Form 10KSB
period 1999-12-31
STARFEST INC
filed 2000-04-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-29913

                                 STARFEST, INC.
                 (Name of small business issuer in its charter)


           California                                          95-444238
  -------------------------------                         ---------------------
  (State or other jurisdiction of                           (I.R.S.  Employer
   incorporation or organization)                         Identification Number)



              9494 East Redfield Road, #1136, Scottsdale, AZ 85260
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  480-551-8280
                           ---------------------------
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  None.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $37,638,000 computed by reference to the $1.70 average of the bid and asked price of the Company's Common Stock on April 12, 2000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,000,000 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.        Description of Business ....................................   1
               Business Development .......................................   1
               Business of Starfest .......................................   2
                      Course of Business for Starfest Should
                      the Merger Not Occur ................................   2
               Number of Employees ........................................   3

Item 2.        Description of Property ....................................   3
               Facilities .................................................   3

Item 3.        Legal Proceedings ..........................................   3

Item 4.        Submission of Matters to a Vote of Security
                      Holders .............................................   3

Item 5.        Market for Common Equity and Related Stockholder
                      Matters .............................................   3
               Dividends ..................................................   4
               Holders ....................................................   4
               Penny Stock Regulations ....................................   4
                      The Penny Stock Suitability Rule ....................   4
                      The Penny Stock Disclosure Rule .....................   5
                      Effects of the Rule .................................   5
               Recent Sales of Unregistered Securities ....................   6

Item 6.        Plan of Operations .........................................   7
               Overview ...................................................   7
                      Concierge's Plan of Operation .......................   7
                      Description of the PCATM ............................   7
                      The Market ..........................................   8
                      Distribution Methods ................................   8
                      Production Costs ....................................   8
                      Government Approval of Principal Products ...........   8
                      Government Regulations ..............................   8
                      Properties ..........................................   9
                      Dependence on Major Customers .......................   9
                      Seasonality .........................................   9
                      Research and Development ............................   9
                      Environmental Controls ..............................   9
                      Year 2000 Computer Problems .........................   9
                      Number of Employees .................................   9
                      Venue of Sales ......................................  10
                      Patents, Trademarks, Copyrights and
                             Intellectual Property ........................  10
                      Legal Proceedings ...................................  10
                      Financial Condition .................................  10
                      Liquidity ...........................................  10
                      Capital Resources ...................................  10

Item 7.        Financial Statements .......................................  10

Item 8.        Changes in and Disagreements With Accountants On
                      Accounting and Financial Disclosure .................  20

Item 9.        Directors, Executive Officers, Promoters and
                      Control Persons; Compliance with
                      Section 16(a) of the Exchange Act ...................  20

                      Section 16(a) Beneficial Ownership
                             Reporting Compliance .........................  21

Item 10.       Executive Compensation .....................................  21
               Long-Term Compensation .....................................  22

Item 11.       Security Ownership of Certain Beneficial Owners
                      and Management ......................................  22

Item 12.       Certain Relationships and Related Transactions .............  23

Item 13.       Exhibits and Reports on Form 8-K ...........................  24
               (a)    Exhibits ............................................  24
               (b)    Reports on Form 8-K .................................  24

Signatures ................................................................  25

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

        Starfest, Inc. was incorporated in California on August 18, 1993 as "Fanfest, Inc." On August 29, 1995 its name was changed to Starfest, Inc.

        Pursuant to a Stock Purchase Agreement (the "Purchase Agreement") dated March 6, 2000 between MAS Capital, Inc., an Indiana corporation, the controlling shareholder of MAS Acquisition XX Corp. ("MAS XX"), an Indiana corporation, and Starfest, approximately 96.83 percent (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XX Corp. were exchanged for $100,000 and 150,000 shares of common stock of Starfest in a transaction in which Starfest became the parent corporation of MAS XX.

        Upon execution of the Purchase Agreement and the subsequent delivery of $100,000 cash and 150,000 shares of common stock of Starfest on March 7, 2000, to MAS Capital Inc., pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Starfest became the successor issuer to MAS Acquisition XX Corp. for reporting purposes under the Securities and Exchange Act of 1934 and elected to report under the Act effective March 7, 2000.

        A change in control of Starfest could occur in the future, should the shareholders of Starfest and Concierge, Inc., a Nevada corporation, approve an agreement of merger entered into between Starfest and Concierge on January 26, 2000. The proposed merger will be submitted to the shareholders of each of Starfest and Concierge pursuant to a Form S-4 Prospectus-Proxy Statement to be filed with the Commission as soon as the necessary audited financial statements of Concierge are prepared. It is expected that these financial statements will be available within 30 days.

               Pursuant  to  the  agreement  of  merger   between  Starfest  and
Concierge,

               o  Starfest will be the surviving corporation,

               o The shareholders of Concierge will receive pro rata for their shares of common stock of Concierge, 78,000,000 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge will be cancelled,

               o The officers and directors of Concierge will become the officers and directors of Starfest, and

               o  The  name   of  Starfest   will   be   changed   to "Concierge
               Technologies, Inc."

Business of Starfest

               Starfest's initial business was the production and promotion of theme events involving numerous artists and performers and designed to attract mass audiences of fans drawn by the theme. In 1994 and 1995 it produced "Fanfest," which was held at the Fairplex at the Los Angeles County Fairgrounds, and which won the Airplay International Award as the "Country Music Event of the Year." In 1995 the event won the Country Music Associations of America's award as the "Best Country Event of the Year." In 1996 the event was renamed "Starfest" and was again held in Los Angeles.

               The events all lost money. In 1997 the event was planned but was cancelled before being held. The company was essentially dormant in 1998 with its activities being limited to dealing with creditors and to attempting to raise capital for the resumption of business.

               In 1999 Starfest turned control of the company over to individuals involved in the adult Internet entertainment business. Under this new direction the company bought three websites found on the Internet through www.starfest.com with the front-page title of adultstars.com. Starfest also purchased and paid for twelve websites on the Internet, but the written transfer of the websites was never obtained, and the right to obtain the transfer of those websites has been sold and transferred to unrelated third parties. Stockholders owning a majority of the outstanding stock of Starfest regained control of the management of the company and, on December 31, 1999, pursuant to the written consent of persons holding a majority of the outstanding shares of common stock of the company, Starfest sold all the assets of the company associated with the adult entertainment business for $10,000 and applied this and its other cash assets to the payment of outstanding liabilities.

               On January 18, 2000, Starfest and Concierge executed a letter of intent to submit to their stockholders a proposal to merge. An agreement of merger was executed on January 26, 2000. Starfest will be the surviving corporation of the merger, but the business and management of the merged companies will be that of Concierge. Pending approval of the merger, Starfest has no business or significant assets.

        Course of Business for Starfest Should the Merger Not Occur

               Should the stockholders of the two companies not approve the merger, Starfest will seek another partner. Its sole

"asset" is its status as a public company whose stock trades on the OTC Bulletin Board.

Number of Employees

        On December 31, 1999, Starfest employed one person full time and no persons part time.

ITEM 2. DESCRIPTION OF PROPERTY

        Starfest owns no plants, real property or personal property.

Facilities

        Starfest's office facilities are in the home of its president, Michael Huemmer, in Scottsdale, Arizona, and are provided rent free.

ITEM 3. LEGAL PROCEEDINGS

        Neither Starfest nor any of its property is the subject of any pending legal proceedings or any proceeding of which Starfest is aware that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Starfest's Common Stock presently trades on the OTC Bulletin Board. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 1998 and 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High          Low
                                            ----          ---

               1998:
                      1st Qtr.              0.02          0.005
                      2nd Qtr.              0.01          0.005
                      3rd Qtr.              0.03          0.005
                      4th Qtr.              0.021         0.01

               1999:
                      1st Qtr.              0.1000        0.0050
                      2nd Qtr.              0.5938        0.0200
                      3rd Qtr.              0.2000        0.0600
                      4th Qtr.              0.1050        0.0450


Dividends

        Starfest has declared no dividends on its common stock. There are no restrictions that would or are likely to limit its ability to pay dividends on its common stock.

Holders

        There are approximately 90 holders of record of Starfest's common stock.

Penny Stock Regulations

        Starfest's common stock trades on the OTC Bulletin Board at a price less than $5 a share and is subject to the rules governing "penny stocks."

        A  "penny stock" is any stock that:

        o  sells for less than $5 a share.

        o is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

        o is not a stock of a "substantial issuer." Starfest is not now a "substantial issuer" and cannot become one until it has net tangible assets of at least $5 million, which it does not now have and will not have solely as a result of the proposed merger with Concierge.

        There are statutes and regulations of the Securities and Exchange Commission (the "Commission") that impose a strict regimen on brokers that recommend penny stocks.

        The Penny Stock Suitability Rule

        Before a broker-dealer can recommend and sell a penny stock to a new customer who is not an institutional accredited investor, the broker-dealer must obtain from the customer information concerning the person's financial situation, investment experience and investment objectives. Then, the broker-dealer must "reasonably determine" (1) that transactions in penny stocks are suitable for the person and (2) that the person, or his advisor, is capable of evaluating the risks in penny stocks.

        After making this determination, the broker-dealer must furnish the customer with a written statement setting forth the basis for this suitability determination. The customer must sign and date a copy of the written statement and return it to the broker-dealer.

        Finally the broker-dealer must also obtain from the customer a written agreement to purchase the penny stock, identifying the stock and the number of shares to be purchased.

        The above exercise delays a proposed transaction. It causes many broker-dealer firms to adopt a policy of not allowing their representatives to recommend penny stocks to their customers.

        The Penny stock Suitability Rule, described above, and the Penny Stock Disclosure Rule, described below, do not apply to the following:

        o      transactions not recommended by the broker-dealer,

        o      sales to institutional accredited investors,

        o sales to "established customers" of the broker-dealer persons who either have had an account with the broker-dealer for at least a year or who have effected three purchases of penny stocks with the broker-dealer on three different days involving three different issuers, and

        o transactions in penny stocks by broker-dealers whose income from penny stock activities does not exceed five percent of their total income during certain defined periods.

        The Penny Stock Disclosure Rule

        Another Commission rule - the Penny stock Disclosure Rule requires a broker-dealer, who recommends the sale of a penny stock to a customer in a transaction not exempt from the suitability rule described above, to furnish the customer with a "risk disclosure document." This document includes a description of the penny stock market and how it functions, its inadequacies and shortcomings, and the risks associated with investments in the penny stock market. The broker-dealer must also disclose the stock's bid and ask price information and the dealer's and salesperson's compensation related to the proposed transaction. Finally, the customer must be furnished with a monthly statement including prescribed information relating to market and price information concerning the penny stocks held in the customer's account.

        Effects of the Rule

        The above penny stock regulatory scheme is a response by the Congress and the Commission to known abuses in the telemarketing of low-priced securities by "boiler shop" operators. The scheme imposes market impediments on the sale and trading of penny stocks. It has a limiting effect on a stockholder's ability to resell a penny stock.

        Starfest's merger shares likely will trade below $5 a share on the OTC Bulletin Board and be, for some time at least, shares of a "penny stock" subject to the trading market impediments described above.

Recent Sales of Unregistered Securities

        Starfest sold shares of its common stock within the past three years without registering the shares under the Securities Act of 1933:


                                  Number of                     Nature of
                                    Shares     Amount of      Consideration
   Person               Date       Issued    Consideration   Paid for Shares
   ------               ----      ---------  -------------   ---------------

Herb Gronauer(1)      02-17-99      100,000    $  5,000    Services as president
                                                           during 1998

J. Douglas Bowey(1)   02-17-99      208,339      10,417    Financial consultant

Thomas J. Kenan(1)    02-17-99      198,338       9,917    Legal services

17 persons(1)         04-06-99   13,000,000     285,000    Cash - $210,000
                                                           Cancel  notes payable
                                                           by Starfest - $75,000

Marjorie J. Cole(2)   05-17-99       33,000         660    (3)

Thomas J. Kenan(2)    08-27-99      100,000       6,000    Legal services

7 persons(2)          11-19-99    1,365,000      40,950    (4)

4 persons(2)          12-30-99      700,000      46,620    (5)

-------------------------

(1) Shares were issued to these persons pursuant to the exemption from registration provided by the Commission's Regulation D, Rule 504.

(2) Shares were issued to these persons pursuant to the exemption from registration provided by the Commission's Regulation D, Rule 506.

(3) Financial consulting services provided by her spouse, George W. Cole.

(4)     Services rendered to promote the company's product.

(5)     Advertising and promotional services.

        All shares issued in reliance upon the Regulation D, Rule 506 exemption from registration were issued to persons that had existing relationships with the company's officers and directors and were sophisticated in investment matters. No public solicitation or public advertising was used in connection with these sales of securities.

ITEM 6.        PLAN OF OPERATIONS

        As described above under "Item 1. Description of Business," on January 26, 2000, Starfest and Concierge, Inc. entered into an agreement of merger that will be submitted to the shareholders of each corporation for their approval or rejection. The submittal will be pursuant to a Form S-4 Prospectus-Proxy Statement to be filed with the Commission during April 2000. Should the proposed merger be approved by the shareholders of both corporations, the business of Concierge will be the business of Starfest.

        Should the proposed merger be effected, Starfest's management has been advised by the management of Concierge that Concierge's present and proposed business is as follows:

Overview

        Concierge was incorporated on September 20, 1996, in the State of Nevada. Its principal office is at 6033 West Century
Boulevard, Suite 1278, Los Angeles, California 90045. Its telephone number is 310-645-1582.

        Concierge's Plan of Operation

        Concierge has developed a "unified messaging" product - the Personal Communications Attendant. It proposes to market this product commencing in April 2000.

        Description of the PCA

        Concierge's PCA provides a means by which any user of Internet e-mail can have e-mail and fax messages spoken to him or her over any touch-tone telephone or wireless phone in the world.

        The PCA responds to the user's voice commands to read, verbalize and manage e-mail traffic stored on a personal computer. The PCA is "trained" to respond only to the voice commands and personal voice password of the individual user, thus guaranteeing that each user's personal messages cannot be accessed by anyone else. Responding to spoken instructions, the PCA can verbalize e-mail with fax and voice-mail capabilities over the phone and save or delete those messages as directed by the user. Even more exciting, the user, by voice command, over the telephone, can dictate e-mail messages to respond to the e-mail messages accessed by telephone.

        The Market

        As of early 1999, there were estimated to be over 250 million e-mail users worldwide, a number which is growing rapidly. As to the domestic market, last year there were more than 40 million e-mail users in the U.S. churning out more than 150 million messages a day. By 2003 that could reach more than 200 million users, creating 7 billion messages a day. A substantial majority of this group are potential users of Concierge's current products and products planned for release.

        Distribution Methods

        Concierge plans an aggressive, direct-mail and Internet- marketing campaign to introduce and promote the PCA.

        Production Costs

        The PCA will be manufactured and produced for Concierge by Xetel Corp. A service order fulfillment contract is being negotiated at this time with an unaffiliated third party corporation. Emerald Solutions, Inc. will provide project management, program design and program coding services to implement products designed by Concierge.

        The e-mail version will retail at $39.95. With a $19.95 upgrade, the pro version monitors and collects fax, voice mail and e-mail messages. There will be no monthly service fee. No device other than an ordinary telephone is needed to access the PCA. The PCA also includes an auto pager that notifies the user by phone or pager when new e-mail is received.

        Considering direct product costs including royalties, Concierge projects a gross profit margin of approximately 80 to 90 percent of direct sales.

        Concierge  is  in  the  process  of   "nationalizing"   the  product  to
accommodate several foreign languages, including Japanese, Korean, German, Latin American Spanish, French and Brazilian
Portuguese.

        Governmental Approval of Principal Products

        No governmental approval is required in the U.S. for Concierge's products.

        Government Regulations

        There are no governmental regulations in the U.S. that apply to Concierge's products.

        Properties

        Concierge subleases approximately 150 square feet of office space at Suite 1278, 6033 West Century Boulevard, Los Angeles, California 90045. The space is deemed adequate for the present time, but additional space will be needed commencing in April 2000. Concierge has not yet identified the additional space it will lease, but ample space is available in the vicinity of its present space and elsewhere in the Los Angeles area.

        Dependence on Major Customers and Suppliers

        Concierge does not anticipate that it will be dependent on any major customers or suppliers.

        Seasonality

        There should be no seasonal aspect to Concierge's business other than increased sales anticipated in the fourth calendar quarter associated with the year-end holidays.

        Research and Development

        Concierge expended approximately $188,663 on research and development in 1998 and $50,431 in 1999. It anticipates that it will expend approximately $150,000 on research and development in 2000 and approximately $200,000 in 2001.

        Environmental Controls

        Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

        Year 2000 Computer Problem

        Concierge has determined that it does not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. Concierge presently uses off-the-shelf and easily replaceable software programs and has determined that all software is year 2000 compliant.

        Number of Employees

        On March 1, 2000 Concierge employed two persons full time and two persons part time.

        Venue of Sales

        Concierge   anticipates   that  some  of  its  initial   sales  will  be
attributable to exports to English-speaking countries.

        Patents, Trademarks, Copyrights and Intellectual Property

        Concierge has trademarked its Personal Communications Attendant. It has no patents on the product; the underlying technology is the subject of patents, and Concierge is required to pay royalty of approximately $0.50 a PCA unit to each of two unaffiliated patent holders, Lexicus, a subsidiary of Motorola, and Fonix.

        Legal Proceedings

        Neither Concierge nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to its business.

        Financial Condition

        As of March 8, 2000, Concierge had cash assets of approximately $500,000 acquired through the sale of its common stock in an offering exempt from registration pursuant to the provisions of the Commission's Regulation D, Rule 506.

        Liquidity

        Concierge expects to improve its liquidity through anticipated sales of its PCATM commencing in April 2000.

        Capital Resources

        Should the need arise during the next twelve months for additional capital, Concierge believes that several of its existing shareholders will provide equity capital to meet this need.

ITEM 7.        FINANCIAL STATEMENTS

Starfest, Inc.

        Independent Auditors' Report ......................................  11
        Balance Sheet as of December 31, 1999 .............................  12
        Statement of Operations for the years
               ended December 31, 1999 and
               December 31, 1998 ..........................................  13
        Statement of Changes in Stockholders' Equity
               (Deficit) for the period from
               December 31, 1997 to December 31, 1999 .....................  14

        Statements of Cash Flows for the years ended
               December 31, 1999 and December 31, 1998 ....................  15
        Notes to Financial Statements .....................................  16

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Starfest, Inc.

I have audited the accompanying balance sheet of Starfest, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starfest, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring significant losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jaak Olesk

Beverly Hills, California

February 9, 2000

                                 STARFEST, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999




                                     ASSETS
                                     ------


Cash                                                                $       481
                                                                    -----------





                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



Current Liabilities
 Accounts payable                                                   $    17,687
                                                                    -----------
Total current liabilities                                           $    17,687
                                                                    -----------

Stockholders' equity (deficit)
  Common stock: no par value,
  65,000,000 shares authorized;
  21,697,999 shares issued and
  outstanding                                                         2,639,651


  Retained earnings (deficit)                                        (2,656,857)
Total stockholders' equity (deficit)                                    (17,206)

                                                                     $      481













                 See accompanying notes to financial statements.

                                 STARFEST, INC.
                             STATEMENT OF OPERATIONS





                                                      For the Year Ended
                                                  December 31,   December 31,
                                                       1999          1998
                                                  ------------   ------------



Revenues                                          $          -   $          -
                                                  ------------   ------------


General and Administrative
Expenses                                               518,606          2,366
                                                  ------------   ------------

Operating (Loss)                                      (518,606)        (2,366)

Provision for income taxes                                   -              -
                                                  ------------   ------------


NET (LOSS)                                        $   (518,606)  $     (2,366)


Net (Loss)
per common share                                  $       (.04)  $       (.01)


Weighted Average Shares
Outstanding                                         15,893,441      8,301,323




                 See accompanying notes to financial statements.

                                 STARFEST, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)




                             Common Stock           Retained
                       Number of       Amount       Earnings
                        Shares         Total        (Deficit)          Total
                       ---------     ----------    ------------     -----------


Balance,
December 31, 1997      6,236,323     $1,598,072    $(2,135,885)     $ (537,813)

Net (loss) for
year ended
December 31, 1998              -             -          (2,366)         (2,366)
                      ----------    ----------     -----------      ----------

Balance,
December 31, 1998      6,236,323     1,598,072      (2,138,251)       (540,179)

Shares issued
for services           2,313,338        87,200               -          87,200

Shares issued
for assets             2,950,000       118,000               -         118,000

Shares issued
for debt
extinguishment         6,165,005       646,379               -         646,379

Shares issued
for cash               4,033,333       190,000               -         190,000

Net (loss) for
year ended
December 31, 1999              -             -        (518,606)       (518,606)
                      ----------    ----------     -----------       ---------

Balance,
December 31, 1999     21,697,999    $2,639,651     $(2,656,857)      $ (17,206)





                 See accompanying notes to financial statements.

                                 STARFEST, INC.
                            STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                         1999          1998
                                                       ----------    ----------
Net Cash From
Operating Activities:
Net (loss)                                             $(518,606)    $  (2,366)
Adjustments to reconcile
 net loss to net cash
 used by operating activities:
Shares issued for services                                87,200             -
Shares issued for assets                                 118,000             -
Shares issued for
 debt extinguishment                                     646,379             -
Changes in assets
    and liabilities:
  Accounts payable                                      (413,692)        2,366
  Other liabilities                                     (108,800)            -
                                                       ---------     ---------

Net cash (used)
    by operating activities                             (189,519)            -
 Investing Activities:
Net cash provided (used) by
  Investing Activities                                         -             -
                                                       ---------     ---------
Cash flows from Financing
Activities
Common stock issued for cash                             190,000             -
                                                       ---------     ---------
Net cash provided by
Financing Activities:                                    190,000
Increase in Cash                                             481             -
Cash at beginning of period                                    -             -
                                                       ---------     ---------
Cash at end of period                                  $     481     $       -

Supplemental cash flow information:
Cash paid during the period for:

   Interest                                            $       -     $       -

   Income taxes                                        $       -     $       -

Non cash financing transactions:

Shares for services                                    $  87,200     $       -

Shares for debt extinguishment                         $ 646,379     $       -

Shares for assets                                      $ 118,000     $       -


                 See accompanying notes to financial statements.

                                 STARFEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 -  Summary of Significant Accounting Policies

Nature of Operations

Starfest, Inc. (the "Company"), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc.. In August, 1995 the Company changed its name to Starfest, Inc.. During the year ended December 31, 1998, the Company was inactive, just having minimal administrative expenses. During the year ended December 31, 1999 the Company attempted to pursue operations in the online adult entertainment field. However, the Company was not successful in this pursuit.

Cash equivalents

        Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased. There were no cash equivalents at December 31, 1999.

Loss per share

        The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. Fully diluted calculations are not presented since the Company only had losses for all periods presented (thus antidilutive).

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Issuance of Shares for Services

        Valuation of shares for services is based on the estimated fair market value of the services performed.

Income taxes

        The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes". (See Note 3).

                                 STARFEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 -  Summary of Significant Accounting Policies(continued)

Fair Value of Financial Instruments

        Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1999. The Company considers the carrying value of such amounts in the consolidated financial statements to approximate their expected realization and interest rates, which approximate current market rates. During the periods presented and at December 31, 1999 the Company had no financial instruments.

Comprehensive Income (Loss)

        In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position, as there was no difference between comprehensive loss and the net loss as reported.

Segment Disclosures

        In Fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way companies report information regarding operating segments in annual financial statements. The adoption of SFAS No. 131 required no additional disclosure for the Company as the Company operated in one principal business segment.

Reclassifications

        Certain   items  in  prior  period   financial   statements   have  been
reclassified to conform with 1999 classifications.

NOTE 2 - Basis of presentation and considerations related to continued existence (going concern)

        The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $518,606 for the year ended December 31, 1999. The Company incurred a net loss of $2,366 for the year ended December 31, 1998.

                                 STARFEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 - Basis of presentation and considerations related to continued existence (going concern) (continued)


        These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

        The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

NOTE 3 - Income Taxes

        The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

        Since the Company did not have taxable income during the periods presented, no provision for income taxes has been provided. At December 31, 1999, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At December 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

NOTE 4 - Subsequent Events

        On January 18, 2000 the Company issued 1,302,001 of its common shares, for January, 2000 services, to three shareholders.

        In January and February, 2000 the Company was in negotiations regarding possibly entering into a business combination with Concierge, Inc., a development stage software developer. Concierge, Inc. does not have significant assets or revenues.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 8,  2000  Starfest's  principal  independent  accountant,  Jaak
(Jack) Olesk, Beverly Hills, California, resigned. His reports on the Company's financial statements from inception onward contained no adverse opinions or disclaimers of opinions and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Jaak (Jack) Olesk, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Jaak (Jack) Olesk's satisfaction, would have caused him to make reference to the subject matter of the disagreements in connection with his reports.

        The registrant has not yet engaged a new independent accountant or principal accountant to audit its financial statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                   Office Held            Term
  Person                     Offices                  Since            of Office
  ------                     -------               -----------         ---------

Michael Huemmer, 60          President and             1999               2000
                             Director

Janet Alexander, 66          Secretary and             1999               2000
                             Director


        Michael Huemmer. Mr. Huemmer has been employed by Starfest since April 1999. Prior to this employment he was the president of Ameripro Sports Marketing Company of Palm Desert, California from 1995 until his employment with Starfest.

        Janet Alexander. Ms. Alexander has served as Starfest's secretary since July 1999. Prior to this employment she was self-employed as a hypnotherapist in Wildomer, California from 1995 until June 1998 when she moved to Palm Springs, California. She was not employed from June 1998 until she became the secretary of Starfest in July 1999.

        There are no family relationships between the directors and officers. There are no significant employees of Starfest who are not described above.

        Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and a review of any written representations received by the registrant from the following persons, no person, who was at any time a director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, the reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10.       EXECUTIVE COMPENSATION

        The following information concerns the compensation of Starfest's chief executive officer for the last three completed fiscal years. No other executive officers or individuals received total annual salary and bonus that exceeded $100,000 during the last three completed fiscal years.


                                                                  Shares of
Name of Chief Executive Officer      Year   Cash Salary     Common Stock Awarded
-------------------------------      ----   -----------     --------------------

Michael Huemmer                      1999    $18,000                 300,000(1)
                                     1998          0                         0
                                     1997          0                         0

Thomas J. Kenan                      1999          0                         0
                                     1998          0                         0
                                     1997          0                         0

Herb Gronauer                        1999          0                         0
                                     1998          0                 200,000(2)
                                     1997          0                         0


------------------------

(1) The value of the 300,000 shares of stock awarded to Mr. Huemmer was $13,500 when the award was made.

(2) The value of the 200,000 shares of stock awarded to Mr. Gronauer was $10,000 when the award was made.

        In November 1999 Ms. Janet Alexander, secretary of Starfest, was granted 100,000 shares of common stock of Starfest as compensation for her services as secretary and a director. In March 2000, Pamela Miller was awarded 150,000 shares of common stock of Starfest as compensation for her services as secretary and a director of Starfest during part of 1999.

        Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to Starfest's management during or with respect to the period ended December 31, 1999. Further, no member of Starfest's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

        There are no employment contracts, compensatory plans or arrangements, including payments to be received from Starfest, with respect to any director or executive officer of Starfest which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Starfest or its subsidiaries, any change in control of Starfest, or a change in the person's responsibilities following a change in control of Starfest.

Long-Term Compensation

        Starfest has no long-term compensation plans or employment agreements with any of its officers or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the common stock of Starfest as of March 7, 2000 by each individual who is known to Starfest, as of the date of this filing, to be the beneficial owner of more than five percent of Starfest's common stock, its only voting security.

        Name and Address                  Amount and
         Of Beneficial                    Nature of                   Percent of
            Owner                   Beneficial Ownership(1)              Class
        ----------------            -----------------------           ----------

        Thomas J. Kenan               1,360,000 shares(2)                5.9%
        212 N.W. 18th St.
        Oklahoma City, OK 73103

        Gary Bryant                   1,310,000 shares(3)                5.7%
        46471 Manitou
        Indian Wells, CA 92210

-------------------------

(1) Unless otherwise indicated, Starfest believes that all persons named in the above table have the sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) 760,000 of these shares are held of record by the Marilyn C. Kenan Trust, of which trust Marilyn C. Kenan, the spouse of Thomas J. Kenan, is the trustee and beneficiary. Mr. Kenan disclaims any beneficial ownership of any of the shares held in the trust.

(3) 570,000 of these shares are held of record by Suzanne Bryant, Mr. Bryant's spouse, and 370,000 are held of record by Newport Capital Corporation, a corporation under the control of Mr. Bryant. Mr. Bryant disavows any beneficial ownership of any of the shares held by Mrs. Bryant.

        The table below sets forth the ownership, as of the date of this filing, by all directors and nominees, and each of the named executed officers of Starfest, and directors and executive officers of Starfest as a group, of the common stock of Starfest, its only voting security.

   Name and Address              Amount and Nature of                Percent of
       of Owner                  Beneficial Ownership                  Class
   ----------------              --------------------                ----------

Michael Huemmer                     760,000 shares                      3.3%
#1136
9494 East Redfield Road
Scottsdale, AZ 85260

Janet Alexander                     100,000 shares                      0.4%
Suite C
120 East Andreas Road
Palm Springs, CA 92262

Officers and Directors
  as a Group (2 persons)            860,000 shares                      3.7%


        There are no agreements between or among any of the shareholders that would restrict the issuance of shares in a manner that would cause any change in control of Starfest. There are no voting trusts, pooling arrangements or similar agreements in the place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near future.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions during the past two years, or proposed transactions, to which Starfest was or is to be a party, in which any director, executive officer, nominee for election as a director, any security holder named in Item 10 above and any immediate family member of any of the foregoing persons had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed as part of this Form 10-KSB:

        Exhibit No.                                Description

         2            -      Stock Purchase Agreement of March 6, 2000
                             between Starfest, Inc. and MAS Capital, Inc.*

         3.1          -      Certificate of Amendment of Articles of
                             Incorporation of Starfest, Inc. and its
                             earlier articles of incorporation.*

         3.2          -      Bylaws of Starfest, Inc.*

        10.1          -      Agreement of Merger between Starfest, Inc. and
                             Concierge, Inc.*

        23            -      Consent of Jaak (Jack) Olesk, certified public
                             accountant*

        27            -      Financial Data Schedule

        *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

(b)     Reports on Form 8-K

        No Forms 8-K were filed by Starfest during the last quarter of the period covered by this report.

                                   SIGNATURES

        In accordance with Section 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STARFEST, INC.



Date:  April __, 2000                       By /s/ Michael Huemmer
                                              ---------------------------------
                                              Michael Huemmer, President

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April __, 2000                       /s/ Michael Huemmer
                                            -----------------------------------
                                            Michael Huemmer, President, Chief
                                            Financial Officer, and Director



Date:  April __, 2000                       /s/ Janet Alexander
                                            -----------------------------------
                                            Janet Alexander, Secretary and
                                            Director

                                 Starfest, Inc.

                             Exhibits to Form 10-KSB
                   For the Fiscal Year Ended December 31, 1999



     Exhibit No.                          Description

         2            -      Stock Purchase Agreement of March 6, 2000
                             between Starfest, Inc. and MAS Capital, Inc.*

         3.1          -      Certificate of Amendment of Articles of
                             Incorporation of Starfest, Inc. and its
                             earlier articles of incorporation.*

         3.2          -      Bylaws of Starfest, Inc.*

        10.1          -      Agreement of Merger between Starfest, Inc. and
                             Concierge, Inc.*

        23            -      Consent of Jaak (Jack) Olesk, certified public
                             accountant*

        27            -      Financial Data Schedule

        *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.