Form 10QSB
period 2000-03-31
STARFEST INC
filed 2000-06-08
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                                 Starfest, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  California                       000-29913                         95-4442384
--------------              ------------------------               -------------
  (state of                 (Commission File Number)               (IRS Employer
incorporation)                                                      I.D. Number)


                         9494 East Redfield Road, #1136
                              Scottsdale, AZ 85260
                                  480-551-8280
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---

        As of March 31, 2000, there were 23,000,000 shares of the Registrant's Common Stock, no par value, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes  No  X
                                                                            ---

                         PART I - FINANCIAL INFORMATION



Item 1.        Financial Statements

                                 Starfest, Inc.
                                 Balance Sheets

                                 March 31, 2000

                                     Assets
                                     ------


                                                                        2000
                                                                    -----------

Current Assets:

Cash                                                                $      833
                                                                     ----------

        Total Current Assets                                        $      833
                                                                     ==========


                 Liabilities And Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current Liabilities:
Accounts payable                                                   $     5,461
Payable to shareholders                                                 24,814
                                                                    -----------

        Total current liabilities                                  $    30,275
                                                                    -----------


Stockholders, Equity (Deficit):

    Common stock, no par value,
    65,000,000 shares authorized;
    19,499,999 and 23,000,000 shares
    issued and outstanding                                          2,647,253

Retained earnings (deficit)                                        (2,676,695)
                                                                   -----------

        Total stockholders, equity
          (deficit)                                                   (29,442)
                                                                   -----------

                                                                  $       833
                                                                   ===========

See notes to financial statements.

                                 Starfest, Inc.
                            Statements Of Operations

                          Three Months Ended March 31,



                                                      2000              1999
                                                  ------------      ------------


Revenues                                          $         -       $         -
                                                   -----------       -----------
General and Administrative
  Expenses                                             19,038             2,424
                                                   -----------       -----------

Operating Loss                                        (19,038)           (2,424)

Provision for income taxes                                800               800
                                                   -----------       -----------

Net Loss                                          $   (19,838)           (3,224)
                                                   ===========       ===========

Accumulated Deficit - beginning of year            (2,656,857)       (2,138,251)
                                                   -----------       -----------

Accumulated Deficit - end of year                  (2,676,695)       (2,141,475)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                23,038,298         6,478,397
                                                   ===========       ===========

Basic Loss Per Common Share                       $      (.00)      $      (.00)
                                                   ===========       ===========

Diluted Loss Per Common Share                     $      (.00)      $      (.00)
                                                   ===========       ===========


See notes to financial statements.

                                 Starfest, Inc.
             Statement Of Changes In Stockholders' Equity (Deficit)

          For the Three Months ended March 31, 2000 and March 31, 1999


                            Common Stock             Retained
                      ------------------------
                      Number of                      Earnings
                       Shares         Amount         (Deficit)         Total
                      ---------     ----------      ------------     ----------

Balance,
December 31, 1998     6,236,323     $1,598,072     $(2,138,251)      $(540,179)

Shares issued
for services            208,339            208                -            208

Shares issued for
debt extinguished       298,338        127,400                -        127,400

Net loss for
three months
ended
March 31, 1999                -              -           (3,224)        (3,224)
                     ----------      ---------       ----------      ---------

Balance,
March 31, 1999       6,7843,000     $1,725,680      $(2,141,475)     $(415,795)
                     ==========      =========       ==========       =========


Balance, December
31, 1999             21,697,999     $2,639,651      $(2,656,857)    $  (17,206)

Shares issued
for services            602,001            602                             602

Shares issued
for cash                700,000          7,000                           7,000

Net loss for
three months
ended
March 31, 2000                                          (19,838)       (19,838)
                     ----------      ---------       ----------       --------

Balance March
31, 2000             23,000,000     $2,647,253      $(2,676,695)     $ (29,442)
                     ==========      =========       ==========       ========

See notes to financial statements.

                                 Starfest, Inc.
                            Statements Of Cash Flows
                          Three Months Ended March 31,

                                                      2000              1999
                                                   -----------       -----------
Net Cash From
  operating Activities:
Net loss                                           $  (19,838)       $   (3,224)
Adjustments to reconcile
  net loss to net cash
  used by operating activities:
Shares issued for services                                602               208
Loss on disposal of equipment                               -             2,216
Shares issued for debt
  extinguishment                                            -           127,400
                                                    ----------        ----------
          Total Adjustments                               602           129,824

Increase (Decrease) in Liabilities
  Accounts payable                                    (12,226)              800
  Other liabilities                                         -          (127,400)
                                                    ----------        ----------
Net cash used
  by operating activities                             (31,462)                -

Cash Flows From Investing Activities                        -                 -

Cash Flows From Financing Activities
  Proceeds from Shareholders issued notes              24,814                 -
  Proceeds from issuance of common stock                7,000                 -
                                                    ----------        ----------
Net cash provided by
  Financing Activities                                 31,814                 -
                                                    ----------        ----------

Net Cash Provided from All Activities                     352                 -

Cash - beginning of period                                481                 -
                                                    ----------        ----------

Cash at end of period                              $      831        $        -
                                                    ==========        ==========

Supplemental cash flow information:
Cash paid during the period for:
  Interest                                         $        -        $        -
  Income taxes                                     $        -        $        -

Non cash financing transactions:
  Shares for services                              $      602        $      208
  Shares for debt extinguishment                   $        0        $  127,400


See notes to financial statements.

                                 Starfest, Inc.
                          Notes To Financial Statements
                        March 31, 2000 and March 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    (a) Starfest, Inc. (the Company), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August, 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. The Company is negotiating an agreement with a copy (see Note 3). The purpose of the merger is to effect an online communication retrieval system such as e-mail via the telephone.

    (b) Cash Equivalents

        Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased. There were no cash equivalents for the three months ended March 31, 2000 and March 31, 1999.

    (c)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

    (d)  Issuance of Shares for Services

         Valuation of shares for services is based on the estimate fair market value of the services performed.

    (e)  Income Taxes

         The Company's uses the liability method of accounting for income tax specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at March 31, 2000 and March 31, 1999.

                                 Starfest, Inc.
                          Notes To Financial Statements
                        March 31, 2000 and March 31, 1999


    (f) Loss Per Share

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share." The statement replaced primary EPS with basic EPS which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The company uses the method specified by the statement.

2.  ADVERTISING
    -----------

    Advertising is expensed as incurred.


3.  MERGER NEGOTIATIONS
    -------------------

    On January 26, 2000 the Company entered into an agreement of merger with Concierge, Inc., a Nevada corporation, pursuant to which, should the merger be approved by the shareholders of both companies, the presently outstanding 1,376,380 shares of common stock of Concierge, Inc. will be converted into shares of common stock of the Company on the basis of 70,444 shares of Starfest, Inc. to be issued for each share of Concierge, Inc. The Company is registering 96,957,713 shares of its common stock on a Form S-4 to be filed with the Securities and Exchange Commission to be available should the merger be approved.

4.  RELATED PARTY NOTES PAYABLE
    ---------------------------

        Payable to shareholders is non-interest bearing, unsecured with no specified due date.

5.  GOING CONCERN UNCERTAINTIES
    ---------------------------

    At the end of the first quarter (March 31, 2000) the Company incurred an operating loss of (3,224). If management will be unable to generate revenue or secure adequate financing to do its current business operational plan, there will be substantial doubt of the Company's ability to continue as a going concern. The Company, however, believes that its current financing and reorganization plan will generate the resources required to continue and sustain its operation indefinitely.

                                OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27      Financial Data Schedule

(b)     Forms 8-K

        Starfest filed two Forms 8-K during this fiscal quarter:

        (1)    March  10,  2000  -  reporting   the   purchase  by  Starfest  of
               substantially all the capital stock of MAS Acquisition XX Corp. The following financial statements were filed in the Form 8-K:

               Starfest, Inc.

                      Independent Auditor's Report

                      Balance Sheet as of 12-31-99

                      Statement of Operations for the years ended 12-31-99 and 12-31-98

                      Statement of Changes in Stockholders' Equity (Deficit) for the period from 12-31-97 to 12-31-99

                      Statements of Cash Flows for the Years ended 12-31-99 and 12-31-98

                      Notes to Financial Statements

        (2) March 15, 2000 - reporting the resignation of Jaak Olesk as Starfest's independent certifying accountant.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 31, 2000                     STARFEST, INC.



                                        By /s/ Michael Huemmer
                                           -------------------------------------
                                           Michael Huemmer, President