Form 10QSB
period 2000-06-30
STARFEST INC
filed 2000-08-18
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
               the transition period from _________ to __________


                                 STARFEST, INC.
             (Exact name of registrant as specified in its charter)

                          Commission File No. 000-29913

                         State of Incorporation: Nevada
                      IRS Employer I.D. Number: 95-4442384


                         9494 East Redfield Road, #1136
                            Scottsdale, Arizona 85260
                             Telephone 480-551-8280
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        As of June 30, 2000, there were 23,000,000 shares of the Registrant's Common Stock, no par value, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes[ ] No[X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                          Starfest, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2000




                                     ASSETS
                                     ------

Current Assets
--------------
  Cash                                               $     1,105
                                                      ----------
           Total Current Assets                                    $     1,105
                                                                    ----------

           Total Assets                                            $     1,105
                                                                    ==========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
-------------------
  Accounts payable                                   $    16,044
  Related Party Notes Payable                            347,502
                                                      ----------

           Total Current Liabilities                               $   363,546


Shareholders' Deficit
  Authorized; 65,000,000 no par value
  common shares, issued and outstanding,
  23,000,000 common shares                             2,647,353

  Accumulated deficit                                 (3,009,794)
                                                       ---------

           Total Shareholders' Deficit                                (362,441)
                                                                    ----------

           Total Liabilities and
             Shareholders' Deficit                                 $     1,105
                                                                    ==========

             See accountant's review report and accompanying notes

                          Starfest, Inc. and Subsidiary

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                       For the Three Months Ended June 30,
                       -----------------------------------

                                                          2000           1999
                                                          ----           ----

REVENUES                                             $         0    $         0

OPERATING EXPENSES
  General and Administrative Expenses                     17,611        174,586
                                                      ----------     ----------

(LOSS) FROM OPERATIONS                                   (17,611)      (174,586)

PROVISION FOR INCOME TAXES                                   800            800
                                                      ----------     ----------

NET LOSS                                                 (18,411)      (175,386)

ACCUMULATED DEFICIT -- beginning of year              (2,991,383)    (2,138,251)
                                                      ----------     ----------

ACCUMULATED DEFICIT -- end of year                    (3,009,794)    (2,316,861)
                                                      ==========     ==========

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                   23,086,813     18,885,856
                                                      ==========     ==========

BASIC LOSS PER COMMON SHARE                          $      (.00)   $      (.01)
                                                      ==========     ==========

DILUTED LOSS PER COMMON SHARE                        $      (.00)   $      (.01)
                                                      ==========     ==========



             See accountant's review report and accompanying notes

                          Starfest, Inc. and Subsidiary

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                        For the Six Months Ended June 30,
                        ---------------------------------

                                                          2000           1999
                                                          ----           ----

REVENUES                                             $         0    $         0
                                                      ----------     ----------

OPERATING EXPENSES
  General and Administative Expenses                     352,137        177,810
                                                      ----------     ----------

(LOSS) FROM OPERATIONS                                  (352,137)      (177,810)

PROVISION FOR INCOME TAXES                                   800            800
                                                      ----------     ----------

NET LOSS                                                (352,937)      (178,610)
                                                      ==========     ==========

ACCUMULATED DEFICIT -- beginning of year              (2,656,857)    (2,656,857)
                                                      ----------     ----------

ACCUMULATED DEFICIT -- end of year                    (3,009,794)    (2,835,467)
                                                      ==========     ==========

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                   22,914,637     12,713,605
                                                      ==========     ==========

BASIC LOSS PER COMMON SHARE                          $      (.02)   $      (.01)
                                                      ==========     ==========

DILUTED LOSS PER COMMON SHARE                        $      (.02)   $      (.01)
                                                      ==========     ==========

              See accountant's review report and accompanying notes

                          Starfest, Inc. and Subsidiary

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            Six Months Ended June 30,
                            -------------------------


                                                          2000           1999
                                                          ----           ----

CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                           $  (352,937)   $  (178,610)

  Adjustments to reconcile Net Loss To Net
    Cash Used by Operating Activities:
      Loss on disposal of equipment                            0          2,216
      Shares issued for services                             702            358
      Shares issued for debt extinguishment                    0        646,379
      Shares issued for assets                                 0        118,000
                                                      ----------     ----------

          Total Adjustments                                  702        766,953

INCREASE (DECREASE) IN LIABILITIES
  Accounts payable                                        (1,643)      (413,692)
  Other liabilities                                            0       (108,800)
                                                      ----------     ----------

NET CASH USED BY OPERATING ACTIVITIES                   (353,878)       (65,851)

CASH FLOWS FROM INVESTING ACTIVITIES
  Internet assets received in exchange for stock               0       (118,000)
                                                      ----------     ----------

NET CASH USED BY INVESTING ACTIVITIES                   (353,878)             0
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Concierge, Inc.                             100,000              0
  Advances from stockholders                             247,502              0
  Common stock issued for cash                             7,000        190,000
                                                      ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                354,502        190,000
                                                      ----------     ----------

NET CASH PROVIDED FROM ALL ACTIVITIES                        624          6,149

CASH - Beginning of Period                                   481              0
                                                      ----------     ----------

CASH - End of Period                                 $     1,105    $     6,149
                                                      ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest                                         $         0    $         0
    Income taxes                                     $         0    $         0

NON-CASH FINANCING TRANSACTIONS:
  Shares for services                                $       702    $       358
  Shares for debt extinguishment                     $         0    $         0

              See accountant's review report and accompanying notes

                          Starfest, inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2000 and June 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   (a) Starfest, Inc. (the Company), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August, 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. The Company purchased an internet site for $118,000 in April 1999 (paid with $2,950,000 shares of Starfest common stock). The site generated no revenues. The site was abandoned in December 1999 and expensed at that time. The Company is negotiating a merger agreement with a company (see Note 3). The purpose of the merger is to effect an online communication retrieval system such as e-mail via the telephone.

        In March 2000, the Company acquired approximately 96.83% ($8,250,000 shares) of the common stock of MAS Acquisition XX, Corp. (MAS XX) in a purchase acquisition for $314,688. The purchased Company had not assets or liabilities so the off-set to the purchase price was treated as goodwill. This goodwill amount was expensed in March 2000 at the time of the acquisition since it did not have any future value for the entities.

   (b)  Cash Equivalents
        ----------------
        Cash equivalents consist of funds invested in money market accounts and investments with a maturity of three months or less when purchased. There were no cash equivalents for the three months ended June 30, 2000 and June 30, 1999.

   (c)  Use of Estimates
        ----------------
        The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

   (d)  Issuance of Shares for Service
        ------------------------------
        Valuation of shares for services is based on the estimated fair market value of the services performed.

   (e)  Income Taxes
        ------------
        The Company's uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at June 30, 2000 and June 30, 1999.

                          Starfest, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS cont.'d

                         June 30, 2000 and June 30, 1999



   (f)  Loss Per Share
        --------------
        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share." The statement replaced primary EPS with basic EPS which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The company uses the method specified by the statement.


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


4. RELATED PARTY NOTES PAYABLE
   ---------------------------
   Notes payable to shareholders are non-interest bearing, unsecured with no specified due date in the amount of $247,502. Note payable to Concierge, Inc. is non-interest bearing with no specified due date in the amount of $100,000. Total related party notes payable is $347,502.


5. GOING CONCERN UNCERTAINTIES
   ---------------------------
   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $352,937 for the six months ended June 30, 2000 and a net loss of $18,411 for the three months ended June 30, 2000.

   These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

   The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

Item 2.        Plan of Operation

        On January 26, 2000 the company entered into an agreement of merger with Concierge, Inc., a Nevada corporation, pursuant to which, should the merger be approved by the shareholders of both companies, the presently outstanding 1,376,380 shares of common stock of Concierge, Inc. will be converted into shares of common stock of the company on the basis of 70.444 shares of Starfest, Inc. to be issued for each share of Concierge, Inc. The company is registering 96,957,713 shares of its common stock on a Form S-4 to be filed with the Securities and Exchange Commission to be available should the merger be approved.

        Should the merger not be approved, Starfest will seek another merger partner. Our sole "asset" is our status as a public company whose stock trades on the OTC Bulletin Board.

                                OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27    Financial Data Schedule

(b)     Forms 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 17, 2000                     Starfest, Inc.



                                            By /s/ Michael Huemmer
                                               --------------------------------
                                               Michael Huemmer, President