Form 10KSB/A
period 1999-12-31
STARFEST INC
filed 2000-09-07
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-29913

                                 STARFEST, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          California                                           95-4442384
-------------------------------                           ----------------------
(State or other jurisdiction of                              I.R.S. Employer
 incorporation or organization)                           Identification Number)



              9494 East Redfield Road, #1136, Scottsdale, AZ 85260
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  480-551-8280
                                  ------------
                           (Issuer's Telephone Number)

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

        Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.        Description of Business ...................................    1
               Business Development ......................................    1
               Business of Starfest ......................................    2
                      Plan of Operation ..................................    3
               Number of Employees .......................................    3

Item 2.        Description of Property ...................................    4
               Facilities ................................................    4

Item 3.        Legal Proceedings .........................................    4

Item 4.        Submission of Matters to a Vote of Security
                      Holders ............................................    4

Item 5.        Market for Common Equity and Related Stockholder
                      Matters ............................................    4
               Dividends .................................................    4
               Holders ...................................................    4
               Penny Stock Regulations ...................................    5
                      The Penny Stock Suitability Rule ...................    5
                      The Penny Stock Disclosure Rule ....................    6
                      Effects of the Rule ................................    7
               Recent Sales of Unregistered Securities ...................    7

Item 6.        Plan of Operations ........................................    8
               Overview ..................................................    8
                      Concierge's Plan of Operation ......................    9
                      Description of the PCATM ...........................    9
                      The Market .........................................   10
                      Distribution Methods ...............................   11
                      Production Costs ...................................   11
                      Government Approval of Principal Products ..........   12
                      Government Regulations .............................   13
                      Properties .........................................   13
                      Dependence on Major Customers ......................   13
                      Seasonality ........................................   13
                      Research and Development ...........................   13
                      Environmental Controls .............................   13
                      Year 2000 Computer Problems ........................   13
                      Number of Employees ................................   13
                      Venue of Sales .....................................   13
                      Patents, Trademarks, Copyrights and
                             Intellectual Property .......................   13
                      Legal Proceedings ..................................   14
                      Liquidity ..........................................   14
               Concierge's Management's Plan of Operation ................   14
                      Liquidity ..........................................   14
                      Product Research and Development ...................   14
                      Other Expected Developments ........................   14
                      Market for Common Equity and Related
                             Stockholder Matters .........................   15
                      Market Information .................................   15
                      Holders ............................................   15
                      Dividends ..........................................   15
               Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosures ...............   15

Item 7.        Financial Statements ......................................   15

Item 8.        Changes in and Disagreements With Accountants On
                      Accounting and Financial Disclosure ................   24

Item 9.        Directors, Executive Officers, Promoters and
                      Control Persons; Compliance with
                      Section 16(a) of the Exchange Act ..................   24
                      Section 16(a) Beneficial Ownership
                             Reporting Compliance ........................   25

Item 10.       Executive Compensation ....................................   25
               Long-Term Compensation ....................................   26

Item 11.       Security Ownership of Certain Beneficial Owners
                      and Management .....................................   26

Item 12.       Certain Relationships and Related Transactions ............   27

Item 13.       Exhibits and Reports on Form 8-K ..........................   28
               (a)    Exhibits ...........................................   28
               (b)    Reports on Form 8-K ................................   28

Signatures ...............................................................   29

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

        At the time of this transaction, the market price of Starfest's common stock was $1.50 bid at closing on March 7, 2000 on the OTC Bulletin Board. Accordingly, the consideration Starfest paid for the 96.83 percent interest was valued at $325,000.

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

        MAS XX had no business, no assets, and no liabilities at the time of the transaction. Starfest entered into the transaction solely for the purpose of becoming the successor issuer to MAS Acquisition XX Corp. for reporting purposes under the 1934 Exchange Act. Prior to this transaction, Starfest was preparing to register its common stock with the Commission in order to avoid being
delisted  by  the  OTC  Bulletin   Board.  By  engaging  in  the  Rule  12g-3(a)
transaction, Starfest avoided the possibility that its planned registration statement with the Commission would not be fully reviewed by the Commission's staff before an April 2000 deadline, which would result in Starfest's common stock being delisted on the OTC Bulletin Board.

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

               Pursuant to the agreement of merger between Starfest and Concierge,

               o      Starfest will be the surviving corporation,

               o The shareholders of Concierge will receive pro rata for their shares of common stock of Concierge, 99,957,713 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge will be cancelled,

               o The officers and directors of Concierge will become the officers and directors of Starfest, and

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

        In 1999 Starfest turned the management of the company over to three individuals involved in the adult entertainment business - Billy Harbour, John Whitley and Pamela Miller of southwestern Virginia. Under this new direction the company bought three websites on the Internet - www.starfest.com,
                                                               ----------------
www.adultstar.com  and  www.adultstars.com.  Starfest  also  purchased  and paid
-----------------       -------------------
$12,000 for twelve additional websites on the Internet, but the written transfer of the websites was never obtained, and the right to obtain the transfer of those websites has been sold and transferred to unrelated third parties. Stockholders owning a majority of the outstanding stock of Starfest regained control of the management of the company by obtaining the resignations of directors associated with the Virginia management and having the remaining directors elect Michael Huemmer as president and Janet Alexander as secretary of the company. On December 31, 1999, pursuant to the written consent of persons holding a majority of the outstanding shares of common stock of the company, Starfest sold all the remaining assets of the company associated with the adult entertainment business for $10,000. The assets consisted of the three adult entertainment websites and the right to obtain the additional twelve websites. Starfest applied this and its other cash assets to the payment of outstanding liabilities.

        On January 18, 2000, Starfest and Concierge executed a letter of intent to submit to their stockholders a proposal to merge. The agreement of merger was executed on January 26, 2000. Starfest will be the surviving corporation of the merger, but the business and management of the merged companies will be that of Concierge. Pending approval of the merger, Starfest has no business.

        Starfest has no employees. Starfest's present management consists of two persons, Michael Huemmer, president, and Janet Alexander, secretary.

Plan of Operation
-----------------

        Starfest's sole plan of operation at present is to progress toward a closing of the proposed merger with Concierge. Should the merger be consummated, the company's plan of operation for the next twelve months shall then be the plan of operation that Concierge's management has for its company.

        Until the merger should be consummated or abandoned, Starfest has no paid employees. Its officers and directors are contributing their time without compensation.

        Should the merger with Concierge not be consummated, Starfest's management will seek another merger partner. Starfest has sufficient cash to meet any anticipated cash requirements that will arise before the merger with Concierge is consummated. Should the merger with Concierge not be consummated, Starfest will likely find it necessary to raise additional funds in connection with any other merger it might negotiate with another merger partner. It would propose to require the other party to the merger to provide such funds.

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

        o is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

        o is not a stock of a "substantial issuer." Starfest is not now a "substantial issuer" and cannot become one until it has net tangible assets of at least $2 million, which it does not now have and will not have solely as a result of the proposed merger with Concierge.

        There are statutes and regulations of the Securities and Exchange Commission (the "Commission") that impose a strict regimen on brokers that recommend penny stocks.

        The Penny Stock Suitability Rule
        --------------------------------

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

        The Penny stock Suitability Rule, described above, and the Penny Stock Disclosure Rule, described below, do not apply to the following:

        o       transactions not recommended by the broker-dealer,

        o       sales to institutional accredited investors,

        o transactions in which the customer is a director, officer, general partner, or direct or indirect beneficial owner of more than 5 percent of any class of equity security of the issuer of the penny stock that is the subject of the transaction, and

        o transactions in penny stocks by broker-dealers whose income from penny stock activities does not exceed five percent of their total income during certain defined periods.

        The Penny Stock Disclosure Rule
        -------------------------------

        Another Commission rule - the Penny stock Disclosure Rule requires a broker-dealer, who recommends the sale of a penny stock to a customer in a transaction not exempt from the suitability rule described above, to furnish the customer with a "risk disclosure document." This document is set forth in a federal regulation and contains the following information:

        o A statement that penny stocks can be very risky, that investors often cannot sell a penny stock back to the dealer that sold them the stock,

        o A warning that salespersons of penny stocks are not impartial advisers but are paid to sell the stock,

        o The statement that federal law requires the salesperson to tell the potential investor in a penny stock -

               o      the "offer" and the "bid" on the stock, and

               o the compensation the salesperson and his firm will receive for the trade,

        o An explanation that the offer price and the bid price are the wholesale prices at which dealers are willing to sell and buy the stock from other dealers, and that in its trade with a customer the dealer may add a retail charge to these wholesale prices,

        o A warning that a large spread between the bid and the offer price can make the resale of the stock very costly,

        o Telephone numbers a person can call if he or she is a victim of fraud,

        o      Admonitions -

               o      to use caution when investing in penny stocks,

               o      to understand the risky nature of penny stocks,

               o to know the brokerage firm and the salespeople with whom one is dealing, and

               o      to be cautious if ones salesperson leaves the firm.

Finally, the customer must be furnished with a monthly statement including prescribed information relating to market and price information concerning the penny stocks held in the customer's account.

        Effects of the Rule
        -------------------

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

        Concierge's Plan of Operation
        -----------------------------

        Concierge has developed a "unified messaging" product - the Personal Communications Attendant ("PCATM") It attempted to commence marketing this product in April 2000. The product was not ready. It terminated the April initiative and will again commence marketing the product in August 2000.

        Description of the PCATM. Concierge's PCATM provides a means by which any user of Internet e-mail can have e-mail messages spoken to him or her over any touch-tone telephone or wireless phone in the world.

        The PCATM responds to the user's voice commands to read, verbalize and manage e-mail traffic stored on a personal computer. The PCATM is "trained" to respond only to the voice commands and personal voice password of the individual user, thus guaranteeing that each user's personal messages cannot be accessed by anyone else. Responding to spoken instructions, the PCATM can verbalize e-mail (with future fax and voice-mail capabilities) over the phone and save or delete those messages as directed by the user.

        Concierge expects it will be able to commence marketing the PCATM in August 2000. It had expected to bring the PCATM to market in early April, announced this expectation in an interview on a television program and set up a toll-free line with contract personnel available to take telephone orders. Approximately 50 orders were received. Unfortunately, Concierge's initial marketing effort was precipitous. The company Concierge had hired to write the programming code to implement Concierge's design, technical specifications and program logic did not timely meet its contractual commitments. The product was not ready. The initial marketing effort was terminated.

        On May 12, 2000 the responsibility for writing the programming code was reassigned to Dave Cook Consulting of Mercer Island, Washington. That company's work is being overseen by Concierge. Concierge is pleased with Dave Cook Consulting's progress and performance and is confident the PCATM will be ready for August 2000 shipments.

        The initial product can verbalize only a user's e-mail. It is, however, implemented with "hooks" for the addition of fax and voice-mail modules. "Hooks" means that the programs have been written to facilitate the future inclusion of additional features such as fax and voice-mail capabilities. The date of availability of these features will depend upon decisions still to be made by Concierge management regarding the assignment of priorities to product introduction. Among future products planned are the "Pro" version, which will enable the user to access by telephone the user's fax and voice-mail messages; a multi-user, server-based version for corporate/enterprise users; and various "nationalized", that is, non-English, versions. An assessment of individual market segments and other considerations will enter into the decision of Concierge's management as to how its available resources might best be utilized. Expansion of the initial product's capabilities to add fax and voice-mail retrieval capabilities will not be a major effort; however, it may or may not be the best application of Concierge's capabilities from a strategic marketing standpoint.

        The e-mail version will retail at $39.95. With a $19.95 upgrade, the planned pro version will monitor and collect fax, voice mail and e-mail messages. A user's personal computer will become a universal communications center. All the user's incoming communications, be they fax, voice- or e-mail, will reside on the user's own computer and will be readily accessible from any telephone.

        There will be no monthly service fee. No device other than an ordinary telephone is needed to access the PCA(TM). The PCATM also includes an auto pager that notifies the user by phone or pager when new e-mail is received.

        Considering direct product costs including royalties, Concierge projects a gross profit margin of approximately 80 to 90 percent of direct sales. The underlying technology is the subject of patents, and Concierge is required to pay royalties of $0.85 a PCATM unit to Lexicus, a subsidiary of Motorola, for its Clamor Automatic Speech Recognition software and $1.00 a unit to Fonix for its Text-to-Speech software. Concierge has paid advance royalties to Lexicus for 50,000 units and advance royalties to Fonix for 180,000 units.

        Concierge intends to "nationalize" the product to accommodate several foreign languages, possibly including Japanese, Korean, German, Latin American Spanish, French and Brazilian Portuguese. The timing of this depends upon Fonix Corp.'s delivery date for non-English versions of its text-to-speech software. Fonix has advised Concierge that its text-to-speech software will be available by late summer 2000 in seven foreign languages.

        The Market. As of early 1999, we estimate there were over 250 million e-mail users worldwide, a number which is growing rapidly. As to the domestic market, we estimate that there were more than 40 million e-mail users in the U.S. in 1996 churning out more than 150 million messages a day. By 2003 that could reach more than 200 million users, creating 7 billion messages a day. A substantial majority of this group are potential users of Concierge's current products and products planned for future release.

        Distribution Methods. Concierge's marketing methods will include direct, high-volume, e-mail advertising promulgated on the Internet. Every individual using Internet e-mail, communicating in English, and having the need to remotely access e-mail is, by definition, a legitimate prospect for Concierge's products. Bulk e-mail promotion is extremely cost-effective, especially in view of the fact that the Concierge product is specifically designed for Internet e-mail users, or 100 percent of the addressees. In addition to direct e-mail Internet marketing, Concierge's marketing plan includes the cultivation of Internet Service Providers (ISPs) as a sales channel for the PCATM. Under discussion are strategic alliances to provide PCAs with personal computer systems and sales through direct marketing organizations. Concierge has participated and will continue to participate, in radio and television business-oriented shows designed to expose companies and their products to a mass audience. Approximately 50 percent of Concierge's present resources will be allocated to advertising, marketing and product promotion.

        Production Costs. The PCATM will be manufactured and produced for Concierge by XeTel Corp. A service order fulfillment contract has been executed with eAssist.com of San Diego, California, an unaffiliated third party corporation. Dave Cook Consulting of Mercer Island, Washington will provide product development services to implement products designed by Concierge.

               Manufacturing Services Agreement.   XeTel Corporation  of Austin,
Texas will manufacture the PCATM for Concierge at its San Ramon, California plant and ship it F.O.B. San Ramon at Concierge's direction.

               Concierge furnishes to XeTel the design of the PCATM and a twelve-month forecast of sales. They then negotiate the unit price to be charged Concierge during such period based on the forecast. Concierge also furnishes to XeTel an approved list of vendors for all component parts of the PCATM.

               The first four months of the twelve-month forecast must be firm purchase orders. Each month the twelve-month forecast is updated, as are the four months of purchase orders.

               Should the actual orders fall short of those forecast for a twelve-month period for which a price was negotiated, Concierge is subject to XeTel's supplier billbacks.

               XeTel warrants the products for 90 days after it ships them. Should a product be defective because of Concierge's design, Concierge still must pay XeTel the full purchase price for the product. Should a product be defective because of XeTel's workmanship or material furnished by XeTel, XeTel will replace the goods at its expense if the goods are returned to it within 30 days after XeTel's 90-day warranty period.

               Either party can terminate the agreement for its convenience on 180 days' notice or for cause on 30 days' notice.

               Service  Order  Fulfillment  Agreement.  eAssist.com will provide
multimedia,  customer-relationship-management  services  via  the  Internet   to
Concierge.  eAssist.com will provide -

               o      outsourced e-mail management services and software,

               o      chat management services and software, and

               o      voice-based call handling.

All services are to be provided 24 hours a day, 7 days a week. eAssist.com agrees to provide -

               o      90% of its automatic e-mail responses within 10 minutes,

               o      90% of its personalized e-mail responses within 8 hours,

               o      80% of its chat requests within 120 seconds, and

               o      80% of calls answered within 120 seconds.

               The term of the agreement is two years - March 29, 2002. Either party can terminate the agreement on 60 days' notice.

               Product Development Agreement. Dave Cook Consulting of Mercer Island, Washington has agreed to provide product development consulting services to Concierge. Payment for the services is based upon hourly charges.

               The intellectual property rights associated with the work product of Dave Cook Consulting will be owned by Concierge.

               The term of the March 17, 2000 agreement is one year. Concierge can terminate the agreement without cause on 30 days' notice. Dave Cook Consulting can terminate the agreement on 30 days' notice if Concierge materially breaches any obligation of the agreement.

        Governmental Approval of Principal Products. No governmental approval is required in the U.S. for Concierge's products.

        Government Regulations.   There are  no governmental regulations  in the
U.S. that apply to Concierge's products.

        Properties. Concierge subleases approximately 1,600 square feet of office space at Suite 1278, 6033 West Century Boulevard, Los Angeles, California 90045. The lease is a one-year lease that expires June 1, 2001. The space is deemed adequate for the present time. Ample space is available for any needed expansion in the vicinity of its present space and elsewhere in the Los Angeles area.

        Dependence  on  Major  Customers  and  Suppliers.    Concierge  does not
anticipate that it will be dependent on any major customers or suppliers.

        Seasonality. There should be no seasonal aspect to Concierge's business other than possible increased sales anticipated in the fourth calendar quarter associated with the year-end holidays.

        Research and Development. Concierge expended approximately $188,663 on research and development in 1998 and $50,431 in 1999. It anticipates that it will expend approximately $150,000 on research and development in 2000 and approximately $200,000 in 2001.

        Environmental Controls.   Concierge  is  subject  to  no   environmental
controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

        Year 2000 Computer Problem. Concierge has determined that it does not face material costs, problems or uncertainties about the year 2000 computer problem. This problem stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. Concierge presently uses off-the-shelf and easily replaceable software programs and has determined that all software is year 2000 compliant.

        Number of Employees. On March 1, 2000 Concierge employed two persons full time and two persons part time.

        Venue of Sales.   Concierge anticipates  that  some of its initial sales
will be attributable to exports to English-speaking countries.

        Patents, Trademarks, Copyrights and Intellectual Property. Concierge has trademarked its Personal Communications Attendant. It has no patents on the product.

        Legal Proceedings. Neither Concierge nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to its business.

Concierge Management's Plan of Operation
----------------------------------------

        Concierge's management proposes to devote the company's cash assets and the time and efforts of its officers and staff for the next twelve months to the promotion, sale and continued improvement of its Personal Communications Attendant.

        Liquidity. As of June 30, 2000, Concierge had cash assets of $85,105 acquired through the sale of its common stock in an offering exempt from registration pursuant to the provisions of the Commission's Regulation D, Rule
506. Concierge expects that it will not have to raise additional funds for the next five months. Should the need arise during the next twelve months for additional capital, Concierge will attempt to raise this capital in another offering exempt from registration.

        Product Research and Development. Concierge's initial PCATM (audio e-mail version) is designed to execute on a personal computer operating under Windows 95/98 and using Microsoft Outlook or Outlook Express as an e-mail client. Future versions are expected to operate in the same or successor environments, although the server-based, multi-user, versions will most likely function under Microsoft NT or its derivative, Windows 2000.

        Support for Eudora and other e-mail clients is expected to be available in the next version, whose release date is yet to be determined. Since Eudora comprises less than ten percent of the Windows-based e-mail users, it is not considered to be a significant impediment to the market appeal of the product.

        Other Expected Developments. Concierge does not expect to purchase any plant or significant equipment. It outsources the implementation of product designs for its products that it develops, through the collaboration of its president, Allen Kahn, and outside providers.

        Concierge does expect to increase the number of its employees during the next twelve months by adding approximately three employees, which would include administrative and executive personnel.

        Market for Common Equity and Related Stockholder Matters.
        --------------------------------------------------------

        Market Information. There is no established public trading market for Concierge's common stock. None of its authorized shares of common stock are subject to outstanding options or warrants to purchase, or securities convertible into, common stock.

        Concierge's outstanding 1,376,380 shares of common stock will be converted to 96,957,713 shares of common stock of Starfest on the basis of
70.444 shares to Starfest common stock to be exchanged for each share of Concierge common stock. All 96,957,713 shares will be eligible for sale, but the 64,437,240 shares to be distributed to Concierge's officers and directors will be subject to the resale provisions of paragraph (d) of Rule 145.

        Holders.  There are 97 holders of record of Concierge's common stock.

        Dividends. Concierge has declared no cash dividends on its common stock since its inception. There are no restrictions that limit Concierge's ability to pay dividends on its common stock or that are likely to do so in the future.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

        During the last two fiscal years and the period since June 30, 1999, there have been no changes in Concierge's principal independent accountant.

ITEM 7.        FINANCIAL STATEMENTS

Starfest, Inc.

        Independent Auditors' Report ....................................    11
        Balance Sheet as of December 31, 1999 ...........................    12
        Statement of Operations for the years
               ended December 31, 1999 and
               December 31, 1998 ........................................    13
        Statement of Changes in Stockholders' Equity
               (Deficit) for the period from
               December 31, 1997 to December 31, 1999 ...................    14
        Statements of Cash Flows for the years ended
               December 31, 1999 and December 31, 1998 ..................    15
        Notes to Financial Statements ...................................    16

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


/s/ Jaak Olesk

Beverly Hills, California

February 9, 2000

                                 STARFEST, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS



Cash                                                               $       481
                                                                   ===========





                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



Current Liabilities
 Accounts payable                                                  $    17,687
                                                                   -----------
Total current liabilities                                          $    17,687
                                                                   -----------

Stockholders' equity (deficit)
  Common stock: no par value,
  65,000,000 shares authorized;
  21,697,999 shares issued and
  outstanding                                                        2,639,651


  Retained earnings (deficit)                                       (2,656,857)
                                                                   -----------
Total stockholders' equity (deficit)                                   (17,206)
                                                                   -----------

                                                                   $       481
                                                                   ===========





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

                                 STARFEST, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)



                             Common Stock           Retained
                       Number of       Amount       Earnings
                        Shares         Total        (Deficit)       Total
                       ---------       ------       ---------       -----


Balance,
December 31, 1997      6,236,323     $1,598,072    $(2,135,885)  $ (537,813)

Net (loss) for
year ended
December 31, 1998              -              -         (2,366)      (2,366)
                      ----------     ----------    -----------   ----------

Balance,
December 31, 1998      6,236,323      1,598,072      (2,138,251)   (540,179)

Shares issued
for services           2,313,338         87,200               -      87,200

Shares issued
for assets             2,950,000        118,000               -     118,000

Shares issued
for debt
extinguishment         6,165,005        646,379               -     646,379

Shares issued
for cash               4,033,333        190,000               -     190,000

Net (loss) for
year ended
December 31, 1999              -              -        (518,606)   (518,606)
                      ----------     ----------     -----------   ---------

Balance,
December 31, 1999     21,697,999     $2,639,651     $(2,656,857)  $ (17,206)


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

------------------------

(1) The value of the 300,000 shares of stock awarded to Mr. Huemmer was $13,500 when the award was made, based upon the $0.045 bid price of the stock on the OTC Bulletin Board the day the shares were awarded.

(2) The value of the 200,000 shares of stock awarded to Mr. Gronauer was $10,000 when the award was made, based upon the $0.05 bid price of the stock on the OTC Bulletin Board the day the shares were awarded.

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

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed as part of this Form 10-KSB:

        Exhibit No.                      Description
        -----------                      -----------

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

        10.1          -      Agreement  of  Merger  between  Starfest, Inc.  and
                             Concierge, Inc.*

        23            -      Consent  of  Jaak (Jack) Olesk,   certified  public
                             accountant   (superseded   by  Exhibit 23.1   filed
                             herein).

        23.1          -      Consent  of  Jaak (Jack) Olesk,   certified  public
                             accountant.

        27            -      Financial Data Schedule**

        *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

        **Previously filed with Form 10-KSB on April 14, 2000; Commission File No. 000-29913, incorporated herein.

(b)     Reports on Form 8-K

        No Forms 8-K were filed by Starfest during the last quarter of the period covered by this report.

                                   SIGNATURES

        In accordance with Section 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STARFEST, INC.



Date:  September 6, 2000                    By /s/ Michael Huemmer
                                              ---------------------------------
                                              Michael Huemmer, President

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 6, 2000                    /s/ Michael Huemmer
                                            -----------------------------------
                                            Michael Huemmer, President, Chief
                                            Financial Officer, and Director



Date:  September 6, 2000                    /s/ Janet Alexander
                                            -----------------------------------
                                            Janet Alexander, Secretary and
                                            Director

                                 Starfest, Inc.

                   Exhibits to Amendment No. 1 to Form 10-KSB
                   For the Fiscal Year Ended December 31, 1999



        Exhibit No.                        Description
        -----------                        -----------

         2          -      Stock  Purchase  Agreement  of March 6, 2000  between
                             Starfest, Inc. and MAS Capital, Inc.*

         3.1        -      Certificate of Amendment of Articles of Incorporation
                           of   Starfest,  Inc.  and  its  earlier  articles  of
                           incorporation.*

         3.2        -      Bylaws of Starfest, Inc.*

        10.1        -      Agreement  of  Merger  between   Starfest,  Inc.  and
                           Concierge, Inc.*

        23          -      Consent  of  Jaak  (Jack)  Olesk,   certified  public
                           accountant (superseded by Exhibit 23.1 filed herein).

        23.1        -      Consent  of  Jaak  (Jack)  Olesk,   certified  public
                           accountant.

        27          -      Financial Data Schedule**

        *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

        **Previously filed with Form 10-KSB on April 14, 2000; Commission File No. 000-29913, incorporated herein.