Form 10QSB/A
period 2000-03-31
STARFEST INC
filed 2000-09-07
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the quarterly period ended
                                 March 31, 2000

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

                                 Starfest, Inc.
             Statement Of Changes In Stockholders' Equity (Deficit)

          For the Three Months ended March 31, 2000 and March 31, 1999


                            Common Stock             Retained
                      ------------------------
                      Number of                      Earnings
                       Shares         Amount         (Deficit)         Total
                      ---------     ----------      ------------     ----------

Balance,
December 31, 1998     6,236,323     $1,598,072     $(2,138,251)      $(540,179)

Shares issued
for services            208,339            208                -            208

Shares issued for
debt extinguished       298,338        127,400                -        127,400

Net loss for
three months
ended
March 31, 1999                -              -           (3,224)        (3,224)
                     ----------      ---------       ----------      ---------

Balance,
March 31, 1999        6,743,000     $1,725,680      $(2,141,475)     $(415,795)
                     ==========      =========       ==========       =========


Balance, December
31, 1999             21,697,999     $2,639,651      $(2,656,857)    $  (17,206)

Shares issued
for services            602,001            602                             602

Shares issued
for cash                700,000          7,000                           7,000

Net loss for
three months
ended
March 31, 2000                                          (19,838)       (19,838)
                     ----------      ---------       ----------       --------

Balance March
31, 2000             23,000,000     $2,647,253      $(2,676,695)     $ (29,442)
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

         The initial product can verbalize only a user's e-mail. It is, however, implemented with "hooks" for the addition of fax and voice-mail modules. "Hooks" means that the programs have been written to facilitate the future inclusion of additional features such as fax and voice-mail capabilities. The date of availability of these features will depend upon decisions still to be made by Concierge management regarding the assignment of priorities to product introduction. Among future products planned are the "Pro" version, which will enable the user to access by telephone the user's fax and voice-mail messages; a multi-user, server-based version for corporate/enterprise users; and various "nationalized", that is, non- English, versions. An assessment of individual market segments and other considerations will enter into the decision of Concierge's management as to how its available resources might best be utilized. Expansion of the initial product's capabilities to add fax and voice-mail retrieval capabilities will not be a major effort; however, it may or may not be the best application of Concierge's capabilities from a strategic marketing standpoint.

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

         Year 2000 Computer Problem. Concierge has determined that it does not face material costs, problems or uncertainties about the year 2000 computer problem. This problem stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. Concierge presently uses off- the-shelf and easily replaceable software programs and has determined that all software is year 2000 compliant.

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

         Concierge's outstanding 1,376,380 shares of common stock will be converted to 96,957,713 shares of common stock of Starfest on the basis of
70.444 shares to Starfest common stock to be exchanged for each share of Concierge common stock. All 96,957,713 shares will be eligible for sale, but the 64,437,240 shares to be distributed to Concierge's officers and directors will be subject to the resale provisions of paragraph (d) of Rule 145 discussed above under "Information About Starfest - Rule 144 and Rule 145 Restrictions on trading."

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


                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27                 Financial Data Schedule*

         *Previously filed with Form 10-QSB 03-31-00 filed June 8, 2000; Commission File No. 000-29913, incorporated herein.

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

Date:  September 6, 2000                           STARFEST, INC.



                                                   By /s/ Michael Huemmer
                                                      --------------------------
                                                      Michael Huemmer, president