Form 10QSB/A
period 2000-03-31
STARFEST INC
filed 2000-09-12
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 2 TO FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the quarterly period ended
                                 March 31, 2000

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

          Pursuant to a Stock Purchase Agreement (the "Purchase Agreement") dated March 6, 2000 between (1) MAS Capital, Inc., an Indiana corporation, the controlling shareholders of MAS Acquisition XX Corp. ("MAS XX"), an Indiana corporation, and (2) Starfest, approximately 96.83 percent (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XX Corp. were exchanged for $100,000 and 150,000 shares of common stock of Starfest in a transaction in which Starfest became the parent corporation of MAS XX.

          Upon execution of the Purchase Agreement and the subsequent delivery of $100,000 cash and 150,000 shares of common stock of Starfest on March 7, 2000, to MAS Capital, Inc., pursurant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Starfest became the successor issuer to MAS Acquisition XX corp. for reporting purposes under the Securities and Exchange Act of 1934 and elected to report under the ACT effective March 7, 2000.

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

         Pursuant to a Stock Purchase Agreement (the "Purchase Agreement") dated March 6, 2000 between (1) MAS Capital, Inc., an Indiana corporation, the controlling shareholder of MAS Acquisition XX Corp. ("MAS XX"), an Indiana corporation, and (2) Starfest, approximately 96.83 percent (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XX Corp. were exchanged for $100,000 and 150,000 shares of common stock of Starfest in a transaction in which Starfest became the parent corporation of MAS XX.

         Upon execution of the Purchase Agreement and the subsequent delivery of $100,000 cash and 150,000 shares of common stock of Starfest on March 7, 2000, to MAS Capital, Inc., pursuant to Rule 12G-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Starfest became the successor issuer to MAS Acquisiton XX Corp. for reporting purposes under the Securities and Exchange Act of 1934 and elected to report under the ACT effective March 7, 2000.

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

Date:  September 11, 2000                          STARFEST, INC.



                                                   By /s/ Michael Huemmer
                                                      --------------------------
                                                      Michael Huemmer, president