Form 10QSB/A
period 2000-06-30
STARFEST INC
filed 2000-09-13
CIK 1005101

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


                                 STARFEST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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


                                OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27    Financial Data Schedule*

        *Previously filed with Form 10-QSB 06-30-00 filed August 18, 2000; Commission File No. 000-29913, incorporated herein.

(b)     Forms 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  September 11, 2000                  STARFEST, INC.



                                            By /s/ Michael Huemmer
                                               ---------------------------------
                                               Michael Huemmer, President