Form 10QSB
period 2000-09-30
STARFEST INC
filed 2000-11-20
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2000

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

                          Commission File No. 000-27173

                       State of Incorporation: California
                      IRS Employer I.D. Number: 95-4442384

                            4602 East Palo Brea Lane
                            Cave Creek, Arizona 85331
                             Telephone 480-551-8280
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                         9494 East Redfield Road, #1136
                            Scottsdale, Arizona 85260
                             Telephone 480-551-8280
              -----------------------------------------------------
              (Former name or address if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        As  of  September  30,  2000,  there  were  23,100,000   shares  of  the
Registrant's Common Stock, no par value, outstanding.

        Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                          Starfest, Inc. and Subsidiary
                                  Balance Sheet
                                   (Unaudited)

                               September 30, 2000


                                     Assets

Current Assets:

Cash                                                                 $    2,014
                                                                      ---------
        Total Current Assets                                         $    2,014
                                                                      =========


                      Liabilities And Shareholders' Deficit


Current Liabilities:

Accounts payable                                                    $    30,460
Note payable to Concierge, Inc.                                         100,000
Payable to shareholders                                                 267,002
                                                                     ----------

        Total current liabilities                                       397,462
                                                                     ----------

Shareholders' Deficit:

    Common stock, no par value,
    65,000,000 shares authorized;
    23,100,000 issued and outstanding                                 2,647,353

Accumulated Deficit                                                  (3,042,801)
                                                                     ----------
        Total shareholders' deficit                                    (395,448)
                                                                     ----------

                                                                    $     2,014
                                                                     ==========





                       See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Operations
                                   (Unaudited)

                 Three Months and Nine Months Ended September 30

                              Three Months Ended         Nine Months Ended
                               2000        1999           2000        1999
                           -----------  -----------    -----------  -----------


Revenues                   $         -  $         -    $         -  $         -
                             ---------   ----------     ----------   ----------

General and Administrative
  Expenses                      33,007       10,640        385,144      188,450
                             ---------   ----------     ----------   ----------

Operating Loss                 (33,007)     (10,640)      (385,144)    (188,450)

Provision for income
  taxes                              -            -            800          800
                             ---------   ----------     ----------   ----------

Net Loss                    $  (33,007) $   (10,640)   $  (385,944) $  (189,250)
                             =========   ==========     ==========   ==========


Net Loss Per Common
  Share                     $     .001  $      .001    $      .017  $      .013
                             =========   ==========     ==========   ==========

Weighted Average Common
  Shares Outstanding        23,100,000   19,779,956     22,914,876   14,914,931
                            ==========   ==========     ==========   ==========







                       See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                         Nine Months Ended September 30

                                                      2000             1999
                                                  -----------       -----------
Net Cash From
  operating Activities:
Net loss                                          $  (385,944)      $  (224,462)
Adjustments to reconcile
  net loss to net cash
  used by operating activities:
Loss on disposal of equipment                               -             2,216
Shares issued for services                                702               458
Shares issued for debt
  extinguishment                                            -           558,038
Shares issued for assets                                    -           118,000
Changes in assets and
  liabilities:
Accounts payable                                       12,773          (410,190)
Other liabilities                                           -          (113,400)
                                                   ----------        ----------

Net cash used by
  operating activities                               (372,469)          (69,340)

Cash Flows from Investing
  Activities:
Internet assets received in
  exchange for stock                                        -          (118,000)
                                                   ----------        ----------

    Net cash used by
      Investing Activities                                  -          (118,000)
                                                   ----------        ----------

Cash flows from Financing
  Activities:
Loans from Concierge, Inc.                            100,000                 -
Advances from shareholders                            267,002                 -
Common stock issued for cash                            7,000           190,000
                                                   ----------        ----------

Net cash provided by
Financing Activities                                  374,002           190,000

Increase in Cash                                        1,533             2,660
Cash at beginning of period                               481             6,149
                                                   ----------        ----------

Cash at end of period                             $     2,014       $     8,809
                                                   ==========        ==========

Supplemental cash flow information:
Cash paid during the period for:

Interest                                          $        -        $         -
Income taxes                                      $        -        $         -

Non cash financing transactions:

Shares for services                               $      702        $       458
Shares for debt extinguishment                    $        -        $   558,038
Shares for purchase of assets                     $        -        $   118,000


                       See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                     Notes To Unaudited Financial Statements
                           September 30, 2000 and 1999



Note 1 - Summary of Significant Accounting Policies

   Nature of operations
   Starfest, Inc. (the Company), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August, 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. The Company is negotiating an agreement with a company (see Note 3). The purpose of the merger is to effect an online communication retrieval system such as e-mail via the telephone.

   In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp.(MAS XX) for $ 314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. Starfest is now the parent corporation of MAS XX.

   Basis of Preparation:

   The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 1999 was filed on September 7, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


Note 2 - Merger Negotiations

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

                        Starfest, Inc. and Subsidiary
                     Notes To Unaudited Financial Statements
                           September 30, 2000 and 1999



Note 3 - Going concern

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $385,944 for the nine months ended September 30, 2000. Accumulated deficit amounted to $3,042,801 at September 30, 2000. At September 30, 2000, the Company had shareholders' deficit of $395,448.These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

                                OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27    Financial Data Schedule

(b)     Forms 8-K

        Form 8-K - Item 4. Changes in Registrant's Certifying Accountant, filed November 17, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 17, 2000                   STARFEST, INC.



                                            By /s/ Michael Huemmer
                                               ---------------------------------
                                               Michael Huemmer, President