Form 10QSB/A
period 2000-06-30
STARFEST INC
filed 2000-12-08
CIK 1005101

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


                            4602 East Palo Brea Lane
                              Cave Creek, AZ 85331
                             Telephone 480-551-8280
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

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

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                          Starfest, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2000




                                     ASSETS


Current Assets
---------------

  Cash                                                $     1,105
                                                      -----------
           Total Current Assets                                     $   1,105
                                                                    ---------

           Total Assets                                             $   1,105
                                                                    =========




                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
-------------------

  Accounts payable                                    $    16,044
  Related Party Notes Payable                             347,502
                                                      -----------

           Total Current Liabilities                                $ 363,546

Shareholders' Deficit
---------------------

  Authorized; 65,000,000 no par value
  common shares, issued and outstanding,
  23,000,000 common shares                              2,647,353

  Accumulated deficit                                  (3,009,794)
                                                       ----------

           Total Shareholders' Deficit                              $(362,441)
                                                                    ---------

                 TOTAL LIABILITIES AND
                 SHAREHOLDERS' DEFICIT                              $   1,105
                                                                    =========

              See accountant's review report and accompanying notes

                          Starfest, Inc. and Subsidiary

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                       For the Three Months Ended June 30,


                                                     2000               1999
                                                     ----               ----

REVENUES                                         $         0        $         0
--------

OPERATING EXPENSES
------------------
  General and Administrative Expenses                 17,611            174,586
                                                 -----------        -----------

(LOSS) FROM OPERATIONS                               (17,611)          (174,586)
----------------------


PROVISION FOR INCOME TAXES                               800                800
--------------------------                       -----------        -----------


NET LOSS                                             (18,411)          (175,386)
--------                                         ===========        ===========


ACCUMULATED DEFICIT -- beginning of year          (2,991,383)        (2,138,251)
-------------------                              -----------        -----------


ACCUMULATED DEFICIT -- end of year                (3,009,794)        (2,316,861)
-------------------                              ===========        ===========



BASIC AND DILUTED WEIGHTED AVERAGE
-----------------------------------
NUMBER OF COMMON SHARES OUTSTANDING               23,086,813         18,885,856
-----------------------------------              ===========        ===========


BASIC LOSS PER COMMON SHARE                      $      (.00)       $      (.01)
---------------------------                      ===========        ===========



DILUTED LOSS PER COMMON SHARE                    $      (.00)       $      (.01)
-----------------------------                    ===========        ===========


              See accountant's review report and accompanying notes

                          Starfest, Inc. and Subsidiary

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                        For the Six Months Ended June 30,



                                                   2000                 1999
                                                   ----                 ----


REVENUES                                      $         0           $         0
--------

OPERATING EXPENSES
------------------
  General and Administrative Expenses             352,137               177,810
                                              -----------           -----------


(LOSS) FROM OPERATIONS                           (352,137)             (177,810)
----------------------


PROVISION FOR INCOME TAXES                            800                   800
--------------------------                    -----------           -----------


NET LOSS                                         (352,937)             (178,610)
--------                                      ===========           ===========


ACCUMULATED DEFICIT -- beginning of year       (2,656,857)           (2,656,857)
-------------------                           -----------           -----------


ACCUMULATED DEFICIT -- end of year             (3,009,794)           (2,835,467)
-------------------                           ===========           ===========


BASIC AND DILUTED WEIGHTED AVERAGE
----------------------------------
NUMBER OF COMMON SHARES OUTSTANDING            22,914,637            12,713,605
-----------------------------------           ===========           ===========


BASIC LOSS PER COMMON SHARE                   $     (.02)           $      (.01)
---------------------------                   ==========            ===========


DILUTED LOSS PER COMMON SHARE                 $     (.02)           $      (.01)
-----------------------------                 ==========            ===========



              See accountant's review report and accompanying notes

                          Starfest, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Six Months Ended June 30,

                                                     2000             1999
                                                     ----             ----



CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
  Net Loss                                         $(352,937)      $(178,610)


  Adjustments to reconcile Net Loss To Net
    Cash Used By Operating Activities:
    Loss on disposal of equipment                          0           2,216
    Shares issued for services                           702             358
    Shares issued for debt extinguishment                  0         646,379
    Shares issued for assets                               0         118,000
                                                   ---------      ----------

        Total Adjustments                                702         766,953

INCREASE (DECREASE) IN LIABILITIES
----------------------------------
  Accounts payable                                    (1,643)       (413,692)
  Other liabilities                                        0        (108,800)
                                                   ---------      ----------

NET CASH USED BY OPERATING ACTIVITIES               (353,878)        (65,851)
-------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Internet assets received in exchange
  for stock                                                0        (118,000)
                                                   ---------      ----------

NET CASH USED BY INVESTING ACTIVITIES               (353,878)              0
-------------------------------------              ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Loans from Concierge, Inc.                         100,000               0
  Advances from stockholders                         247,502               0
  Common stock issued for cash                         7,000         190,000
                                                   ---------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            354,502         190,000
-----------------------------------------          ---------      ----------


NET CASH PROVIDED FROM ALL ACTIVITIES                    624           6,149
-------------------------------------              ---------      ----------


CASH - Beginning of Period                               481               0
----                                               ---------      ----------


CASH - End of Period                               $   1,105      $    6,149
----                                               =========      ==========


SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------
  Cash Paid During the Period for:
    Interest                                       $       0      $        0
    Income taxes                                   $       0      $        0


NON-CASH FINANCING TRANSACTIONS:
-------------------------------
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

   Basis of Preparation:

   The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 1999 was filed on September 7, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


Note 3 - Going concern

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $352,937 for the six months ended June 30, 2000. Accumulated deficit amounted to $3,009,794 at June 30, 2000. At June 30, 2000, the Company had shareholders' deficit of $362,441. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

Dated:  November 29, 2000                   STARFEST, INC.



                                            By/s/ Michael Huemmer
                                              ----------------------------------
                                              Michael Huemmer, President