Form 10KSB/A
period 1999-12-31
STARFEST INC
filed 2000-12-11
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 2 TO FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-29913

                                 STARFEST, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         California                                             95-4442384
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                 4602 East Palo Brea Lane, Cave Creek, AZ 85331
                 ----------------------------------------------
                    (Address of principal executive offices)

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

        At the time of this transaction, the market price of Starfest's common stock was $1.50 bid at closing on March 7, 2000 on the OTC Bulletin Board. Accordingly, the consideration Starfest paid for the 96.83 percent interest was valued at $325,000. Concierge loaned to Starfest the $100,000 cash portion of the consideration evidenced by a no-interest, demand note. Michael Huemmer, the president of Starfest, loaned to Starfest the 150,000 shares of common stock of Starfest that was the stock portion of the consideration.

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

               Pursuant  to  the  agreement  of  merger  between   Starfest  and
Concierge,

        *      Starfest will be the surviving corporation,

        * The shareholders of Concierge will receive pro rata for their shares of common stock of Concierge, 99,957,713 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge will be cancelled,

        * The officers and directors of Concierge will become the officers and directors of Starfest, and

        * The name of Starfest will be changed to "Concierge Technologies, Inc."

Business of Starfest

        Starfest's initial business was the production and promotion of theme events involving numerous artists and performers and designed to attract mass audiences of fans drawn by the theme. In 1994 and 1995 it produced "Fanfest," which was held at the Fairplex at the Los Angeles County Fairgrounds, and which won the Airplay International Award as the "Country Music Event of the Year." In 1995 the event won the Country Music Associations of America's award as the "Best Country Event of the Year." The two events lost money, however. By the end of 1995, Starfest had a retained deficit of $1,228,703.

        In 1996 the event was renamed "Starfest" and was again held in Los Angeles.

        In 1997 the event was planned but was cancelled before being held. At the end of 1997, Starfest had no business and a retained deficit of $2,135,885. The company was essentially dormant in 1998, losing only $2,366 for the year, with its activities being limited to dealing with creditors and to attempting to raise capital for the resumption of business.

        In 1999, with no business, Starfest turned the management of the company over to three individuals involved in the adult entertainment business - Billy

Harbour, John Whitley and Pamela Miller of southwestern Virginia. Under this new direction the company bought three websites on the Internet - www.starfest.com, www.adultstar.com and www.adultstars.com. Starfest also purchased and paid $12,000 for twelve additional websites on the Internet, but the written transfer of the websites was never obtained, and the right to obtain the transfer of those websites has been sold and transferred to unrelated third parties. Stockholders owning a majority of the outstanding stock of Starfest regained control of the management of the company by obtaining the resignations of directors associated with the Virginia management and having the remaining directors elect Michael Huemmer as president and Janet Alexander as secretary of the company. On December 31, 1999, pursuant to the written consent of persons holding a majority of the outstanding shares of common stock of the company, Starfest sold all the remaining assets of the company associated with the adult entertainment business for $10,000. The assets consisted of the three adult entertainment websites and the right to obtain the additional twelve websites. Starfest applied this and its other cash assets to the payment of outstanding liabilities. Starfest suffered a loss of $518,606 for the year of 1999.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Starfest's Common Stock presently trades on the OTC Bulletin Board. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 1998 and 1999 and the first three quarters of 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High          Low
                                            ----          ---
               1998:
                      1st Qtr.              0.02          0.005
                      2nd Qtr.              0.01          0.005
                      3rd Qtr.              0.03          0.005
                      4th Qtr.              0.021         0.01

               1999:
                      1st Qtr.              0.1000        0.0050
                      2nd Qtr.              0.5938        0.0200
                      3rd Qtr.              0.2000        0.0600
                      4th Qtr.              0.1050        0.0450

               2000:
                      1st Qtr.              2.3125        0.075
                      2nd Qtr.              2.9688        0.3700
                      3rd Qtr.              0.7813        0.35

Holders

        There are approximately 96 holders of record of Starfest's common stock.


Rule 144 and Rule 145 Restrictions on Trading.
---------------------------------------------

        Should the merger with Concierge be approved and effected, all shares of common stock of the post-merger company issued in the merger to the stockholders of Concierge shall have been issued pursuant to registration with the Commission. Nevertheless, there will be certain restrictions on the transfer for value of the shares received in the merger by the affiliates of Concierge, who may be deemed to be underwriters.

        Securities and Exchange Commission rules define as "affiliates" a corporation's executive officers, directors and other persons who, by any manner, exercise control over the corporation's direction and policies. The affiliates of Concierge at the time of the vote on the merger, in order to sell their shares received in the merger, must either register them for resale or comply with the resale provisions set forth in paragraph (d) of the Commission's Rule 145, unless some other exemption-from-registration provision is available. The resale provisions of paragraph (d) of Rule 145 refer to certain provisions of the Commission's Rule 144 and require, for sales of the shares by such affiliates, that:

               * the company must have been subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act for at least 90 days (which is the case, here),

               * the company must have filed all reports with the Commission required by such rule during the twelve months preceding such sale (or such shorter period that the company was required to file such reports),

               * transfers for value by such affiliates can occur only either (1) through broker transactions not involving the solicitation of buyers or (2) directly to market-makers, and

               * each such affiliate can transfer for value, during a 90-day period, no more shares than the greater of one percent of all issued and outstanding shares of common stock of the company (119,957,713 shares immediately after the merger) or the average weekly volume of trading in such common stock reported through the automated quotation system of Nasdaq or the Bulletin Board during the four calendar weeks prior to placing the sell order with a broker-dealer.

        The above resale provisions of Rule 145 shall continue for such affiliates for one year after the merger. Then, only the company's reporting requirement shall continue. When any such affiliate has ceased to be an affiliate of the post-merger company for at least three months, and provided at least two years have elapsed since the date of the merger, then even the requirement that the company file reports with the Commission will no longer be required for such a former affiliate to sell any of the shares acquired in the merger.

        The following table allocates the post-merger company's common stock between restricted and non-restricted stock for Concierge's and Starfest's affiliates at the time of the merger:

                                                                   No. of Shares
                                                                    Restricted
                                                      Percent of     by Rules
   Post-Merger Company                No. of Shares  Total Issued   144 and 145
   -------------------                -------------  ------------  -------------

Authorized shares                      190,000,000             -              -

Issued and outstanding shares          119,957,713         100.0     65,297,240
                                       -----------         -----    -----------
Issued and outstanding shares to be                                   Rule 145:
controlled by Concierge's affiliates    64,437,240          53.7     64,437,240

Issued and outstanding shares to be                                   Rule 144:
controlled by Starfest's affiliates        860,000           0.7        860,000

Pre-merger restricted shares of
Starfest issued during 2000 to                                        Rule 144:
persons other than its affiliates        1,402,001           1.2      1,402,001

Shares in the "public float,"
subject to no restrictions on trading   53,258,472          44.4              -
                                       -----------         -----    -----------

                                       119,957,713         100.0     65,297,240

        The 860,000 shares controlled by Starfest's affiliates were issued in 2000 and will continue to be "restricted" shares until they have been held for two years. The same is true of the 542,001 other shares of Starfest issued in 2000. After such shares have been held for one year, they may be sold pursuant to the provisions of Rule 144, the principal ones of which are set forth above on page 27 as "bullet points" in the second paragraph of this heading.

        No equity of Starfest is subject to outstanding options or warrants to purchase, or securities convertible into, equity of the company.

        Dividends. Starfest has had no earnings and has declared no dividends on our capital stock. Concierge has never earned a profit and may not do so in the future. Under California law, a company - such as our post-merger company - can pay dividends only

        *   from retained earnings, or

        *   if after the dividend is made,

        * its tangible assets would equal at least 11/4 times its liabilities, and

            * its current assets would at least equal its current liabilities, or

            * if the average of its earnings before income taxes and before interest expenses for the last two years was less than the average of its interest expenses for the last two years, then its current assets must be equal to at least 11/4 times its current liabilities.

        The post-merger directors' strategy on dividends is to declare and pay dividends only from retained earnings and when the directors deem it prudent and in the best interests of the company to declare and pay dividends.

Penny Stock Regulations

        Starfest's common stock trades on the OTC Bulletin Board at a price less than $5 a share and is subject to the rules governing "penny stocks."

        A "penny stock" is any stock that:

        *      sells for less than $5 a share.

        * is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

        * is not a stock of a "substantial issuer." Starfest is not now a "substantial issuer" and cannot become one until it has net tangible assets of at least $2 million, which it does not now have and will not have solely as a result of the proposed merger with Concierge.

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

        The Penny stock Suitability Rule, described above, and the Penny Stock Disclosure Rule, described below, do not apply to the following:

        *      transactions not recommended by the broker-dealer,

        *      sales to institutional accredited investors,

        * transactions in which the customer is a director, officer, general partner, or direct or indirect beneficial owner of more than 5 percent of any class of equity security of the issuer of the penny stock that is the subject of the transaction, and

        * transactions in penny stocks by broker-dealers whose income from penny stock activities does not exceed five percent of their total income during certain defined periods.

        The Penny Stock Disclosure Rule
        -------------------------------

        Another Commission rule - the Penny stock Disclosure Rule - requires a broker-dealer, who recommends the sale of a penny stock to a customer in a transaction not exempt from the suitability rule described above, to furnish the customer with a "risk disclosure document." This document is set forth in a federal regulation and contains the following information:

        * A statement that penny stocks can be very risky, that investors often cannot sell a penny stock back to the dealer that sold them the stock,

        * A warning that salespersons of penny stocks are not impartial advisers but are paid to sell the stock,

        * The statement that federal law requires the salesperson to tell the potential investor in a penny stock -

               *      the "offer" and the "bid" on the stock, and

               * the compensation the salesperson and his firm will receive for the trade,

        * An explanation that the offer price and the bid price are the wholesale prices at which dealers are willing to sell and buy the stock from other dealers, and that in its trade with a customer the dealer may add a retail charge to these wholesale prices,

        * A warning that a large spread between the bid and the offer price can make the resale of the stock very costly,

        * Telephone numbers a person can call if he or she is a victim of fraud,

        *      Admonitions -

               *      to use caution when investing in penny stocks,

               *      to understand the risky nature of penny stocks,

               * to know the brokerage firm and the salespeople with whom one is dealing, and

               *      to be cautious if ones salesperson leaves the firm.

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

        Should the proposed merger be effected, Starfest's management has been advised by the management of Concierge that Concierge's present and proposed business is as follows:

Overview

        Concierge was incorporated on September 20, 1996, in the State of Nevada. Its principal office is at 6033 West Century Boulevard, Suite 1278, Los Angeles, California 90045. Its telephone number is 310-216-6334.

        Concierge's Plan of Operation
        -----------------------------

        Concierge has developed a "unified messaging" product - the Personal Communications Attendant ("PCATM"). Concierge commenced marketing the PCATM in September 2000. It had expected to bring the PCATM to market in early April, announced this expectation in an interview on a television program and set up a toll-free line with contract personnel available to take telephone orders. Approximately 50 orders were received. Unfortunately, Concierge's initial marketing effort was precipitous. The company Concierge had hired to write the programming code to implement Concierge's design, technical specifications and program logic did not timely meet its contractual commitments. The product was not ready. The initial marketing effort was terminated.

        On May 12, 2000 the responsibility for writing the programming code was reassigned to Dave Cook Consulting of Mercer Island, Washington. That company's work was overseen by Concierge. Detailed technical development of the initial PCATM product, packaging design, documentation, field testing and attendant tasks were completed, and the PCATM is now available for direct purchase online at www.pcahome.com.

        Limited shipments began in September 2000. Advertising and marketing campaigns were held in abeyance until technical problems in automatic credit card verification and funds transfer could be addressed. These problems are believed to have been resolved. Extensive system testing and certification are currently underway. Testing is expected to be completed by late October, at which time full direct marketing efforts are planned to commence together with shipments to fill any orders. Concierge is also involved in negotiations with several reseller, merchandising and manufacture representative organizations, which negotiations it hopes will culminate in agreements leading to sales of the PCATM.

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

        The PCATM software executes on a personal computer operating under Windows 95 or Windows 98 and using Microsoft Outlook or Outlook Express as an e-mail client. It requires 350 megabytes of available hard disk space. The Internet connection may be effected by any standard means, including dial-up or dedicated telephone line, cable or DSL, but voice interaction between the user and the PCATM software requires a dial-up phone line and a voice-capable modem. Generally, although not invariably, many available 56 KB modems are voice-capable. The initial product being offered for sale is a stand-alone, single-user version and is not designed to function in a LAN or WAN environment. There are no set-up costs associated with the product other than assuring that the minimum hardware and software requirements are present.

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

        The e-mail version will retail at $39.95. With a $19.95 upgrade, the planned pro version will monitor and collect fax, voice mail and e-mail messages. A user's personal computer will then become a universal communications center. All the user's incoming communications, be they fax, voice- or e-mail, will reside on the user's own computer and will be readily accessible from any telephone.

        There will be no monthly service fee. No device other than an ordinary telephone is needed to access the PCATM. The PCATM also includes an auto pager that notifies the user by phone or pager when new e-mail is received.

        The underlying technology is the subject of patents, and Concierge is required to pay royalties of $0.85 a delivered PCATM unit to Lexicus, a subsidiary of Motorola, for its Clamor Automatic Speech Recognition software and

$1.00 a delivered unit to fonix for its text-to-speech software. Concierge has paid advance royalties to Lexicus for 50,000 units and advance royalties to fonix for 180,000 units.

        Concierge intends to "nationalize" the product to accomodate several foreign languages, possibly including Japanese, Korean, German, Latin American Spanish, French and Brazilian Portuguese. fonix has advised Concierge that its test-to-speech software will be available in up to seven foreign languages commencing in the first quarter of 2001. "Nationalizing" the PCATM will also require the translation of PCA-generated voice prompts, packaging for the product and preparation of the user documentation. The voice recognition component of the PCA is "language independent" and requires no revision - once trained by the user, it accepts any sound as signifying any corresponding instruction provided the sound is uttered consistently and in context.

        Concierge anticipates that it will complete the first nationalization of the PCATM within 45 days after it receiveds from fonix the nationalized test-to-speech development materials.

        The Market. In a study published May 12, 2000 and entitled "Communications Software and Services," Donaldson Lufkin & Jenrette reported on the past, present and future estimated users of the Internet and of wireless communications devices. Referring to several sources for its information, DLJ reported the following estimates of users:


                                   In Millions
                                   -----------
                               Wireline            Wireless         Source of
  No. of Users                 Internet          Communication       Estimate
  ------------                 --------          -------------      ---------
U.S.A.:
     End of 1998                  30                                  I.D.C.
     End of 2002                  67                                  I.D.C.
Global:
     End of 1999                 196                                  I.D.C.
     End of 2003                 503                                  I.D.C.
U.S.A.:
     End of 1999                                       87           DLJ and WTDR
     End of 2002                                      160           DLJ and WTDR
     End of 2005                                      200           DLJ and WTDR
Global:
     End of 1999                                      425           DLJ and WTDR
     End of 2002                                    1,000           DLJ and WTDR

        DLJ estimated that by 2005, over 70 percent of all wireless users in the U.S. will access the Internet - better than 50 percent of the nation's population, or 150 million users. It stated, "The ability to send messages, retrieve e-mail . . . is all within the grasp of a mobile device and at the touch of our fingertips or at the tone of our voice."

        Concierge believes that it has positioned itself, with its PCATM, to provide a valuable service to a growing market segment.

        Distribution Methods. Concierge's marketing methods will include direct, high-volume, e-mail advertising promulgated on the Internet. Lists of e-mail addresses are readily available for purchase. Such lists typically contain from millions to tens of millions of valid e-mail addresses. The lists may cost from a few hundred dollars to one or two thousand dollars, depending upon the specificity of the target audience.

        In the case of Concierge's PCATM product, any e-mail user who communicates in English and has a need to retrieve e-mail messages while away from his or her personal computer may legitimately be considered a prospect. The lists to be utilized by Concierge will be unfiltered lists, generally restricted geographically to English-speaking North America. Concierge has elected not to use its in-house server capacity to perform the actual bulk mailings but will employ an outside service for this function. Both list sources and mailing services advertise extensively on the Internet and can also be easily identified through any comprehensive search engine such as www.dogpile.com.

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

               Manufacturing Services Agreement.   XeTel Corporation  of Austin,
Texas  will  manufacture  the  PCATM software  for Concierge  at  its San Ramon,

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

               Should the actual orders fall short of those forecast for a twelve-month period for which a price was negotiated, Concierge is subject to XeTel's supplier billbacks. As of October 15, 2000, Concierge had prepaid $49,890 to XeTel for PCAsTM to be manufactured for Concierge. Concierge also had in its inventory at that date 2,000 PCAsTM manufactured for it by XeTel and paid for.

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

               *      outsourced e-mail management services and software,

               *      chat management services and software, and

               *      voice-based call handling.

All  services are to  be provided 24 hours  a day, 7 days  a week.   eAssist.com
agrees to provide -

               *      90% of its automatic e-mail responses within 10 minutes,

               *      90% of its personalized e-mail responses within 8 hours,

               *      80% of its chat requests within 120 seconds, and

               *      80% of calls answered within 120 seconds.

               e-Assist.com will charge Concierge a one-time installation and set-up services fee and then a flat-rate monthly management fee to be negotiated after eAssist.com's and Concierge's technical staffs have completed the setup, implementation and integration of customized software applications for -

               *      one-to-one chat interaction,

               *      processes  for   integrating  web  pages   directly   with
                      eAssist.com's chat server,

               *      automated and personalized e-mail,

               *      VoIP (voice-over Internet Packets), and

               * multimedia, customer-relationship, management services via the Internet to Concierge.

               The term of the agreement is two years - March 29, 2002. Either party can terminate the agreement on 60 days' notice.

               Product Development Agreement.   Dave Cook  Consulting  of Mercer
Island,  Washington   provides  product   development   consulting  services  to
Concierge.  Payment for the services is based upon hourly charges.

               After a previous consultant hired to perform program coding implementation of Concierge's design of the PCATM failed to perform as required by March 22, 2000, Concierge hired Dave Cook Consulting to perform the work. Dave Cook Consulting restructured the fundamental systems architecture of the PCATM, rewrote the basic programming code of major modules of the software package, and revised the user interface.

               Mr. Cook, together with Lisa Monte of Creative Web Works, recommended major changes that were made in Concierge's web site (www.pcahome.com) and helped equip the site to handle on-line entry order, credit card verification and order fulfillment.

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

        Properties. Concierge leases approximately 1,100 square feet of office space at Suite 1278, 6033 West Century Boulevard, Los Angeles, California 90045. The lease is a one-year lease that expires June 1, 2001. The space is deemed adequate for the present time. Ample space is available for any needed expansion in the vicinity of its present space and elsewhere in the Los Angeles area.

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

        Number of Employees.   On October 1, 2000 Concierge employed two persons
full time and two persons part time.

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

        Liquidity. As of September 30, 2000, Concierge had cash assets of $107,559 plus prepaid expenses of $245,800 in prepaid royalties and product manufacturing. In this regard, Concierge had raised $467,500 through the sale of shares of its common stock during the period from July 31, through September 6, 2000. The circumstances of the sale of these shares were such that there may not have been an exemption from registration available for the sales. See "Risk Factors - 9. Concierge has contingent liability of $467,500 for possible violations of registration requirements of the Securities Act." Concierge does not concede that no exemption from registration was available, but the contingency exists that the purchasers of these shares could seek - and might prevail in seeking - rescissions of their purchases of stock and a return of their purchase amounts plus interest and attorney fees. Should a demand for rescission be made by the purchasers of the stock sold for $467,500, Concierge would simultaneously oppose such a demand for rescission, seek to raise additional capital to cover the contingency that rescissions might have to be made, but continue to use its cash assets to pursue its business objectives, as outlined above.

        Product Research and Development. Concierge's initial PCATM (audio e-mail version) is designed to execute on a personal computer operating under

Windows 95/98 and using Microsoft Outlook or Outlook Express as an e-mail client. Future versions are expected to operate in the same or successor environments, although the server-based, multi-user, versions will most likely function under Microsoft NT or its derivative, Windows 2000. The initial PCATM, however, is available for purchase and became available on October 3, 2000.

        A June 3, 2000 and other projected product release dates were predicated upon the fulfillment of firm commitments made to Concierge by outside contractors. Some of those contractors failed to meet their commitments, and Concierge was forced to delay product introduction. Due to the complexity of the PCATM product line, numerous specialized technical skills are essential to successful implementation. However, very few of these niche skills warrant full-time employment of qualified specialists. It has thus always been the intention of Concierge's management to outsource narrowly-focused, technical functions to the greatest extent possible.

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

        Market for Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------

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

Changes  In  and  Disagreements  With  Accountants  on  Accounting and Financial
--------------------------------------------------------------------------------
Disclosures.
------------

        During the last two fiscal years and the period since June 30, 1999, there have been no changes in Concierge's principal independent accountant.

ITEM 7. FINANCIAL STATEMENTS

Starfest, Inc.

        Independent Auditors' Report .....................................   11
        Balance Sheet as of December 31, 1999 ............................   12
        Statement of Operations for the years
               ended December 31, 1999 and
               December 31, 1998 .........................................   13
        Statement of Changes in Stockholders' Equity
               (Deficit) for the period from
               December 31, 1997 to December 31, 1999 ....................   14
        Statements of Cash Flows for the years ended
               December 31, 1999 and December 31, 1998 ...................   15
        Notes to Financial Statements ....................................   16

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


/s/ Jaak Olesk
--------------------------
Jaak Olesk

Beverly Hills, California

February 9, 2000 (except with respect to Note 4, as to which the date is March 7, 2000)

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

                                 STARFEST, INC.
                             STATEMENT OF OPERATIONS




                                                        For the Year Ended
                                                    December 31,   December 31,
                                                        1999           1998
                                                    ------------   ------------



Revenues                                            $         -    $         -
                                                    ------------   ------------


General and Administrative
Expenses                                                518,606          2,366
                                                    ------------   ------------

Operating (Loss)                                       (518,606)        (2,366)

Provision for income taxes                                    -              -
                                                    ------------   ------------


NET (LOSS)                                          $  (518,606)   $    (2,366)
                                                    ============   ============

Net (Loss)
per common share                                    $      (.04)   $      (.01)
                                                    ============   ============

Weighted Average Shares
Outstanding                                          15,893,441      8,301,323
                                                    ============   ============










                 See accompanying notes to financial statements.

                                 STARFEST, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)



                              Common Stock             Retained
                          Number of      Amount        Earnings
                           Shares        Total         (Deficit)       Total
                          ---------    ----------    -------------  ------------

Balance,
December 31, 1997         6,236,323    $1,598,072     $(2,135,885)  $ (537,813)

Net (loss) for
year ended
December 31, 1998                 -             -          (2,366)      (2,366)
                         ----------    ----------     -----------   ----------

Balance,
December 31, 1998         6,236,323     1,598,072      (2,138,251)    (540,179)
                         ==========    ==========     ===========   ==========
Shares issued
for services              2,313,338        87,200               -       87,200

Shares issued
for assets                2,950,000       118,000               -      118,000

Shares issued
for debt
extinguishment            6,165,005       646,379               -      646,379

Shares issued
for cash                  4,033,333       190,000               -     190,000

Net (loss) for
year ended
December 31, 1999                 -             -        (518,606)   (518,606)
                         ----------    ----------     -----------   ---------

Balance,
December 31, 1999        21,697,999    $2,639,651     $(2,656,857)  $ (17,206)
                         ==========    ==========     ===========   =========





                 See accompanying notes to financial statements.

                                 STARFEST, INC.
                            STATEMENTS OF CASH FLOWS

                                                         Year Ended December 31,
                                                           1999          1998
                                                        ----------    ----------
Net Cash From
Operating Activities:
Net (loss)                                              $(518,606)    $  (2,366)
Adjustments to reconcile
 net loss to net cash
 used by operating activities:
Shares issued for services                                 87,200             -
Shares issued for assets                                  118,000             -
Shares issued for
 debt extinguishment                                      646,379             -
Changes in assets
    and liabilities:
  Accounts payable                                       (413,692)        2,366
  Other liabilities                                      (108,800)            -

Net cash (used)
    by operating activities                              (189,519)            -
 Investing Activities:
Net cash provided (used) by
  Investing Activities                                          -             -
                                                        ---------     ---------
Cash flows from Financing
Activities
Common stock issued for cash                              190,000             -
                                                        ---------     ---------
Net cash provided by
Financing Activities:                                     190,000             -
Increase in Cash                                              481             -
Cash at beginning of period                                     -             -
                                                        ---------     ---------
Cash at end of period                                   $     481     $       -

Supplemental cash flow information:
Cash paid during the period for:

   Interest                                             $       -     $       -

   Income taxes                                         $       -     $       -

Non cash financing transactions:

Shares for services                                     $  87,200     $       -

Shares for debt extinguishment                          $ 646,379     $       -

Shares for assets                                       $ 118,000     $       -


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

NOTE 4 - Subsequent Events

        On January 18, 2000 the Company issued 1,302,001 of its common shares for January, 2000 services, to three shareholders.

        On January 26, 2000 the Company entered into an agreement of merger with Concierge, Inc., a Nevada corporation, pursuant to which, should the merger be approved by the shareholders of both companies, the presently outstanding 1,376,380 shares of common stock of Concierge, Inc. will be converted into shares of common stock of the Company on the basis of 70.444 shares of Starfest, Inc. to be issued for each share of Concierge, Inc. Concierge, Inc. does not have significant assets or revenues.

        The proposed merger of Starfest, Inc. and Concierge, Inc. will result in a reverse acquisition, i.e. the acquisition of Starfest, Inc. by Concierge, Inc. as Concierge, Inc. will have the controlling voting rights of the combined entity.

        Pursuant to a Stock Purchase Agreement (the "Purchase Agreement") dated March 6, 2000 between (1) MAS Capital, Inc., an Indiana corporation, the controlling shareholder of MAS Acquisiton XX Corp. ("MAS XX"), an Indiana corporation and (2) Starfest, Inc. approximately 96.83 percent (8,250,000 shares) of the outstanding shares of common stock of Mas Acquisition XX Corp. were exchanged for $100,000 and 150,000 shares of common stock of Starfest, Inc. in a transaction in which Starfest, Inc. became the parent corporation of MAS
XX. Mas Capital, Inc. and MAS Acquisition XX Corp. do not have significant assets or revenues.

        Upon execution of the Purchase Agreement and the subsequent delivery of $100,000 cash and 150,000 shares of common stock of Starfest, Inc. on March 7, 2000, to MAS Capital, Inc. pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Starfest, Inc. became the successor issuer to MAS Acquisition XX Corp. for reporting purposes under the Securities and Exchange Act of 1934 and elected to report under the ACT effective March 7, 2000.

        The merger transaction with MAS Acquisition XX Corp. is considered to be a capital transaction (i.e. the issuance of stock of MAS Acquisiton XX Corp. accompanied by a recapitalization).

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

        Section 16(a) Beneficial Ownership Reporting Compliance
        -------------------------------------------------------

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

   Name and Address                Amount and Nature of         Percent of
       of Owner                    Beneficial Ownership            Class
   -----------------               --------------------         ----------

Michael Huemmer                        760,000 shares               3.3%
#1136
9494 East Redfield Road
Scottsdale, AZ 85260

Janet Alexander                        100,000 shares               0.4%
Suite C
120 East Andreas Road
Palm Springs, CA 92262

Officers and Directors
  as a Group (2 persons)               860,000 shares               3.7%

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

          10.1      -      Agreement  of  Merger  between  Starfest,  Inc.   and
                           Concierge, Inc.*

          23        -      Consent  of  Jaak  (Jack)  Olesk,   certified  public
                           accountant (superseded by Exhibit 23.1 filed herein).

          23.1      -      Consent  of  Jaak  (Jack)  Olesk,   certified  public
                           accountant (superseded by Exhibit 23.2 filed herein).

          23.2      -      Consent  of  Jaak  (Jack)  Olesk,  certified   public
                           accountant.

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

                                    STARFEST, INC.



Date:November 29, 2000              By/s/ Michael Huemmer
                                      ------------------------------------------
                                      Michael Huemmer, President

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:November 29, 2000              /s/Michael Huemmer
                                    --------------------------------------------
                                    Michael Huemmer, President,  Chief Financial
                                    Officer, and Director



Date:November 29, 2000              /s/Janet Alexander
                                    --------------------------------------------
                                    Janet Alexander, Secretary and Director