Form 10-K
period 2000-12-31
STARFEST INC
filed 2001-04-02
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-38838

                                 STARFEST, INC.
                 (Name of small business issuer in its charter)


                 California                                       95-4442384
                 ----------                                       ----------

             4602 East Palo Brea Lane, Cave Creek, AZ 85331 (Address
                         of principal executive offices)

                                  480-551-8280
                            -------------------------
                           (Issuer's Telephone Number)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,367,750 computed by reference to the $0.1025 average of the bid and asked price of the Company's Common Stock on March 24, 2001.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,100,000 shares of Common Stock, $0.001 par value.

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page

Item 1.        Description of Business ......................................1
               Business Development .........................................1
               Business of Starfest .........................................2
                      Plan of Operation .....................................3
               Number of Employees ..........................................4

Item 2.        Description of Property ......................................4
               Facilities ...................................................4

Item 3.        Legal Proceedings ............................................4

Item 4.        Submission of Matters to a Vote of Security
                      Holders ...............................................4

Item 5. Market for Common Equity and Related Stockholder
                      Matters ...............................................4
               Holders ......................................................5
               Rule 144 and Rule 145 Restrictions on Trading ................5
               Dividends ....................................................7
               Penny Stock Regulations ......................................8
                      The Penny Stock Suitability Rule ......................8
                      The Penny Stock Disclosure Rule .......................9
                      Effects of the Rule ...................................10
               Recent Sales of Unregistered Securities ......................10

Item 6.        Plan of Operations ...........................................11
               Information About Concierge, Inc..............................13
               Overview .....................................................13
                      Concierge's Plan of Operation .........................13
                      Description of the PCATM ..............................14
                      The Market ............................................16
                      Competition............................................17
                      Distribution Methods ..................................17
                      Production Costs ......................................18
                      Government Approval of Principal Products .............20
                      Government Regulations ................................21
                      Properties ............................................21
                      Dependence on Major Customers .........................21
                      Seasonality ...........................................21
                      Research and Development ..............................21
                      Environmental Controls ................................21
                      Year 2000 Computer Problems ...........................21
                      Number of Employees ...................................21
                      Venue of Sales ........................................21
                      Patents, Trademarks, Copyrights and
                           Intellectual Property ............................21
                      Legal Proceedings .....................................22
               Concierge's Management's Plan of Operation ...................22
                      Liquidity .............................................22
                      Product Research and Development ......................23
                      Other Expected Developments ...........................24
                      Market for Common Equity and Related
                            Stockholder Matters .............................24
                      Market Information ....................................24
                      Holders ...............................................25
                      Dividends .............................................25
               Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosures ..................25

Item 7.        Financial Statements .........................................26

Item 8. Changes in and Disagreements With Accountants On
                      Accounting and Financial Disclosure ...................74

Item 9. Directors, Executive Officers, Promoters and
                      Control Persons; Compliance with
                      Section 16(a) of the Exchange Act .....................74
                      Section 16(a) Beneficial Ownership
                             Reporting Compliance ...........................75

Item 10.       Executive Compensation .......................................75
               Long-Term Compensation .......................................76

Item 11.       Security Ownership of Certain Beneficial Owners
                      and Management ........................................76

Item 12.       Certain Relationships and Related Transactions ...............78

Item 13.       Exhibits and Reports on Form 8-K .............................78
               (a)    Exhibits ..............................................78
               (b)    Reports on Form 8-K ...................................78

Signatures ..................................................................80

ITEM 1..DESCRIPTION OF BUSINESS

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

        A change in control of Starfest could occur in the future, should the shareholders of Starfest and Concierge, Inc., a Nevada corporation, approve an agreement of merger entered into between Starfest and Concierge on January 26, 2000. The proposed merger will be submitted to the shareholders of each of Starfest and Concierge pursuant to a Form S-4 Prospectus-Proxy Statement filed with the Commission but not yet effective.

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

        Starfest has employee, its president. Starfest's present management consists of two persons, Michael Huemmer, president, and Janet Alexander, secretary.

Plan of Operation
- -----------------

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

        Should the merger with Concierge not be consummated, Starfest's management will seek another merger partner. Starfest does not have sufficient cash to meet anticipated cash requirements that will arise before the merger with Concierge is consummated. Should the merger with Concierge not be consummated, Starfest will likely find it necessary to raise additional funds in connection with any other merger it might negotiate with another merger partner. It would propose to require the other party to the merger to provide such funds.

Number of Employees

        On December 31, 2000, Starfest employed one person full time and no persons part time.

ITEM 2. DESCRIPTION OF PROPERTY

        Starfest owns no plants, real property or personal property.

Facilities

        Starfest's office facilities are in the home of its president, Michael Huemmer, in Cave Creek, Arizona, and are provided rent free.

ITEM 3. LEGAL PROCEEDINGS

        Neither Starfest nor any of its property is the subject of any pending legal proceedings or any proceeding of which Starfest is aware that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal year 2000.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Starfest's Common Stock presently trades on the OTC Bulletin Board. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 1999 and 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                         Average Daily
                                  High       Low         Shares Traded

               1999:
                      1st Qtr.   0.1000     0.0050       108,072
                      2nd Qtr.   0.5938     0.0200       138,705
                      3rd Qtr.   0.2000     0.0600       105,733
                      4th Qtr.   0.1050     0.0450        95,998

               2000:
                      1st Qtr.   2.3125     0.075         852,552
                      2nd Qtr.   2.9688     0.3700        215,654
                      3rd Qtr.   0.7813     0.35          108,162
                      4th Qtr.   0.41       0.09375       186,584

        The computer software industry, in which Concierge will operate, is also volatile. For instance, the Computer Technology Index ("XCI") closed on November 16, 2000 at 1,160. During the 52 weeks prior to this date, the closing price of this index ranged from 1,078 to 1,820. The Computer Technology Index is a widely recognized and used index. It is compiled by the American Stock Exchange and represents a cross section of widely-held corporations involved in various phases of the computer industry. It is market-value weighted, based on the aggregate market value of its 27 component stocks.

Holders

        There are approximately 96 holders of record of Starfest's common stock. Approximately 19 million shares are held in the name of "Cede & Co.," which is the record holder for shares in numerous brokerage accounts.

Rule 144 and Rule 145 Restrictions on Trading.

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

        Securities and Exchange Commission rules define as "affiliates" a corporation's executive officers, directors and other persons who, by any manner, exercise control over the corporation's direction and policies. The affiliates of Concierge at the time of the vote on the merger, in order to sell their shares received in the merger, must either register them for resale or comply with the resale provisions set forth in paragraph (d) of the Commission's Rule 145, unless some other exemption-from-registration provision is available. The resale provisions of paragraph (d) of Rule 145 refer to certain provisions of the Commission's Rule 144 and require, for sales of the shares by such affiliates, that:

               o the company must have been subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act for at least 90 days (which is the case, here),

               o the company must have filed all reports with the Commission required by such rule during the twelve months preceding such sale (or such shorter period that the company was required to file such reports),

               o transfers for value by such affiliates can occur only either (1) through broker transactions not involving the solicitation of buyers or (2) directly to market-makers, and

               o each such affiliate can transfer for value, during a 90-day period, no more shares than the greater of one percent of all issued and outstanding shares of common stock of the company (119,957,713 shares immediately after the merger) or the average weekly volume of trading in such common stock reported through the automated quotation system of Nasdaq or the Bulletin Board during the four calendar weeks prior to placing the sell order with a broker-dealer.

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

        The following table allocates the post-merger company's common stock between restricted and non-restricted stock for Concierge's and Starfest's affiliates at the time of the merger:


                                                          Percent of     No. of Shares Restricted
Post-Merger Company                     No. of Shares    Total Issued     by Rules 144 and 145
- -------------------                     -------------    ------------    ------------------------
Authorized shares                        190,000,000               -                      -

Issued and outstanding shares            119,957,713            100.0             60,353,856
                                         -----------            -----            -----------

Issued and outstanding shares to be                                                 Rule 145:
controlled by Concierge's affiliates     59,493,856              49.6             59,493,856

Issued and outstanding shares to be                                                 Rule 144:
controlled by Starfest's affiliates         860,000               0.7                860,000



Pre-merger restricted shares of
issued during 2000 to persons other than                                            Rule 144:
its affiliates                            1,402,001               1.2              1,402,001

Shares in the "public float,"
subject to no restrictions on
training                                 58,201,856              48.5                      -
                                         ----------              ----               ------------
                                        119,957,713             100.0                60,353,856

        The 860,000 shares controlled by Starfest's affiliates were issued in 2000 and will continue to be "restricted" shares until they have been held for two years. The same is true of the 1,402,001 other shares of Starfest issued in 2000. After such shares have been held for one year, they may be sold pursuant to the provisions of Rule 144, the principal ones of which are set forth above on pages 5 and 6 as "bullet points" in the second paragraph of this heading.

        No equity of Starfest is subject to outstanding options or warrants to purchase, or securities convertible into, equity of the company.

        Dividends. Starfest has had no earnings and has declared no dividends on our capital stock. Concierge has never earned a profit and may not do so in the future. Under California law, a company - such as our post-merger company - can pay dividends only

        o      from retained earnings, or

        o      if after the dividend is made,

        o      its  tangible   assets  would  equal  at  least  11/4  times  its
               liabilities, and

           o      its  current  assets  would  at  least   equal    its  current
                  liabilities, or

           o if the average of its earnings before income taxes and before interest expenses for the last two years was less than the average of its interest expenses for the last two years, then its current assets must be equal to at least 11/4 times its current liabilities.

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

Recent Sales of Unregistered Securities

        Starfest sold shares of its common stock within the past three years without registering the shares under the Securities Act of 1933:


                                       Number of                           Nature of
                                        Shares          Amount of        Consideration
  Person                  Date          Issued         Consideration     Paid for Shares
- -----------------       ----------   --------------   --------------     ----------------

Herb Gronauer(1)         02-17-99        100,000        $  5,000        Services as president
                                                                           during 1998

J. Douglas Bowey(1)      02-17-99        208,339          10,417        Financial consultant

Thomas J. Kenan(1)       02-17-99        198,338           9,917           Legal services

19 persons(1)            04-06-99     13,000,000         862,834          Cash - $190,000
                                                                         Cancel notes and
                                                                         accounts payable by
                                                                         Starfest-$526,584
                                                                         Property-$118,000
                                                                         Services-$51,250

Marjorie J. Cole(2)      05-17-99         33,000             660              (3)

Thomas J. Kenan(2)       08-27-99        100,000           6,000          Legal services

7 persons(2)             11-19-99      1,365,000          45,950         Services - $25,950

                                                                         Extinguish loan -
                                                                           $20,000

4 persons(2)             12-30-99        700,000          66,000         Extinguish loan -
                                                                           $60,000

                                                                          Services-$6,000


3 persons (2)            01-18-00      1,302,001           1,302              (4)

Jerry Winger(2)          04-12-00        100,000           7,000              (5)

- -------------------------

(1) Shares were issued to these persons pursuant to the exemption from registration provided by the Commission's Regulation D, Rule 504.

(2) Shares were issued to these persons pursuant to the exemption from registration provided by the Commission's Regulation D, Rule 506.

(3)     Financial consulting services provided by her spouse, George W. Cole.

(4)     Services rendered in connection with proposed merger with Concierge.

(5)     Advertising services rendered in 1996.

        All shares issued in reliance upon the Regulation D, Rule 506 exemption from registration were issued to persons that had existing relationships with the company's officers and directors and were sophisticated in investment matters. No public solicitation or public advertising was used in connection with these sales of securities.

ITEM 6. PLAN OF OPERATIONS

        As described above under "Item 1. Description of Business," on January 26, 2000, Starfest and Concierge, Inc. entered into an agreement of merger that will be submitted to the shareholders of each corporation for their approval or rejection. The submittal will be pursuant to a Form S-4 Prospectus-Proxy Statement filed with the Commission on June 8, 2000. Should the proposed merger be approved by the shareholders of both corporations, the business of Concierge will be the business of Starfest.

        Until the merger should be consummated or abandoned, Starfest has no paid employees. Its officers and directors are contributing their time without compensation. Starfest no longer has sufficient cash to meet anticipated cash requirements that will arise before the merger with Concierge is consummated. Until the shareholders of the two companies can vote on the proposed merger, Starfest's president, Michael Huemmer, and legal counsel, Thomas J. Kenan, are advancing the costs associated with registering the merger transaction shares with the Securities and Exchange Commission.

        Should the merger with Concierge not be consummated, Starfest's management will seek another merger partner. Starfest will find it necessary to raise additional funds in connection with any other merger it might negotiate with another merger partner. It would propose to require the other party to the merger to provide such funds.

        Should the proposed merger be effected, Starfest's management has been advised by the management of Concierge that Concierge's present and proposed business is as follows:

                        INFORMATION ABOUT CONCIERGE, INC.

Overview

        Concierge was incorporated in Nevada on September 20, 1996, with the business purpose to develop personal computer software designed to read an Internet e-mail user's e-mail messages to one over any wirelined telephonic connection. The user may call ones computer from any telephone to initiate the transaction. The software may also be configured by the user to automatically call one at any telephone number when new e-mail is received from any e-mail address entered on the user-defined "VIP list." The concept uses voice recognition technology to allow the user to direct the interaction by voice command. Concierge devoted almost all its efforts to the development of a usable product, the Personal Communications Attendant ("PCA(TM)"), which was finally completed in September, 2000. It may be purchased through the company's Web sites at http://www.pcahome.com and http://www.conciergetech.com. As presently constituted, the PCA is a single-user product and has a list purchase price of $39.95. The company anticipates future sales to individual end-users, large user groups and re-sellers and is pursuing potential opportunities in all those channels.

Concierge's Plan of Operation
- -----------------------------

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

        On May 12, 2000 the responsibility for writing the programming code was reassigned to Dave Cook Consulting of Mercer Island, Washington. That company's work was overseen by Concierge. Detailed technical development of the initial PCATM product, packaging design, documentation, field testing and attendant tasks were completed, and the PCATM became available for direct purchase online in September 2000.

        Full scale marketing efforts have not yet commenced. Concierge has placed evaluation units of the PCA(TM) with a number of major end-user and reseller organizations for their assessment of the product's suitability for their purposes. Technical problems in automatic credit card verification and funds transfer have been resolved. The company is positioned to ship ordered units expeditiously. Aggressive sales and marketing campaigns are planned but are being held in abeyance pending the generation of additional funding.

        Two hundred units were shipped between September, 2000 and January 15, 2001. Of these, only a small number were sold to individual end-users. Approximately 120 units were sent as evaluation copies to large corporate users and re-sellers to stimulate demand in situations representing high volume potential. Such technical evaluations were arranged by Concierge or intermediaries; no unsolicited evaluation units have been sent. Product evaluations of this nature by major organizations tend to be time-consuming, and there is no guarantee of success. Product inventory is not maintained on company premises but was recently moved from XeTel Corp. in San Ramon, CA to Point to Point, LLC in Mill Valley, CA from which location order fulfillment services will be performed. Current inventory, all pre-paid, consists of 14,800 packages, 14,800 printed User's Guides and 1,800 CDs containing the PCA software itself.

        Description  of the PCATM.  Concierge's  PCATM provides a means by which
        -------------------------
any user of Internet e-mail can have e-mail messages spoken to him or her over any touch-tone telephone or wireless phone in the world.

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

        There will be no monthly service fee - only the one-time purchase price and the option of buying upgrades. No device other than an ordinary telephone is needed to access the PCATM. The PCATM also includes an auto pager that notifies the user by phone or pager when new e-mail is received.

        The underlying technology is the subject of patents, and Concierge is required to pay royalties of $0.425 a delivered PCATM unit to Lexicus, a subsidiary of Motorola, for its Clamor Automatic Speech Recognition software and $1.00 a delivered unit to fonix for its text-to-speech software. Concierge has paid advance royalties to Lexicus for 100,000 units and advance royalties to fonix for 200,000 units.

        Concierge intends to "nationalize" the product to accommodate several foreign languages, possibly including Japanese, Korean, German, Latin American Spanish, French and Brazilian Portuguese. fonix has advised Concierge that its text-to-speech software will be available in up to seven foreign languages commencing in the first quarter of 2001. "Nationalizing" the PCATM will also require the translation of PCA-generated voice prompts, packaging for the product and preparation of the user documentation. The voice recognition component of the PCA is "language independent" and requires no revision - once trained by the user, it accepts any sound as signifying any corresponding instruction provided the sound is uttered consistently and in context.

        Concierge anticipates that it will complete the first nationalization of the PCATM within 45 days after it receives from fonix the nationalized text-to-speech development materials.

        The Market. In a study published May 12, 2000 and entitled "Communications Software and Services," Donaldson Lufkin & Jenrette reported on the past, present and future estimated users of the Internet. Referring for its information to the International Data Corporation, a research and analysis organization in the information technology field, DLJ reported the following estimates of Internet users:

                                                   In Millions
                                                   -----------
                      No. of Users                 Internet
                      ------------                 --------
               U.S.A.:
                      End of 1998                      30
                      End of 2002                      67
               Global:
                      End of 1999                     196
                      End of 2003                     503

        Every Internet user with access to a standard telephone is a potential buyer of Concierge's PCA(TM).

        In a February 2000 research report on "unified messaging," Jurisdoctor-LLC.com described a burgeoning cottage industry seeking to integrate access to e-mail, voice mail, pager messaging and fax mail boxes through PC desktops, screenphones, and voice/touch-tone telephones. Based on digital technology and automated voice recognition technology that translates spoken words into text format that can be edited by a common word processor, unified messaging systems are being developed by a number of companies. The Gartner
Group, a Massachusetts-based market research firm, predicts that unified messaging will become a $6.6 billion market this year.

        Competition.
        -----------

        In August 1999 Lucent Technologies announced that it was entering the unified messaging field and proposes to provide to Internet service providers and to businesses a solution to bring together into a single system a company's complete voice mail, e-mail and fax capabilities.

        USWest is in the field with a unified messaging system that permits the user to access e-mail, fax and voice messages from ones telephone or PC. It is called "VoiceWire(TM)", and USWest markets it for $27.90 a month. Among other entrants in the field are Jfax.com, which offers a unified messaging system at $12.50 a month plus a $15 activation fee; Premiere Technologies, whose system is offered at $9.95 a month plus fifteen cents a minute for phone access; and General Magic, whose Portico system is offered at $19.95 a month and a $50 setup fee.

        Concierge believes that it has positioned itself, with its one-time $39.95 purchase price for its PCATM with no monthly fees, to compete in a growing market segment.

        Distribution Methods. Concierge's marketing methods will include direct,
        --------------------
high-volume, e-mail advertising promulgated on the Internet. Lists of e-mail addresses are readily available for purchase. Such lists typically contain from millions to tens of millions of valid e-mail addresses. The lists may cost from a few hundred dollars to one or two thousand dollars, depending upon the specificity of the target audience.

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

        Production  Costs.  The PCATM  will be  manufactured  and  produced  for
        -----------------
Concierge by XeTel Corp. and Point To Point LLC of Mill Valley, CA. A service order fulfillment contract has been executed with eAssist.com of San Diego, California, an unaffiliated third party corporation. Dave Cook Consulting of Mercer Island, Washington will provide product development services to implement products designed by Concierge.

               Manufacturing  Services Agreements.  XeTel Corporation of Austin,
               ----------------------------------
Texas will manufacture large orders of the PCATM software for Concierge at its San Ramon, California plant and ship them F.O.B. San Ramon at Concierge's direction. Because XeTel is not equipped to deal with small-volume shipments, Concierge's existing finished goods inventory was moved - at Xetel's request - to Point To Point in December of 2000 for future limited-quantity product runs and order fulfillment. Should the volume of shipments exceed Point to Point's capacity at some future date, Concierge can move production and order fulfillment functions back to XeTel under the terms of their original agreement. Alternative sources for these services have also been identified and may be considered in the future.

               Under Concierge's agreement with XeTel, Concierge furnishes to XeTel the design of the PCATM and a twelve-month forecast of sales. They then negotiate the unit price to be charged Concierge during such period based on the forecast. Concierge also furnishes to XeTel an approved list of vendors for all component parts of the PCA(TM).

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

               Concierge's agreement with Point To Point, for limited-quantity product runs and order fulfillment, is for Point To Point's services at its prevailing rates. Quoted rates bind Point To Point for only 30 days.

               Service  Order Fulfillment Agreement.  eAssist.com  will  provide
               ------------------------------------
the bulk of Concierge's customer-relationship services. It will provide them via the Internet. eAssist.com will provide -

               o Outsourced e-mail management services and software for the resolution of technical support questions by means of Internet e-mail. A user of Concierge's PCA(TM) in need of technical assistance may contact eAssist.com's help desk by an e-mail message stating the problem and receive a reply by e-mail.

               o Chat management services and software for the resolution of technical problems by means of interactive on-line written communications, similar to the AOL Instant Messenger facility.

               o      Voice-based call handling.

All services are to be provided 24 hours a day, 7 days a week. Concierge management believes that after-sale support is an essential ingredient of product success. eAssist.com agrees to provide -

               o      90% of its automatic e-mail responses within 10 minutes,

               o      90% of its personalized e-mail responses within 8 hours,

               o      80% of its chat requests within 120 seconds, and

               o      80% of calls answered within 120 seconds.

               e-Assist.com will charge Concierge a one-time installation and set-up services fee and then a flat-rate monthly management fee, to be negotiated after eAssist.com's and Concierge's technical staffs have completed the setup, implementation and integration of customized software applications, for the above services as well as for -

               o Processes for integrating Concierge's web pages directly with eAssist.com's chat server in order that technical and other information on Concierge's web pages will be used, whenever possible and in the interest of consistency, to respond to questions posed by the interactive, on-line, written chat method, and

               o      Automated and personalized e-mail.

               The term of the agreement is two years - March 29, 2002. Either party can terminate the agreement on 60 days' notice.

               Product  Development  Agreement.  Dave Cook  Consulting of Mercer
               -------------------------------
Island,  Washington   provides  product   development  consulting   services  to
Concierge.  Payment for the services is based upon hourly charges.

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

        Governmental Approval  of Principal  Products.  No governmental approval
        ---------------------------------------------
is required in the U.S. for Concierge's products.

        Government Regulations.  There  are no governmental  regulations  in the
        ----------------------
U.S. that apply to Concierge's products.

        Properties.  Concierge leases  approximately 1,100 square feet of office
        ----------
space at Suite 1278, 6033 West Century Boulevard, Los Angeles, California 90045. The lease is a one-year lease that expires June 1, 2001. The space is deemed adequate for the present time. Ample space is available for any needed expansion in the vicinity of its present space and elsewhere in the Los Angeles area.

        Dependence  on  Major  Customers  and  Suppliers.   Concierge  does  not
        ------------------------------------------------
anticipate that it will be dependent on any major customers or suppliers.

        Seasonality.  There should be no seasonal aspect to Concierge's business
        -----------
other than possible increased sales anticipated in the fourth calendar quarter associated with the year-end holidays.

        Research and Development.  Concierge expended  approximately $188,663 on
        ------------------------
research and development in 1998 and $50,431 in 1999. It anticipates that it will expend approximately $150,000 on research and development in 2000 and approximately $200,000 in 2001.

        Environmental  Controls.   Concierge  is  subject  to  no  environmental
        -----------------------
controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

        Year 2000 Computer  Problem.  Concierge has determined  that it does not
        ---------------------------
face material costs, problems or uncertainties about the year 2000 computer problem. This problem stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. Concierge presently uses off-the-shelf and easily replaceable software programs and has determined that all software is year 2000 compliant.

        Number of Employees.  On  October 1, 2000 Concierge employed two persons
        -------------------
full time and two persons part time.

        Venue of Sales.  Concierge anticipates that  some of its  initial  sales
        --------------
will be attributable to exports to English-speaking countries.

        Patents, Trademarks, Copyrights  and Intellectual  Property.   Concierge
        -----------------------------------------------------------
has trademarked its Personal Communications Attendant. It has no patents on the product.

        Legal Proceedings.  Neither Concierge nor any of its property is a party
        -----------------
to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to its business.

Concierge Management's Plan of Operation
- ----------------------------------------

        Concierge's management proposes to devote the company's cash assets and the time and efforts of its officers and staff for the next twelve months to the promotion, sale and continued improvement of its Personal Communications Attendant.

        Liquidity.  As of December 31, 2000, Concierge had cash assets of $3,356
        ---------
plus prepaid expenses of $245,800 in prepaid royalties and $49,890 in prepaid finished goods inventory. Of 2000 copies of the compact disk containing the PCA(TM) software that were in inventory on November 15, 2000, less than 100 had been sold by January 15, 2001. While approximately 120 units have been sent as evaluation copies to large corporate users and resellers who had agreed to evaluate the product, the product evaluations are still not concluded. Significant orders for the PCA(TM) can be fulfilled, as Concierge has on hand 14,800 of the packages and user manuals, and the 13,000 copies of the compact disk needed to complete the 14,800 units for sale can be obtained at a cost to Concierge of a maximum of $32,500. It is felt that the production of the additional 13,000 CDs can be accomplished for substantially less than the $32,500 figure quoted by XeTel.

        Concierge is illiquid. It is now operating at a monthly administrative overhead of approximately $20,000. Of this figure, a substantial portion represents salaries due full-time employees and payments made to part-time employees. These parties have all agreed to defer such payments until such time as the company is in a position to meet said obligations. Concierge requires advertising funds to create a demand for its product. It is seeking debt financing from several private sources that have had past business relations with directors of Concierge. One of these sources has asked that Mr. Kahn, president of Concierge, pledge a portion of his Concierge stock holdings to the repayment of any loan to Concierge the source might provide. Mr. Kahn has agreed to do so.

        Short term, Concierge requires approximately $190,000 for an aggressive sales and marketing campaign and $60,000 for its general and administrative overhead for the next three months. Long term, Concierge requires an additional $180,000 just for general and administrative overhead to complete the next twelve months. It is anticipated that ongoing requirements may be satisfied from cash flow generated by product sales expected to result when the company's product promotion plans are implemented. The $430,000 cash requirements described in this paragraph for the next twelve months would require the sale of approximately 10,763, or 73 percent, of the 14,800 PCA(TM) units now in inventory.

        Concierge has no sources of liquidity other than the persons and entities from whom it is now seeking debt financing. While Mr. Kahn has agreed to secure a loan to the company with his Concierge stock holdings, such action may be insufficient to obtain the loan.

        The only asset Concierge has is its PCA(TM) product. Should debt financing not be obtained soon, the directors of Concierge propose to seek a joint venture partner with whom the PCA(TM) can be jointly marketed and who will bear the expenses of marketing the product. Discussions are currently underway with prospective joint venture partners.

        Concierge has a contingent liability of $2,009,610 for possible violations of the stock registration requirements of federal and state securities laws. The occasion of the contingent liability was Concierge's sale of $487,500 of its common stock after the June 8, 2000 filing of the registration statement of which this Prospectus is a part. Concierge does not concede that no exemption from registration was available, but the contingency exists that the purchasers of all shares of Concierge common stock from December 9, 1998 to the present - some $2,009,610 in amount - could seek - and might prevail in seeking - rescissions of their purchases of stock and a return of their purchase amounts plus interest and attorney fees. Should a demand for rescission be made by the purchasers of such stock, Concierge would oppose such a demand for rescission, and its directors would provide the expenses for the litigation. Concierge's liquidity would not be immediately affected, due to its directors' providing the expenses for such litigation. However, such litigation would likely reduce the ability of Concierge to raise additional capital for its operations and thereby affect its liquidity. And, a plaintiff's judgment in a class action lawsuit would likely force Concierge into a voluntary chapter 11 reorganization or, possibly, liquidation.

        Product  Research  and  Development.  Concierge's  initial  PCATM (audio
        -----------------------------------
e-mail version) is designed to execute on a personal computer operating under Windows 95/98 and using Microsoft Outlook or Outlook Express as an e-mail client. Future versions are expected to operate in the same or successor environments, although the server-based, multi-user, versions will most likely function under Microsoft NT or its derivative, Windows 2000. The initial PCATM, however, is available for purchase and became available on October 3, 2000.

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

        Other Expected  Developments.  Concierge does not expect to purchase any
        ----------------------------
plant or significant equipment. It outsources the implementation of product designs for its products that it develops, through the collaboration of its president, Allen Kahn, and outside providers.

        Concierge does expect to increase the number of its employees during the next twelve months by adding approximately three employees, which would include administrative and executive personnel.

        Market for Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------

        Market  Information.  There is no established  public trading market for
        -------------------
Concierge's  common  stock.  None of its  authorized  shares of common stock are subject to outstanding options or warrants to purchase, or securities convertible into, common stock.

        Concierge's outstanding 1,402,155 shares of common stock will be converted to 96,957,713 shares of common stock of Starfest on the basis of
69.1491 shares to Starfest common stock to be exchanged for each share of Concierge common stock. All 96,957,713 shares will be eligible for sale, but the 57,965,420 shares to be distributed to Concierge's officers and directors will be subject to the resale provisions of paragraph (d) of Rule 145 discussed above under "Information About Starfest - Rule 144 and Rule 145 Restrictions on trading."

        Holders.  There are 175 holders of record of Concierge's common stock.
        -------

        Dividends.  Concierge has declared no cash dividends on its common stock
        ---------
since its inception. There are no restrictions that limit Concierge's ability to pay dividends on its common stock or that are likely to do so in the future.

Changes  In and  Disagreements  With Accountants  on  Accounting  and  Financial
- --------------------------------------------------------------------------------
Disclosures.
- -----------

        On February 28, 2001, Concierge dismissed its principal independent accountant, Brad B. Haynes.

        The reports of Brad B. Haynes on the financial statements of the Company filed with the Securities and Exchange Commission contained no adverse opinions or disclaimers of opinion, and were not modified as to uncertainty, audit scope, or accounting principles during the past two years or the interim period to February 28, 2001, the date of dismissal.

        The decision to change accountants was recommended and approved by the Board of Directors of Concierge.

        During the past two years or interim periods prior to February 28, 2001, there were no disagreements between Concierge and Brad B. Haynes, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Brad B. Haynes' satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

        On March 1, 2001, Concierge engaged the firm of Kabani & Company, of Fountain Valley, California, as independent accountants for Concierge. Prior to March 1, 2001, neither Concierge, nor anyone on its behalf, had consulted with Kabani & Company concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Concierge's financial statements.

Financial Statements.
- --------------------

See "Financial Statements - Concierge, Inc." for the independent auditor's report dated October 17, 2000 with respect to Concierge's balance sheet as of June 30, 2000 and the related statements of operations and deficit accumulated, changes in shareholders' deficit and cash flows for the fiscal years ended June 30, 2000 and June 30, 1999, and the notes to such financial statements, and the interim balance sheet as of December 31, 2000, the related statements of operations and cash flows for the quarters ended December 31, 2000 and 1999 and the period from inception (September 20, 1996) to December 31, 2000, and the statement of changes in stockholders' deficit for the period from inception (September 20, 1996) to December 31, 2000.

ITEM 7.                                 FINANCIAL STATEMENTS INDEX

        The financial statements of Starfest and of Concierge appear as follows:

Starfest, Inc.
        Independent Auditors' Report ........................................28
        Consolidated Balance Sheet
               December 31, 2000 ............................................29
        Consolidated Statements of Operations
               Twelve Months Ended December 31,
               2000 and 1999                .................................30
        Consolidated Statements of Changes in
               Stockholders' Equity (Deficit)
               for the period from
               December 31, 1997 to December 31, 2000 .......................31
        Consolidated Statements of Cash Flows
               Twelve Months Ended December 31,
               2000 and 1999                .................................32
        Notes to Consolidated Financial Statements ..........................33
        Independent Auditors' Report.........................................38
        Balance Sheet as of December 31, 1999................................38
        Statement of Operations for the years
               ended December 31, 1999 and
               December 31, 1998 ............................................40
        Statement of Changes in Stockholders' Equity
               (Deficit) for the period from
               December 31, 1997 to December 31, 1999 .......................41
        Statements of Cash Flows for the years ended
               December 31, 1999 and December 31, 1998 ......................42
        Notes to Financial Statements .......................................43

Concierge, Inc.
        Report of Independent Auditors.......................................48
        Balance Sheet as of June 30, 2000 ...................................49

        Statement of Operations and Deficit Accumulated
               for the Years Ended June 30, 2000 and
               June 30, 1999 and the Period from
               September 20, 1996 (Inception Date)
               to June 30, 2000 .............................................50
        Statement of Changes in Shareholders' Equity
               for the Period from
               September 20, 1996 (Inception Date)
               to June 30, 2000 .............................................51
        Statement of Cash Flows for the Years Ended
               June 30, 2000 and June 30, 1999 and
               the Period from September 20, 1996
               (Inception Date) to June 30, 2000 ............................52
        Notes to Financial Statements........................................53
        Balance Sheet as of December 31, 2000 (Unaudited)....................62
        Statement of Operations for the six-month
             periods ended December 31, 1999 and
             December 31, 2000 (Unaudited)...................................63
        Statements of Cash Flows for the six-month
             periods ended December 31, 2000 and
             December 31, 1999 (Unaudited)...................................64
        Notes to Financial Statements (Unaudited)............................65

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Starfest, Inc.:

We have audited the accompanying consolidated balance sheet of Starfest, Inc. (a California Corporation) (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starfest, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company's did not earn any revenue during the year ended December 31, 2000 and 1999 and the Company has incurred net losses from inception to December 31, 2000 of $3,055,206 including a net loss of $398,349 during the year ended December 31, 2000. These factors, among others, as discussed in Note 4 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 21, 2001

                           Starfest, Inc. & subsidiary
                           Consolidated Balance Sheet
                                December 31, 2000


                                      Asset
                                      -----


Current Asset:

Cash                                              $       40
                                                  -----------

        Total Current Asset                               40
                                                  -----------
                                                  $       40
                                                  ===========


                      Liabilities And Shareholders' Deficit
                      -------------------------------------



Current Liabilities:

Accounts payable                                  $   37,960
Note payable to Concierge, Inc.                      100,000
Payable to shareholders                              269,933
                                                  -----------
        Total current liabilities                    407,893

Shareholders' Deficit:

    Common stock, no par value,
    65,000,000 shares authorized;
    23,100,000 issued and outstanding              2,647,353

Accumulated Deficit                               (3,055,206)
                                                  -----------

        Total shareholders' deficit               (  407,853)
                                                  -----------

                                                   $      40
                                                  ===========


                       See notes to financial statements.

                           Starfest, Inc. & subsidiary
                      Consolidated Statements of Operations
                        Twelve months Ended December 31,



                                                       2000            1999
                                                  -------------     -----------


Revenues                                          $        -        $       -

General and Administrative
  Expenses                                            397,549          518,606
                                                  --------------     ----------

Operating Loss                                    (   397,549)       ( 518,606)

Provision for income
  taxes                                                   800                -
                                                  --------------     ----------

Net Loss                                          $(  398,349)      $( 518,606)
                                                  ==============    ===========

Net Loss Per Common
  Share                                           $       .02       $      .03

Weighted Average Common
  Shares Outstanding                               23,011,688        15,893,441



                       See notes to financial statements.
                                       30

                           Starfest, Inc. & subsidiary
      Consolidated Statements of changes in stockholders' equity (deficit)

                                 Common stock            Retained
                               Number of    Amount       Earnings
                               Shares        Total       (Deficit)      Total

Balance December 31, 1997     6,236,323   $1,598,072    $(2,135,885)  $(537,813)

Net loss for 1998                 -            -             (2,366)     (2,366)
                              ----------  ---------      -----------   ---------

Balance December 31, 1998     6,236,323   $1,598,072    $(2,138,251)  $(540,179)

Shares issued for services    2,313,338       87,200          -          87,200

Shares issued for assets      2,950,000      118,000          -         118,000

Shares issued for debt
extinguishments               6,165,005      646,379          -         646,379

Shares issued for cash        4,033,333      190,000          -         190,000

Net loss for 1999                 -            -           (518,606)   (518,606)
                              ----------   ---------     -----------  ----------

Balance December 31, 1999    21,697,999   $2,639,651    $(2,656,857)  $ (17,206)

Shares issued for services    1,302,001          702          -             702

Shares issued for cash          100,000        7,000          -           7,000

Net loss for 2000                 -            -           (398,349)   (398,349)
                              ----------   ---------     -----------  ----------

Balance December 31, 2000    23,100,000   $2,647,353    $(3,055,206)  $(407,853)
                             ===========  ==========    ============  ==========




                       See notes to financial statements.

                           Starfest, Inc. & subsidiary
                      Consolidated Statements of Cash Flows
                        Twelve months Ended December 31,

                                                      2000             1999
                                                  -----------       -----------
Net Cash From
  operating Activities:
Net loss                                           $( 398,349)       $( 518,606)
Adjustments to reconcile
  net loss to net cash
  used by operating activities:
Shares issued for services                                702            87,200
Shares issued for debt
  extinguishment                                            -           646,379
Shares issued for assets                                    -           118,000
Changes in assets and
  liabilities:
Accounts payable                                       20,273         ( 413,692)
Other liabilities                                           -         ( 108,800)
                                                  -----------       -----------

Net cash used by
  operating activities                              ( 377,374)       (  189,519)

Cash flows from Financing
  Activities:
Loans from Concierge, Inc.                            100,000                -
Advances from shareholders                            269,933                -
Common stock issued for cash                            7,000           190,000
                                                  -----------       -----------

Net cash provided by
Financing Activities                                  376,933           190,000

Increase in Cash                                          441               481
Cash at beginning of period                               481                 -
                                                  -----------       -----------

Cash at end of period                              $       40         $     481
                                                  ===========       ===========

Supplemental cash flow information:
Cash paid during the period for:

Interest                                           $       -          $      -
Income taxes                                       $       -          $      -

Non cash financing transactions:

Shares for services                                $     702          $  87,200
Shares for debt extinguishment                     $       -          $ 646,379
Shares for purchase of assets                      $       -          $ 118,000



                       See notes to financial statements.

                           Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 1 - Nature of Operations and principles of consolidation

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

Principles of consolidation:

   The accompanying consolidated financial statements of the Company and its wholly owned subsidiary MAS XX have been prepared in accordance with generally accepted accounting principles. All significant inter-company balances and transactions have been eliminated in consolidation.


Note 2 - Summary of significant accounting policies

Cash and cash equivalents

   The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

   Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                           Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2000 and 1999


Basic and diluted net loss per share

   Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

Stock-based compensation

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

Fair value of financial instruments

   Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Costs of start-up activities

   In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Advertising

   The Company expenses advertising costs as incurred.

Risks and Uncertainties

   The Company is subject to certain risks and uncertainties in the normal course of business.

                           Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2000 and 1999

Issuance of shares for service

   Valuation of services is based on the estimated fair market value of the services performed.

Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not applicable to the Company.

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

   In June 1999,  the FASB issued  Statement of Financial  Accounting  Standards
   (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

   In June 2000,  the FASB issued  Statement of Financial  Accounting  Standards
   (SFAS) No. 138, "Accounting for Certain instruments and Certain Hedging Activities." This statement is not applicable to the Company.

   In June 2000, the FASB issued  Statement of  Financial  Accounting  Standards
   (SFAS)  No. 139,  "Rescission  of FASB  Statement  No. 53  and  Amendments to
   Statements No. 63, 89, and 121." This statement is not applicable to the Company.

   In September 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

   In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years b beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications

                           Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2000 and 1999


Recent Pronouncements (continue)

   to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.


Note 3 - Merger Negotiations

   On January 26, 2000 the Company entered into an agreement of merger with Concierge, Inc., a Nevada corporation, pursuant to which, should the merger be approved by the shareholders of both companies, 1,490,744 outstanding shares of common stock of Concierge, Inc., (which includes 1,376,380 shares outstanding at December 31, 2000 and 114,364 shares issued in January, 2001) shall be converted into 96,957,713 common stock of the Company on the basis of 65.0398 shares of the Company for each share outstanding of Concierge, Inc. The 96,957,713 post merger shares shall be distributed to the shareholders of Concierge, Inc. on a pro-rata basis. The transaction will be accounted for as reverse merger and is subject to approval by shareholders of both companies and Securities and Exchange Commission.


Note 4 - Going concern

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $398,349 for the twelve months ended December 31, 2000. Accumulated deficit amounted to $3,055,206 at December 31, 2000. At December 31, 2000, the Company had shareholders' deficit of $407,853. The continuing losses have adversely affected the liquidity of the Company. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification and amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.


Note 5 - Income Taxes

   No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2000, the Company incurred net operating losses for tax purposes of approximately $1,923,000. There is no significant differences between financial statement and tax losses. The net operating loss carryforwards may be used to reduce taxable income through the year 2015. Net operating loss for carryforwards for the State of California are approximately $753,000 and are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

                           Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2000 and 1999


Note 5 - Income Taxes (continue)

   The gross deferred tax asset balance as of December 31, 2000 was approximately $769,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards can not reasonably be assured.


Note 6 - Notes Payable-Related parties

   Notes payable to shareholders are non-interest bearing, unsecured and due on demand. Note payable to Concierge, Inc. is non-interest bearing, unsecured and due on demand.

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


/s/ Jaak Olesk

Beverly Hills, California

February 9, 2000 (except with respect to Note 4, as to which the date is March 7, 2000)

                                 STARFEST, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999




                                     ASSETS



Cash                                                          $       481
                                                               -----------





                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)



Current Liabilities
 Accounts payable                                             $    17,687
                                                              -----------
Total current liabilities                                     $    17,687
                                                              -----------

Stockholders' equity (deficit)
  Common stock: no par value,
  65,000,000 shares authorized;
  21,697,999 shares issued and
  outstanding                                                   2,639,651


  Retained earnings (deficit)                                  (2,656,857)
                                                              ------------
Total stockholders' equity (deficit)                              (17,206)
                                                              ------------

                                                              $      481
                                                              ============


                 See accompanying notes to financial statements.

                                 STARFEST, INC.
                             STATEMENT OF OPERATIONS



                                  For the Year Ended
                             December 31,   December 31,
                                 1999          1998
                             ------------   ------------



Revenues                     $         -    $         -
                             -----------    ------------


General and Administrative
Expenses                         518,606          2,366
                             ------------   ------------

Operating (Loss)                (518,606)        (2,366)

Provision for income taxes             -              -
                             ------------   ------------


NET (LOSS)                   $   (518,606)  $    (2,366)


Net (Loss)
per common share             $       (.04)  $      (.01)


Weighted Average Shares
Outstanding                    15,893,441     8,301,323



                 See accompanying notes to financial statements.

                                       40

                                 STARFEST, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)



                             Common Stock           Retained
                       Number of       Amount       Earnings
                        Shares         Total        (Deficit)       Total
                      ----------   -----------   -------------   -----------


Balance,
December 31, 1997      6,236,323    $1,598,072     $(2,135,885)  $ (537,813)

Net (loss) for
year ended
December 31, 1998              -             -          (2,366)      (2,366)
                      ----------   -----------    -------------   -----------

Balance,
December 31, 1998      6,236,323     1,598,072       (2,138,251)    (540,179)

Shares issued
for services           2,313,338        87,200               -        87,200

Shares issued
for assets             2,950,000       118,000               -       118,000

Shares issued
for debt
extinguishment         6,165,005       646,379               -       646,379

Shares issued
for cash               4,033,333       190,000               -       190,000

Net (loss) for
year ended
December 31, 1999              -             -         (518,606)    (518,606)
                      ----------   ------------   --------------  -----------

Balance,
December 31, 1999     21,697,999    $2,639,651     $(2,656,857)    $ (17,206)



                 See accompanying notes to financial statements.

                                 STARFEST, INC.
                            STATEMENTS OF CASH FLOWS

                                            Year Ended December 31,
                                             1999             1998
Net Cash From
Operating Activities:
Net (loss)                               $(518,606)      $  (2,366)
Adjustments to reconcile
 net loss to net cash
 used by operating activities:
Shares issued for services                  87,200               -
Shares issued for assets                   118,000               -
Shares issued for
 debt extinguishment                       646,379               -
Changes in assets
    and liabilities:
  Accounts payable                        (413,692)          2,366
  Other liabilities                       (108,800)              -
                                          ---------      ---------

Net cash (used)
    by operating activities               (189,519)              -
 Investing Activities:
Net cash provided (used) by
  Investing Activities                           -               -
                                          ---------      ---------
Cash flows from Financing
Activities
Common stock issued for cash               190,000               -
                                          ---------      ---------
Net cash provided by
Financing Activities:                      190,000
Increase in Cash                               481               -
Cash at beginning of period                      -               -
                                          ---------      ---------
Cash at end of period                    $     481       $       -

Supplemental cash flow information:
Cash paid during the period for:

   Interest                              $       -       $       -

   Income taxes                          $       -       $       -

Non cash financing transactions:

Shares for services                      $  87,200       $       -

Shares for debt extinguishment           $ 646,379       $       -

Shares for assets                        $ 118,000       $       -


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

                                 STARFEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

        The merger transaction with MAS Acquisition XX Corp. is considered to be a capital transaction (i.e. the issuance of stock of MAS Acquisition XX Corp. accompanied by a recapitalization).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Concierge, Inc.:

We have audited the accompanying balance sheet of Concierge, Inc. (a Nevada Corporation) (the "Company") as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concierge, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company's did not earn any revenue during the year ended June 30, 2000 and 1999 and the Company has incurred net losses from inception to June 30, 2000 of $1,457,729 including net losses of $986,986 and $89,919 during the fiscal years ended June 30, 2000 and 1999, respectively. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

 KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
October 17, 2000

                                CONCIERGE, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 JUNE 30, 2000

                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash & cash equivalents                      $   85,105
     Prepaid Expenses                                245,800
     Note Receivable-Related Party                   100,000
                                                  ----------
          Total current assets                       430,905

PREPERTY & EQUIPMENT, net                              4,692
                                                  ----------
                                                  $  435,597
                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accrued expenses                             $ 138,755
     Payroll taxes payable                            4,400
                                                  ---------
          Total current liabilities                 143,155

COMMITMENTS (SEE NOTES)

STOCKHOLDERS' EQUITY:

     Common stock, par value $.01 per share;
     10,000,000 shares authorized; issued and
     outstanding 1,376,380                           13,764
     Additional paid in capital                     560,617
     Advance Subscriptions                        1,175,790
     Deficit accumulated during the
     development stage                           (1,457,729)
                                                 ----------
          Total stockholders' equity                292,442
                                                 ----------
                                                $   435,597
                                                 ==========

   The accompanying notes are an integral part of these financial statements.

                                CONCIERGE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               YEAR ENDED JUNE 30, 2000 & 1999 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2000


                                                                       SEPTEMBER 20,
                                             JUNE 30,     JUNE 30,    1996 (INCEPTION)
                                              2000         1999       TO JUNE 30, 2000
                                          -----------   ----------    ----------------

REVENUE                                   $       -      $     -     $        -

COSTS AND EXPENSES

     Product launch Expenses                 490,078       58,607       847,544
     General & Administrative Expenses       496,108       30,512       606,985
                                          ----------    ----------    ----------
     TOTAL COSTS AND EXPENSES                986,186       89,119     1,454,529

NET LOSS BEFORE INCOME TAXES                (986,186)     (89,119)   (1,454,529)
                                          ----------    ---------    -----------

     Provision of Income Taxes                   800          800         3,200
                                          ----------    ---------    -----------

NET LOSS                                    (986,986)     (89,919)   (1,457,729)
                                          ==========    =========    ===========

WEIGHTED AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING, BASIC AND DILUTED        1,065,960      994,077     1,166,965
                                          ==========    =========    ===========

BASIC AND DILUTED NET LOSS PER SHARE      $    (0.93)    $  (0.09)   $    (1.25)
                                          ==========    =========    ===========

  The accompanying notes are an integral part of these financial statements.

                                 CONCIERGE, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2000.


                                                  Common Stock
                                              ------------------
                                              Number of   Par        Additional         Advance      Accumulated   Stockholders'
                                               shares    value    Paid In Capital    Subscriptions     Deficit    Equity (deficit)
                                             ---------  -------   ---------------    -------------   -----------  ----------------
Common Stock issued for cash
through June 30, 1997                         176,306   $1,763    $   106,162         $       -      $      -        $   107,925

Common stock issued for services
through June 30, 1997                         621,545    6,215               -                -             -             6,215

Net loss through June 30, 1997                      -        -                                -        (96,933)         (96,933)
                                             ---------  ------     --------------     -------------   -----------  ---------------
Balance at June 30, 1997                      797,851    7,978         106,162                -        (96,933)          17,207

Common Stock issued for cash
in the year ended June 30, 1998               137,475    1,375         194,650                -              -          196,025

Common stock issued for services
in the year ended June 30, 1998                22,550      226               -                -              -              226

Net loss for the year ended June 30, 1998           -        -               -                -        (283,891)       (283,891)
                                             ---------  ------     --------------     -------------   -----------  ---------------
Balance at June 30, 1998                      957,876    9,579         300,812                -        (380,824)        (70,433)

Common Stock issued for cash
in the year ended June 30, 1999               208,000    2,080          58,916                -               -          60,996

Common stock issued for services
in the year ended June 30, 1999                   450        4               -                -               -               4

Net loss for the year ended June 30, 1999           -        -                -               -         (89,919)        (89,919)
                                             ---------  ------     --------------     -------------   -----------  ---------------
Balance at June 30, 1999                     1,166,326   11,663        359,728                -        (470,743)        (99,352)

Acquisition and retirement of Common shares   (262,000)  (2,620)             -                -               -          (2,620)

Common Stock issued for cash
in the year ended June 30, 2000                117,184    1,172        200,889                -               -          202,061

Common stock issued for services
in the year ended June 30, 2000                354,870    3,549              -                -               -            3,549

Post acquisition stock subscription funds
received net of costs & expenses of $79,710          -        -              -         1,175,790              -        1,175,790

Net loss for the year ended June 30, 2000            -        -              -                 -        (986,986)       (986,986)
                                              ---------  ------     -------------    -------------   -----------  ---------------
Balance at June 30, 2000                     1,376,380$  13,764     $  560,617       $ 1,175,790     $(1,457,729)    $  292,442
                                              =========  ======     =============    =============   ===========  ===============


   The accompanying notes are an integral part of these financial statements.

                                 CONCIERGE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               YEAR ENDED JUNE 30, 2000 & 1999 AND THE PERIOD FROM
                 SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2000

                                                                                    SEPTEMBER 20,
                                                            JUNE 30,    JUNE 30,  1996 (INCEPTION)
                                                              2000        1999    TO JUNE 30, 2000
                                                          ----------   ---------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                             $ (986,986)  $(89,919)    $ (1,457,729)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation and amortization                        2,350      2,329            8,218
          Stock issued for services                              929          4            7,374
          (Increase) / decrease in current assets:
               Prepaid Expenses                             (245,000)         -          (245,800)
               Other Assets                                        -      1,625                 -
          Increase / (decrease) in current liabilities:
            Accounts Payable                                 (70,093)     5,717                 -
               Accrued expenses                              118,537     10,784           138,755
               Payroll taxes payable                           4,400          -             4,400
                                                          ----------   ---------     -------------
          Net cash used in operating activities           (1,175,863)   (69,460)       (1,544,782)
                                                          ----------   ---------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Note receivable - related party                   (100,000)         -          (100,000)
          Acquisition of property & equipment                 (1,266)         -           (12,910)
                                                          ----------    --------     -------------
          Net cash used in investing activities             (101,266)         -          (112,910)
                                                          ----------    --------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Shares                   202,061     60,996           567,007
          Proceeds from advance subscriptions              1,255,500         -          1,255,500
          Costs and expenses of advance subscription         (79,710)        -            (79,710)
          Proceeds from (repayments of) related party loans  (22,000)    10,000                 -
                                                          ----------    --------      ------------
          Net cash provided by financing activities        1,355,851     70,996         1,742,797
                                                          ----------    --------      ------------

NET INCREASE IN CASH                                          78,722      1,536            85,105

CASH, BEGINNING BALANCE                                        6,383      4,847                 -
                                                          ----------   ---------      -------------
CASH, ENDING BALANCE                                       $  85,105  $   6,383       $    85,105
                                                          ==========   =========      =============


  The accompanying notes are an integral part of these financial statements.
                                       52

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Concierge, Inc. ("the Company"), is a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The Company has undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA(TM)"). "PCA(TM)" will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property & Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Comprehensive income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

Reporting segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


Pension and other benefits

In February 1998, the Financing accounting standards board issued statement of financial accounting standards No. 132, Employers' disclosures about pension and other post-retirement benefits (SFAS No. 132), which standardizes the disclosure requirements for pension and other post -retirement benefits. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

Accounting for the costs of computer software developed or obtained for internal use

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Web site development costs

In March 2000, the Emergency Issues Task Force (EITF) of FASB issued its consensus under EITF-00-02. Per the consensus, certain costs incurred in the development of a Web site should be capitalized. According to the EITF, those costs incurred in developing a software program should be capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for the costs of Computer Software Developed or obtained for internal use". Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. The Company expenses web site development costs, which are allocated for preliminary project development, web site general and maintenance.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



Costs of start-up activities

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the product's life cycle. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn revenue in the years ended June 30, 2000 and 1999.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of June 30, 2000 and 1999.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


Advertising

The Company expenses advertising costs as incurred.

Accounting developments

In June 1998, the FASB issued SFAS No. 133, "Accounting for derivative instruments and hedging activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998,or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


3.      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue during the year ended June 30, 2000 and 1999 and the Company has incurred net losses from inception to June 30, 2000 of $1,457,729 including net losses of $986,986 and $89,919 during the fiscal years ended June 30, 2000 and 1999, respectively. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the fiscal years ended June 30, 2000 and 1999, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA(TM)" and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.


4.      PROPERTY AND EQUIPMENT
                                                      June 30, 2000
                                                    ----------------

              Property and Equipment                      $12,910
              Less: Accumulated depreciation                8,218
                                                          $ 4,692
                                                      ===========


5.      PREPAID EXPENSES

The Company entered into software license agreements with two Delaware Corporations. One Corporation granted permission to the Company to utilize its software for the "PCA(TM)" development. The Corporation was paid $202,500 as initial non-refundable license fee and was considered to be pre-paid royalties. The agreement calls for Concierge, Inc. to pay a royalty of $1.00 for the first million units sold and $.75 for units greater than 1,000,000.

The second software license agreement granted the Company the rights to incorporate its software in the Company's personal communication attendant e-mail device. The Corporation was paid $42,500 by Concierge, Inc. as a non-refundable, advance royalty payment. The agreement calls for the Company to pay a royalty of $1.10 for the first 100,000 units, thereafter $.85 per unit.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


6.      NOTE RECEIVABLE - RELATED PARTY

The Company has loaned $100,000 to a Corporation with which the Company is planning to merge (see note 9). The Note is due on demand, unsecured and is non-interest bearing.


7.      INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2000, the Company incurred net operating losses for tax purposes of approximately $1,450,000. Differences between financial statement and tax losses consist primarily of amortization allowance were immaterial at June 30, 2000. The net operating loss carryforwards may be used to reduce taxable income through the year 2015. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2005. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance as of June 30, 2000 was approximately $580,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards can not reasonably be assured.


8.      STOCKHOLDERS' EQUITY

The Company issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. During the year ended June 30, 2000, the Company also reacquired and cancelled 262,000 shares, previously issued for services of $2,620 in the year ended June 30, 1997.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

9.      ADVANCE SUBSCRIPTIONS

The Company has entered into subscription agreements to issue "post merger" shares in exchange for cash. Through June 30, 2000, the Company has received advanced subscriptions for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. In the event the merger between Concierge, Inc. and Starfest, Inc. is not completed prior to November 30, 2000 the obligation of the Company under this agreement may be satisfied by the issuance of shares in the Company equivalent on a pro-rata basis to the number of shares in "post merger" Corporation that are subject to this agreement. As mentioned in Note 10, the Company is involved in a proposed merger transaction with Starfest, Inc. ("SFI"). SFI filed a registration statement with the Securities and Exchange Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming the Company as the entity proposed to be merged into SFI. From July 1, 2000 through September 15, 2000, the Company received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by SFI and the manner in which the Company conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by the Company. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. The Company does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, the Company would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them - as well as all persons who bought shares of Concierge earlier under circumstances whereby their purchases would be deemed to be part of the same offering under the Commission's rules on the integration of securities' offerings - would be entitled, under the Securities Act of 1933 and possibly under the securities laws of the states in which such persons bought the securities, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. The financial statements for the year ended June 30, 2000, do not reflect any such amount since the Company received $487,500 as advance subscription for 2,127,500 post merger shares after June 30, 2000.



10.     MERGER AGREEMENT

On January 19, 2001 the Company entered into an amended agreement of merger with Starfest, Inc., a California Corporation. Under the agreement, all outstanding shares of common stock of the Company (which includes 1,376,380 shares outstanding at September 30, 2000 and 114,364 shares issued in January, 2001) shall be converted into 96,957,713 common stock of Starfest, Inc. on the basis of 65.0398 shares of Starfest, Inc. for each share outstanding of the Company. The 96,957,713 post merger shares shall be distributed to the shareholders of the Company on a pro-rata basis. The transaction will be accounted for as reverse merger and is subject to approval by shareholders of both companies and Securities and Exchange Commission.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


11.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,600 and $0 for income tax in the year ended June 30, 2000 and 1999, respectively. Total amount paid for income taxes from September 20, 1996 (inception) through June 30, 2000 amounted to $2,400. The Company paid $ 4,227 and $0 for interest during the years ended June 30, 2000 and 1999, respectively. Total amount paid for interest from September 20, 1996 (inception) through June 30, 2000, amounted to $4,227.

The Cashflow statements do not include effect of issuance of 354,870 shares for $3,549 in the year ended June 30, 2000, and 450 shares for $4 in the year ended June 30, 1999, in exchange of services rendered to the Company. The Cash flow statements do not include effect of acquisition and cancellation of 262,000 shares issued for services of $2,620. 737,415 shares have been issued since inception through June 30, 2000, for services amounting $7,374. Valuation of shares is based on the estimated fair market value of the services performed.


12.     COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease is 26 months with monthly payments of $1541.71. The lease expires on August 31, 2002. Rent was $7,823 and $11,560 for the year ended June 30, 2000 and 1999, respectively. Future minimum lease payments associated with the lease is as follows:

                         Year ended June 30              Amount
                         ------------------            ----------
                             2001                      $   18,501
                             2002                          18,501
                             2003                           3,083
                             -----                     ----------
                             Total                     $   40,085
                             =====                     ==========

13.     SUBSEQUENT EVENTS

In January, 2001, the Company issued 114,364 shares of common stock to persons who had paid $1,743,000 for securities characterized as "advance subscriptions," which includes $1,175,790 shown as "advance subscriptions" in the financial statements at June 30, 2000, as well as "advance subscriptions" sold after June 30, 2000. (See Note 9 above.)

                                 CONCIERGE, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
            Cash & cash equivalents                     $      3,356
            Prepaid Expenses                                 245,800
            Note Receivable - Related Party                  100,000
                                                        ------------
                     Total current assets                    349,156

PROPERTY & EQUIPMENT, net                                      3,401
                                                        ------------
                                                        $    352,557
                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
            Accrued expenses                            $     46,359
            Loan payable-Officer                              22,000
                                                        ------------
                     Total current liabilities                68,359

COMMITMENTS (SEE NOTES)

SUBSCRIPTIONS RECEIVED FOR COMMON STOCK
       SUBJECT TO CONTINGENCY                              1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                   346,320

STOCKHOLDERS' DEFICIT:
            Common stock, par value $.01 per share;
            10,000,000 shares authorized; issued
            and outstanding 1,376,380                          8,558
            Additional paid in capital                       219,503
            Deficit accumulated during the
            development stage                             (1,953,473)
                                                        ------------
                     Total stockholders' deficit          (1,725,412)
                                                        ------------
                                                        $    352,557
                                                        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 CONCIERGE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          SIX MONTHS ENDED DECEMBER 31, 2000 & 1999 AND THE PERIOD FROM
               SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                                     SEPTEMBER 20, 1996
                                                       DECEMBER 31,    DECEMBER 31,    (INCEPTION) TO
                                                           2000            1999       DECEMBER 31, 2000
                                                      -------------    ------------  ------------------

REVENUE                                               $        -       $        -        $        -

COSTS AND EXPENSES
                Product launch Expenses                  241,928            8,780          1,089,472
                General & Administrative Expenses        253,016           46,795            860,001
                                                      ----------       ----------        -----------
                TOTAL COSTS AND EXPENSES                 494,944           55,575          1,949,473

NET LOSS BEFORE INCOME TAXES                            (494,944)         (55,575)        (1,949,473)
                                                      ----------       ----------        -----------

                Provision of Income Taxes                    800              800              4,000
                                                      ----------       ----------        -----------

NET LOSS                                                (495,744)         (56,375)        (1,953,473)
                                                      ==========       ==========        ===========


WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED               1,376,380          984,954          1,376,380
                                                      ==========       ==========        ===========

BASIC AND DILUTED NET LOSS PER SHARE                 $     (0.36)      $    (0.06)      $      (1.42)
                                                      ==========       ==========        ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                 CONCIERGE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          SIX MONTHS ENDED DECEMBER 31, 2000 & 1999 AND THE PERIOD FROM
               SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2000
                                   (UNAUDITED)
                               SEPTEMBER 20, 1996

                                                                                                 SEPTEMBER 20, 1996
                                                                 DECEMBER 31,   DECEMBER 31,      (INCEPTION) TO
                                                                    2000           1999           DECEMBER 31, 2000
                                                                 ------------   ------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Loss                                               $  (495,744)   $   (56,375)       $(1,953,473)
          Adjustments to reconcile net loss to net cash used
          operating activities:
                    Depreciation and amortization                      1,291          1,164              9,509
                    Stock issued for services                              -              -              7,374
                    (Increase) / decrease in current assets:
                             Prepaid Expenses                              -              -           (245,800)
                    Increase / (decrease) in current liabilities
                              Accounts payable                             -         (3,250)                 -
                              Accrued expenses                       (96,796)         2,543             46,359
                                                                 ------------   ------------       ------------
                    Net cash used in operating activities           (591,249)       (55,918)        (2,136,031)
                                                                 ------------   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Note receivable - related party                        -              -           (100,000)
                    Acquisition of property & equipment                    -              -            (12,910)
                                                                 ------------   ------------       ------------
                    Net cash used in investing activities                  -              -           (112,910)
                                                                 ------------   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from borrowing                           22,000         (5,000)            22,000
                    Proceeds from Issuance of Shares                       -        130,918            567,007
                    Proceeds from advance subscriptions                    -              -          1,255,500
                    Proceeds from subscriptions of common
                      stock subject to contingency                   487,500              -            487,500
                    Costs and expenses of advance subscription             -              -            (79,710)
                                                                 ------------   ------------       ------------
                    Net cash provided by financing activities        509,500        125,918          2,252,297
                                                                 ------------   ------------       ------------

NET INCREASE (DECREASE) IN CASH                                      (81,749)        70,000              3,356

CASH, BEGINNING BALANCE                                               85,105          6,383                  -
                                                                 ------------   ------------       ------------
CASH, ENDING BALANCE                                             $     3,356    $    76,383        $     3,356
                                                                 ============   ============       ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Concierge, Inc. ("the Company"), is a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The Company has undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA(TM)"). "PCA(TM)" will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property & Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Accounting for the costs of computer software developed or obtained for internal use

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Web site development costs

In March 2000, the Emergency Issues Task Force (EITF) of FASB issued its consensus under EITF-00-02. Per the consensus, certain costs incurred in the development of a Web site should be capitalized. According to the EITF, those costs incurred in developing a software program should be capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for the costs of Computer Software Developed or obtained for internal use". Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. The Company expenses web site development costs, which are allocated for preliminary project development, web site general and maintenance.

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Costs of start-up activities

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the product's life cycle. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn revenue in the period ended December 31, 2000 and 1999.

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of December 31, 2000 and 1999.

Advertising

The Company expenses advertising costs as incurred.

Accounting developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not applicable to the Company.


In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1999, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

In June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

In June  2000, the  FASB issued  Statement  of  Financial  Accounting  Standards
("SFAS") No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years b beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998,or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.


3.      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue during the period ended December 31, 2000 and 1999 and the Company has incurred net losses from inception to December 31, 2000 of $1,953,473 including a net loss of $495,741 during the periodr ended December 31, 2000. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2000, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA(TM)" and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.


4.      PROPERTY AND EQUIPMENT

                                                December 31, 2000
                                                -----------------
              Property  and Equipment              $   12,910
              Less: Accumulated depreciation            9,509
                                                  -----------
                                                   $    3,401
                                                  ===========


5.      PREPAID EXPENSES

The Company entered into software license agreements with two Delaware Corporations. One Corporation granted permission to the Company to utilize its software for the "PCA(TM)" development. The Corporation was paid $202,500 as initial non-refundable license fee and was considered to be pre-paid royalties. The agreement calls for Concierge, Inc. to pay a royalty of $1.00 for the first million units sold and $.75 for units greater than 1,000,000.

The second software license agreement granted the Company the rights to incorporate its software in the Company's personal communication attendant e-mail device. The Corporation was paid $42,500 by Concierge, Inc. as a non-refundable, advance royalty payment. The agreement calls for the Company to pay a royalty of $1.10 for the first 100,000 units, thereafter $.85 per unit.


6.      NOTE RECEIVABLE - RELATED PARTY

The Company has loaned $100,000 to a Corporation with which the Company is planning to merge (see note 9). The Note is due on demand, unsecured and is non-interest bearing.

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


7.      INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2000, the Company incurred net operating losses for tax purposes of approximately $1,953,473. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at December 31, 2000. The net operating loss carryforwards may be used to reduce taxable income through the year 2015. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2005. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance as of June 30, 2000 was approximately $580,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.


8.      STOCKHOLDERS' EQUITY

The Company issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. During the year ended June 30, 2000, the Company also reacquired and cancelled 262,000 shares, previously issued for services of $2,620 in the year ended June 30, 1997.


9. ADVANCE SUBSCRIPTIONS & SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

The Company has entered into subscription agreements to issue "post merger" shares in exchange for cash. Through December 31, 2000, the Company has received advance subscriptions for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. In the event the merger between Concierge, Inc. and Starfest, Inc. is not completed prior to November 31, 2000 the obligation of the Company under this agreement may be satisfied by the issuance of shares in the Company equivalent on a pro-rata basis to the number of shares in "post merger" Corporation that are subject to this agreement.

As mentioned in Note 10, the Company is involved in a proposed merger transaction with Starfest, Inc. ("SFI"). SFI filed a registration statement with the Securities and Exchange Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming the Company as the entity proposed to be merged into SFI. From July 1, 2000 through September 15, 2000, the Company received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by SFI and the manner in which the Company conducted the sale of the 2,127,500 post merger shares of common stock constituted
"general advertising or general solicitation" by the Company. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. The Company does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, the Company would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by the Company from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency.


10.     MERGER AGREEMENT

On January 26, 2000 the Company entered into an agreement of merger with Starfest, Inc., a California Corporation. Under the agreement, the presently outstanding 1,376,380 share of common stock of the Company shall be converted into 96,957,713 common stock of Starfest, Inc. on the basis of 70.444 shares of Starfest, Inc. for each share outstanding of the Company. The 96,957,713 post merger shares shall be distributed to the shareholders of the Company on a pro-rata basis. The transaction will be accounted for as reverse merger and is subject to approval by shareholders of both companies and Securities and Exchange Commission.


11.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 and $0 for income tax in the period ended December 31, 2000 and 1999, respectively. Total amount paid for income taxes from September 20, 1996 (inception) through December 31, 2000 amounted to $2,400. The Company paid $ 0 for interest during the quarters ended December 31, 2000 and 1999. Total amount paid for interest from September 20, 1996 (inception) through December 31, 2000, amounted to $4,227.

The Cash flow statements do not include effect of acquisition and cancellation of 262,000shares issued for services of $2,620. 737,415 shares have been issued since inception through December 31, 2000, for services amounting $7,374. Valuation of shares is based on the estimated fair market value of the services performed

                                CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

12.     COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease is 26 months with monthly payments of $1541.71. The lease expires on August 31, 2002. Rent was $9,372 and $0 for the period ended December 31, 2000 and 1999, respectively.

Future minimum lease payments associated with the lease is as follow:

                    Year ended December 31             Amount
                    ----------------------         -------------
                          2001                      $   18,501
                          2002                          12,334
                                                   -------------
                         Total                      $   30,835
                         =====                     =============

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

        On November 14, 2000, the Company engaged the firm of Kabani & Company, of Fountain Valley, California, as independent accountants for the Company. Prior to November 14, 2000, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements or any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                             Office Held             Term
  Person                Offices                Since              of Office
  ------                -------              -----------          ---------

Michael Huemmer, 60   President and             1999                 2001
                      Director

Janet Alexander, 66   Secretary and             1999                 2001
                      Director


        Michael Huemmer.  Mr. Huemmer  has been employed by Starfest since April
        ---------------
1999. Prior to this employment he was the president of Ameripro Sports Marketing Company of Palm Desert, California from 1995 until his employment with Starfest.

        Janet Alexander.  Ms. Alexander has served as Starfest's secretary since
        ---------------
July 1999. Prior to this employment she was self-employed as a hypnotherapist in Wildomer, California from 1995 until June 1998 when she moved to Palm Springs, California. She was not employed from June 1998 until she became the secretary of Starfest in July 1999.

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


                                                                 Shares of
Name of Chief Executive Officer    Year      Cash Salary    Common Stock Awarded
- -------------------------------    ----      -----------    --------------------

Michael Huemmer                    2000        $     0           302,001(1)
                                   1999         18,000           300,000(2)
                                   1998              0                 0

Thomas J. Kenan                    2000              0                 0
                                   1999              0                 0
                                   1998              0                 0

Herb Gronauer                      2000              0                 0
                                   1999              0                 0
                                   1998              0           200,000(3)

- ------------------------

(1) The value of the 302,001 shares of stock awarded to Mr. Huemmer was $15,100 when the award was made, based upon the $0.045 bid price of the stock on the OTC Bulletin Board the day the shares were awarded.

(2) The value of the 300,000 shares of stock awarded to Mr. Huemmer was $13,500 when the award was made, based upon the $0.05 bid price of the stock on the OTC Bulletin Board the day the shares were awarded.

(3) The value of the 200,000 shares of stock awarded to Mr. Gronauer was $10,000 when the award was made, based upon the $0.05 bid price of the stock on the OTC Bulletin Board the day the shares were awarded.

        In November 1999 Ms. Janet Alexander, secretary of Starfest, was granted 100,000 shares of common stock of Starfest as compensation for her services as secretary and a director. In March 2000, Pamela Miller was awarded 150,000 shares of common stock of Starfest as compensation for her services as secretary and a director of Starfest during part of 1999.

        Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to Starfest's management during or with respect to the period ended December 31,2000. Further, no member of Starfest's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the common stock of Starfest as of March 7, 2001 by each individual who is known to Starfest, as of the date of this filing, to be the beneficial owner of more than five percent of Starfest's common stock, its only voting security.

        Name and Address                Amount and
         Of Beneficial                   Nature of                Percent of
            Owner                   Beneficial Ownership(1)          Class
        -----------------          ------------------------       ----------

        Thomas J. Kenan               1,360,000 shares(2)            5.9%
        212 N.W. 18th St.
        Oklahoma City, OK 73103

        Gary Bryant                   1,310,000 shares(3)            5.7%
        46471 Manitou
        Indian Wells, CA 92210

- -------------------------

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

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed as part of this Form 10-KSB:

        Exhibit No.                         Description
        ----------                          ------------

         2        -  Stock Purchase Agreement of March 6, 2000 between Starfest,
                     Inc. and MAS Capital, Inc.*

         3.1      -   Certificate of Amendment  of Articles of Incorporation of
                      Starfest, Inc. and its earlier articles of incorporation.*

         3.2      -   Bylaws of Starfest, Inc.*

        10.1      -   Agreement of Merger  between Starfest, Inc. and Concierge,
                      Inc.*

        23        -   Consent of Jaak (Jack) Olesk, certified public accountant.

        23.1      -   Consent of Kabani & Company, certified public accountant.

        *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

 (b)    Reports on Form 8-K

        Form 8-K - Item 1. Changes in Control of Registrant (SEC File #0-29913) filed March 10, 2000.

        Amendment No. 1 to Form 8-K - Item 1. Changes in Control of Registrant (SEC File #0-29913) filed September 7, 2000.

        Form 8-K - Item 4. Changes in Rgistrant's Certifying Accountant (SEC File #000-29913) filed March 15, 2000.

        Form 8-K - Item 4. Changes in Registrant's Certifying Accountant (SEC File #000-29913) filed November 17, 2000.

        Form 8-K - Item 4. Changes in Registrant's Certifying Accountant (SEC File #000-29913) filed February 20, 2001.

                                   SIGNATURES

        In accordance with Section 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STARFEST, INC.



Date: March 30, 2001                By /s/ Michael Huemmer
                                      ---------------------------------
                                       Michael Huemmer, President

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 30, 2001                 By /s/ Michael Huemmer
                                       ----------------------------------
                                       Michael Huemmer, President, Chief
                                        Financial Officer, and Director



Date: March 30, 2001                 By /s/ Janet Alexander
                                       ----------------------------------
                                        Janet Alexander, Secretary and Director

                              Starfest, Inc.

                          Commission File No. 333-38828

                             Exhibits to Form 10-KSB
                   For the Fiscal Year Ended December 31, 2000



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

        10.1          -      Agreement  of Merger  between  Starfest,  Inc.  and
                             Concierge, Inc.*

        23            -      Consent  of  Jaak  (Jack)  Olesk,  certified public
                             accountant.

        23.1          -      Consent of Kabani & Company, Inc., certified public
                             accountant.



        *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

                                                                Exhibit 23
                                                                Page 1 of 1 Page
                                JAAK (JACK) OLESK
                           Certified Public Accountant
                        345 North Maple Drive, Suite 284
                             Beverly Hills, CA 90210
                                  310-288-0693














                          INDEPENDENT AUDITOR'S CONSENT



         I consent to the inclusion of my report dated February 9, 2000, on the balance sheet of Starfest, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the year ended December 31, 1998 in the Form 10-KSB Annual Report of Starfest, Inc. for the year ended December 31, 2000.



                                                      /s/ Jaak Olesk CPA
                                                      ------------------
                                                      JAAK OLESK CPA



Beverly Hills, California
March 30, 2001

                                                                Exhibit 23.1
                                                                Page 1 of 1 Page
                             KABANI & COMPANY, INC.
                          Certified Public Accountants
                          8700 Warner Avenue, Suite 280
                        Fountain Valley, California 92708
                             Telephone 714-849-1543
                                Fax 714-596-0303
                         e-mail: hamidkabani@hotmail.com









                         CONSENT OF INDEPENDENT AUDITORS

         We consent to the use of our report dated October 17, 2000, on the balance sheet of Concierge, Inc., as of June 30, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2000, and the year ended June 30, 1999 included in the Form 10-KSB Annual Report of Starfest, Inc.



                                                     /s/ Kabani & Company, Inc.
                                                     ---------------------------
                                                     Kabani & Company, Inc.

Fountain Valley, California
March 30, 2001