Form 10QSB
period 2001-03-31
STARFEST INC
filed 2001-05-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                                 STARFEST, INC.
             (Exact name of registrant as specified in its charter)

                          Commission File No. 333-38838

                       State of Incorporation: California
                      IRS Employer I.D. Number: 95-4442384

                            4602 East Palo Brea Lane
                            Cave Creek, Arizona 85331
                             Telephone 480-551-8280
      -------------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of March 31, 2001, there were 23,100,000 shares of the Registrant's Common Stock, no par value, outstanding.

        Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                         Starfest, Inc. and Subsidiary
                                  Balance Sheet
                                   (Unaudited)

                                 March 31, 2001


                                     Assets
                                     ------


Current Assets:

Cash                                                           $      153
                                                               ----------

                                                               $      153


                      Liabilities And Shareholders' Deficit
                      -------------------------------------

Current Liabilities:

Accounts payable                                               $   54,572
Note payable to Concierge, Inc.                                   100,000
Payable to shareholders                                           270,268
                                                               ----------

        Total current liabilities                                 424,840

Shareholders' Deficit:

    Common stock, no par value,
    65,000,000 shares authorized;
    23,100,000 issued and outstanding                           2,647,353

Accumulated Deficit                                            (3,072,040)

        Total shareholders' deficit                            (  424,687)
                                                               ----------

                                                               $      153




See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Operations
                                   (Unaudited)

                           Three Months Ended March 31


                                                    Three Months Ended
                                                   2001           2000
                                                -----------   -----------

Revenues                                        $        -    $        -
                                                -----------   -----------

General and Administrative
  Expenses                                          16,034        19,038
                                                ----------    -----------
Operating Loss                                  (   16,034)    (  19,038)
Provision for income
  taxes                                                800           800

Net Loss                                        $(  16,834)   $(  19,838)
                                                ==========    ==========

Net Loss Per Common
  Share                                         $     .001    $     .001

Weighted Average Common
  Shares Outstanding                            23,100,000    23,038,298



See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Cash Flows
                                   (Unaudited)

                           Three Months Ended March 31


                                                      2001             2000
                                                  -----------       -----------
Net Cash From
  operating Activities:
Net loss                                          $( 16,834)        $( 19,838)
Adjustments to reconcile
  net loss to net cash
  used by operating activities:
Shares issued for services                               -                602
Changes in assets and
  liabilities:
Accounts payable                                     16,612          ( 12,226)

Net cash used by
  operating activities                                 (222)         ( 31,462)

Cash Flows from Investing
  Activities:                                             -                 -
                                                  -----------       -----------

Cash flows from Financing
  Activities:
Loans from shareholders                                 335            24,814
Common stock issued for cash                              -             7,000
                                                  -----------       -----------

Net cash provided by
Financing Activities                                    335            31,814

Increase in Cash                                        113               352
Cash at beginning of period                              40               481
                                                  -----------       ----------

Cash at end of period                             $     153         $     833
                                                  ===========       ==========

Supplemental cash flow information:
Cash paid during the period for:

Interest                                          $       -         $      -
Income taxes                                      $       -         $      -

Non cash financing transactions:

Shares for services                               $       -         $    602

See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                     Notes To Unaudited Financial Statements
                             March 31, 2001 and 2000



Note 1 - Summary of Significant Accounting Policies

   Nature of operations
   Starfest, Inc. (the Company), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There was no revenue from this endeavor. The Company is negotiating an agreement with a company (see
   Note 2). The purpose of the merger is to effect an online communication retrieval system such as e-mail via the telephone.

   In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp.(MAS XX) for $ 314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. Starfest is now the parent corporation of MAS XX.

   Basis of Preparation:

   The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2000 was filed on April 2, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

                          Starfest, Inc. and Subsidiary
                     Notes To Unaudited Financial Statements
                             March 31, 2001 and 2000

Note 3 - Going concern

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $16,834 for the three months ended March 31, 2001. Accumulated deficit amounted to $3,072,040 at March 31, 2001. At March 31, 2001, the Company had shareholders' deficit of $424,687. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

   The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance that management will be successful in this endeavor.

Item 2.        Plan of Operation

        On January 26, 2000 the company entered into an agreement of merger with Concierge, Inc., a Nevada corporation, which agreement was amended on August 1, 2000 and January 19, 2001, pursuant to which, should the merger be approved by the shareholders of both companies, the presently outstanding 1,435,655 shares of common stock of Concierge, Inc. will be converted into shares of common stock of the company on the basis of 67.5355 shares of Starfest, Inc. to be issued for each share of Concierge, Inc. The company is registering 96,957,713 shares of its common stock on a Form S-4 to be filed with the Securities and Exchange Commission to be available should the merger be approved.

        Should the merger not be approved, Starfest will seek another merger partner. Our sole "asset" is our status as a public company whose stock trades on the OTC Bulletin Board.

                                OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 2.3 -  Amended Agreement of Merger of January 19, 2001,  between
                       Starfest, Inc. and Concierge, Inc.*

        *Previously filed with  Amendment No. 3 to Form S-4 on January 31, 2001,
          Commission File No. 333-38838, incorporated herein.

(b)     Forms 8-K

        Form 8-K - Item 4. Changes in Registrant's Certifying Accountant, filed February 20, 2001, reporting the resignation of Tubbs & Bartnick, P.A.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 15, 2001                        STARFEST, INC.



                                            By/s/ Michael Huemmer
                                              ---------------------------
                                               Michael Huemmer, President