Form 10QSB
period 2001-06-30
STARFEST INC
filed 2001-08-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

                            4602 East Palo Brea Lane
                            Cave Creek, Arizona 85331
                             Telephone 480-551-8280
                             ----------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [  ]

     As of June 30, 2001, there were 23,100,000 shares of the Registrant's Common Stock, no par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [  ]     No
[X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                          Starfest, Inc. and Subsidiary
                                  Balance Sheet
                                  (Unaudited)

                                  June 30, 2001


                                     Assets
                                     ------

Current  Assets:
Cash                                                               $       644
                                                                    ----------

                                                                   $       644
                                                                    ==========


                      Liabilities And Shareholders' Deficit
                      -------------------------------------

Current  Liabilities:

Accounts  payable                                                 $    54,572
Note  payable  to  Concierge,  Inc.                                   100,000
Payable  to  shareholders                                             272,568
                                                                   ----------
     Total  current  liabilities                                      427,140
                                                                   ----------
Shareholders'  Deficit:

     Common  stock,  no  par  value,
     65,000,000  shares  authorized;
     23,100,000  issued  and  outstanding                          2,711,751

Accumulated  Deficit                                              (3,138,247)
                                                                   ---------
     Total  shareholders'  deficit                                  (426,496)
                                                                   ---------

                                                                  $      644
                                                                   =========















See  notes  to  financial  statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Operations
                                  (Unaudited)

                Three Months and six months periods Ended June 30

                              Three  Months  Ended       Six  Months  Ended
                                    June  30,                 June  30,
                                2001         2000        2001          2000
                            -----------  -----------  -----------  ------------
Revenues                    $         -  $         -  $         -  $          -
                             ----------   ----------   ----------   -----------

General and Administrative
  Expenses                        1,809       18,411       17,843       352,137
                             ----------   ----------   ----------   -----------
Operating  Loss                  (1,809)     (18,411)     (17,843)     (352,137)
Provision  for  income
  taxes                               -            -          800           800
                             ----------   ----------   ----------   -----------

Net  Loss                   $    (1,809)  $  (18,411)  $  (18,643)  $  (352,937)
                             ==========    =========    =========    ==========
Net  Loss  Per  Common
  Share - basic and
  diluted                   $      .001   $     .001   $     .001   $      .015

Weighted  Average  Common
  Shares  Outstanding
  -  Basic  and  diluted     23,100,000   23,063,586   23,100,000    22,921,341

























See  notes  to  financial  statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Cash Flows
                                  (Unaudited)

                            Six Months Ended June 30

                                                        2001          2000
                                                      ---------     ----------
Net  Cash  From
  operating  Activities:
Net  loss                                             $(18,643)     $(352,937)
Adjustments  to  reconcile
  net  loss  to  net  cash
  used  by  operating  activities:
Shares  issued  for  services                                -            702
Changes  in  assets  and
  liabilities:
Accounts  payable                                       16,612         (1,643)
                                                       -------       --------
Net  cash  used  by
  operating  activities                                 (2,031)      (353,878)

Cash  Flows  from  Investing
  Activities:                                                -              -
                                                       -------       --------
Cash  flows  from  Financing
  Activities:
Loans  from  a  related  party                               -        100,000
Loans from shareholders                                  2,635        247,502
Common  stock  issued  for  cash                             -          7,000
                                                       -------       --------
Net  cash  provided  by
Financing  Activities                                    2,635        354,502

Increase  in  Cash                                         604            624
Cash  at  beginning  of  period                             40            481
                                                       -------       --------

Cash  at  end  of  period                             $    644      $   1,105
                                                       =======       ========
Supplemental  cash  flow  information:
Cash  paid  during  the  period  for:

Interest                                              $      -      $       -

Income  taxes                                         $      -      $       -

Non  cash  financing  transactions:

Shares  for  services                                 $      -      $     702


See  notes  to  financial  statements.

                          Starfest, Inc. and Subsidiary
                    Notes To Unaudited Financial Statements
                             June 30, 2001 and 2000



Note  1  -  Summary  of  Significant  Accounting  Policies

     Nature  of  operations

     Starfest, Inc. (the Company), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There was no revenue from this endeavor. The Company is negotiating an agreement with an entity (see Note 2). The purpose of the merger is to affect an online communication retrieval system such as e-mail via telephone.

     In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp.(MAS XX) for
     $314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. Starfest is now the parent corporation of MAS XX.

     Basis  of  Preparation:

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2000 was filed on April 2, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

                          Starfest, Inc. and Subsidiary
                    Notes To Unaudited Financial Statements
                             June 30, 2001 and 2000


Note  3  -  Going  concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $18,643 for the six months period ended June 30, 2001. Accumulated deficit amounted to $3,138,247 at June 30, 2001. At June 30, 2001, the Company had shareholders' deficit of $426,496. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

                                OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

(a)   Exhibits

        Exhibit                                    Item
        -------                                    ----

         2         -      Agreement  of  Merger  of  January 26,  2000,  between
                          Starfest, Inc. and Concierge, Inc.*

         2.1       -      Stock  Purchase  Agreement  of March 6,  2000  between
                          Starfest, Inc. and MAS Capital, Inc.*

         2.2       -      Amendment No. 1 to Agreement of Merger of  January 26,
                          2000 between Starfest, Inc. and Concierge, Inc.+

         2.3       -      Amended  Agreement  of  Merger  of  January  19,  2001
                          between Starfest, Inc. and Concierge, Inc.+++

         3.1       -      Articles of  Incorporation  and  Amended  Articles  of
                          Incorporation of Starfest, Inc.*

         3.2       -      Bylaws of Starfest, Inc.*

         3.3       -      Articles of Incorporation of Concierge, Inc.**

         3.4       -      Bylaws of Concierge, Inc.**

         5         -      Opinion of Thomas J.  Kenan,  Esq., as to the legality
                          of  the  securities   covered  by   the   Registration
                          Statement.**

         8         -      Opinion of  Thomas J. Kenan, Esq., as  to  tax matters
                          and tax consequences.**

        10         -      1999 Stock Option Plan adopted by Starfest, Inc.*

        10.1       -      Manufacturing  Services Agreement  between  Concierge,
                          Inc. and XeTel Corporation.+

        10.2       -      Service  Level  Agreement  between Concierge, Inc. and
                          eAssist.com, Inc.***+

        10.3       -      Independent Consulting Agreement  between   Concierge,
                          Inc. and Dave Cook Consulting.***+

        10.4       -      CD-ROM  Storage  and  Fulfillment  Agreement   between
                          Concierge, Inc. and Point To Point LLC.+++

        23         -      Consent of Thomas J. Kenan, Esq. to  the  reference to
                          him as an attorney who has passed upon certain information contained in the Registration Statement.**

        23.1       -      Consent  of   Brad  B.  Haynes,  C.P.A.,   independent
                          auditor  of  Concierge,  Inc.  (superseded  by Exhibit
                          23.12).

        23.2       -      Consent  of Jaak  (Jack)  Olesk,  C.P.A.,  independent
                          auditor  of  Starfest,  Inc.  (superseded  by  Exhibit
                          23.13).

        23.3       -      Consent of Harry F. Camp to serve as a director should
                          the  proposed  merger  with  Concierge,  Inc.   become
                          effective.**

        23.5       -      Consent of F. Patrick  Flaherty to serve as a director
                          should the proposed merger with Concierge, Inc. become effective.**

        23.6       -      Consent  of  Donald W.  Fluken  to serve as a director
                          should the proposed merger with Concierge, Inc. become effective.**

        23.7       -      Consent of Allen E. Kahn to serve as a director should
                          the  proposed  merger  with  Concierge,  Inc.   become
                          effective.**

        23.8       -      Consent of James E. Kirk to serve as a director should
                          the  proposed  merger  with  Concierge,  Inc.   become
                          effective.**

        23.9       -      Consent of  Herbert Marcus, III to serve as a director
                          should the proposed merger with Concierge, Inc. become effective.**

        23.10      -      Consent  of  David W.  Neibert  to serve as a director
                          should the proposed merger with Concierge, Inc. become effective.**

        23.11      -      Consent  of  Samuel C.H. Wu  to  serve  as  a director
                          should the proposed merger with Concierge, Inc. become effective.**

        23.13      -      Consent  of Jaak  (Jack)  Olesk,  C.P.A.,  independent
                          auditor  of  Starfest, Inc.  (superseded  by   Exhibit
                          23.14).

        23.14      -      Consent  of  Jaak  (Jack)  Olesk, C.P.A.,  independent
                          auditor of Starfest, Inc.++

        23.15      -      Consent  of  Hamid Kabani, C.P.A., independent auditor
                          of Concierge, Inc.++

        23.16      -      Consent  of  Hamid Kabani, C.P.A., independent auditor
                          of  Concierge,  Inc.  (superseded  by  Exhibit 23.18).

        23.17      -      Consent  of  Jaak  (Jack)  Olesk,  C.P.A., independent
                          auditor  of  Starfest,  Inc.  (superseded  by  Exhibit
                          23.19).

        23.18      -      Consent  of  Hamid Kabani, C.P.A., independent auditor
                          of  Concierge,  Inc.  ++++

        23.19      -      Consent  of  Jaak  (Jack)  Olesk,  C.P.A., independent
                          auditor  of  Starfest,  Inc.  ++++

        23.20      -      Consent  of  Hamid Kabani, C.P.A., independent auditor
                          of  Starfest,  Inc.  ++++

        * Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

        **     Previously filed with Form S-4 on June 8, 2000;   Commission File
               No. 333-38838, incorporated herein.

        *** Confidential treatment for portions of this exhibit have been requested.

        + Previously filed with Amendment No. 1 to Form S-4 on September 5, 2000; Commission File No. 333-38838, incorporated herein.

        ++ Previously filed with Amendment No. 2 to Form S-4 on December 8, 2000; Commission File No. 333-38838, incorporated herein.

        +++ Previously filed with Amendment No. 3 to Form S-4 on January 31, 2001, Commission File No. 333-38838, incorporated herein.

        ++++ Previously filed with Amendment No. 4 to Form S-4 on July 2, 2001, Commission File No. 333-38838, incorporated herein.

(b)   Forms  8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 14,  2001                  STARFEST,  INC.



                                          By  /s/  Michael  Huemmer
                                          ---------------------------
                                           Michael  Huemmer,  President