Form 10QSB
period 2001-09-30
STARFEST INC
filed 2001-11-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

     As of September 30, 2001, there were 23,100,000 shares of the Registrant's Common Stock, no par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [  ]     No
[X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                          Starfest, Inc. and Subsidiary
                                  Balance Sheet
                                  (Unaudited)

                               September 30, 2001


                                     Assets
                                     ------

Current  Assets:

Cash                                                                 $      577
                                                                     ----------

                                                                     $      577
                                                                     ==========


                      Liabilities And Shareholders' Deficit
                      -------------------------------------

Current  Liabilities:

Accounts  payable                                                    $   57,572
Note  payable  to  Concierge,  Inc.                                     100,000
Payable  to  shareholders                                               272,568
                                                                     ----------

     Total  current  liabilities                                        430,140

Shareholders'  Deficit:

     Common  stock,  no  par  value,
     65,000,000  shares  authorized;
     23,100,000  issued  and  outstanding                             2,711,751

Accumulated  Deficit                                                 (3,141,314)
                                                                     ----------

     Total  shareholders'  deficit                                     (429,563)
                                                                     ----------

                                                                     $      577
                                                                     ==========




                       See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Operations
                                  (Unaudited)

            Three Months and nine months periods Ended September 30

                             Three  Months  Ended       Nine  Months  Ended
                                 September  30,            September  30,
                               2001         2000         2001         2000
                           -----------  ----------   -----------  ------------
Revenues                   $         -  $        -   $         -  $          -

General and Administrative
  Expenses                       3,067      33,007        20,910       385,144
                           -----------  ----------   -----------  ------------
Operating  Loss                 (3,067)     (33,007)     (20,910)     (385,144)

Provision  for  income
  taxes                              -            -          800           800
                           -----------  -----------   ----------  ------------
Net  Loss                  $    (3,067) $   (33,007)  $  (21,710) $   (385,944)
                           ===========  ===========   ==========  ============

Net Loss Per Common
  Share - basic and
  diluted                  $      .001  $      .001   $     .001  $       .017

Weighted Average Common
  Shares  Outstanding
  -  Basic  and  diluted    23,100,000   23,100,000   23,100,000    22,914,876
                           ===========   ==========   ==========    ==========










                       See notes to financial statements.

                          Starfest, Inc. and Subsidiary
                            Statements of Cash Flows
                                  (Unaudited)

                         Nine Months Ended September 30

                                                         2001          2000
                                                      ----------     ----------
Net  Cash  From
  operating  Activities:
Net  loss                                             $ (21,710)     $(385,944)
Adjustments  to  reconcile
  net  loss  to  net  cash
  used  by  operating  activities:
Shares  issued  for  services                                 -            702
Changes  in  assets  and
  liabilities:
Accounts  payable                                        19,612         12,773
                                                      ---------      ---------

Net  cash  used  by
  operating  activities                                  (2,098)      (372,469)

Cash  Flows  from  Investing
  Activities:                                                 -              -

Cash  flows  from  Financing
  Activities:
Loans  from  a  related  party                                -        100,000
Loans from shareholders                                   2,635        267,002
Common  stock  issued  for  cash                              -          7,000
                                                      ---------      ---------

Net  cash  provided  by
Financing  Activities                                     2,635        374,002

Increase  in  Cash                                          537          1,533
Cash  at  beginning  of  period                              40            481
                                                      ---------      ---------

Cash  at  end  of  period                             $     577      $   2,014
                                                      =========      =========

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

     Basis  of  Preparation:

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2000 was filed on April 2, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $21,710 for the nine months period ended September 30, 2001. Accumulated deficit amounted to $3,141,314 at September 30, 2001. At September 30, 2001, the Company had shareholders' deficit of $429,563. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

     The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance that management will be successful in this endeavor.

Item  2.     Plan  of  Operation

      On January 26, 2000 the company entered into an agreement of merger with Concierge, Inc., a Nevada corporation, which agreement was amended on August 1, 2000 and January 19, 2001, pursuant to which, should the merger be approved by the shareholders of both companies, the presently outstanding 1,435,655 shares of common stock of Concierge, Inc. will be converted into shares of common stock of the company on the basis of 67.5355 shares of Starfest, Inc. to be issued for each share of Concierge, Inc. The company is registering 96,957,713 shares of its common stock on a Form S-4 filed with the Securities and Exchange
Commission  to  be  available  should  the  merger  be  approved.

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

Dated:  November 14,  2001                STARFEST,  INC.



                                          By  /s/  Michael  Huemmer
                                          ---------------------------
                                           Michael  Huemmer,  President