Form 10KSB
period 2001-12-31
CONCIERGE TECHNOLOGIES INC
filed 2002-04-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-38838

                          Concierge Technologies, Inc.
             (Exact name of registrant as specified in its charter)
        (Previous name of Starfest, Inc. was changed on March 20, 2002)

  California                       000-29913                        95-4442384
  ----------                       ---------                        ----------
  (state of                (Commission File Number)               (IRS Employer
incorporation)                                                     I.D. Number)

                              531 Main Street, #963
                              El Segundo, CA 90245
                                  310-645-1582
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                                 Starfest, Inc.
                            4602 East Palo Brea Lane
                              Cave Creek, AZ 85331
                                  480-551-8280
             ------------------------------------------------------
             (Former name or address, if changed since last report)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $866,638 computed by reference to the $0.145 average of the bid and asked price of the Company's Common Stock on April 8, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 119,957,713 shares of Common Stock, $0.001 par value, on April 8, 2002.

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item  1.  Description  of  Business                                            1
          Business  Development                                                1
          Business  of  Starfest                                               2
               Plan  of  Operation                                             3
          Number  of  Employees                                                4

Item  2.  Description  of  Property                                            4
          Facilities                                                           4

Item  3.  Legal  Proceedings                                                   4

Item  4.  Submission  of  Matters  to  a  Vote  of  Security
               Holders                                                         4

Item  5.  Market  for  Common  Equity  and  Related  Stockholder
               Matters                                                         4
          Holders                                                              5
          Rule  144  and  Rule  145  Restrictions  on Trading                  5
          Dividends                                                            7
          Penny  Stock  Regulations                                            8
               The  Penny  Stock  Suitability  Rule                            9
               The  Penny  Stock  Disclosure  Rule                            10
               Effects  of  the  Rule                                         11
          Recent  Sales  of  Unregistered  Securities                         11

Item  6.  Plan  of  Operations                                                11
          Information  About  Concierge,  Inc.                                12
          Overview                                                            12
               Concierge's  Plan  of  Operation                               12
               Description  of  the  PCATM                                    13
               The  Market                                                    14
               Competition                                                    15
               Distribution  Methods                                          15
               Production  Costs                                              16
               Government  Approval  of  Principal  Products                  16
               Government  Regulations                                        17
               Properties                                                     17
               Dependence  on  Major  Customers                               17
               Seasonality                                                    17
               Research  and  Development                                     17
               Environmental  Controls                                        17
               Number  of  Employees                                          17
               Venue  of  Sales                                               17
               Patents,  Trademarks,  Copyrights  and
                    Intellectual  Property                                    17
               Legal  Proceedings                                             17
          Concierge's  Management's  Plan  of  Operation                      17
               Liquidity                                                      18
               Product  Research  and  Development                            19
               Other  Expected  Developments                                  19
               Market  for  Common  Equity  and  Related
                    Stockholder  Matters                                      20
               Market  Information                                            20
               Holders                                                        20

               Dividends                                                      20
          Changes  In  and  Disagreements  With  Accountants  on
               Accounting  and  Financial  Disclosures                        20

Item  7.  Financial  Statements                                               22

Item  8.  Changes  in  and  Disagreements  With  Accountants  On
               Accounting  and  Financial  Disclosure                         47

Item  9.  Directors,  Executive  Officers,  Promoters  and
               Control  Persons;  Compliance  with
               Section  16(a)  of  the  Exchange  Act                         48
               Section  16(a)  Beneficial  Ownership
                    Reporting  Compliance                                     48

Item 10.  Executive  Compensation                                             49
          Long-Term  Compensation                                             50

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners
               and  Management                                                50

Item 12.  Certain Relationships and Related Transactions                      52

Item 13.  Exhibits  and  Reports  on  Form 8-K                                52
          (a)     Exhibits                                                    52
          (b)     Reports  on  Form  8-K                                      52

Signatures                                                                    54

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

     On December 31, 2001, a change in control of Starfest could occur in the future, should the shareholders of Starfest and Concierge, Inc., a Nevada corporation, approve an agreement of merger entered into between Starfest and Concierge on January 26, 2000. The proposed merger was to be submitted to the shareholders of each of Starfest and Concierge pursuant to a Form S-4 Prospectus-Proxy Statement filed with the Commission.

     As described in Starfest's Form 8-K filed on April 2, 2002 with the Commission (Commission File No. 000-29913), the shareholders of Starfest and Concierge did approve the merger, and the merger was legally effected on March 20, 2002.

          Pursuant  to  the  agreement of merger between Starfest and Concierge,

     -    Starfest  was  the  surviving  corporation,

     - The shareholders of Concierge received pro rata for their shares of common stock of Concierge, 99,957,713 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge were cancelled,

     - The officers and directors of Concierge became the officers and directors of Starfest, and

     -    The  name  of  Starfest was changed to "Concierge Technologies, Inc."

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

     On January 18, 2000, Starfest and Concierge executed a letter of intent to submit to their stockholders a proposal to merge. The agreement of merger was executed on January 26, 2000. Starfest was the surviving corporation of the merger, but the business and management of the merged companies would be that of Concierge. Pending approval of the merger, Starfest had no business.

     Prior to the merger, Starfest had one employee, its president. Starfest's management prior to the March 20, 2002 merger with Concierge consisted of two persons, Michael Huemmer, president, and Janet Alexander, secretary.

Plan  of  Operation
-------------------

     Starfest's sole plan of operation at the end of fiscal year 2001 was to progress toward a closing of the proposed merger with Concierge. Should the merger be consummated, the company's plan of operation for the next twelve months would then be the plan of operation that Concierge's management had for its company.

     Until  the  merger should be consummated or abandoned, Starfest has no paid
employees.    Its  officers  and  directors   contributed  their  time   without
compensation.

     Should the merger with Concierge not have been consummated, Starfest's management would have sought another merger partner.

Number  of  Employees

     On December 31, 2001, Starfest employed one person full time and no persons part time.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Starfest  owns  no  plants,  real  property  or  personal  property.

Facilities

     Starfest's office facilities on December 31, 2001 were in the home of its president, Michael Huemmer, in Cave Creek, Arizona, and were provided rent free.

ITEM  3.     LEGAL  PROCEEDINGS

     Neither Starfest nor any of its property is the subject of any pending legal proceedings or any proceeding of which Starfest is aware that a governmental authority is contemplating.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during fiscal year 2001. On January 25, 2002 the shareholders of Starfest voted to approve the merger with Concierge.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

          Starfest's Common Stock presently trades on the OTC Bulletin Board. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 1999, 2000 and 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        Average  Daily
                                   High       Low       Shares  Traded
                                   ----       ---       --------------
          1999:
               1st  Qtr.          0.1000     0.0050     108,072
               2nd  Qtr.          0.5938     0.0200     138,705
               3rd  Qtr.          0.2000     0.0600     105,733
               4th  Qtr.          0.1050     0.0450      95,998

          2000:
               1st  Qtr.          2.3125     0.075      852,552
               2nd  Qtr.          2.9688     0.3700     215,654
               3rd  Qtr.          0.7813     0.35       108,162
               4th  Qtr.          0.41       0.09375    186,584

          2001:
               1st  Qtr.          0.18       0.081       79,969
               2nd  Qtr.          0.25       0.08       146,105
               3rd  Qtr.          0.215      0.035      110,617
               4th  Qtr.          0.26       0.05        98,005

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

Holders

     On December 31, 2001 there were approximately 96 holders of record of Starfest's common stock. Approximately 19 million shares are held for 4,146 owners of Starfest's common stock in the name of "Cede & Co.," which is the record holder for shares in numerous brokerage accounts.

Rule  144  and  Rule  145  Restrictions  on  Trading.
-----------------------------------------------------

     All shares of common stock of the post-merger company issued in the merger to the stockholders of Concierge were issued pursuant to registration with the Commission. Nevertheless, there will be certain restrictions on the transfer for value of the shares received in the merger by the affiliates of Concierge, who may be deemed to be underwriters.

     Securities and Exchange Commission rules define as "affiliates" a corporation's executive officers, directors and other persons who, by any manner, exercise control over the corporation's direction and policies. The affiliates of Concierge at the time of the merger, in order to sell their shares received in the merger, must either register them for resale or comply with the resale provisions set forth in paragraph (d) of the Commission's Rule 145, unless some other exemption-from-registration provision is available. The resale provisions of paragraph (d) of Rule 145 refer to certain provisions of the Commission's Rule 144 and require, for sales of the shares by such affiliates, that:

          - the company must have been subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act for at least 90 days (which is the case, here),

          - the company must have filed all reports with the Commission required by such rule during the twelve months preceding such sale (or such shorter period that the company was required to file such reports),

          - transfers for value by such affiliates can occur only either (1) through broker transactions not involving the solicitation of buyers or (2) directly to market-makers, and

          - each such affiliate can transfer for value, during a 90-day period, no more shares than the greater of one percent of all issued and outstanding shares of common stock of the company (119,957,713 shares immediately after the merger) or the average weekly volume of trading in such common stock reported through the automated quotation system of Nasdaq or the Bulletin Board during the four calendar weeks prior to placing the sell order with a broker-dealer.

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

     The following table allocates the post-merger company's common stock between restricted and non-restricted stock for Concierge's and Starfest's affiliates at the time of the merger:

                                              Percent  of   No. of Shares Restricted
  Post-Merger  Company         No. of Shares  Total Issued    by Rules 144 and 145
  --------------------         -------------  ------------  ------------------------
Authorized  shares              190,000,000            -                    -

Issued and outstanding shares   119,957,713        100.0           60,353,856

Issued and outstanding shares
to be controlled by                                                Rule  145:
Concierge's affiliates          59,493,856          49.6           59,493,856

Issued and outstanding shares
to  be  controlled  by                                             Rule  144:
Starfest's  affiliates             860,000           0.7           860,000

Pre-merger restricted shares
of  Starfest issued during
2000 to persons other                                               Rule  144:
than  its  affiliates             1,402,001            1.2          1,402,001

Shares in the "public float,"
subject  to  no  restrictions
on  trading                      58,201,856           48.5                  -
                                -----------          -----         ----------
                                119,957,713          100.0         60,353,856

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

     Dividends. Starfest has had no earnings and has declared no dividends on our capital stock. Concierge has never earned a profit and may not do so in the future. Under California law, a company - such as our post-merger company - can pay dividends only

     -     from  retained  earnings,  or

     -     if  after  the  dividend  is  made,

     -     its  tangible assets would equal at least 11/4 times its liabilities,
                and

          - its current assets would at least equal its current liabilities, or

          - if the average of its earnings before income taxes and before interest expenses for the last two years was less than the average of its interest expenses for the last two years, then its current assets must be equal to at least 11/4 times its current liabilities.

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

     A  "penny  stock"  is  any  stock  that:

     -     sells  for  less  than  $5  a  share.

     - is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

     - is not a stock of a "substantial issuer." Starfest is not now a "substantial issuer" and cannot become one until it has net tangible assets of at least $2 million, which it does not now have and will not have solely as a result of the proposed merger with Concierge.

     There are statutes and regulations of the Securities and Exchange Commission (the "Commission") that impose a strict regimen on brokers that recommend penny stocks.

     The  Penny  Stock  Suitability  Rule
     ------------------------------------

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

     The Penny Stock Suitability Rule, described above, and the Penny Stock Disclosure Rule, described below, do not apply to the following:

     -     transactions  not  recommended  by  the  broker-dealer,

     -     sales  to  institutional  accredited  investors,

     - transactions in which the customer is a director, officer, general partner, or direct or indirect beneficial owner of more than 5 percent of any class of equity security of the issuer of the penny stock that is the subject of the transaction, and

     - transactions in penny stocks by broker-dealers whose income from penny stock activities does not exceed five percent of their total income during certain defined periods.

     The  Penny  Stock  Disclosure  Rule
     -----------------------------------

     Another Commission rule - the Penny stock Disclosure Rule - requires a broker-dealer, who recommends the sale of a penny stock to a customer in a transaction not exempt from the suitability rule described above, to furnish the customer with a "risk disclosure document." This document is set forth in a federal regulation and contains the following information:

     - A statement that penny stocks can be very risky, that investors often cannot sell a penny stock back to the dealer that sold them the stock,

     - A warning that salespersons of penny stocks are not impartial advisers but are paid to sell the stock,

     - The statement that federal law requires the salesperson to tell the potential investor in a penny stock -

           -     the  "offer"  and  the  "bid"  on  the  stock,  and

           - the compensation the salesperson and his firm will receive for the trade,

     - An explanation that the offer price and the bid price are the wholesale prices at which dealers are willing to sell and buy the stock from other dealers, and that in its trade with a customer the dealer may add a retail charge to these wholesale prices,

     - A warning that a large spread between the bid and the offer price can make the resale of the stock very costly,

     - Telephone numbers a person can call if he or she is a victim of fraud,

     -     Admonitions  -

           -     to  use  caution  when  investing  in  penny  stocks,

           -     to  understand  the  risky  nature  of  penny  stocks,

           - to know the brokerage firm and the salespeople with whom one is dealing, and

           -     to  be  cautious  if  ones  salesperson  leaves  the  firm.

Finally, the customer must be furnished with a monthly statement including prescribed information relating to market and price information concerning the penny stocks held in the customer's account.

     Effects  of  the  Rule
    -----------------------

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

Recent  Sales  of  Unregistered  Securities

     Starfest  sold  no  shares  of  its  common  stock  during  2001.


ITEM  6.     PLAN  OF  OPERATIONS

     As described above under "Item 1. Description of Business," on January 26, 2000, Starfest and Concierge, Inc. entered into an agreement of merger to be submitted to the shareholders of each corporation for their approval or rejection. The submittal was pursuant to a Form S-4 Prospectus-Proxy Statement filed with the Commission on June 8, 2000. The merger was approved by the shareholders of both companies and was effected on March 20, 2002. The business of Concierge is now the business of Starfest.

     Until the merger was consummated, Starfest had no paid employees. Its officers and directors contributed their time without compensation. Starfest no longer has sufficient cash to meet cash requirements that arose before the merger with Concierge was consummated. Until the shareholders of the two companies voted on the proposed merger, Starfest's president, Michael Huemmer, and legal counsel, Thomas J. Kenan, advanced most of the costs associated with registering the merger transaction shares with the Securities and Exchange Commission, and Conceirge and persons associated with Concierge paid the balance of these costs.

     Starfest's management has been advised by the management of Concierge that Concierge's present and proposed business is as follows:

                        INFORMATION ABOUT CONCIERGE, INC.

Overview

     Concierge was incorporated in Nevada on September 20, 1996, with the business purpose to develop personal computer software designed to read an Internet e-mail user's e-mail messages to one over any wirelined telephonic connection. The user may call ones computer from any telephone to initiate the transaction. The software may also be configured by the user to automatically call one at any telephone number when new e-mail is received from any e-mail address entered on the user-defined "VIP list." The concept uses voice recognition technology to allow the user to direct the interaction by voice command. Concierge devoted almost all its efforts to the development of a usable product, the Personal Communications Attendant ("PCA "), which was finally completed in September, 2000. It may be purchased through the company's Web sites at http://www.pcahome.com and http://www.conciergetech.com. As presently constituted, the PCA is a single-user product and has a list purchase price of $39.95. The company anticipates future sales to individual end-users, large user groups and re-sellers and is pursuing potential opportunities in all those channels.

Concierge's  Plan  of  Operation
--------------------------------

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

     Full scale marketing efforts have not yet commenced. Concierge has placed evaluation units of the PCA with a number of major end-user and reseller organizations for their assessment of the product's suitability for their purposes. Technical problems in automatic credit card verification and funds transfer have been resolved. The company is positioned to ship ordered units expeditiously. Aggressive sales and marketing campaigns are planned but are being held in abeyance pending the generation of additional funding.

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

     The Market. In a study published May 12, 2000 and entitled "Communications Software and Services," Donaldson Lufkin & Jenrette reported on the past, present and future estimated users of the Internet. Referring for its information to the International Data Corporation, a research and analysis organization in the information technology field, DLJ reported the following estimates of Internet users:

                                          In  Millions
                                          ------------

               No.  of  Users               Internet
               --------------               --------

          U.S.A.:
               End  of  1998                   30
               End  of  2002                   67
          Global:
               End  of  1999                  196
               End  of  2003                  503

     Every Internet user with access to a standard telephone is a potential buyer of Concierge's PCA .

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

     Competition.
     ------------

     In August 1999 Lucent Technologies announced that it was entering the unified messaging field and proposes to provide to Internet service providers and to businesses a solution to bring together into a single system a company's complete voice mail, e-mail and fax capabilities.

     USWest is in the field with a unified messaging system that permits the user to access e-mail, fax and voice messages from ones telephone or PC. It is called "VoiceWire ", and USWest markets it for $27.90 a month. Among other entrants in the field are Jfax.com, which offers a unified messaging system at $12.50 a month plus a $15 activation fee; Premiere Technologies, whose system is offered at $9.95 a month plus fifteen cents a minute for phone access; and General Magic, whose Portico system is offered at $19.95 a month and a $50 setup fee.

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

          Product Development Agreement. Dave Cook Consulting of Mercer Island, Washington earlier provided product development consulting services to Concierge. Payment for the services was based upon hourly charges.

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

          The intellectual property rights associated with the work product of Dave Cook Consulting are owned by Concierge.

          The March 17, 2000 agreement with Dave Cook Consulting expired after one year. At such time as Concierge should obtain the capital for additional product development, it proposes to negotiate a new agreement with Dave Cook Consulting.

     Governmental Approval of Principal Products. No governmental approval is required in the U.S. for Concierge's products.

     Government Regulations. There are no governmental regulations in the U.S. that apply to Concierge's products.

          Properties.    Concierge  subleases  office  space   in  Los  Angeles,
     California from Ardent, Ltd. The term of the sublease expires August 31, 2002. Monthly rent is $1,542.

     Dependence on Major Customers and Suppliers. Concierge does not anticipate that it will be dependent on any major customers or suppliers.

     Seasonality. There should be no seasonal aspect to Concierge's business other than possible increased sales anticipated in the fourth calendar quarter associated with the year-end holidays.

          Research and Development. Concierge expended no funds on research and development in 2001.

     Environmental Controls. Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

          Number of Employees. On December 31, 2001 Concierge employed two persons full time and no persons part time.

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

     Short term, Concierge requires approximately $190,000 for an aggressive sales and marketing campaign and $60,000 for its general and administrative overhead for the next three months. Long term, Concierge requires an additional $180,000 just for general and administrative overhead to complete the next twelve months. It is anticipated that ongoing requirements may be satisfied from cash flow generated by product sales expected to result when the company's product promotion plans are implemented. The $430,000 cash requirements described in this paragraph for the next twelve months would require the sale of approximately 10,763, or 73 percent, of the 14,800 PCA units now in inventory.

     Concierge has no sources of liquidity other than the persons and entities from whom it is now seeking debt financing. While Mr. Kahn has agreed to secure a loan to the company with his Concierge stock holdings, such action may be insufficient to obtain the loan.

     The only asset Concierge has is its PCA product. Should debt financing not be obtained soon, the directors of Concierge propose to seek a joint venture partner with whom the PCA can be jointly marketed and who will bear the expenses of marketing the product. Discussions are currently underway with prospective joint venture partners.

     Concierge has a contingent liability of $2,009,610 for possible violations of the stock registration requirements of federal and state securities laws. The occasion of the contingent liability was Concierge's sale of $142,500 of its common stock after the June 8, 2000 filing of the registration statement of which this Prospectus is a part. Concierge does not concede that no exemption from registration was available, but the contingency exists that the purchasers of all shares of Concierge common stock from December 9, 1998 to the present - some $2,009,610 in amount - could seek - and might prevail in seeking - rescissions of their purchases of stock and a return of their purchase amounts plus interest and attorney fees. Should a demand for rescission be made by the purchasers of such stock, Concierge would oppose such a demand for rescission, and its directors would provide the expenses for the litigation. Concierge's liquidity would not be immediately affected, due to its directors' providing the expenses for such litigation. However, such litigation would likely reduce the ability of Concierge to raise additional capital for its operations and thereby affect its liquidity. And, a plaintiff's judgment in a class action lawsuit would likely force Concierge into a voluntary chapter 11 reorganization or, possibly, liquidation.

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

     Market  for  Common  Equity  and  Related  Stockholder  Matters.
     ----------------------------------------------------------------

     Market Information. There was never an established public trading market for Concierge's common stock. None of its authorized shares of common stock are subject to outstanding options or warrants to purchase, or securities convertible into, common stock.

     Concierge's outstanding 1,435,655 shares of common stock were converted in the merger with Starfest on March 20, 2002, to 96,957,713 shares of common stock of Starfest on the basis of 67.5355 shares of Starfest common stock to be exchanged for each share of Concierge common stock. All 96,957,713 shares will be eligible for sale, but 60,189,663 shares distributed to Concierge's officers and directors will be subject to the resale provisions of paragraph (d) of Rule 145.

     Holders. There were 175 holders of record of Concierge's common stock prior to its merger with Starfest on March 20, 2002.

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

Changes  In  and  Disagreements  With  Accountants  on  Accounting and Financial
--------------------------------------------------------------------------------
Disclosures.
------------

     On February 28, 2001, Concierge dismissed its principal independent accountant, Brad B. Haynes

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

ITEM  7.     FINANCIAL  STATEMENTS  INDEX

     The  financial  statements  of Starfest and of Concierge appear as follows:

Starfest,  Inc.
     Independent  Auditors'  Report                                           23
     Consolidated  Balance  Sheet
             December 31, 2001                                                24
     Consolidated  Statements  of  Operations
          Twelve  Months  Ended  December  31,
          2001  and  2000                                                     25
     Consolidated  Statements  of  Changes  in
          Stockholders'  Equity  (Deficit)
          for  the  period  from
          December  31,  1997  to  December 31, 2001                          26
     Consolidated  Statements  of  Cash  Flows
          Twelve  Months  Ended  December  31,
          2001  and  2000                                                     27
     Notes  to  Consolidated  Financial  Statements                           28

Concierge,  Inc.
     Report  of  Independent  Auditors                                        34
     Balance  Sheets June 30, 2001 and 2000                                   35
     Statement  of  Operations  and  Deficit  Accumulated
          for  the  Years  Ended  June  30,  2001  and
          June  30, 2000 and  the  Period  from
          September  20,  1996  (Inception  Date)
          to  June  30,  2001                                                 36
     Statement  of  Changes  in  Shareholders'  Equity
          for  the  Period  from
          September  20,  1996  (Inception  Date)
          to  June  30,  2001                                                 37
     Statement  of  Cash  Flows  for  the  Years  Ended
          June  30,  2001  and  June  30,  2000  and
          the  Period  from  September  20,  1996
          (Inception  Date)  to June 30, 2001                                 38
     Notes  to  Financial Statements                                          39

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The  Board  of  Directors  and  Stockholders
Starfest,  Inc.:

We have audited the accompanying consolidated balance sheet of Starfest, Inc. (a California Corporation) (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starfest, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company's did not earn any revenue during the year ended December 31, 2001 and 2000 and the Company has incurred net losses from inception to December 31, 2001 of $3,177,872 including a net loss of $58,268 during the year ended December 31, 2001. These factors, among others, as discussed in Note 4 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
March  26,  2002

                          Starfest, Inc. & subsidiary
                           Consolidated Balance Sheet
                                December 31, 2001

                                      Asset
                                      -----

Current  Asset:
Cash                                                                 $      119
                                                                     ----------

     Total  Current  Asset                                                  119
                                                                     ----------

                                                                     $      119
                                                                     ==========


                      Liabilities And Shareholders' Deficit
                      -------------------------------------

Current  Liabilities:

Accounts  payable                                                    $   84,532
Note payable to Concierge, Inc.                                         100,000
Payable  to  shareholders                                               281,708
                                                                     ----------

     Total  current  liabilities                                        466,240
                                                                     ----------

Shareholders'  Deficit:

     Common  stock,  no  par  value,
     65,000,000  shares  authorized;
     23,100,000 issued and outstanding                                2,711,751

Accumulated  Deficit                                                 (3,177,872)
                                                                     ----------

     Total  shareholders'  deficit                                     (466,121)
                                                                     ----------

                                                                     $      119
                                                                     ==========













See  notes  to  consolidated  financial  statements.

                          Starfest, Inc. & subsidiary
                      Consolidated Statements of Operations
                        Twelve months Ended December 31,


                                                        2001          2000
                                                    -----------    -----------
Revenues                                            $         -    $         -

General  and  administrative
  expenses                                               57,468        461,947
                                                    -----------    -----------

Operating  loss                                         (57,468)      (461,947)

Provision  for  income
  taxes                                                     800            800
                                                    -----------    -----------

Net  Loss                                           $   (58,268)   $  (462,747)
                                                    ===========    ===========


Basic  and  diluted  net  loss  per  common
  share                                             $      .003    $      .020

Basic  and  diluted  weighted  average  common
  shares  outstanding                                23,100,000     23,011,688




















See  notes  to  consolidated  financial  statements.

                          Starfest, Inc. & subsidiary
      Consolidated Statements of changes in stockholders' equity (deficit)



Balance  December  31,  1999    21,697,999  $2,639,651  $(2,656,857)  $(17,206)

Shares  issued  for  services    1,302,001      65,100            -     65,100

Shares  issued  for  cash          100,000       7,000            -      7,000

Net  loss  for  2000                     -           -     (462,747)  (462,747)
                                ----------  ----------  -----------  ---------

Balance  December  31,  2000    23,100,000  $2,711,751  $(3,119,604) $(407,853)

Net  loss  for  2001                     -           -      (58,268)   (58,268)
                                ----------  ----------  -----------  ---------

Balance  December  31,  2001    23,100,000  $2,711,751  $(3,177,872) $(466,121)
                                ==========  ==========  ===========  =========












See  notes  to  consolidated  financial  statements.

                          Starfest, Inc. & subsidiary
                      Consolidated Statements of Cash Flows
                        Twelve months Ended December 31,

                                                        2001          2000
                                                    -----------    -----------
Net  Cash  From
  operating  Activities:
Net  loss                                           $    (58,268)  $ (462,747)
Adjustments  to  reconcile
  net  loss  to  net  cash
  used  by  operating  activities:
Shares  issued  for  services                                  -       65,100
Shares  issued  for  debt
  extinguishment                                               -            -
Shares  issued  for  assets                                    -            -
Changes  in  assets  and
  liabilities:
Accounts  payable                                         46,572       20,273
Other  liabilities                                             -            -
                                                    ------------   ----------

Net  cash  used  by
  operating  activities                                  (11,696)    (377,374)

Cash  flows  from  Financing
  Activities:
Loans  from  Concierge,  Inc.                                  -      100,000
Advances  from  shareholders                              11,775      269,933
Common  stock  issued  for  cash                               -        7,000
                                                    ------------   ----------

Net  cash  provided  by
Financing  Activities                                     11,775      376,933

Increase  in  Cash                                            79          441
Cash  at  beginning  of  period                               40          481
                                                    ------------   ----------

Cash  at  end  of  period                           $        119   $       40
                                                    ============   ==========

Supplemental  cash  flow  information:
Cash  paid  during  the  period  for:

Interest                                            $          -   $        -
Income  taxes                                       $          -   $        -

Non  cash  financing  transactions:

Shares for services                                 $          -   $   65,100
Shares  for  debt  extinguishment                   $          -   $        -
Shares  for  purchase  of  assets                   $          -   $        -









See  notes  to  consolidated  financial  statements.

                          Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2001 and 2000


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

     In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp.(MAS XX) for $ 314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. Starfest is the parent corporation of MAS XX. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (see note 3). The Company has initiated the process to change the name of the surviving entity as Concierge Technologies.

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

                           Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2001 and 2000


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

Stock-based  compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The implementation of this standard did not have any impact on the Company's financial statements.

Issuance  of  shares  for  service

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

                          Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2001 and 2000


Risks  and  Uncertainties

     The Company is subject to certain risks and uncertainties in the normal course of business.

Recent  Pronouncements

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

     SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

     SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

     Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and does not expects these pronouncements will materially impact the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

     Management is in the process of evaluating the requirements of SFAS No. 143 and 144 but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

                          Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  3  -  Merger  Negotiations  and  subsequent  event

     On January 26, 2000 the Company entered into an agreement of merger with Concierge, Inc., a Nevada corporation, pursuant to which, should the merger be approved by the shareholders of both companies, 1,490,744 outstanding shares of common stock of Concierge, Inc., (which includes 1,376,380 shares outstanding at December 31, 2000 and 114,364 shares issued in January,
     2001) shall be converted into 96,957,713 common stock of the Company on the basis of 65.0398 shares of the Company for each share outstanding of Concierge, Inc. The 96,957,713 post merger shares shall be distributed to the shareholders of Concierge, Inc. on a pro-rata basis. The transaction will be accounted for as a reverse merger. Subsequent to the year ended December 31, 2001, the merger was approved by the Securities and exchange commission and the shareholders of both companies.

     Prior to June 30, 2000, Concierge, Inc. entered into subscription agreements to issue "post merger" shares in exchange for cash for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. From July 1, 2000 through September 15, 2000, Conceirge, Inc. received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission.

     As the merger transaction will be treated as a recapitalization, with Concierge as the accounting acquirer (reverse acquisition), the transaction will be accounted for in a manner similar to a pooling of interests. The operations of the Company would be included with those of Concierge, Inc. from the acquisition date. The proforma financial information has not been included as the amounts per historical financial statements of the Company are insignificant to the combined entity. Following are the unaudited financial information of Concierge, Inc. as on December 31, 2001:

                           Revenue                           $       -
                           Operating  expenses                  45,492
                           Other  income                        52,600
                           Net  Income  after  income  tax       6,308
                           Total  current  assets              246,770
                           Total  non-current  assets            1,076
                           Total  current liabilities          105,676

Note  4  -  Going  concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $58,268 for the twelve months ended December 31, 2001. Accumulated deficit amounted to $3,177,872 at December 31, 2001. At December 31, 2001, the Company had shareholders' deficit of $466,121. The continuing losses have adversely affected the liquidity of the Company. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification and amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

Note  5  -  Income  Taxes

     No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2000, the Company incurred net operating losses for tax purposes of approximately $1,641,000. There is no significant differences between financial statement and tax losses. The net operating loss carryforwards may be used to reduce taxable income through the year 2016. Net operating loss for carryforwards for the State of California are approximately $611,000 and are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

                          Starfest, Inc. & subsidiary
                   Notes To Consolidated Financial Statements
                           December 31, 2001 and 2000


Note  5  -  Income  Taxes  (continue)

     The gross deferred tax asset balance as of December 31, 2001 was approximately $713,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards can not reasonably be assured.


Note  6  -  Notes  Payable-Related  parties

     Notes payable to shareholders are non-interest bearing, unsecured and due on demand. Note payable to Concierge, Inc. is non-interest bearing, unsecured and due on demand.


Note  7  -  Shares  issued  for  services

     During the year ended December 31, 2000, the Company issued 1,301,001 shares of common stock for consulting services amounting $65,100. The Company has recorded the valuation of shares per guidance under APB 25. According to APB 25, "when an entity issues equity instruments to non-employees in exchange for goods or services, the transaction should be accounted for based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever can be more reliably measured. Frequently, the fair value of goods or services received from suppliers can be reliably measured and therefore indicates the fair value of the equity instruments issued." The valuation of these shares is based upon value of services received since the Company did not have an established market value for its shares. The Company did not issue any shares in the year ended December 31, 2001.

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Concierge,  Inc.
(A  development  stage  company):

We have audited the accompanying balance sheets of Concierge, Inc., a development stage company (a Nevada Corporation) (the "Company") as of June 30, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from commencement of development stage on September 20, 1996 to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001 and the period from inception (September 20, 1996) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $2,001,809 and stockholders deficit of $1,694,038 on June 30, 2001. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
October  18,  2001

                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000

                                     ASSETS                2001         2000
                                     -------            ----------   ----------
CURRENT  ASSETS:
      CASH & CASH EQUIVALENTS                           $      695   $   85,105
      PREPAID EXPENSES                                     245,800      245,800
      NOTE RECEIVABLE - RELATED PARTY                      100,000      100,000
                                                        ----------   ----------
           TOTAL CURRENT ASSETS                            346,495      430,905

EQUIPMENT, NET                                               2,110        4,692
                                                        ----------   ----------
                                                        $  348,605   $  435,597
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
      ACCRUED EXPENSES                                  $   90,743   $  138,755
      LOANS PAYABLE-OFFICER                                 22,000        4,400
                                                        ----------   ----------
           TOTAL CURRENT LIABILITIES                       112,743      143,155

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
  SUBJECT TO CONTINGENCY                                 1,663,290    1,175,790

COMMON  STOCK  ISSUED  SUBJECT  TO  CONTINGENCY            266,610      266,610

STOCKHOLDERS'  DEFICIT:
      COMMON STOCK, PAR VALUE $.01 PER SHARE;
      10,000,000 SHARES AUTHORIZED; ISSUED AND
      OUTSTANDING  1,376,380                                 6,959        6,959
      ADDITIONAL PAID IN CAPITAL                           300,812      300,812
      DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE  (2,001,809)  (1,457,729)
                                                        ----------   ----------
           TOTAL  STOCKHOLDERS'  DEFICIT                (1,694,038)  (1,149,958)
                                                        ----------   ----------

                                                        $  348,605   $  435,597
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              YEARS ENDED JUNE 30, 2001 & 2000 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2001

                                                                 SEPTEMBER 20,
                                        JUNE  30,   JUNE  30,   1996 (INCEPTION)
                                          2001        2000      TO JUNE 30, 2001
                                       ----------  ----------  -----------------
REVENUE                                $        -           -                -

COSTS  AND  EXPENSES
     PRODUCT LAUNCH EXPENSES              230,241     490,078        1,077,785
     GENERAL & ADMINISTRATIVE EXPENSES    313,039     496,108          920,024
                                       ----------  ----------       ----------
     TOTAL COSTS AND EXPENSES             543,280     986,186        1,997,809

NET LOSS BEFORE INCOME TAXES             (543,280)   (986,186)      (1,997,809)

     PROVISION OF INCOME TAXES                800         800            4,000
                                       ----------  ----------       ----------
NET LOSS                                 (544,080)   (986,986)      (2,001,809)
                                       ==========  ==========       ==========

WEIGHTED AVERAGE SHARES OF COMMON
     STOCK OUTSTANDING, BASIC AND
     DILUTED                            1,065,960   1,065,960
                                       ==========  ==========

BASIC AND DILUTED NET LOSS PER SHARE   $    (0.51) $    (0.93)
                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                CONCIERGE, INC.
                          (A development stage company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2001

                                                                                                             Subscription
                              Common  Stock                                                                  received for
                            -----------------                                                                common stock
                            Number of    Par      Additional    Accumulated  Stockholders'       Advance      subject to
                             shares     value  Paid In Capital    Deficit   Equity (deficit)  Subscriptions   contingency
                            ---------   -----  ---------------  ----------- ----------------  -------------  ------------
Common Stock issued for cash
through June 30, 1997         176,306   $1,763    $106,162      $         -   $   107,925       $        -     $       -

Common stock issued for
  services through June 30,
  1997                        621,545    6,215           -                -         6,215                -             -

Net loss through June 30,
  1997                              -        -           -          (96,933)      (96,933)               -             -
                            ---------   ------    --------      -----------   -----------       ----------     ---------
Balance at June 30, 1997      797,851    7,978     106,162          (96,933)       17,207                -             -

Common Stock issued for
  cash in the year ended
  June  30,  1998             137,475    1,375     194,650                -       196,025                -             -

Common stock issued for
  services in the year
  ended June 30, 1998          22,550      226           -                -           226                -             -

Net loss for the year
  ended June 30, 1998               -        -           -         (283,891)     (283,891)               -             -
                            ---------   ------    --------      -----------   -----------       ----------     ---------

Balance at June 30, 1998      957,876    9,579     300,812         (380,824)      (70,433)               -             -

Common Stock issued for
  cash in the year ended
  June 30, 1999               208,000        -           -                -             -                -        60,996

Common stock issued for
  services in the year
  ended  June  30, 1999           450        -           -                -             -                -             4

Net loss for the year
  ended June 30, 1999               -        -           -          (89,919)      (89,919)               -             -
                            ---------   ------    --------      -----------   -----------       ----------     ---------

Balance at June 30, 1999    1,166,326    9,579     300,812         (470,743)     (160,352)               -        61,000

Acquisition and retirement
  of Common shares           (262,000)  (2,620)                                    (2,620)               -             -

Common Stock issued
  for cash in the year
  ended June 30, 2000         117,184        -           -                -             -                -       202,061

Common stock issued for
  services in the year
  ended June 30, 2000         354,870        -           -                -             -                -         3,549

Post acquisition stock
  subscription  funds
  received net of costs
  & expenses of $79,710             -        -           -                -             -        1,175,790             -

Net loss for the year
  ended June 30, 2000               -        -           -         (986,986)     (986,986)
                            ---------   ------    --------      -----------   -----------       ----------     ---------

Balance at June 30, 2000    1,376,380    6,959     300,812       (1,457,729)   (1,149,958)       1,175,790       266,610

Post acquisition stock
  subscription funds
  received                          -        -          -                 -             -          487,500             -

Net loss for the year
  ended June 30, 2001               -        -          -          (544,080)     (544,080)               -              -
                            ---------   ------    --------      -----------   -----------       ----------     ---------

Balance at June 30, 2001    1,376,380   $6,959    $300,812      $(2,001,809)  $(1,694,038)      $1,663,290     $ 266,610
                            =========   ======    ========      ===========   ===========       ==========     =========

   The accompanying notes are an integral part of these financial statements.

                                CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              YEARS ENDED JUNE 30, 2001 & 2000 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2001

                                                                 SEPTEMBER 20,
                                        JUNE  30,   JUNE  30,   1996 (INCEPTION)
                                          2001        2000      TO JUNE 30, 2001
                                       ----------  ----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                          $(544,080)  $  (986,986)     $(2,001,809)
     ADJUSTMENTS TO RECONCILE NET
     LOSS  TO  NET  CASH  USED  IN
     OPERATING  ACTIVITIES:
          DEPRECIATION AND AMORTIZATION    2,582         2,350           10,800
          STOCK ISSUED FOR SERVICES            -           929            7,374
          INCREASE IN CURRENT ASSETS:
               PREPAID  EXPENSES               -      (245,000)        (245,800)
          INCREASE/(DECREASE) IN
          CURRENT  LIABILITIES:
               ACCOUNTS  PAYABLE               -       (70,093)               -
               ACCRUED EXPENSES          (48,012)      118,537           90,743
               PAYROLL TAX PAYABLE        (4,400)        4,400                -
                                       ---------   -----------      -----------

          NET  CASH  USED  IN
          OPERATING  ACTIVITIES         (593,910)   (1,175,863)      (2,138,692)
                                       ---------   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          NOTE RECEIVABLE -
..         RELATED PARTY                        -      (100,000)        (100,000)
          ACQUISITION OF PROPERTY
          & EQUIPMENT                          -        (1,266)         (12,910)
                                       ---------   -----------      -----------

          NET CASH USED IN INVESTING
          ACTIVITIES                           -      (101,266)        (112,910)
                                       ---------   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          PROCEEDS FROM ISSUANCE
          OF SHARES                            -       202,061          567,007
          PROCEEDS FROM ADVANCE
          SUBSCRIPTIONS                  487,500     1,255,500        1,743,000
          COSTS AND EXPENSES OF
          ADVANCE SUBSCRIPTIONS                -       (79,710)         (79,710)
          PROCEEDS FROM (REPAYMENTS
          OF) RELATED PARTY LOANS         22,000       (22,000)          22,000
                                       ---------   -----------      -----------

          NET CASH PROVIDED BY
          FINANCING  ACTIVITIES          509,500     1,355,851        2,252,297
                                       ---------   -----------      -----------

NET INCREASE/(DECREASE) IN CASH          (84,410)       78,722              695

CASH, BEGINNING BALANCE                   85,105         6,383                -
                                       ---------   -----------      -----------

CASH, ENDING BALANCE                   $     695   $    85,105      $       695
                                       =========   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Concierge, Inc. ("the Company"), is a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The Company has undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA "). "PCA " will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.


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

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based  compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The implementation of this standard did not have any material impact on the Company's financial statements.

Issuance  of  shares  for  service

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

Accounting for the costs of computer software developed or obtained for internal use

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. The Company adopted this standard in fiscal year 1999 and the implementation of this standard did not have a material impact on its financial statements.

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

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


Costs  of  start-up  activities

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal year 1999 and the implementation of this standard did not have a material impact on its financial statements.

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

Revenue  Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. The Company does not charge monthly service fee, instead charges only one-time purchase price and the option of buying upgrades at a fixed fee based on fair value of the upgrade. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue in the years ended June 30, 2001 and 2000.

Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of June 30, 2001 and 2000.

Advertising

The  Company  expenses  advertising  costs  as  incurred.

Accounting  developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


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

In June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

In June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

The Company does not expect that the adoption of SFAS No. 141 & 142 will have a material impact on its financial statements.

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

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


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

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.


3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue during the years ended June 30, 2001 and 2000 and the Company has incurred net losses from inception to June 30, 2001 of $2,001,809 including a net loss of $544,080 during the year ended June 30, 2001. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended March 31, 2001, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

4.     PROPERTY  AND  EQUIPMENT
                                                June  30, 2001  June 30, 2000
                                                --------------  -------------
             Property  and  Equipment             $   12,910     $   12,910
             Less:  Accumulated  depreciation         10,800          8,218
                                                  ----------     ----------

                                                  $    2,110     $    4,692
                                                  ==========     ==========

5.     PREPAID  EXPENSES

The Company entered into software license agreements with two Delaware Corporations. One Corporation granted permission to the Company to utilize its software for the "PCA " development. The corporation was paid $202,500 as initial non-refundable license fee and was considered to be pre-paid royalties. The agreement calls for Concierge, Inc. to pay a royalty of $1.00 for the first million units sold and $.75 for units greater than 1,000,000.

The second software license agreement granted the Company the rights to incorporate its software in the Company's personal communication attendant e-mail device. The corporation was paid $42,500 by Concierge, Inc. as a non-refundable, advance royalty payment. The agreement calls for the Company to pay a royalty of $1.10 for the first 100,000 units, thereafter $.85 per unit.

The Company amortizes the prepaid royalties by the amount which is the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life. Per the guideline under SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", amortization shall start when the product is available for general release to customers.

The term of licenses is five years from the date the Company begins shipping of its product. The prepaid royalties will be amortized based on straight-line method over five-year period from the date shipping begins.


6.     NOTE  RECEIVABLE  -  RELATED  PARTY

The Company has loaned $100,000 to a Corporation with which the Company is planning to merge (see note 9). The Note is due on demand, unsecured and is non-interest bearing.


7.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2001, the Company incurred net operating losses for tax purposes of approximately $2,002,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at June 30, 2001. The net operating loss carryforwards may be used to reduce taxable income through the year 2016. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2001 and 2000 were approximately $800,000 and $580,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.


8.     STOCKHOLDERS'  EQUITY  AND  COMMON  STOCK  ISSUED  SUBJECT TO CONTINGENCY

The Company issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, the Company sold securities to persons in six states in the U. S. The Company did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, the Company has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through June 30, 2001 and 2000, were 680,504 for cash and services amounting $266,610.

During the year ended June 30, 2000, the Company reacquired and cancelled 262,000 shares, previously issued for services of $2,620 in the year ended June 30, 1997.


9.     SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK  SUBJECT  TO  CONTINGENCY

The Company has entered into subscription agreements to issue "post merger" shares in exchange for cash. Through December 31, 2000, the Company had received advance subscriptions for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. In the event the merger between Concierge, Inc. and Starfest, Inc. is not completed prior to November 31, 2000 the obligation of the Company under this agreement may be satisfied by the issuance of shares in the Company equivalent on a pro-rata basis to the number of shares in "post merger" Corporation that are subject to this agreement.

As mentioned in Note 10, the Company is involved in a proposed merger transaction with Starfest, Inc. ("SFI"). SFI filed a registration statement with the Securities and Exchange Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming the Company as the entity proposed to be merged into SFI. From July 1, 2000 through September 15, 2000, the Company received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by SFI and the manner in which the Company conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by the Company. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. The Company does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


constituted general advertising or general solicitation, the Company would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by the Company from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) and $1,442,400 as of June 30, 2001 and 2000, respectively.


10.     MERGER  AGREEMENT

On January 26, 2000 the Company entered into an agreement of merger with Starfest, Inc., a California Corporation. Under the agreement, the presently outstanding 1,376,380 share of common stock of the Company shall be converted into 96,957,713 common stock of Starfest, Inc. on the basis of 70.444 shares of Starfest, Inc. for each share outstanding of the Company. The 96,957,713 post merger shares shall be distributed to the shareholders of the Company on a pro-rata basis. For accounting purposes, the transaction would be treated as a recapitalization of the Company, with the Company as the accounting acquirer (reverse acquisition), and would be accounted for in a manner similar to a pooling of interests. The operations of Starfest, Inc. would be included with those of the Company from the acquisition date. Starfest, Inc. had minimal assets and did not have significant operations prior to the acquisition. The merger is subject to approval by shareholders of both companies and Securities and Exchange Commission.


11.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 and $800 for income tax in the year ended June 30, 2001 and 2000, respectively. Total amount paid for income taxes from September 20, 1996 (inception) through June 30, 2001 amounted to $4,000. The Company paid $0 for interest during the periods ended June 30, 2001 and 2000. Total amount paid for interest from September 20, 1996 (inception) through June 30, 2001, amounted to $4,227.

The Cash flow statements do not include effect of acquisition and cancellation of 262,000 shares issued for services of $2,620. 737,415 shares have been issued since inception through June 30, 2001, for services amounting $7,374. Valuation of shares is based on the estimated fair market value of the services performed


12.     COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease is 26 months with monthly payments of $1,542. The lease expires on August 31, 2002. Rent was $18,501 and $7,823 for the year ended June 30, 2001 and 2000, respectively.

                                 CONCIERGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


Future  minimum  lease  payments  associated  with  the  lease  are  as  follow:

                     Year  ended  June  30                    Amount
                     ---------------------                  ----------
                             2002                           $   18,501
                             2003                                3,083
                                                            ----------
                             Total                          $   21,584
                                                            ==========

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

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Starfest at December 31, 2002 and a description of the business experience of each.

                                                  Office  Held           Term
  Person                     Offices                  Since           of  Office
  ------                     -------              ------------        ----------
Michael  Huemmer,  61     President  and               1999              2002
                          Director

Janet  Alexander,  67     Secretary  and               1999              2002
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

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance
     ------------------------------------------------------------

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

                                                                 Shares  of
Name of Chief Executive Officer      Year   Cash Salary     Common Stock Awarded
-------------------------------      ----   -----------     --------------------
Michael Huemmer                      2001           0                     0
                                     2000           0               302,001(1)
                                     1999      18,000               300,000(2)

Thomas  J.  Kenan                    2000           0                     0

Herb  Gronauer                       2000           0                     0
                                     1999           0                     0
-------------------------

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

     Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to Starfest's management during or with respect to the period ended December 31, 2001. Further, no member of Starfest's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Long-Term  CompensationCompensation

     Starfest had no long-term compensation plans or employment agreements with any of its officers or directors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth the ownership, as of March 15, 2002 of each individual known to management to be the beneficial owner of more than five percent of the post-merger company's common stock, by all directors and nominees, and each of the named executed officers of Starfest, and directors and executive officers of Starfest as a group, of the common stock of Starfest, its only voting security.

                                   Amount  of  Post-
                                    Merger  Company
 Name  and  Address  of              Shares  To  Be               Percent  of
    Beneficial  Owner                    Owned                       Class
 ----------------------            ------------------             -----------
Allen  E.  Kahn
7547 W. Manchester Ave., No. 325
Los  Angeles,  CA  90045                23,401,050                    19.5%

Samuel  C.H.  Wu
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China                      27,250,574                    22.7%

Polly  Force  Co.,  Ltd.
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China                      10,805,680  (1)                9.0%

East Asia Strategic Holdings, Ltd.
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China                       7,395,137                     6.2%


F.  Patrick  Flaherty
637  29th  Street
Manhattan  Beach,  CA  90266             4,727,485                     3.9%

Donald  V.  Fluken
313  Pagosa  Way
Fremont,  CA  94539                        143,851                      (2)

James  E.  Kirk
1401  Kirby,  N.E.
Albuquerque,  NM  87112                  3,883,291                     3.2%

Herbert  Marcus,  III
5505  Wenonan  Drive
Dallas,  TX  75209                          33,768                      (2)

Harry  F.  Camp
1150  Bayhill  Drive
San  Bruno,  CA  94066                      33,768                      (2)

David  W.  Neibert
24028  Clarington  Drive
West  Hills,  CA  91304                    715,876  (5)                 (2)

Officers  and  Directors
  as  a  Group  (8  persons)            60,189,663                    50.2%

(1)     Mr.  Samuel  C.  H.  Wu  is  the  beneficial  owner  of  these  shares.
(2)     Less  than  one  percent.

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     The  following  exhibits  are  filed  as  part  of  this  Form  10-KSB:

     Exhibit  No.                    Description
     ------------                    -----------

      2          -     Stock  Purchase  Agreement   of  March  6,  2000  between
                       Starfest,  Inc.  and  MAS  Capital,  Inc.*

      3.1        -     Certificate  of  Amendment of  Articles of  Incorporation
                       of   Starfest,  Inc.   and   its   earlier   articles  of
                       incorporation.*

      3.2        -     Bylaws  of  Starfest,  Inc.*

      3.5        -     Articles of Merger of Starfest, Inc.  and Concierge, Inc.
                       filed with the Secretary of State of Nevada on March 1, 2002.**

      3.6        -     Agreement   of   Merger   between   Starfest,  Inc.   and
                       Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

     10.1        -     Agreement   of   Merger   between   Starfest,  Inc.   and
                       Concierge,  Inc.*


     *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

(b)     Reports  on  Form  8-K

     Form 8-K - Item 2 - Acquisition or Disposition of Assets; Item 7 - Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002 and Agreement of Merger between
Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002; and Item 8 - Change in Fiscal Year (SEC File #000-29913) filed April 2, 2002.

                                   SIGNATURES

     In accordance with Section 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONCIERGE  TECHNOLOGIES,  INC.



Date:  April  13,  2002             By/s/ Allen E. Kahn
                                      ------------------------------------------
                                      Allen  E.  Kahn,  President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April  13,  2002               /s/ Allen E. Kahn
                                      ------------------------------------------
                                      Allen  E.  Kahn,  President, Chief
                                        Financial  Officer  and  Director




Date:  April  13,  2002               /s/ F. P. Flaherty
                                      ------------------------------------------
                                      F. Patrick Flaherty, Executive  Vice
                                        President




Date:  April    ,  2002
                                      ------------------------------------------
                                      James  E.  Kirk,  Secretary  and  Director




Date:  April  13,  2002               /s/ Herbert Marcus III
                                      ------------------------------------------
                                      Herbert  Marcus  III,  Director

Date:  April  13,  2002               /s/ Harry F. Camp
                                      ------------------------------------------
                                      Harry  F.  Camp,  Director





Date:  April  13,  2002               /s/ David W. Neibert
                                      ------------------------------------------
                                      David  W.  Neibert,  Director




Date:  April  13,  2002                /s/ Samuel C. H. Wu
                                      ------------------------------------------
                                      Samuel  C.H.  Wu,  Director