Form 10QSB
period 2002-03-31
CONCIERGE TECHNOLOGIES INC
filed 2002-05-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                          CONCIERGE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

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

     As of May 13, 2002, there were 120,057,713 shares of the Registrant's Common Stock, no par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

     CURRENT  ASSETS:
          Cash & cash equivalents                                   $     9,807
          Prepaid Expenses                                              245,800
                                                                    -----------
               Total current assets                                     255,607

     EQUIPMENT, NET                                                         559
                                                                    -----------
                                                                    $   256,166
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

     CURRENT  LIABILITIES:
          Accrued expenses                                          $   200,353
          Loans Payable-related parties                                 293,208
                                                                    -----------
               Total current liabilities                                493,561

     SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
       SUBJECT TO CONTINGENCY                                         1,663,290

     SHARES OF CONCIERGE, INC. ISSUED SUBJECT TO CONTINGENCY            266,610

     STOCKHOLDERS'  DEFICIT:
          Preferred stock, par value $.001 per share;
            10,000,000 shares  authorized;  none  issued                      -
          Common stock, par value $.001 per share;
            190,000,000 shares authorized; issued and
            outstanding 120,057,713                                     120,058
          Shares to be issued                                            29,983
          Deficit accumulated during the development stage           (2,317,336)
                                                                    -----------
               Total stockholders' deficit                           (2,167,295)
                                                                    -----------
                                                                    $   256,166
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
          NINE MONTHS ENDED MARCH 31, 2002 & 2001 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2002
                                  (Unaudited)


                                                                 SEPTEMBER 20,
                                                               1996  (INCEPTION)
                                       2002         2001       TO MARCH 31, 2002
                                  ------------  -------------  -----------------
REVENUE                           $          -  $           -    $           -

COSTS  AND  EXPENSES
     Product  launch  Expenses               -        241,928        1,077,785
     General & Administrative
       Expenses                         88,800        284,737        1,008,824
                                  ------------  -------------    -------------
     TOTAL COSTS AND EXPENSES           88,800        526,665        2,086,609
                                  ------------  -------------    -------------

OPERATING  LOSS                        (88,800)      (526,665)      (2,086,609)

Other income - settlement
  income,  net                          52,600              -           52,600
                                  ------------  -------------    -------------

NET LOSS BEFORE INCOME TAXES           (36,200)      (526,665)      (2,034,009)

     Provision of Income Taxes             800            800            4,800
                                  ------------  -------------    -------------

NET LOSS                          $    (37,000) $    (527,465)   $  (2,038,809)*
                                  ============  =============    =============

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING,
  BASIC AND DILUTED                120,057,713    120,057,713
                                  ============  =============

BASIC AND DILUTED NET LOSS
  PER SHARE                       $    (0.0003) $     (0.0044)
                                  ============  =============


     * Deficit accumulated during the development stage per the Balance sheet as of March 31, 2002 includes a charge of $278,527 to the deficit, related to merger with Concierge, Inc.

     Subscription received for common stock were not included in the computation of diluted EPS because the effect of their exercise would be anti-dilutive.



   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED MARCH 31, 2002 & 2001 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2002
                                  (Unaudited)


                                                                           SEPTEMBER 20,
                                                                         1996  (INCEPTION)
                                                 2002         2001       TO MARCH 31, 2002
                                            ------------  -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                               $    (37,000) $   (527,465)    $ (2,038,809)
     Adjustments to reconcile net loss
       to net cash used in operating
       activities:
         Depreciation and amortization             1,551         1,808           12,351
         Stock  issued  for  services                  -             -            7,374
         Increase  in  current  assets:
           Prepaid  Expenses                           -             -         (245,800)
         Increase/(decrease) in current
         liabilities:
           Accrued  expenses                      25,078       (67,602)          15,821
                                            ------------  ------------     ------------
         Net cash used in operating
         activities                              (10,371)     (593,259)       (2,249,063)
                                            ------------  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property & equipment               -             -          (12,910)
                                            ------------  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds  from  Issuance of Shares                -             -          567,007
     Proceeds from advance subscriptions          29,983       487,500        1,772,983
     Costs and expenses of advance
       subscriptions                                   -             -          (79,710)
     Proceeds  from  borrowings                        -        22,000                -
     Proceeds from (repayments of)
       related party loans                       (10,500)            -           11,500
                                            ------------  ------------     ------------

     Net cash provided by financing
     activities                                   19,483       509,500        2,271,780
                                            ------------  ------------     ------------

NET  INCREASE/(DECREASE)  IN  CASH                 9,112       (83,759)           9,807

CASH,  BEGINNING  BALANCE                            695        85,105                -
                                            ------------  ------------     ------------

CASH, ENDING BALANCE                        $      9,807  $      1,346     $      9,807
                                            ============  ============     ============



   The accompanying notes are an integral part of these financial statements.

                                CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Starfest, Inc. (the Company), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August, 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc.

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $ 314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (see note 10).

Concierge, Inc. ("CI"), was a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The CI had undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA "). "PCA " will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Principles  of  Recapitalization

The accompanying financial statements for the period ended March 31, 2002 and 2001 include the accounts of the CI for the nine-month periods ended March 31, 2002 and 2001. The operations of the Company have been included with those of CI since the date of consummation of the merger. For accounting purposes, the transaction between the Company and CI has been treated as a recapitalization of the Company, with CI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2001. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT  PRONOUNCEMENTS

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

                                CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

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

The adoption of above pronouncements did not materially impact the Company's financial position or results of operations.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue during the period ended March 31, 2002 and the Company has incurred net losses from inception to March 31, 2002 of $2,317,336 including a net loss of $37,000 during the nine month period ended March 31, 2002. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

                                CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


additional equity (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.     PREPAID  EXPENSES

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

5.     NOTES  PAYABLE  -  RELATED  PARTIES

Notes payable to certain shareholders are non-interest bearing, unsecured and due on demand.

6.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through March 31, 2002, the Company incurred net operating losses for tax purposes of approximately $2,039,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at March 31, 2002. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of March 31, 2002 and 2001 were approximately $816,000 and $580,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

                                CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


7.     SHARES  OF  CONCIERGE,  INC.  ISSUED  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through March 31, 2002, were 680,504 for cash and services amounting $266,610.

8.     SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) entered into subscription agreements to issue "post merger" shares in exchange for cash. Through December 31, 2000, CI had received advance subscriptions for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. In the event the merger between CI and the Company is not completed prior to November 31, 2000, the obligation of the Company under this agreement may be satisfied by the issuance of shares in the Company equivalent on a pro-rata basis to the number of shares in "post merger" Corporation that are subject to this agreement.

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of March 31, 2002.

9.     SHARES  TO  BE  ISSUED

During the three month period ended March 31, 2002, the Company received a net amount of $29,983 for 500,000 shares of common stock at $.06 per share, to be issued under a private placement. Through March 31, 2002, the Company has not issued any shares for the subscription received.

                                CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


10.    MERGER  AGREEMENT

On January 26, 2000 the Company entered into an agreement of merger with Concierge, Inc. (CI), a California Corporation. Under the agreement, the outstanding 1,376,380 share of common stock of the CI were converted into 96,957,713 common stock of the Company on the basis of 70.444 shares of the Company for each share outstanding of the CI. The 96,957,713 post merger shares were distributed to the shareholders of CI on a pro-rata basis. For accounting purposes, the transaction was treated as a recapitalization of the CI, with CI as the accounting acquirer (reverse acquisition), and was accounted for in a manner similar to a pooling of interests. The operations of the Company have been included with those of the CI from the acquisition date. The Company had minimal assets before the merger and did not have significant operations prior to the merger. The merger was subject to approval by shareholders of both companies and Securities and Exchange Commission. The merger was consummated on March 20, 2002.

11.    SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax in the nine months periods ended March 31, 2002 and 2001. Total amount paid for income taxes from September 20, 1996 (inception) through March 31, 2002 amounted to $4,000. The Company paid $0 for interest during the periods ended March 31, 2002 and 2001. Total amount paid for interest from September 20, 1996 (inception) through March 31, 2002, amounted to $4,227.

The  Cash  flow  statements  do  not  include  effect  of  merger  with  CI.

12.    COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease is 26 months with monthly payments of $1,542. The lease expires on August 31, 2002. Rent was $15,935 and $7,823 for the nine month periods ended March 31, 2002 and 2001, respectively.

Future  minimum  lease  payments  associated  with  the  lease  are  as  follow:

             Twelve  months  ended  March  31                    Amount
             --------------------------------                    ------
                          2003                                    7,710
                                                                  =====

Item  2.     Plan  of  Operation

     On March 20, 2002 the company merged with Concierge, Inc., a Nevada corporation. The company was the surviving entity, but its name was changed to Concierge Technologies, Inc. The company registered 96,957,713 shares of its common stock with the Commission for the merger, and the outstanding capital stock of Concierge, Inc. was converted into these 96,957,713 shares.

     The company - renamed "Concierge Technologies, Inc." with a common stock symbol now of "CNCG" - is now under the management of the officers and directors of former Concierge, Inc., the company that merged with our company and proposes to develop and market its Personal Communications Attendant ("PCA ") and other similar products useful in the world of the Internet, e-mail and telecommunications. Management is actively considering two new products for development.

                                OTHER INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits

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

      2.3        -     Amended  Agreement  of Merger of January 19, 2001 between
                       Starfest,  Inc.  and  Concierge,  Inc.+++

      3.1        -     Articles  of  Incorporation  and  Amended   Articles   of
                       Incorporation  of  Starfest,  Inc.*

      3.2        -     Bylaws  of  Starfest,  Inc.*

      3.3        -     Articles  of  Incorporation  of  Concierge,  Inc.**

      3.4        -     Bylaws  of  Concierge,  Inc.**

      3.5        -     Articles  of Merger of Starfest, Inc. and Concierge, Inc.
                       filed with the Secretary of State of Nevada on March 1, 2002.*+

      3.6        -     Agreement   of   Merger   between   Starfest,  Inc.   and
                       Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.*+

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


     * Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     ** Previously filed with Form S-4 on June 8, 2000; Commission File No. 333-38838, incorporated herein.

     +     Previously  filed  with  Amendment  No. 1 to Form S-4 on September 5,
           2000;  Commission  File  No.  333-38838,  incorporated  herein.

     +++   Previously  filed  with  Amendment No. 3  to  Form S-4 on January 31,
           2001,  Commission  File  No.  333-38838,  incorporated  herein.

     *+ Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.


(B)     Forms  8-K

     Form 8-K - Item 2. Acquisition or Disposition of Assets March 20, 2002, filed April 2, 2002, reporting the merger between Starfest, Inc. and Concierge, Inc. and the resulting change of name from Starfest, Inc. to Concierge Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 14,  2002                     CONCIERGE  TECHNOLOGIES,  INC.


                                          By:/s/Allen  E.  Kahn
                                             -----------------------------------
                                             Allen  E.  Kahn,  President