Form 10KSB
period 2002-06-30
CONCIERGE TECHNOLOGIES INC
filed 2002-10-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                       or
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Concierge Technologies, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)
        (Previous name of Starfest, Inc. was changed on March 20, 2002)


  California                        333-38838                       95-4442384
  ----------                        ---------                       ----------
  (state of                  (Commission File Number)             (IRS Employer
incorporation)                                                     I.D. Number)

                          22048 Sherman Way, Suite 303
                              Canoga Park, CA 91303
                                 (818) 610-0310
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


                              531 Main Street, #963
                              El Segundo, CA 90245
                                 (310) 645-1582
             ------------------------------------------------------
             (Former name or address, if changed since last report)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,112,461 computed by reference to the $0.017 average of the bid and asked price of the Company's Common Stock on October 3, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 126,292,749 shares of Common Stock, $0.001 par value, on April 8, 2002.

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

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item  1.   Description  of  Business                                          1
           Business  Development                                              1
           Business  of  Concierge  Technologies                              2
                Government  Approval  of  Principal  Products                 2
                Government  Regulations                                       3
                Dependence  on  Major  Customers                              3
                Seasonality                                                   3
                Research  and  Development                                    3
                Environmental  Controls                                       3
                Patents,  Trademarks,  Copyrights  and
                  Intellectual  Property                                      3
                Number  of  Employees                                         3

Item  2.   Description  of  Property                                          3
           Facilities                                                         3

Item  3.   Legal  Proceedings                                                 3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security
                Holders                                                       4

Item  5.   Market  for  Common  Equity  and  Related  Stockholder
                Matters                                                       4
           Holders                                                            5
           Rule  144  and  Rule  145  Restrictions  on Trading                5
           Dividends                                                          6
           Penny  Stock  Regulations                                          7
                The  Penny  Stock  Suitability  Rule                          7
                The  Penny  Stock  Disclosure  Rule                           8
                Effects  of  the  Rule                                        9
           Recent  Sales  of  Unregistered  Securities                        9

Item  6.   Plan  of  Operations                                              10
           Liquidity                                                         11

Item  7.   Financial  Statements                                             12

Item  8.   Changes  in  and  Disagreements  With  Accountants  On
                Accounting  and  Financial  Disclosure                       27

Item  9.    Directors,  Executive  Officers,  Promoters  and
                 Control  Persons;  Compliance  with
                 Section  16(a)  of  the  Exchange  Act                      27
                 Section  16(a)  Beneficial  Ownership
                      Reporting  Compliance                                  28

Item  10.   Executive  Compensation                                          28
            Long-Term  Compensation                                          29

Item  11.   Security  Ownership  of  Certain  Beneficial  Owners
                 and  Management                                             29

Item  12.   Certain Relationships and Related Transactions                   30

Item  13.   Exhibits  and  Reports  on  Form 8-K                             31
            (a)     Exhibits                                                 31
            (b)     Reports  on  Form  8-K                                   31

Signatures                                                                   32

ITEM  1.     DESCRIPTION  OF  BUSINESS

Business  Development

     Concierge Technologies, Inc. was incorporated in California on August 18, 1993 as "Fanfest, Inc." On August 29, 1995 its name was changed to Starfest, Inc., and on March 20, 2002 its name was changed to "Concierge Technologies, Inc."

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

     An agreement of merger was entered into between Starfest and Concierge, Inc., a Nevada corporation, on January 26, 2000. The proposed merger was submitted to the shareholders of each of Starfest and Concierge pursuant to a Form S-4 Prospectus-Proxy Statement filed with the Commission.

     As described in Starfest's Form 8-K filed on April 2, 2002 with the Commission (Commission File No. 000-29913), the shareholders of Starfest and Concierge did approve the merger, and the merger was legally effected on March 20, 2002.

        Pursuant  to  the  agreement of  merger between  Starfest and Concierge,

     -  Starfest  was  the  surviving  corporation,

     - The shareholders of Concierge received pro rata for their shares of common stock of Concierge, 99,957,713 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge were cancelled,

     -  The  fiscal  year-end  of  the  corporation  was  changed  to  June  30,

     - The officers and directors of Concierge became the officers and directors of Starfest, and

     -  The  name  of  Starfest  was  changed  to "Concierge Technologies, Inc."

Business  of  Concierge  Technologies

     The business of Concierge Technologies is to conceptualize, design, develop, distribute and market software, hardware and services within the personal communications industry. As of June 30, 2002, we offer one product, which is known by the name "Personal Communications Attendant" or the "PCA". The PCA is in the form of a CD containing a proprietary program application coupled with licensed voice recognition and text-to-speech software than enables a user to retrieve email messages from any remote telephone and have the text of the email message "read" in a computer generated voice. This product was developed and manufactured in limited quantities prior to the completion of the merger with Starfest. Although the product was available for distribution, the Company was without sufficient funds to properly market the product in timely fashion. As a result of the passing time, later introduction of new operating systems, changes in email client code, changes in consumer buying habits, the expanding presence of wireless Internet and email appliances, and the declining use of dial-up voice modems have all contributed to the need to upgrade the PCA product prior to re-engaging an aggressive marketing effort.

     With the PCA in its current form, we do not expect any significant revenues to be generated from retail sales. Until such time as the PCA can be upgraded to a later format, we will only offer the product for sale via its promotion on our website, www.pcahome.com or www.conciergetech.com. The retail price of the PCA is $39.95.

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

     Environmental Controls. Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business.

     Patents, Trademarks, Copyrights and Intellectual Property. Concierge has trademarked its Personal Communications Attendant. It has no patents on the product.

     Number of Employees. On September 30, 2002, we employed no persons full time and no persons part time.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     We  own  no  plants,  real  property  or  personal  property.

Facilities

     Our office facilities are co-located with those of our President and C.O.O., David Neibert, at 22048 Sherman Way, Suite 303, Canoga Park, CA 91303. We have no lease and currently pay no rent. In the event we are able to secure the additional funds required to further our business plan, the shared office space consisting of approximately 880 square feet, including furniture and fixtures, can be leased by us for the amount of $1,235 per month on a one-year lease. Should additional space be needed, there is ample office space available in the vicinity at competitive prices.

ITEM  3.     LEGAL  PROCEEDINGS

     On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, our company, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus interest and legal fees. Concierge did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract.

Brookside had entered into a subscription agreement with Concierge, Inc. which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide.

     As of October 3, 2002, Brookside has not attempted to enforce its judgment. We are in discussions with representatives from Brookside concerning a resolution of the matter. As of October 3, 2002, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

     Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding which a governmental authority is contemplating.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On January 25, 2002 the shareholders of Starfest voted to approve the merger with Concierge Technologies, Inc.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

          Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2000, 2001 and 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                Average  Daily
                                     High          Low          Shares  Traded
                                     ----          ---          --------------
          Calendar  1999:
               3rd  Qtr.            0.2000       0.0600            105,733
               4th  Qtr.            0.1050       0.0450             95,998

          Calendar  2000:
               1st  Qtr.            2.3125       0.075             852,552
               2nd  Qtr.            2.9688       0.3700            215,654
               3rd  Qtr.            0.7813       0.35              108,162
               4th  Qtr.            0.41         0.09375           186,584

          Calendar  2001:
               1st  Qtr.            0.18         0.081              79,969
               2nd  Qtr.            0.25         0.08              146,105
               3rd  Qtr.            0.215        0.035             110,617
               4th  Qtr.            0.26         0.05               98,005


          Calendar  2002:
               1st  Qtr.            0.14         0.049              41,877
               2nd  Qtr.            0.15         0.035             104,629

Holders

     On September 30, 2002 there were approximately 285 holders of record of our common stock. Approximately 63,608,655 shares are held for approximately 4,200 owners of our common stock in the name of "Cede & Co.," which is the record holder for shares in numerous brokerage accounts.

Rule  144  and  Rule  145  Restrictions  on  Trading

     All shares of common stock of the post-merger company issued in the merger to the stockholders of Concierge, Inc. were issued pursuant to registration with the Commission. Nevertheless, there are certain restrictions on the transfer for value of the shares received in the merger by the affiliates of Concierge, Inc. who may be deemed to be underwriters.

     Securities and Exchange Commission rules define as "affiliates" a corporation's executive officers, directors and other persons who, by any manner, exercise control over the corporation's direction and policies. The affiliates of Concierge, Inc. at the time of the merger, in order to sell their shares received in the merger, must either register them for resale or comply with the resale provisions set forth in paragraph (d) of the Commission's Rule 145, unless some other exemption-from-registration provision is available. The resale provisions of paragraph (d) of Rule 145 refer to certain provisions of the Commission's Rule 144 and require, for sales of the shares by such affiliates, that:

          - the company must have been subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act for at least 90 days (which is the case, here),

          - the company must have filed all reports with the Commission required by such rule during the twelve months preceding such sale (or such shorter period that the company was required to file such reports) (which is the case, here),

          - transfers for value by such affiliates can occur only either (1) through broker transactions not involving the solicitation of buyers or (2) directly to market-makers, and

          - each such affiliate can transfer for value, during a 90-day period, no more shares than the greater of one percent of all issued and outstanding shares of common stock of the company (119,957,713 shares immediately after the merger) or the average weekly volume of trading in such common stock reported through the automated quotation system of Nasdaq or the Bulletin Board during the four calendar weeks prior to placing the sell order with a broker-dealer.

     The above resale provisions of Rule 145 shall continue for such affiliates for one year after the merger - until March 20, 2003. Then, only the company's reporting requirement shall continue. When any such affiliate has ceased to be an affiliate of the post-merger company for at least three months, and provided at least two years have elapsed since the date of the merger, then even the requirement that the company file reports with the Commission will no longer be required for such a former affiliate to sell any of the shares acquired in the merger.

     The following table allocates the post-merger company's common stock between restricted and non-restricted stock for Concierge, Inc.'s and Starfest's affiliates at the time of the merger:

                                           Percent of   No. of Shares Restricted
   Post-Merger Company     No. of Shares  Total Issued    by Rules 144 and 145
   -------------------     -------------  ------------  ------------------------
Authorized  shares          190,000,000           -                        -

Issued and outstanding
  shares                    126,292,749       100.0               66,661,909
                            -----------       -----               ----------

Issued and outstanding
  shares to be controlled
  by Concierge, Inc.'s                                            Rule 145:
  affiliates                 59,993,856        47.5               59,993,856

Issued and outstanding
  shares to be controlled                                         Rule 144:
  by Starfest's affiliates      860,000         0.7                  860,000

Shares  issued  for
  services or cash in
  the post-merger period                                          Rule 144:
  to non-affiliates           5,808,053         4.6                5,808,053

Shares in the "public
  float," subject to no
  restrictions on trading    59,630,840        47.2                        -
                            -----------       -----                ---------

                            126,292,749       100.0               66,661,909

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

Dividends

     We have had no earnings and have declared no dividends on our capital stock. Under California law, a company - such as our company - can pay dividends only

          -    from  retained  earnings,  or

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

     The directors' strategy on dividends is to declare and pay dividends only from retained earnings and when the directors deem it prudent and in the best interests of the company to declare and pay dividends.

Penny  Stock  Regulations

     Our common stock trades on the OTC Bulletin Board at a price less than $5 a share and is subject to the rules governing "penny stocks."

     A  "penny  stock"  is  any  stock  that:

     -     sells  for  less  than  $5  a  share.

     - is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

     - is not a stock of a "substantial issuer." We are not now a "substantial issuer" and cannot become one until we have net tangible assets of at least $2 million.

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

     Effects  of  the  Rule
     ----------------------.

     The above penny stock regulatory scheme is a response by the Congress and the Commission to known abuses in the telemarketing of low-priced securities by "boiler shop" operators. The scheme imposes market impediments on the sale and trading of penny stocks. It has a limiting effect on a stockholder's ability to resell a penny stock.

     Our shares likely will trade below $5 a share on the OTC Bulletin Board and be, for some time at least, shares of a "penny stock" subject to the trading market impediments described above.

Recent  Sales  of  Unregistered  Securities

     Our company sold the following shares of its common stock during the last three years without registering the shares:

                No. of                                               Value of
       Date     Shares   Name of Purchaser  Type of Consideration  Consideration
     08-12-02     500,000   Samuel Wu              Cash             $  30,000
     06-20-02   2,532,581   John Everding          Services         $ 119,031
     08-12-02   2,870,259   Ken Lamkin             Services         $ 134,873
     08-12-02     405,213   Trudy Self             Services         $  19,041

     All  of  the  above  sales  were  made  pursuant  to   the  exemption  from
registration provided by the Commission's Regulation D, Rule 506. All purchasers were either accredited investors or, if not, were provided copies of the company's recent filings with the Commission including financial statements meeting the requirements of the Commission's Item 310 of Regulation S-B. All purchasers were provided the opportunity to ask questions of Concierge's management.

ITEM  6.     PLAN  OF  OPERATIONS

     Our plan of operation for the next twelve months is to source and secure a development partner to upgrade the PCA to a viable commercial product. We have initiated discussions with several companies who have the expertise to further the development of the PCA to modern operating systems, and to also provide a multi-user version as well as other feature set upgrades. The final nature of the proposed relationship between us and any development partner is yet to be determined. Once the multi-user, upgraded version of the PCA is completed, we intend to continue our marketing efforts via direct mail, bundled OEM software with new PCs, web based advertising and a physical presence at retail points of purchase. In order to complete the development and initiate the marketing efforts, we project that $500,000 of expenses will be incurred prior to achieving a break-even cash flow position. There is currently no assurance that we will be able to source the needed funds, or that if we are successful in sourcing funds through either debt or equity financing, that such funds will be sufficient to achieve profitability.

     In addition to pursuing an upgrade to its current product offering, we intend to aggressively pursue other opportunities in the field of communication services by partnering with start-up and development stage companies whose products are in the introductory stages. Through a combination of product offerings including wireless airtime, wireless Internet access, software offerings, and subscription services, we hope to build a vertically integrated company able to respond in timely fashion to the consumer demand for communications services. Our management believes that such a vertically integrated company will be worth, as a whole, more than the sum of the otherwise separate entities. As such, management expects the consolidated company to be a more attractive investment opportunity for the financial community in general.

     Leveraging the expertise of its management and directors, who are currently providing their time without charge, we have established contact with several likely strategic partners. Should we be successful in our negotiations, management hopes to be able to acquire control of certain of these targeted companies through an equity exchange and cash compensation. Management is not seeking a transaction that would result in a change of control; however, it is likely that, if the transactions being contemplated by management are to be carried through to conclusion, our current shareholders would suffer some dilution. Further dilution to current shareholders is also possible, and likely, to occur simultaneous with a successful financing effort.

     On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of the company to co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert. He has agreed to provide his services at no charge to the company until such time as we are in a financial position to pay a reasonable salary commensurate with compensation packages paid to other executives of publicly traded companies in similar stages of development within the personal communications industry.

     As of September 30, 2002, we had no employees other than unpaid officers and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances.

Liquidity

     Our  only  source  of  operating  capital  has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. The amount of borrowed funds have been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services earlier in the fiscal year.

     Although our management will continue to provide service to the Company for the near term without pay, we will still require additional funding to maintain the corporation and further the development of the PCA product. Management hopes to source the needed funds through a debt financing of the acquisitions targeted for the next several months. If the financing is not available, the acquisitions themselves will also not be completed. In the event either the financing or the proposed acquisitions are not completed, our funds will be exhausted and continuing operations may be impossible.

ITEM  7.     FINANCIAL  STATEMENTS  INDEX

     The  financial  statements  of  the  company  appear  as  follows:

     Independent  Auditors'  Report                                          13
     Balance  Sheet,  June  30,  2002                                        14
     Statements  of  Operations,  Twelve  Months  Ended  June  30,
          2002  and  June  30,  2001  and  the  Period  from
          September 20, 1996 (Inception) to June 30, 2002                    15
     Statements  of  Changes  in  Stockholders'  Equity  (Deficit),
          Advance  Subscriptions  and  Common  Stock
          Subject  to  Contingency  for  the  Period  September  30,
          1996  (Inception)  to  June  30, 2002                              16
     Statements  of  Cash  Flows,  Years  Ended  June  30,  2002
          and  June  30,  2001  and  the  Period  from
          September 20, 1996 (Inception) to June 30, 2002                    17
     Notes  to  Financial  Statements                                        18

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  and  Board  of  Directors
Concierge  Technologies,  Inc.

We have audited the accompanying balance sheet of Concierge Technologies, Inc. (a development stage company) as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the period then ended and for the period from September 20, 1996 (inception), to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Concierge Technologies, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the period then ended and from September 20, 1996 (inception), to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has not earned any revenue since its inception and has accumulated deficit of $2,758,565 at June 30, 2002, including a net loss of $478,229 during the year ended June 30, 2002. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
September  26,  2002

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                       $       655
     Prepaid Expenses                                                  245,800
                                                                     ---------
         Total current assets                                          246,455

     EQUIPMENT, net                                                        903
                                                                     ---------

                                                                   $   247,358
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                     --------------------------------------

CURRENT  LIABILITIES:
     Accrued expenses                                              $   348,796
     Loans Payable-Shareholders                                        304,208
                                                                   -----------
          Total current liabilities                                    653,004

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
  SUBJECT TO CONTINGENCY                                             1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                             266,610

STOCKHOLDERS'  DEFICIT:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued

     Common  stock,  no  par  value;  190,000,000  shares
       authorized; issued and outstanding 122,590,294                  239,089
     Shares to be issued                                               183,930
     Deficit accumulated during the development stage               (2,758,565)
                                                                   -----------
          Total stockholders' deficit                               (2,335,546)
                                                                   -----------

                                                                   $   247,358
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
             YEARS ENDED JUNE 30, 2002 AND 2001 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2002

                                                                 SEPTEMBER 20,
                                      JUNE 30,     JUNE 30,     1996 (INCEPTION)
                                        2002         2001       TO JUNE 30, 2002
                                     -----------  ------------  ----------------
REVENUE                              $         -  $          -   $         -

COSTS  AND  EXPENSES
  Product  launch  Expenses                    -       230,241     1,077,785
  General & Administrative Expenses      395,029       313,039     1,315,053
                                     -----------  ------------   -----------
    TOTAL COSTS AND EXPENSES             395,029       543,280     2,392,838

OTHER  INCOME/(EXPENSES)
  Settlement  income,  net                52,600             -        52,600
  Litigation  settlement                (135,000)            -      (135,000)
                                     -----------  ------------   -----------
    TOTAL  OTHER  INCOME/(EXPENSES)      (82,400)            -       (82,400)
                                     -----------  ------------   -----------

NET LOSS BEFORE INCOME TAXES            (477,429)     (543,280)   (2,475,238)

  Provision  of  Income  Taxes               800           800         4,800
                                     -----------  ------------   -----------

NET LOSS                             $  (478,229)  $  (544,080)  $(2,480,038)
                                     ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OF
  COMMON  STOCK  OUTSTANDING,
  BASIC AND DILUTED                  120,134,037   120,057,713
                                     ===========   ===========

BASIC AND DILUTED NET LOSS
  PER SHARE                          $    (0.004)  $    (0.005)
                                     ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), ADVANCE
                                  SUBSCRIPTIONS
                    AND COMMON STOCK SUBJECT TO CONTINGENCY
         FOR THE PERIOD SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2002

                                  Common Stock                                                                        Common Stock
                         Number of   Par     Additional      Shares      Accumulated   Stockholders'      Advance      subject to
                          shares    value  Paid In Capital to be issued    Deficit    Equity (deficit)  Subscriptions  contingency
                         ---------  -----  --------------- ------------  -----------  ----------------  ------------- -------------
Common Stock issued
  for cash though
  June 30, 1997            176,306 $  1,763   $ 106,162             -    $         -    $    107,925     $         -    $       -

Common stock issued
  for services through
  June 30, 1997            621,545    6,215           -             -              -           6,215               -            -

Net loss through
  June  30, 1997                 -        -           -             -        (96,933)        (96,933)              -            -
                       ----------------------------------------------------------------------------------------------------------

Balance at
  June 30, 1997            797,851    7,978     106,162             -        (96,933)         17,207               -            -

Common Stock issued
  for cash in the year
  ended June 30, 1998      137,475    1,375     194,650             -              -         196,025               -            -

Common stock issued
  for services in
  the year ended
  June 30, 1998             22,550      226           -             -              -             226               -            -

Net loss for the year
  ended June 30, 1998            -        -           -             -       (283,891)       (283,891)              -            -
                       ----------------------------------------------------------------------------------------------------------

Balance at June 30,
  1998                     957,876    9,579     300,812             -       (380,824)        (70,433)              -            -

Common Stock issued
  for cash in the year
  ended June 30, 1999      208,000        -           -             -              -               -               -       60,996

Common stock issued
  for  services in
  the year ended
  June 30, 1999                450        -           -             -              -               -               -            4

Net loss for the year
  ended June 30, 1999            -        -           -             -        (89,919)        (89,919)              -            -
                       ----------------------------------------------------------------------------------------------------------

Balance at
  June 30, 1999          1,166,326    9,579     300,812             -       (470,743)       (160,352)              -       61,000

Acquisition and
  retirement  of
  Common  shares          (262,000)  (2,620)          -             -              -          (2,620)              -            -

Common Stock issued
  for cash in the year
  ended June 30, 2000      117,184        -           -             -              -               -               -      202,061

Common stock issued
  for services in
  the year ended
  June 30, 2000            354,870        -           -             -              -               -               -        3,549

Post acquisition stock
  subscription  funds
  received net of costs
  & expenses of $79,710          -        -           -             -              -               -       1,175,790            -

Net loss for the year
  ended June 30, 2000            -        -           -             -        (986,986)       (986,986)             -            -
                       ----------------------------------------------------------------------------------------------------------

Balance at
  June 30, 2000          1,376,380    6,959     300,812             -      (1,457,729)     (1,149,958)     1,175,790      266,610

Post acquisition
  stock subscription
  funds received                 -        -           -             -               -               -        487,500            -

Net loss for the year
  ended June 30, 2001            -        -           -             -        (544,080)       (544,080)             -            -
                       ----------------------------------------------------------------------------------------------------------

Balance at
  June 30, 2001          1,376,380    6,959     300,812             -      (2,001,809)     (1,694,038)     1,663,290      266,610

Recapitalization
  upon merger          118,681,333  113,099    (300,812)            -        (278,527)       (466,240)             -            -

Stock subscription
  received for
  500,000 shares                 -        -           -        29,983              -           29,983              -            -

Stock issued for
  services               2,532,581  119,031           -             -              -          119,031              -            -

Stock to be issued
  for services -
  3,275,472 shares               -        -           -       153,947              -          153,947              -            -

Net loss for the year
  ended June 30, 2002            -        -           -             -       (478,229)        (478,229)             -            -
                       ----------------------------------------------------------------------------------------------------------
Balance at
  June 30, 2002        122,590,294 $239,089   $       -      $ 183,930   $(2,758,565)   $  (2,335,546)   $ 1,663,290    $ 266,610
                       ==========================================================================================================


   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
             YEARS ENDED JUNE 30, 2002 AND 2001 AND THE PERIOD FROM
                 SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2002

                                                                 SEPTEMBER 20,
                                      JUNE 30,     JUNE 30,     1996 (INCEPTION)
                                        2002         2001       TO JUNE 30, 2002
                                     -----------  ------------  ----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                           $ (478,229)  $  (544,080)    $(2,480,038)
  Adjustments to reconcile net
    loss to net cash used in
    operating  activities:
      Depreciation and amortization       1,207         2,582          12,007
      Stock issued for services         119,031             -         126,405
      Stock to be issued for services   153,947                       153,947
      Increase  in  current  assets:
        Prepaid  Expenses                     -             -        (245,800)
      Increase/(decrease) in
      current  liabilities:
        Accrued  expenses               173,521       (48,012)        264,264
      Payroll tax payable                     -        (4,400)              -
                                     ----------   -----------     -----------
      Net cash used in
        operating activities            (30,523)     (593,910)     (2,169,215)
                                     ----------   -----------     -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
      Note  receivable  -
        related party                         -            -         (100,000)
      Acquisition of property
        &  equipment                          -            -          (12,910)
                                     ----------   -----------     -----------
      Net cash used in investing
        activities                            -            -         (112,910)
                                     ----------   -----------     -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from Issuance of Shares            -            -          567,007
  Proceeds from advance
    subscriptions                        29,983      487,500        1,772,983
  Costs and expenses of advance
    subscriptions                             -            -          (79,710)
  Proceeds from (repayments of)
    related  party  loans                   500       22,000           22,500
                                     ----------   -----------     -----------
  Net cash provided by financing
    activities                           30,483      509,500        2,282,780
                                     ----------   -----------     -----------

NET INCREASE/(DECREASE) IN CASH &
 CASH EQUIVALENTS                           (40)     (84,410)             655

CASH & CASH EQUIVALENTS,
  BEGINNING  BALANCE                        695       85,105                -
                                     ----------   -----------     -----------

CASH & CASH EQUIVALENTS,
  ENDING BALANCE                     $      655   $      695      $       655
                                     ==========   ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (see note 11). The Company is the surviving entity as a result of the merger.

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

Principles  of  Recapitalization

The accompanying financial statements for the period ended June 30, 2002 and 2001 include the accounts of the CI for the twelve-month periods ended June 30, 2002 and 2001. The operations of the Company have been included with those of CI since the date of consummation of the merger. For accounting purposes, the transaction between the Company and CI has been treated as a recapitalization of the Company, with CI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. Proforma financial statements are not presented as the net assets of the Company were insignificant prior to merger.

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

Equipment

Equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

Revenue  Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. The Company does not charge monthly service fee, instead charges only one-time purchase price and the option of buying upgrades at a fixed fee based on fair value of the upgrade. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue in the years ended June 30, 2002 and 2001.

Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of June 30, 2002 and 2001.

Advertising

The  Company  expenses  advertising  costs  as  incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT  PRONOUNCEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Adoption of SFAS No. 144 does not have a material impact on the Company's financial statements.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue during the year ended June 30, 2002 and the Company has accumulated deficit of $2,758,565 at June 30, 2002, including a net loss of $478,229 during the year ended June 30, 2002. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended June 30, 2002, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.     EQUIPMENT

                                                        June  30,  2002
                                                        ---------------
                 Equipment                                 $  12,910
                 Less:  Accumulated  depreciation             12,007
                                                           ---------
                                                           $     903
                                                           =========

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

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

6.     NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to shareholders amount $5,000 due September 30, 2002 and $8,000 due February 15, 2003 with interest rate of 10% per annum on both. The remaining notes payable to shareholders of $291,208 are non-interest bearing, unsecured and due on demand.

7.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2002, the Company incurred net operating losses for tax purposes of approximately $2,480,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at June 30, 2002. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2002 was approximately $992,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

8.     SHARES  OF  CONCIERGE,  INC.  ISSUED  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. For the reasons stated in Note 9 below with regard to sales of securities during the period from July 1 through September 15, 2000, which securities may have been sold without the benefit of an exemption from registration, all sales of securities by CI from and after December 1998 until the merger with Concierge Technologies, Inc. could be integrated with these sales in 2000 and could therefore be deemed to have also been issued without the benefit of an exemption from federal or state registration. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through June 30, 2002, were 680,504 for cash and services amounting $266,610.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


9.     SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) entered into subscription agreements to issue "post merger" shares in exchange for cash. Through December 31, 2000, CI had received advance subscriptions for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. Per the subscription agreement, in the event the merger between CI and the Company is not completed prior to November 31, 2000, the obligation of the Company under this agreement may be satisfied by the issuance of shares in the Company equivalent on a pro-rata basis to the number of shares in "post merger" Corporation that are subject to this agreement.

As mentioned in Note 11, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of June 30, 2002.

10.    SHARES  ISSUED  AND  TO  BE  ISSUED

During the year ended June 30, 2002, the Company issued 2,532,581 shares for consulting services of $$119,031. The Company did not issue any shares in the year ended December 31, 2001.

During the year ended June 30, 2002, the Company received a net amount of $29,983 for 500,000 shares of common stock at $.06 per share, to be issued under a private placement. As of June 30, 2002, the Company has not issued any shares for the subscription received. During the year ended June 30, 2002, the Company incurred consulting expenses of $153,947 for which 3,275,472 shares of common stock will be issued. All of these shares were issued in August 2002.

11.    MERGER  AGREEMENT

On January 26, 2000 the Company entered into an agreement of merger with Concierge, Inc. (CI), a California Corporation. Under the agreement, the outstanding 1,376,380 share of common stock of the CI were converted into 96,957,713 common stock of the Company on the basis of 70.444 shares of the

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

12.    SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for income tax in the years ended June 30, 2002 and 2001. Total amount paid for income taxes from September 20, 1996 (inception) through March 31, 2002 amounted to $4,800. The Company paid $158 for interest during the periods ended June 30, 2002 and $-0- for 2001. Total amount paid for interest from September 20, 1996 (inception) through June 30, 2002, amounted to $4,385.

The Company issued 2,532,581 shares of common stock for consulting fees amounting $119,031 during the fiscal year ended June 30, 2002. Valuation of shares is based on the estimated fair market value of the services performed.

The  Cash  flow  statements  do  not  include  effect  of  merger  with  CI.

13.    COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease is 26 months with monthly payments of $1,542. The lease expires on August 31, 2002. Rent was $18,504 and $18,501 for the year ended June 30, 2002 and 2001, respectively.

Future  minimum  lease  payments  associated  with  the  lease  are  as  follow:

           Twelve  months  ended  June  30              Amount
           -------------------------------              ------
                        2003                             3,084

14.    LITIGATION

Concierge, Inc. filed a complaint against Emerald-Delaware, Inc. (ED), in the superior court for the County of Contra Costa on March 9, 2001 for breach of contract, negligence, fraud etc in relation to development of its products PCA. ED filed a cross complaint in the same court. The parties reached a settlement on October 9, 2001, whereby ED agreed to compensate CI by $50,000. The settlement amount was received during the year ended June 30, 2002 and has been reflected as settlement income in the financial statements.

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


entered into a subscription agreement with Concierge, Inc. which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as litigation settlement in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     Set  forth  below  are  the  names,  and  terms  of  office  of each of the directors, executive officers and significant employees of Concierge Technologies at September 30, 2002 and a description of the business experience of each.

                                                    Office Held       Term of
          Person                   Offices              Since          Office
     David  W.  Neibert   President  and  Director     06-2002          2003
     James  E.  Kirk      Secretary  and  Director     09-1996          2003
     Samuel  Wu           Director                     03-2002          2003
     Allen  E.  Kahn      Chairman, CEO, CFO and
                            Director                   09-1996          2003
     Patrick  Flaherty    Director                     08-2002          2003

     David W. Neibert. Mr. Neibert has been the President of Concierge Technologies since June 17, 2002. Prior to assuming the duties of President, Mr. Neibert was, and remains, a director of Concierge Technologies since 1999.
Mr. Neibert is also the president of The Wallen Group, a general partnership providing consulting services to wireless communications companies and other high technology firms in development stages. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and Midland USA, and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. Intek Global Corporation was subsequently acquired by their majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, California, Kansas City, Missouri New York, New York, and Midsomer Norton, England during his tenure with Intek Global Corporation from 1992 until 1997.

     James E. Kirk, Esq. Mr. Kirk is Corporate Secretary and General Counsel and has served as a Director of Concierge, Inc. since inception. He is a graduate of Wichita State University and holds LLB and JD degrees from the law school of Washburn University. Mr. Kirk is an attorney in private practice in Albuquerque, New Mexico.

     Samuel C.H. Wu. With nearly 20 years of experience in engineering, banking and finance, Mr. Wu has played a pivotal role in developing and managing national and international business activity relationships for organizations in the public and private sectors. He was a senior marketing/credit officer with the Bank of America -World Banking Division in Tokyo, London and Hong Kong before founding Woodsford Shipping & Trading Co., Ltd. Under Mr. Wu's guidance, Woodsford has become a preeminent firm in the area's import/export and financial markets. He has been actively involved in the affairs of Concierge since its inception. Mr. Wu is fluent in English, Japanese and a number of Chinese dialects. He is a graduate of the University of California, Berkeley, where he received his BSEE in electronics and computer sciences and MBA. He has also taken advanced studies in manufacturing, quality assurance and community medicine.

     Allen E. Kahn. Mr. Kahn entered the computer industry as a Systems Engineer with IBM and subsequently held a series of technical, sales, marketing and management positions with other multi-billion dollar corporations before becoming President and CEO of two companies marketing data communications hardware and software. He has extensive experience in voice technology, optical character recognition, data communications and other technical elements of the PCA, which he conceived. Mr. Kahn is an honors graduate of the University of Texas at El Paso and pursued postgraduate studies in Business Administration at UTEP and California State University, Long Beach.

     Patrick Flaherty. Mr. Flaherty has been in the technology related business for over 30 years. During the last five years, he has been president of Manhattan Resources, a consulting company specializing in Network Communications and Storage Management. In late 1999 he became Senior Vice President of Concierge, Inc., and served in that position until March of 2002. Since April 2002, he has resumed his consulting business and was elected to the board of Concierge Technologies, Inc. in August of 2002.

     There  are  no  family  relationships  between  the directors and officers.
There  are  no  significant  employees of Concierge who are not described above.

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The following information concerns the compensation of our chief executive officer for the last three completed fiscal years. No other executive officers or individuals received total annual salary and bonus that exceeded $100,000 during the last three completed fiscal years.

                                                                 Shares of
     Name of Chief Executive Officer   Year    Cash Salary  Common Stock Awarded
     Allen Kahn                        2002          0                  0
     Michael Huemmer                   2002          0                  0
     Michael Huemmer                   2001          0                  0
     Michael Huemmer                   2000          0            302,001(1)
     Thomas J. Kenan                   2000          0                  0
     Herb Gronauer                     2000          0                  0
-------------------------


(1) The value of the 302,001 shares of stock awarded to Mr. Huemmer was $15,100 when the award was made, based upon the $0.045 bid price of the stock on the OTC Bulletin Board the day the shares were awarded.

     Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during or with respect to the period ended June 30, 2002. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     There are no employment contracts, compensatory plans or arrangements with respect to any director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment, any change in control, or a change in the person's responsibilities following a change in control.

 Long-Term  Compensation

     We have no long-term compensation plans or employment agreements with any of our officers or directors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth the ownership, as of September 30, 2002 of each individual known to management to be the beneficial owner of more than five percent of the company's common stock, by all directors, and named executive officers, individually and as a group.

 Name  and  Address  of                      Amount          Percent  of
    Beneficial  Owner                        Owned              Class
 ----------------------                      ------          -----------
Allen  E.  Kahn
7547  W.  Manchester  Ave.,  No.  325
Los  Angeles,  CA  90045                    24,988,135            19.8%

Samuel  C.H.  Wu
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China                          20,355,437            16.1%

Polly  Force  Co.,  Ltd.
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China                          10,805,680(1)          8.6%

East  Asia  Strategic  Holdings,  Ltd.
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China                           7,395,137             5.8%

F.  Patrick  Flaherty
637  29th  Street
Manhattan  Beach,  CA  90266                 4,727,485             3.7%

James  E.  Kirk
1401  Kirby,  N.E.
Albuquerque,  NM  87112                      3,883,291             3.1%

David  W.  Neibert
24028  Clarington  Drive
West  Hills,  CA  91304                        715,876              (2)

Officers  and  Directors
  as  a  Group  (5  persons)                54,670,224           43.29%

(1) Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.

(2)  Less  than  one  percent.

     There are no agreements between or among any of the shareholders that would restrict the issuance of shares in a manner that would cause any change in control of the company. There are no voting trusts, pooling arrangements or similar agreements in the place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near future.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     There were no transactions during the past two years, or proposed transactions, to which Concierge Technologies was or is to be a party, in which any director, executive officer, nominee for election as a director, any security holder named in Item 10 above and any immediate family member of any of the foregoing persons had or is to have a direct or indirect material interest.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     The  following  exhibits  are  filed  as  part  of  this  Form  10-KSB:

     Exhibit  No.                    Description
     ------------                    -----------

      2          -     Stock  Purchase  Agreement  of  March  6,  2000  between
                       Starfest,  Inc.  and  MAS  Capital,  Inc.*

      3.1        -     Certificate  of  Amendment of  Articles of Incorporation
                       of   Starfest,  Inc.    and   its  earlier  articles  of
                       incorporation.*

      3.2        -     Bylaws  of  Concierge, Inc.,  which became the Bylaws of
                       Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

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

                                   CONCIERGE  TECHNOLOGIES,  INC.


                                   By:/s/  David  W.  Neibert
Date:  October  14,  2002             ------------------------------------------
                                      David  W.  Neibert,  President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/  David  W.  Neibert
Date:  October  14,  2002          ---------------------------------------------
                                   David  W.  Neibert,  President  and  Director


                                   /s/  Allen  E.  Kahn
Date:  October  14,  2002          ---------------------------------------------
                                   Allen E. Kahn, Chief Executive Officer, Chief
                                     Financial  Officer  and  Director


                                   /s/  F. Patrick  Flaherty
Date:  October  13,  2002          ---------------------------------------------
                                   F.  Patrick  Flaherty,  Director


                                   /s/  James  E.  Kirk
Date:  October  15,  2002          ---------------------------------------------
                                   James  E.  Kirk,  Secretary  and  Director


                                   /s/  Samuel  C.H.  Wu
Date:  October  13,  2002          ---------------------------------------------
                                   Samuel  C.H.  Wu,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In  connection  with  the  accompanying  Annual  Report  of  Concierge
Technologies, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 2002 (the "Report"), I, Allen E. Kahn, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Allen  E.  Kahn
Dated:  October  14,  2002
                                       Allen  E.  Kahn
                                       Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In  connection  with  the  accompanying  Annual  Report  of  Concierge
Technologies, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 2002 (the "Report"), I, Allen E. Kahn, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           /s/  Allen  E.  Kahn
Dated:  October  14,  2002
                                           Allen  E.  Kahn
                                           Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a SEPARATE DISCLOSURE DOCUMENT.