Form 10KSB/A
period 2002-06-30
CONCIERGE TECHNOLOGIES INC
filed 2002-10-21
CIK 1005101

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.  M.  FULLER  (1920-1999)                              TELEPHONE  405-235-2575
JERRY  TUBB                                              FACSIMILE  405-232-8384
DAVID  POMEROY
TERRY  STOKES
  -------

OF  COUNSEL:
MICHAEL  A.  BICKFORD
THOMAS  J.  KENAN
ROLAND  TAGUE
BRADLEY  D.  AVEY

                                October 17, 2002


Office  of  Small  Business
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  DC   20549

                    Re:     Concierge  Technologies,  Inc.
                            Commission  File  No.  333-38838
                            Amendment  No.  1  to  Form  10-KSB
                            FYE  06-30-02

Gentlemen:

     The attached Amendment No. 1 to Form 10-KSB is being filed solely to (1) add Item 14 - Controls and Procedures; and (2) add Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     If you have any questions that might be properly handled by conversing with the undersigned, please do so at my telephone number 405-235-2575, fax number
405-232-8384,  or  e-mail  at  kenan@ftpslaw.com.

                                   Sincerely,


                                   /s/  Thomas  J.  Kenan

                                   Thomas  J.  Kenan
                                   e-mail:  kenan@ftpslaw.com

cc:  David  W.  Neibert,  President
     Hamid  Kabani,  C.P.A.

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

Item  8.   Changes  in  and  Disagreements  With  Accountants  On
                Accounting  and  Financial  Disclosure                       27

Item  9.    Directors,  Executive  Officers,  Promoters  and
                 Control  Persons;  Compliance  with
                 Section  16(a)  of  the  Exchange  Act                      27
                 Section  16(a)  Beneficial  Ownership
                      Reporting  Compliance                                  28

Item  10.   Executive  Compensation                                          28
            Long-Term  Compensation                                          29

Item  11.   Security  Ownership  of  Certain  Beneficial  Owners
                 and  Management                                             29

Item  12.   Certain Relationships and Related Transactions                   30

Item  13.   Exhibits  and  Reports  on  Form 8-K                             31
            (a)     Exhibits                                                 31
            (b)     Reports  on  Form  8-K                                   31


Item  14    Controls and Procedures                                          32


Signatures                                                                   32

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


Item  14.     Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.


                                   SIGNATURES

     In accordance with Section 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONCIERGE  TECHNOLOGIES,  INC.


                                   By:/s/  David  W.  Neibert
Date:  October  17,  2002             ------------------------------------------
                                      David  W.  Neibert,  President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   /s/  David  W.  Neibert
Date:  October  17,  2002          ---------------------------------------------
                                   David  W.  Neibert,  President  and  Director


                                   /s/  Allen  E.  Kahn
Date:  October  17,  2002          ---------------------------------------------
                                   Allen E. Kahn, Chief Executive Officer, Chief
                                     Financial  Officer  and  Director


                                   /s/  F. Patrick  Flaherty
Date:  October  17,  2002          ---------------------------------------------
                                   F.  Patrick  Flaherty,  Director


                                   /s/  James  E.  Kirk
Date:  October  18,  2002          ---------------------------------------------
                                   James  E.  Kirk,  Secretary  and  Director


                                   /s/  Samuel  C.H.  Wu
Date:  October  18,  2002          ---------------------------------------------
                                   Samuel  C.H.  Wu,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I,  Allen  E.  Kahn,  Chief  Executive  Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Concierge Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  17,  2002                 /s/  Allen  E.  Kahn

                                          Allen  E.  Kahn
                                          Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I,  Allen  E.  Kahn,  Chief  Financial  Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Concierge Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  17,  2002                 /s/  Allen  E.  Kahn

                                          Allen  E.  Kahn
                                          Chief  Financial  Officer

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


                                       /s/  Allen  E.  Kahn
Dated:  October 17 ,  2002
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


                                           /s/  Allen  E.  Kahn
Dated:  October  17,  2002
                                           Allen  E.  Kahn
                                           Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a SEPARATE DISCLOSURE DOCUMENT.