Form 10QSB
period 2002-09-30
CONCIERGE TECHNOLOGIES INC
filed 2002-11-19
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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


                          22048 Sherman Way, Suite 303
                              Canoga Park, CA 91303
                                  818-610-0310
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of November 1, 2002, there were 126,292,749 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page

Balance  Sheet  September  30,  2002  (Unaudited)                             3
Statements  of  Operations  Three  Month  Periods  Ended
     September  30,  2002  and  2001  and  the
     Period  from  September  20,  1996  (Inception)  to
     September  30,  2002  (Unaudited)                                        4
Statements  of  Cash  Flows  Periods  Ended  September  30,  2002
     and 2001 and the Period from September 20, 1996 (Inception)
     to  September  30,  2002  (Unaudited)                                    5
Notes  to  Unaudited  Financial  Statements                                   6

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     2,313
     Prepaid Expenses                                                   245,800
                                                                    -----------
          Total current assets                                          248,113

EQUIPMENT, net                                                              486
                                                                    -----------

                                                                    $   248,599
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accrued expenses                                               $   355,760
     Loans Payable-Shareholders                                         313,208
                                                                    -----------
          Total current liabilities                                     668,968

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
     SUBJECT TO CONTINGENCY                                           1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                              266,610

STOCKHOLDERS'  DEFICIT:
     Preferred  stock,  par  value  $.001  per  share;
       10,000,000  shares  authorized;  none  issued                          -
     Common stock, $0.001 par value;  190,000,000 shares
       authorized; issued and outstanding 126,292,749                   126,293
     Additional paid in capital                                         296,726
     Deficit accumulated during the development stage
                                                                     (2,773,288)
                                                                    -----------
          Total stockholders' deficit                                (2,350,269)
                                                                    -----------

                                                                    $   248,599
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
            THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2002
                                  (Unaudited)

                                        Three month periods ended      September 20,
                                       September 30,  September 30,  1996 (Inception)
                                          2002           2001       to Sept. 30, 2002
                                       -------------  ------------- -----------------
REVENUE                                $          -   $          -      $         -

COSTS  AND  EXPENSES
  Product  launch  Expenses                       -              -        1,077,785
  General & Administrative Expenses          13,923          4,105        1,328,976
                                       ------------   ------------      -----------

  TOTAL COSTS AND EXPENSES                   13,923          4,105        2,406,761

OTHER  INCOME/(EXPENSES)
  Settlement  income,  net                        -              -           52,600
  Litigation  settlement                          -              -         (135,000)
                                       ------------   ------------      -----------

  TOTAL  OTHER  INCOME/(EXPENSES)                 -              -          (82,400)
                                       ------------   ------------      -----------

  NET LOSS BEFORE INCOME TAXES              (13,923)        (4,105)      (2,489,161)

  Provision of Income Taxes                     800            800            5,600
                                       ------------   ------------      -----------

NET  LOSS                              $    (14,723)  $     (4,905)     $(2,494,761)
                                       ============   ============      ===========

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING, BASIC AND DILUTED  124,602,498    120,057,713
                                       ============   ============

BASIC AND DILUTED NET LOSS PER SHARE   $     (0.000)  $     (0.000)
                                       ============   ============

   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2002
                                  (Unaudited)

                                                                  Sept. 20, 1996
                                          Sept. 30,   Sept. 30,   (inception) to
                                            2002        2001      Sept. 30, 2002
                                          ---------   ---------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                             $(14,723)   $ (4,905)     $(2,494,761)
     Adjustments to reconcile net loss
       to  net  cash  used  in
       operating  activities:
         Depreciation and amortization         417         517           12,424
         Stock  issued  for  services            -           -          126,405
         Stock to be issued for services         -           -          153,947
         Increase  in  current  assets:
           Prepaid  Expenses                     -           -         (245,800)
         Increase in current liabilities:
           Accrued expenses                  6,964       3,892          271,228
                                          --------    --------      -----------
         Net cash used in operating
         activities                         (7,342)       (496)      (2,176,557)
                                          --------    --------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Note receivable - related party             -           -         (100,000)
     Acquisition of property & equipment         -           -          (12,910)
                                          --------    --------      -----------
         Net cash used in investing
         activities                              -           -         (112,910)
                                          --------    --------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Shares            -           -          567,007
     Proceeds  from  advance
       subscriptions                             -           -        1,772,983
     Costs and expenses of advance
       subscriptions                             -           -          (79,710)
     Proceeds from (repayments of)
       related  party  loans                 9,000           -           31,500
                                          --------    --------      -----------
         Net cash provided by
         financing  activities               9,000           -        2,291,780
                                          --------    --------      -----------

NET INCREASE/(DECREASE) IN CASH
  &  CASH EQUIVALENTS                        1,658        (496)           2,313

CASH & CASH EQUIVALENTS,
  BEGINNING  BALANCE                           655         695                -
                                          --------    --------      -----------

CASH & CASH EQUIVALENTS,
  ENDING BALANCE                          $  2,313    $    199      $     2,313
                                          ========    ========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Concierge Technologies, Inc. (the "Company"), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August, 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc.

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $ 314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (see note 10).

Concierge, Inc. ("CI"), was a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The CI had undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA "). "PCA " will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. To-date, CI has not earned any revenue.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Principles  of  Recapitalization

The accompanying financial statements for the period ended September 30, 2002 and 2001 include the accounts of the CI for the three-month periods ended September 30, 2002 and 2001. For accounting purposes, the transaction between the Company and CI has been treated as a recapitalization of the Company, with CI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting

                                 CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

The Company does not expect that the adoption of above pronouncements will have a material effect on its earnings or financial position.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue through the period ended September 30, 2002 and the Company has incurred net losses from inception to September 30, 2002 of $2,773,288 including a net loss of $14,723 during the three month period ended September 30, 2002. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

                                 CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2002, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

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

6.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through September 30, 2002, the Company incurred net operating losses for tax purposes of approximately $2,770,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at September 30, 2002. The net operating

                                 CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


loss carryforwards may be used to reduce taxable income through the year 2017. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of September 30, 2002 was approximately $1,108,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

7.     SHARES  OF  CONCIERGE,  INC.  ISSUED  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total 680,504 shares were issued subject to contingency through September 30, 2002 for cash and services amounting $266,610.

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

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales

                                 CONCIERGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of September 30, 2002.

9.     COMMON  STOCK

During the three month period ended September 30, 2002, the Company issued 500,000 shares of common stock for $29,983 cash received in the prior period and 3,275,472 shares for services amounting $153,947 received in the prior period. During the three-month period ended September 30, 2002, 73,017 shares, which were issued in error, were cancelled.

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

The Company paid $0 for income tax in the three months periods ended September 30, 2002 and 2001. The Company paid $0 for interest during the periods ended
September  30,  2002  and  2001.
The  Cash  flow  statements  do  not  include  the  effect  of  merger  with CI.

12.    COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. Rent was 3,084 and $1,266 for the three month periods ended September 30, 2002 and 2001, respectively. The Company is currently co-located with the president of the Company and pays no rent.

Item  2.     Plan  of  Operation

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

Item  3.          Controls  and  Procedures

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

Dated:  November  19,  2002            CONCIERGE  TECHNOLOGIES,  INC.


                                       By:/s/  David  W.  Neibert
                                          --------------------------------------
                                          David  W.  Neibert,  President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Allen  E.  Kahn,  Chief  Executive  Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Concierge Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  Allen  E.  Kahn
                                         ---------------------------------------
                                         Allen  E.  Kahn
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Allen  E.  Kahn,  Chief  Financial  Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Concierge Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  Allen  E.  Kahn
                                         ---------------------------------------
                                         Allen  E.  Kahn
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Concierge Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Allen E. Kahn, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         /s/  Allen  E.  Kahn
Dated:  November  19,  2002              ---------------------------------------
                                         Allen  E.  Kahn
                                         Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Concierge Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Allen E. Kahn, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/  Allen  E.  Kahn
Dated:  November  19,  2002               --------------------------------------
                                          Allen  E.  Kahn
                                          Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.