Form 10QSB
period 2002-12-31
CONCIERGE TECHNOLOGIES INC
filed 2003-02-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

     As of January 30, 2003, there were 126,292,749 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page
                                                                            ----

Balance  Sheet  December  31,  2002  (Unaudited)                               3
Statements  of  Operations  Three  Month  Periods  Ended
     December  31,  2002  and  2001  and  the
     Period  from  September  20,  1996  (Inception)  to
     December  31,  2002  (Unaudited)                                          4
Statements  of  Cash  Flows  Periods  Ended  December  31,  2002
     and  2001  and  the  Period  from  September  20,  1996
     (Inception)  to  December  31,  2002  (Unaudited)                         5
Notes  to  Unaudited  Financial  Statements                                    6

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     3,761
     Prepaid Expenses                                                   245,800
                                                                    -----------
          Total current assets                                          249,561

EQUIPMENT, net                                                              233
                                                                    -----------

                                                                    $   249,794
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accrued expenses                                               $   353,865
     Loans Payable-Shareholders                                         323,208
                                                                    -----------
          Total current liabilities                                     677,073
                                                                    -----------

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
     SUBJECT TO CONTINGENCY                                           1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                              266,610

STOCKHOLDERS'  DEFICIT:
     Preferred stock, par value $.001 per share; 10,000,000
     shares  authorized;  none  issued                                        -
     Common  stock,  $.001  par  value;  190,000,000  shares
     authorized; issued and outstanding 126,292,749                     126,293
     Shares to be issued                                                 10,000
     Additional paid in capital                                         296,726
     Deficit accumulated during the development stage                (2,790,198)
                                                                    -----------
          Total stockholders' deficit                                (2,357,179)
                                                                    -----------

                                                                    $   249,794
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
     THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2002
                                  (Unaudited)

                                           Three month periods ended      Six month periods ended       September 20,
                                            Dec. 31         Dec. 31,      Dec. 31,        Dec.  31,   1996  (Inception)
                                             2002            2001           2002            2001     to December 31, 2002
                                         ----------      -----------     -----------     ----------  --------------------
REVENUE                                  $        -      $         -     $         -     $        -      $        -

COSTS  AND  EXPENSES
     Product  launch  Expenses                     -               -               -              -        1,077,785
     General & Administrative Expenses        16,910          41,387          30,833         45,492        1,345,886
                                         -----------     -----------     -----------     ----------      -----------
     TOTAL COSTS AND EXPENSES                 16,910          41,387          30,833         45,492        2,423,671

OTHER  INCOME/(EXPENSES)
     Settlement income, net                        -          52,600               -         52,600           52,600
     Litigation  settlement                        -               -               -              -         (135,000)
                                         -----------     -----------     -----------     ----------      -----------
     TOTAL OTHER INCOME/(EXPENSES)                 -          52,600               -         52,600          (82,400)
                                         -----------     -----------     -----------     ----------      -----------

NET LOSS BEFORE INCOME TAXES                 (16,910)         11,213         (30,833)         7,108       (2,506,071)


     Provision  of  Income  Taxes                  -               -             800            800            5,600
                                         -----------     -----------     -----------     ----------      -----------

NET INCOME (LOSS)                        $   (16,910)    $    11,213     $   (31,633)    $    6,308      $(2,511,671)*
                                         ===========     ===========     ===========     ==========      ===========

WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING,
     BASIC AND DILUTED                   126,292,749     120,057,713     125,447,623    120,057,713
                                         ===========     ===========     ===========    ===========

BASIC AND DILUTED NET LOSS
     PER SHARE                           $    (0.000)    $     0.000     $    (0.000)   $     0.000
                                         ===========     ===========     ===========    ===========

     * The cumulative net loss does not include $278,527 representing the recapitalization of the Company upon merger, adjusted against the accumulated deficit.



   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  PERIODS ENDED DECEMBER 31, 2002 AND 2001 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2002
                                  (Unaudited)

                                                                                  Sept. 20, 1996
                                                   Dec. 31,       Dec. 31,        (inception) to
                                                     2002           2001           Dec. 31, 2002
                                                  ----------     ---------         -----------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income (loss)                            $  (31,633)    $   6,308         $(2,511,671)
     Adjustments to reconcile net loss to
       net cash used in operating  activities:
            Depreciation  and  amortization              670         1,034              12,677
            Stock  issued  for  services                   -             -             280,352
            Increase  in  current  assets:
                 Prepaid  Expenses                         -             -            (245,800)
            Increase (decrease) in current
            liabilities:
                 Accrued expenses                      5,069        (6,067)            269,333
                                                  ----------     ---------         -----------
            Net cash provided by (used in)
                 operating activities                (25,894)        1,275          (2,195,109)
                                                  ----------     ---------         -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Note  receivable  -  related party                    -             -            (100,000)
          Acquisition of property & equipment              -             -             (12,910)
                                                  ----------     ---------         -----------
               Net cash used in investing
               activities                                  -             -            (112,910)
                                                  ----------     ---------         -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Proceeds  from  Issuance  of  Shares                  -             -             567,007
     Proceeds  from  shares  to  be  issued           10,000             -              10,000
     Proceeds  from  advance  subscriptions                -             -           1,772,983
     Costs and expenses of advance
       subscriptions                                       -             -             (79,710)
     Proceeds  from  (repayments  of)
       related  party loans                           19,000        (1,000)             41,500
                                                  ----------     ---------         -----------
     Net cash provided by (used in)
       financing activities                           29,000        (1,000)          2,311,780
                                                  ----------     ---------         -----------

NET INCREASE IN CASH & CASH EQUIVALENTS                3,106           275               3,761

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE          655           695                   -
                                                  ----------     ---------         -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE           $    3,761     $     970         $     3,761
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

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $314,688. This amount was expensed in March 2000, as at the time of the acquisition MAS XX had no assets or liabilities and was inactive. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (see note 11).

Concierge, Inc. ("CI"), was a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The CI had undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA "). "PCA " will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. To-date, the Company has not earned any revenue.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Principles  of  Recapitalization

The accompanying financial statements for the period ended December 31, 2002 and 2001 include the accounts of the CI for the six-month periods ended December 31, 2002 and 2001. For accounting purposes, the transaction between the Company and CI has been treated as a recapitalization of the Company, with CI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

The Company does not expect that the adoption of above pronouncements will have a material effect on its financial position, results of operations or cash flows.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on its financial position, results of operations or cash flows.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue through the period ended December 31, 2002 and the Company has incurred net losses from inception to December 31, 2002 of $2,790,198 including a net loss of $31,633 during the six month period ended December 31, 2002. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2002, towards (i) obtaining additional financing (ii) management of accrued expenses and accounts payable
(iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.     PREPAID  EXPENSES

The Company entered into software license agreements with two Delaware Corporations. One Corporation granted permission to the Company to utilize its software for the "PCA " development. The corporation was paid $202,500 as

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

5.     LOANS  PAYABLE  -  RELATED  PARTIES

The Company has loans payable to shareholders amounting $5,000 due January 31, 2003 and $18,000 due February 15, 2003, and a loan payable to a related party, related by common shareholder, $10,000 due April 15, 2003 with interest rate of 10% per annum on all. The remaining notes payable to shareholders of $290,208 are non-interest bearing, unsecured and due on demand.

6.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2002, the Company incurred net operating losses for tax purposes of approximately $2,500,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at December 31, 2002. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating losses for carry-forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of December 31, 2002 and 2001 were approximately $1,000,000 and $798,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

7.     SHARES  OF  CONCIERGE,  INC.  ISSUED  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total 680,504 shares were issued subject to contingency through December 31, 2002 for cash and services amounting $266,610.

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

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of December 31, 2002.

9.     COMMON  STOCK

During the six-month period ended December 31, 2002, the Company issued 500,000 shares of common stock for $29,983 cash received in the prior period and 3,275,472 shares for services amounting $153,947 received in the prior period. During the six-month period ended December 31, 2002, 73,017 shares, which were issued in error, were cancelled.

10.    SHARES  TO  BE  ISSUED

The Company received cash of $10,000 towards an agreement entered into with Newport Capital whereby the Company would issue shares to Newport Capital upon receiving a full payment of $35,000.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

The Company paid $0 for income tax in the six months periods ended December 31, 2002 and 2001. The Company paid $0 for interest during the six months periods ended December 31, 2002 and 2001. The Cash flow statements do not include the effect of merger with CI.

13.    COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. Rent was $3,084 and $9,252 for the six month periods ended December 31, 2002 and 2001, respectively. The Company is currently co-located with the president of the Company and pays no rent.

14.    LITIGATIONS

Concierge, Inc. filed a complaint against Emerald-Delaware, Inc. (ED), in the superior court for the County of Contra Costa on March 9, 2001 for breach of contract, negligence, fraud etc in relation to development of its products PCA. ED filed a cross complaint in the same court. The parties reached a settlement on October 9, 2001, whereby ED agreed to compensate CI by $50,000. The settlement amount was received during the year ended June 30, 2002 and has been reflected as settlement income in the statements of operations for the three month and six month period ended December 31, 2001.

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as litigation settlement in the financial statements.

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

     As of December 31, 2002, we had no employees other than unpaid officers and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances.

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

Dated:  February 11,  2003                CONCIERGE  TECHNOLOGIES,  INC.


                                          By:/s/  David  W.  Neibert
                                             -----------------------------------
                                             David  W.  Neibert,  President

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



Date:  February  11,  2003               /s/  Allen  E.  Kahn
                                         ---------------------------------------
                                         Allen  E.  Kahn
                                         Chief  Executive  Officer

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



Date:  February  11,  2003               /s/  Allen  E.  Kahn
                                         ---------------------------------------
                                         Allen  E.  Kahn
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Concierge Technologies, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Allen E. Kahn, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/  Allen  E.  Kahn
Dated:  February  11,  2003          -------------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Concierge Technologies, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Allen E. Kahn, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/  Allen  E.  Kahn
Dated:  February  11,  2003          -------------------------------------------
                                     Allen  E.  Kahn
                                     Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.