Form 10QSB
period 2003-03-31
CONCIERGE TECHNOLOGIES INC
filed 2003-05-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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


                          22048 Sherman Way, Suite 301
                              Canoga Park, CA 91303
                                  818-610-0310
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of May 12, 2003, there were 126,292,749 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                           Page

Balance  Sheet  March  31,  2003  (Unaudited)                                3
Statements  of  Operations  Nine  Month  Periods  Ended
     March  31,  2003  and  2002  and  the
     Period  from  September  20,  1996  (Inception)  to
     March  31,  2003  (Unaudited)                                           4
Statements  of  Cash  Flows  Periods  Ended  March  31,  2003
     and  2002  and  the  Period  from  September  20,  1996
(Inception)  to  March  31,  2003  (Unaudited)                               5
Notes  to  Unaudited  Financial  Statements                                  6

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
  Cash & cash equivalents                                         $          44
                                                                  -------------

PREPAID EXPENSES                                                        245,800
                                                                  -------------

                                                                  $     245,844
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
  Accrued expenses                                                $     356,414
  Loans Payable-Shareholders                                            323,208
                                                                  -------------
          Total current liabilities                                     679,622

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
  SUBJECT TO CONTINGENCY                                              1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                              266,610

STOCKHOLDERS'  DEFICIT:
  Preferred stock, par value $.001 per share; 10,000,000
    shares  authorized;  none  issued                                         -
  Common  stock,  $.001  par  value;  190,000,000  shares
    authorized; issued and outstanding 126,292,749                      126,293
  Shares to be issued                                                    10,000
  Additional paid in capital                                            296,726
  Deficit accumulated during the development stage                   (2,796,697)
                                                                  -------------
          Total stockholders' deficit                                (2,363,678)
                                                                  -------------
                                                                  $     245,844
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
      THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 AND
        THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (Unaudited)

                                Three month periods ended      Nine month periods ended       September 20,
                                March 31,       March 31,      March 31,     March  31,     1996  (Inception)
                                  2003            2002           2003          2002         to  March 31, 2003
                              ------------   -------------   ------------   ------------    ------------------
REVENUE                       $          -   $           -   $          -   $          -       $          -

COSTS  AND  EXPENSES
  Product  launch  Expenses              -               -              -              -          1,077,785
  General & Administrative
    Expenses                         6,499          43,308         37,332         88,800          1,352,385
                             -------------   -------------   ------------   ------------       ------------
    TOTAL COSTS AND EXPENSES         6,499          43,308         37,332         88,800          2,430,170


OTHER  INCOME/(EXPENSES)
  Settlement  income,  net               -          52,600              -         52,600             52,600
  Litigation  settlement                 -               -              -              -           (135,000)
                             -------------   -------------   ------------   ------------       ------------
    TOTAL  OTHER
    INCOME/(EXPENSES)                    -          52,600              -         52,600            (82,400)
                             -------------   -------------   ------------   ------------       ------------

    NET LOSS BEFORE INCOME
      TAXES                         (6,499)          9,292        (37,332)       (36,200)        (2,512,570)

    Provision of Income
      Taxes                              -               -            800            800              5,600
                             -------------   -------------   ------------   ------------       ------------

NET INCOME (LOSS)            $      (6,499)  $       9,292   $    (38,132)  $    (37,000)      $ (2,518,170)
                             =============   =============   ============   ============       ============

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING,
  BASIC AND DILUTED            126,292,749     120,057,713    125,725,219    120,057,713
                             =============   =============   ============   ============

BASIC AND DILUTED NET LOSS
  PER SHARE                  $       (0.00)  $        0.00   $      (0.00)  $      (0.00)
                             =============   =============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
              NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 AND
        THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (Unaudited)

                                                                                September 20,
                                                 March 31,     March 31,      1996 (Inception)
                                                   2003          2002         to March 31, 2003
                                                ----------    ----------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (38,132)    $ (37,000)         $(2,518,170)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                   903         1,551                12,910
      Stock  issued  for  services                      -             -               280,352
      Increase in current assets:
               0                                        -             -              (245,800)
      Increase in current liabilities:
        Accrued expenses                            7,618        25,078               271,882
                                                ---------     ---------          ------------
      Net cash used in operating
        activities                                (29,611)      (10,371)           (2,198,826)
                                                ---------     ---------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Note  receivable - related party                      -             -              (100,000)
  Acquisition of property & equipment                   -             -               (12,910)
                                                ---------     ---------          ------------
    Net cash used in investing activities               -             -              (112,910)
                                                ---------     ---------          ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds  from  Issuance  of  Shares                  -             -               567,007
  Proceeds  from  shares  to  be  issued           10,000             -                10,000
  Proceeds  from  advance  subscriptions                -        29,983             1,772,983
  Costs and expenses of advance subscriptions           -             -               (79,710)
  Proceeds  from  (repayments  of)
    related  party loans                           19,000       (10,500)               41,500
                                                ---------     ---------          ------------
    Net cash provided by financing activities      29,000        19,483             2,311,780
                                                ---------     ---------          ------------

NET INCREASE (DECREASE) IN CASH &
  CASH EQUIVALENTS                                   (611)        9,112                    44

CASH & CASH  EQUIVALENTS, BEGINNING BALANCE           655           695                     -
                                                ---------     ---------          ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE         $      44     $   9,807          $         44
                                                =========     =========          ============



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

Principles  of  Recapitalization

The accompanying financial statements for the period ended March 31, 2003 and 2002 include the accounts of the CI for the nine-month periods ended March 31, 2003 and 2002. For accounting purposes, the transaction between the Company and CI has been treated as a recapitalization of the Company, with CI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT  PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit planThe adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assetsThe adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On  April  30,  the  FASB  issued FASB Statement No. 149 (FAS 149), Amendment of
Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue through the period ended March 31, 2003 and the Company has incurred net losses from inception to March 31, 2003 of $2,796,697 including a net loss of $38,132 during the nine month period ended March 31, 2003. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended March 31, 2003, towards (i) obtaining additional financing (ii) management of accrued expenses and accounts payable
(iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

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

5.     LOANS  PAYABLE  -  RELATED  PARTIES

The Company has loans payable to shareholders amounting $5,000 and $18,000 due on demand, and a loan payable to a related party, related by common shareholder, $10,000 due April 15, 2003 with interest rate of 10% per annum on all. The remaining notes payable to shareholders of $290,208 are non-interest bearing, unsecured and due on demand.

6.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through March 31, 2003, the Company incurred net operating losses for tax purposes of approximately $2,500,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at March 31, 2003. The net operating loss carryforwards may be used to reduce taxable income through the year 2017. Net operating losses for carry-forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of March 31, 2003 and 2002 were approximately $1,000,000 and $798,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

7.     SHARES  OF  CONCIERGE,  INC.  ISSUED  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total 680,504 shares were issued subject to contingency through March 31, 2003 for cash and services amounting $266,610.


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

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of March 31, 2003.

9.     COMMON  STOCK

During the nine-month period ended March 31, 2003, the Company issued 500,000 shares of common stock for $29,983 cash received in the prior period and 3,275,472 shares for services amounting $153,947 received in the prior period. During the nine-month period ended March 31, 2003, 73,017 shares, which were issued in error, were cancelled.

10.    SHARES  TO  BE  ISSUED

During the nine month period ended March 31, 2003, the Company received cash of $10,000 towards an agreement entered into with Newport Capital whereby the Company would issue shares to Newport Capital upon receiving a full payment of $35,000.

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

The Company paid $0 for income tax in the nine months periods ended March 31, 2003 and 2002. The Company paid $0 for interest during the nine months periods ended March 31, 2003 and 2002. The Cash flow statements do not include the effect of merger with CI.

13.    COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. Rent was 3,084 and $9,252 for the nine month periods ended March 31, 2003 and 2002, respectively. The Company is currently co-located with the president of the Company and pays no rent.

14.    LITIGATIONS

Concierge, Inc. filed a complaint against Emerald-Delaware, Inc. (ED), in the superior court for the County of Contra Costa on March 9, 2001 for breach of contract, negligence, fraud etc in relation to development of its products PCA. ED filed a cross complaint in the same court. The parties reached a settlement on October 9, 2001, whereby ED agreed to compensate CI by $50,000. The settlement amount was received during the year ended June 30, 2002 and has been reflected as settlement income in the statements of operations for the three month and nine month period ended March 31, 2002.

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as litigation settlement in the accompanying financial statements.

Item  2.     Plan  of  Operation

     Our plan of operation for the next twelve months involves three strategic initiatives. (1) We hope to source and secure a development partner to upgrade the PCA to modern operating systems, including a server-based multi-user platform. The final nature of the proposed relationship between us and any development partner is yet to be determined. (2) We are also attempting to sell our remaining inventory of approximately 14,000 PCAs via a bulk sale to a mass marketing company in the retail channel. Our management believes that funds from such a sale will be sufficient to eliminate storage costs, pay down accrued expenses, repay outstanding loans, and provide a measure of working capital for the balance of the year. (3) We are aggressively looking for development stage companies in the personal communications space with whom we can align ourselves via either a merger, cross channel marketing scheme, or other synergistic business combination.

     Through a combination of product offerings including wireless airtime, wireless Internet access, software offerings (such as the upgraded PCA product), and subscription services, we hope to build a vertically integrated company able to respond in timely fashion to the consumer demand for communications services. In preparation for this next phase of anticipated restructuring and possible refinancing, it is management's intention to resolve outstanding issues of debt and other liabilities through sale of our existing inventory. If the strategy proves successful, management believes such a vertically integrated company will be worth, as a whole, more than the sum of the otherwise separate entities. As such, we anticipate a resulting consolidated company may be a more attractive investment opportunity for the financial community in general.

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

     As of March 31, 2003, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances. Our president, CEO and directors have been providing their services without compensation; however, there is no certainty as to how long such an arrangement may continue. Furthermore, although we have not accrued any ongoing salary or employee expenses and there is no arrangement to do so, we expect that upon conclusion of a successful funding exercise that some compensation shall be agreed upon for our officers.

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

     Although our management will continue to provide service to the Company for the near term without pay, we will still require additional funding to maintain the corporation and market the remaining inventory of the PCA product. Management hopes to source the needed funds through a bulk sale of the PCA to one customer, who in turn will mass market the product for their own benefit. Debt financing of the acquisitions targeted for this year may also be possible; however, until such time as definitive documentation is agreed upon, such a financing remains speculative. If the financing is not available, the acquisitions themselves will also not be completed. In the event either the financing or the proposed acquisitions are not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

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

      3.2        -     Bylaws  of  Concierge, Inc.,  which became the Bylaws of
                       Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

      3.5        -     Articles  of  Merger  of  Starfest,  Inc.  and Concierge,
                       Inc.  filed   with  the  Secretary  of  State  of  Nevada
                       on  March  1,  2002.**

      3.6        -     Agreement   of   Merger   between   Starfest,  Inc.   and
                       Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

     10.1        -     Agreement   of   Merger   between   Starfest,  Inc.   and
                       Concierge,  Inc.*

     99          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1        -     Certification of  Chief Financial  Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Dated:  May  15,  2003                    CONCIERGE  TECHNOLOGIES,  INC.


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



Date:  May  15,  2003                    /s/  Allen  E.  Kahn
                                         ---------------------------------------
                                         Allen  E.  Kahn
                                         Chief  Executive  Officer

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



Date:  May  15,  2003                    /s/  Allen  E.  Kahn
                                         ---------------------------------------
                                         Allen  E.  Kahn
                                         Chief  Financial  Officer

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-QSB 03-31-03

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

      3.2        -     Bylaws  of  Concierge, Inc.,  which became the Bylaws of
                       Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

      3.5        -     Articles  of  Merger  of  Starfest,  Inc.  and Concierge,
                       Inc.  filed   with  the  Secretary  of  State  of  Nevada
                       on  March  1,  2002.**

      3.6        -     Agreement   of   Merger   between   Starfest,  Inc.   and
                       Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

     10.1        -     Agreement   of   Merger   between   Starfest,  Inc.   and
                       Concierge,  Inc.*

     99          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1        -     Certification of  Chief Financial  Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.