Form 10KSB
period 2003-06-30
CONCIERGE TECHNOLOGIES INC
filed 2003-10-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                                       or
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Concierge Technologies, Inc.
             (Exact name of registrant as specified in its charter)


  California                       333-38838                       95-4442384
  (state of                  (Commission File Number)             (IRS Employer
incorporation)                                                     I.D. Number)

                          22048 Sherman Way, Suite 301
                              Canoga Park, CA 91303
                                 (818) 610-0310
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


              -----------------------------------------------------
             (Former name or address, if changed since last report)

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or   any   amendment  to   this  Form   10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year:  None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $756,850 computed by reference to the $0.014 average of the bid and asked price of the Company's Common Stock on September 16, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 126,292,749 shares of Common Stock, $0.001 par value, on September 16, 2003.

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Item  1.     Description  of  Business                                        1
             Business  Development                                            1
             Business  of  Concierge Technologies                             2

Item  2.     Description  of  Property                                        3
             Facilities                                                       3

Item  3.     Legal  Proceedings                                               4

Item  4.     Submission  of  Matters  to  a  Vote  of  Security
               Holders                                                        4

Item  5.     Market  for  Common  Equity  and  Related  Stockholder
               Matters                                                        4
             Holders                                                          5
             Dividends                                                        5
             Penny  Stock  Regulations                                        5

Item  6.     Plan  of  Operations                                             8

Item  7.     Financial  Statements                                           10

Item  8.     Changes  in  and  Disagreements  With  Accountants  On
               Accounting  and  Financial  Disclosure                        27

Item  9.     Directors,  Executive  Officers,  Promoters  and
               Control  Persons;  Compliance  with
               Section  16(a)  of  the  Exchange  Act                        27
               Section  16(a)  Beneficial  Ownership
                 Reporting  Compliance                                       28

Item 10.     Executive  Compensation                                         28
             Long-Term  Compensation                                         29

Item 11.     Security  Ownership  of  Certain  Beneficial  Owners
               and  Management                                               29

Item 12.     Certain Relationships and Related Transactions                  30

Item 13.     Exhibits  and  Reports  on  Form 8-K                            31
             (a)     Exhibits                                                31
             (b)     Reports  on  Form  8-K                                  32

Item 14.     Controls  and  Procedures                                       32

Signatures                                                                   33

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

     - The officers and directors of Concierge became the officers and directors of Starfest, and

     -    The  name  of  Starfest was  changed to "Concierge Technologies, Inc."

Business  of  Concierge  Technologies

     The business of Concierge Technologies is to conceptualize, design, develop, distribute and market software, hardware and services within the personal communications industry. As of June 30, 2003, we offer one product, which is known by the name "Personal Communications Attendant" or the "PCA". The PCA is in the form of a CD containing a proprietary program application coupled with licensed voice recognition and text-to-speech software than enables a user to retrieve email messages from any remote telephone and have the text of the email message "read" in a computer generated voice. This product was developed and manufactured in limited quantities prior to the completion of the merger with Starfest. Although the product was available for distribution, the Company was without sufficient funds to properly market the product in timely fashion. As a result of the passing time, later introduction of new operating systems, changes in email client code, changes in consumer buying habits, the expanding presence of wireless Internet and email appliances, and the declining use of dial-up voice modems have all contributed to the need to upgrade the PCA product prior to re-engaging an aggressive marketing effort.

     With the PCA in its current form, we do not expect any significant revenues to be generated from retail sales. Until such time as the PCA can be upgraded to a later format, we will only offer the product for sale via its promotion on our website, www.conciergetech.com. The retail price of the PCA is $39.95. In order to expand our channels to market in an economical fashion we intend to promote the product via cross-channel marketing on partner websites and to list the product for sale on the commercial websites who charge a commission for each sale rather than a payment in advance for such promotion. We have not yet initiated such listings as of September 16, 2003.

     In addition to our efforts to liquidate our inventory of the PCA product, of which we have approximately 14, 700 pieces, the company is also pursuing acquisition of synergistic products and companies that would enhance and update our presence in the personal communications business. To date we have been unsuccessful in completing such acquisitions, and there are no assurances that we will be successful in the future, however the strategy remains an integral part of our long term operating plan.

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

     Research and Development. Concierge expended no funds on research and development in 2003.

     Environmental Controls. Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business.

     Patents, Trademarks, Copyrights and Intellectual Property. Concierge has trademarked its Personal Communications Attendant. It has no patents on the product.

     Number  of  Employees

     On June 30, 2003, we employed no persons full time and no persons part time.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     We  own  no  plants,  real  property  or  personal  property.

Facilities

     Our office facilities are co-located with those of our president and chief operations officer, David Neibert, at 22048 Sherman Way, Suite 301, Canoga Park, CA 91303. We have no lease and currently pay no rent. In the event we are able to secure the additional funds required to further our business plan, the shared office space consisting of approximately 880 square feet, including furniture and fixtures, can be leased by us for the amount of $1,235 per month on a one-year lease. Should additional space be needed, there is ample office space available in the vicinity at competitive prices.

ITEM  3.     LEGAL  PROCEEDINGS

     On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, our company, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus interest and legal fees. Concierge did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc. that called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide.

     As of September 16, 2003, Brookside has not attempted to enforce its judgment. We are in discussions with representatives from Brookside concerning a resolution of the matter. As of September 16, 2003, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

     Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding that a governmental authority is contemplating.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

          Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2002 and 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                               Average Daily
                                  High           Low           Shares Traded
                                  ----          ---            -------------
          Calendar  2001:
               3rd  Qtr.          0.215          0.035           110,617
               4th  Qtr.          0.26           0.05             98,005

          Calendar  2002:
               1st  Qtr.          0.14           0.049            41,877
               2nd  Qtr.          0.15           0.035           104,629
               3rd  Qtr.          0.055          0.012            92,100
               4th  Qtr.          0.026          0.003            94,449


          Calendar  2003:
               1st  Qtr.          0.02           0.01             65,828
               2nd  Qtr.          0.02           0.008            34,069

Holders

     On June 30, 2003 there were approximately 299 holders of record of our common stock. Approximately 66,210,659 shares are held for approximately 4,400 owners of our common stock in the name of "Cede & Co.," which is the record holder for shares in numerous brokerage accounts.

     Dividends. We have had no earnings and have declared no dividends on our capital stock. Under California law, a company - such as our company - can pay dividends only

     -     from  retained  earnings,  or

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

     Effects  of  the  Rule
     ----------------------

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

Recent  Sales  of  Unregistered  Securities;  Outstanding  Stock  Options

     Our company sold the following shares of its common stock during the last three years without registering the shares:

                                                                                 Value of
      Date            No. of Shares  Name of Purchaser  Type of Consideration  Consideration
      ----            -------------  -----------------  ---------------------  -------------
August  12,  2002        500,000     Samuel  Wu         Cash                      $30,000
June  20,  2002        2,532,581     John  Everding     Services                 $119,031
August  12,  2002      2,870,259     Ken  Lamkin        Services                 $134,873
August  12,  2002        405,213     Trudy  Self        Services                  $19,041

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

ITEM  6.     PLAN  OF  OPERATIONS

     Our plan of operation for the next twelve months is to source and secure a development partner to upgrade the PCA to a viable commercial product. We have initiated discussions with several companies that have the expertise to further the development of the PCA to modern operating systems, and to also provide a multi-user version as well as other feature set upgrades. The final nature of the proposed relationship between us and any development partner is yet to be determined. Once the multi-user, upgraded version of the PCA is completed, we intend to continue our marketing efforts via direct mail, bundled OEM software with new PCs, web-based advertising and a physical presence at retail points of purchase. In order to complete the development and initiate the marketing efforts, we project that $500,000 of expenses will be incurred prior to achieving a break-even cash flow position. There is currently no assurance that we will be able to source the needed funds, or that if we are successful in sourcing funds through either debt or equity financing, that such funds will be sufficient to achieve profitability.

     In addition to pursuing an upgrade to our current product offering, we intend to aggressively pursue other opportunities in the field of communication services by partnering with start-up and development stage companies whose products are in the introductory stages. Through a combination of product offerings including wireless airtime, wireless Internet access, software offerings, and subscription services, we hope to build a vertically integrated company able to respond in timely fashion to the consumer demand for communications services. Our management believes that such a vertically integrated company will be worth, as a whole, more than the sum of the otherwise separate entities. As such, management expects the consolidated company to be a more attractive investment opportunity for the financial community in general.

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

     As of September 16, 2003, we had no employees other than unpaid officers and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances.

Liquidity
---------

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

ITEM  7.     FINANCIAL  STATEMENTS  INDEX

     The  financial  statements  of  the  company  appear  as  follows:

     Independent  Auditors'  Report                                          12
     Balance  Sheet,  June  30,  2003                                        13
     Statements  of  Operations,  Twelve  Months  Ended  June  30,
          2003  and  June  30,  2002  and  the  Period  from
          September 20, 1996 (Inception) to June 30, 2003                    14
     Statements  of  Changes  in  Stockholders'  Equity  (Deficit),
          Advance  Subscriptions  and  Common  Stock
          Subject  to  Contingency  for  the  Period  September  30,
          1996  (Inception)  to  June  30, 2003                              15
     Statements  of  Cash  Flows,  Years  Ended  June  30,  2003
          and  June  30,  2002  and  the  Period  from
          September 20, 1996 (Inception) to June 30, 2003                    17
     Notes  to  Financial  Statements                                        18

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  and  Board  of  Directors
Concierge  Technologies,  Inc.

We have audited the accompanying balance sheet of Concierge Technologies, Inc. (a development stage company) as of June 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the period then ended and for the period from September 20, 1996 (inception), to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the period then ended and from September 20, 1996 (inception), to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has not earned any revenue since its inception and has incurred a net loss of $2,805,837 through June 30, 2003. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
September  29,  2003

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                  JUNE 30, 2003


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     1,437

PREPAID EXPENSES                                                        245,800
                                                                    -----------

                                                                    $   247,237
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
     Accrued expenses                                               $   363,447
     Loans payable-shareholders                                         290,208
                                                                    -----------
          Total current liabilities                                     653,655

Note payable, related party - long term                                  36,500

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
  SUBJECT TO CONTINGENCY                                              1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                              266,610

STOCKHOLDERS'  DEFICIT:
     Preferred stock, par value $.001 per share; 10,000,000
     shares authorized; none issued                                           -
     Common stock, par value $.001 per share; 190,000,000
     shares authorized; issued and outstanding 126,292,749              126,365
     Additional paid in capital                                         306,654
     Deficit accumulated during the development stage                (2,805,837)
                                                                    -----------
          Total stockholders' deficit                                (2,372,818)
                                                                    -----------

                                                                    $   247,237
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
             YEARS ENDED JUNE 30, 2003 AND 2002 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2003

                                                                  SEPTEMBER 20,
                                    JUNE 30,          JUNE 30,  1996 (INCEPTION)
                                     2003              2002     TO JUNE 30, 2003
                               --------------   --------------  ----------------
REVENUE                        $            -   $            -   $            -

COSTS  AND  EXPENSES
  Product launch expenses                   -                -        1,077,785
  General & Administrative
    expenses                           46,472          395,029        1,361,525
                               --------------   --------------   --------------
  TOTAL COSTS AND EXPENSES             46,472          395,029        2,439,310

OTHER  INCOME/(EXPENSES)
  Settlement  income,  net                  -           52,600           52,600
  Litigation  settlement                    -         (135,000)        (135,000)
                               --------------   --------------   --------------
    TOTAL OTHER
      INCOME/(EXPENSES)                     -          (82,400)         (82,400)

NET LOSS BEFORE INCOME TAXES          (46,472)        (477,429)      (2,521,710)

  Provision of income taxes               800              800            5,600
                               --------------   --------------   --------------

NET LOSS                       $      (47,272)  $     (478,229)  $   (2,527,310)
                               ==============   ==============   ==============

WEIGHTED AVERAGE SHARES
  OF  COMMON  STOCK
  OUTSTANDING, BASIC AND
  DILUTED                         125,866,713      120,134,037
                               ==============   ==============

BASIC AND DILUTED NET
  LOSS PER SHARE               $       (0.000)  $       (0.004)
                               ==============   ==============




















   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2003

                                               Common Stock
                                      ---------------------------------
                                       Number of     Par        Additional       Shares       Accumulated    Stockholders'
                                        shares      value    Paid In Capital  to be issued      Deficit      Equity (deficit)
                                     -----------  ---------  ---------------  ------------   -------------   ----------------
Common  Stock  issued  for  cash
  through June 30, 1997                 176,306   $   1,763     $ 106,162              -      $          -     $    107,925

Common stock issued for services
  through June 30, 1997                 621,545       6,215             -              -                 -            6,215

Net loss through June 30, 1997                -           -             -              -           (96,933)         (96,933)
                                    -----------   ---------    ----------        -------      ------------     ------------
Balance at June 30, 1997                797,851       7,978       106,162              -           (96,933)          17,207

Common Stock issued for cash
  in the year ended June 30, 1998       137,475       1,375       194,650              -                 -          196,025

Common stock issued for services
  in the year ended June 30, 1998        22,550         226             -              -                 -              226

Net loss for the year ended
  June 30, 1998                               -           -             -              -          (283,891)        (283,891)
                                    -----------   ---------    ----------        -------      ------------     ------------

Balance at June 30, 1998                957,876       9,579       300,812              -          (380,824)         (70,433)

Common Stock issued for cash
  in the year ended June 30, 1999       208,000           -             -              -                 -                -

Common stock issued for services
  in the year ended June 30, 1999           450           -             -              -                 -                -

Net loss for the year ended
  June 30, 1999                               -           -             -              -           (89,919)         (89,919)
                                    -----------   ---------    ----------        -------      ------------     ------------

Balance at June 30, 1999              1,166,326       9,579       300,812              -          (470,743)        (160,352)

Acquisition  and  retirement
  of  Common  shares                   (262,000)     (2,620)            -              -                 -           (2,620)

Common Stock issued for cash
  in the year ended June 30, 2000       117,184           -             -              -                 -                -

Common stock issued for services
  in the year ended June 30, 2000       354,870           -             -              -                 -                -

Post acquisition stock
  subscription  funds
  received net of costs
  & expenses of $79,710                       -           -             -              -                 -                -

Net loss for the year ended
  June 30, 2000                               -           -             -              -          (986,986)        (986,986)
                                    -----------   ---------    ----------        -------      ------------     ------------
Balance at June 30, 2000              1,376,380       6,959       300,812              -        (1,457,729)      (1,149,958)

Post acquisition stock
  subscription  funds
  received                                    -           -             -              -                 -                -

Net loss for the year
  ended June 30, 2001                         -           -             -              -          (544,080)        (544,080)
                                    -----------   ---------    ----------        -------      ------------     ------------

Balance at June 30, 2001              1,376,380       6,959       300,812              -        (2,001,809)      (1,694,038)

Recalitalization upon merger        118,681,333     113,099      (300,812)             -          (278,527)        (466,240)

Stock subscription funds received             -           -             -         29,983                 -           29,983

Stock  issued  for  services          2,532,581     119,031             -              -                 -          119,031

Stock to be issued for
  services-3,275,472 shares                   -           -             -        153,947                 -          153,947

Adjustment to paid in
  capital on merger                           -    (116,499)      116,499              -                 -                -

Net loss for the year
  ended June 30, 2002                         -           -             -              -          (478,229)        (478,229)
                                    -----------   ---------    ----------        -------      ------------     ------------

Balance at June 30, 2002            122,590,294     122,590       116,499        183,930        (2,758,565)      (2,335,546)


   The accompanying notes are an integral part of these financial statements.



Stock issued for subscription
  received in the prior year            500,000         500        29,483        (29,983)                -                -

Stock issued for services
  included in the prior period        3,275,472       3,275       150,672       (153,947)                -                -

Forfeiture of stock subscription              -           -        10,000              -                 -           10,000

Cancellation of over issued
  shares on recapitaliztion             (73,017)          -             -              -                 -                -

Net loss for the year ended
  June 30, 2003                               -           -             -             -            (47,272)         (47,272)
                                    -----------   ---------    ----------        -------      ------------     ------------

Balance at June 30, 2003            126,292,749   $ 126,365   $   306,654        $     -    $    (2,805,837)    $ (2,372,818)
                                    ===========   =========   ===========        =======    ===============     ============






































   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
             YEARS ENDED JUNE 30, 2003 AND 2002 AND THE PERIOD FROM
                SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2003

                                                                             SEPTEMBER 20,
                                              JUNE 30,          JUNE 30,  1996 (INCEPTION)
                                               2003              2002     TO JUNE 30, 2003
                                         --------------   --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $     (47,272)   $    (478,229)   $  (2,527,310)
     Adjustments to reconcile  net
       loss to net cash  used  in
       operating  activities:
          Depreciation and amortization            903            1,207           12,910
          Stock issued for services                  -          119,031          126,405
          Stock to be issued for
            services                                 -          153,947          153,947
          Increase in current assets:
               Prepaid  expenses                     -                -         (245,800)
          Increase  in  current
            liabilities:
               Accrued expenses                 14,651          173,521          278,915
                                         -------------    -------------     ------------
          Net cash used in
            operating activities               (31,718)         (30,523)      (2,200,933)
                                         -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Note  receivable -
            related party                            -                -         (100,000)
          Acquisition  of  property &
            equipment                                -                -          (12,910)
                                         -------------    -------------     ------------
          Net cash used in investing
            activities                               -                -         (112,910)
                                         -------------    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds  from  Issuance
            of  Shares                               -                -          567,007
          Proceed  from  stock
            subscription  forfeited             10,000                -           10,000
          Proceeds  from  advance
            subscriptions                            -           29,983        1,772,983
          Costs  and  expenses  of
            advance  subscriptions                   -                -          (79,710)
          Proceeds  from  related
            party  loans                        22,500              500           45,000
                                         -------------    -------------     ------------
          Net cash provided by
            financing activities                32,500           30,483        2,315,280
                                         -------------    -------------     ------------

NET INCREASE/(DECREASE) IN CASH &
  CASH EQUIVALENTS                                 782              (40)           1,437

CASH  &  CASH  EQUIVALENTS,
  BEGINNING  BALANCE                               655              695                -
                                         -------------    -------------     ------------

CASH & CASH EQUIVALENTS,
  ENDING BALANCE                         $       1,437    $         655     $      1,437
                                         =============    =============     ============





   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Concierge Technologies, Inc., (formerly, Starfest, Inc.) (the Company), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August, 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc.

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (Note 12).

Concierge, Inc. ("CI"), was a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The CI had undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA "). "PCA " will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone any where in the world.

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

Equipment

Equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. The equipment is fully depreciated as of June 30, 2003. Expenditures for maintenance and repairs are charged to expense as incurred.

Income  taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

Revenue  Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. The Company does not charge monthly service fee, instead charges only one-time purchase price and the option of buying upgrades at a fixed fee based on fair value of the upgrade. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue in the years ended June 30, 2003 and 2002.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of June 30, 2003 and 2002.

Advertising

The  Company  expenses  advertising  costs  as  incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     RECENT  PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30 2003, the FASB issued FASB Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue during the year ended June 30, 2003 and the Company has incurred net losses from inception to June 30, 2003 of $2,805,837 including a net loss of $47,272 during the year ended June 30, 2003. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended June 30, 2003, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.     EQUIPMENT

                                           June  30, 2003        June 30, 2002
                                           --------------        -------------
         Equipment                           $   12,910            $   12,910
         Less:  Accumulated depreciation         12,910                12,007
                                             ----------            ----------
                                             $        -            $      903
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

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

6.     NOTES  PAYABLE  -  RELATED  PARTIES

Current:

The Company has notes payable amounting $290,208 payable to shareholders. The notes are non-interest bearing, unsecured and due on demand.

Long  term  -  Payable  in  the  fiscal  year  ended  June  30,  2005:

The Company has a loan payable to shareholder amounting $5,000 which was due on September 30, 2002. The due date for this loan was extended to July 31, 2004 with same interest rate of 10% per annum. The Company also has a loan payable to shareholder amounting $8,000 which was due on February 15, 2003 with interest rate of 10% per annum. The due date for this loan was extended to October 1, 2004, with same interest rate. Also, there are two loans payable to a related party, related by common shareholder, $10,000 which was due on February 15, 2003 and another $10,000 which was due on April 15, 2003, with interest rate of 10% per annum on both loans. These loans were extended to October 1, 2004, with same interest rate. In addition, the Company has a loan payable to shareholder amounting $3,500 due on September 1, 2004 with interest rate of 8% per annum.

7.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through June 30, 2003, the Company incurred net operating losses for tax purposes of approximately $2,527,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at June 30, 2003. The net operating loss carryforwards may be used to reduce taxable income through the year 2023. Net operating loss for carryforwards for the State of California is generally available to reduce taxable income through the year 2008. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2003 and 2002 were approximately $1,011,000 and $992,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


8.     SHARES  OF  CONCIERGE,  INC.  ISSUED  SUBJECT  TO  CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency or rescission that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency/rescission. Total shares issued subject to contingency through June 30, 2003, were 680,504 for cash and services amounting $266,610.

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

As mentioned in Note 11, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of June 30, 2003.

10.     COMMON  STOCK

During the year ended June 30, 2003, the Company issued 500,000 shares of common stock for $29,983 cash received in the prior year and 3,275,472 shares for services valued at $153,947 received in the prior year. During the year ended June 30, 2003, 73,017 shares, which were issued in error, were cancelled.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


11.    FORFEITURE  OF  STOCK  SUBSCRIPTION

During the year ended June 30, 2003, the Company forfeited stock subscription of $10,000 towards an agreement entered into with an investor whereby the Company would issue shares upon receiving a full payment of $35,000. The outstanding balance of the subscription due amounting $25,000 was not received by the Company, therefore, as non-fulfillment of investor's obligation, the Company forfeited amount subscribed to date. The forfeited amount has been recorded as an addition to paid in capital in the financial statements.

12.    MERGER  AGREEMENT

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

13.    SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 and $800 for income tax in the year ended June 30, 2003 and 2002. Total amount paid for income taxes from September 20, 1996 (inception) through March 31, 2002 amounted to $4,800. The Company paid $0 for interest during the periods ended June 30, 2003 and $158 for 2002. Total amount paid for interest from September 20, 1996 (inception) through June 30, 2003, amounted to $4,385.

The  Cash  flow  statements  do  not  include  effect  of  merger  with  CI.

14.    COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease is 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. Rent was $3,084 and $18,504 for the year ended June 30, 2003 and 2002, respectively. The Company is currently co-located with the president of the Company and pays no rent.

15.    LITIGATIONS

Concierge, Inc. filed a complaint against Emerald-Delaware, Inc. (ED), in the superior court for the County of Contra Costa on March 9, 2001 for breach of contract, negligence, fraud etc in relation to development of its products PCA. ED filed a cross complaint in the same court. The parties reached a settlement

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


on October 9, 2001, whereby ED agreed to compensate CI by $50,000. The settlement amount was received during the year ended June 30, 2002 and has been reflected as settlement income in the statements of operations for the year ended June 30, 2002.

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

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2003 and a description of the business experience of each.

                                                        Office Held  Term of
       Person                        Offices               Since     Office
       ------                        -------            -----------  -------
David  W.  Neibert          President  and  Director         2002     2004
James  E.  Kirk             Secretary  and  Director         1996     2004
Samuel  Wu                  Director                         2002     2004
Allen  E.  Kahn             Chairman,  CEO,  Director        1996     2004
Patrick  Flaherty           Director                         2002     2004

Allen E. Kahn: Mr. Kahn entered the computer industry as a Systems Engineer with IBM and subsequently held a series of technical, sales, marketing and management positions with other multi-billion dollar corporations before becoming President and CEO of two companies marketing data communications hardware and software. He has extensive experience in voice technology, optical character recognition, data communications and other technical elements of the PCA, which he conceived. Mr. Kahn is an honors graduate of the University of Texas at El Paso and pursued postgraduate studies in Business Administration at UTEP and California State University, Long Beach.

David W. Neibert: Mr. Neibert has been the President of Concierge Technologies since June 17, 2002. Prior to assuming the duties of President, Mr. Neibert was, and remains, a director of Concierge Technologies since 1999. Mr. Neibert is also the president of The Wallen Group, a general partnership providing consulting services to wireless communications companies and other high technology firms in development stages. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and Midland USA, and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. Intek Global Corporation was subsequently acquired by their majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, Ca., Kansas City, Mo. New York City, N.Y., and Sutton Surrey, England during his tenure with Intek Global Corporation from 1992 until 1997.

Patrick Flaherty: Mr. Flaherty has been in the technology related business for over 30 years. During the last five years, he has been president of Manhattan Resources, a consulting company specializing in Network Communications and

Storage Management. In late 1999 he became Senior Vice President of Concierge, Inc, and served in this position until March of 2002. Since April 2002, he has resumed his consulting business and was elected to the board of Concierge Technologies, Inc in September of 2002.

James E. Kirk, Esq.: Mr. Kirk is Corporate Secretary and General Counsel and has served as a Director of Concierge, Inc. since inception. He is a graduate of Wichita State University and holds LLB and JD degrees from the law school of Washburn University. Mr. Kirk is an attorney in private practice in Albuquerque, New Mexico.

Samuel C.H. Wu: With nearly 20 years of experience in engineering, banking and finance; Mr. Wu has played a pivotal role in developing and managing national and international business activity relationships for organizations in the public and private sectors. He was a senior marketing/credit officer with the Bank of America -World Banking Division in Tokyo, London and Hong Kong before founding Woodsford Shipping & Trading Co., Ltd. Under Mr. Wu's guidance, Woodsford has become a preeminent firm in the area's import/export and financial markets. He has been actively involved in the affairs of Concierge since its inception. Mr. Wu is fluent in English, Japanese and a number of Chinese dialects. He is a graduate of the University of California, Berkeley, where he received his BSEE in electronics and computer sciences and MBA. He has also taken advanced studies in manufacturing, quality assurance and community medicine.

     There  are  no  family  relationships  between  the directors and officers.
There  are  no  significant  employees of Concierge who are not described above.

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance
     ------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and a review of any written representations received by the registrant from the following person who were at any time a director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12, one director, Allen E. Kahn, failed to file on a timely basis, as disclosed below, the reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

     The following sets forth, with regard to our fiscal year that ended June 30, 2003, the numbers and types of failures of Mr. Kahn

    Person     No. of late reports  No. of Transactions not  No. of known failures to file a
                                       reported timely          required Form 4 or Form 5
--------------------------------------------------------------------------------------------
Allen E. Kahn           2                      4                            0


ITEM 10.     EXECUTIVE  COMPENSATION

     The following information concerns the compensation of our chief executive officer for the last three completed fiscal years. No other executive officers or individuals received total annual salary and bonus that exceeded $100,000 during the last three completed fiscal years.

                                                         Shares of
Name of Chief Executive Officer  Year  Cash Salary  Common Stock Awarded
David Neibert                    2003      0                 0
Allen Kahn                       2003      0                 0
Michael Huemmer                  2003      0                 0
David Neibert                    2002      0                 0
Allen Kahn                       2002      0                 0
Michael Huemmer                  2002      0                 0
Michael Huemmer                  2001      0                 0

     Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during or with respect to the period ended June 30, 2003. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth the ownership, as of September 16, 2003 of each individual known to management to be the beneficial owner of more than five percent of the company's common stock, by all directors, and named executive officers, individually and as a group.

   Name  and  Address  of                              Amount      Percent of
      Beneficial  Owner                                Owned         Class
   ----------------------                              ------      ----------
Allen  E.  Kahn                                      24,349,135       19.3%
7547 W. Manchester Ave., No. 325
Los  Angeles,  CA  90045

Samuel  C.H.  Wu                                     20,855,437       16.5%
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China

Polly  Force  Co.,  Ltd.                             10,805,680 (1)    8.6%
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China

East  Asia  Strategic  Holdings,  Ltd.                7,395,137        5.9%
1202  Tower  1,  Admiralty  Centre
18  Harcourt  Road
Hong  Kong,  China

F.  Patrick  Flaherty                                 4,727,485        3.7%
637  29th  Street
Manhattan  Beach,  CA  90266

James  E.  Kirk                                       3,883,291        3.1%
1401  Kirby,  N.E.
Albuquerque,  NM  87112

David  W.  Neibert                                      715,876         (2)
24028  Clarington  Drive
West  Hills,  CA  91304

Officers  and  Directors                             54,531,224       43.18%
  as  a  Group  (5  persons)

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

      3.2       -     Bylaws  of  Concierge, Inc.,  which  became  the Bylaws of
                      Concierge Technologies upon its merger with Starfest, Inc.
                      on March 20, 2002.*

      3.5       -     Articles  of  Merger of Starfest, Inc. and Concierge, Inc.
                      filed with the Secretary of State of Nevada on March 1, 2002.**

      3.6       -     Agreement   of   Merger   between   Starfest,  Inc.    and
                      Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

     10.1       -     Agreement   of   Merger   between   Starfest,  Inc.    and
                      Concierge,  Inc.*

     31         -     Certification  of  Chief Executive Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1       -     Certification  of  Chief Financial Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32         -     Certification  of  Chief Executive Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1       -     Certification  of  Chief Financial Officer pursuant  to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

(b)     Reports  on  Form  8-K

     None

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

                                   CONCIERGE  TECHNOLOGIES,  INC.


                                   By/s/  David  W.  Neibert
Date:  October  __,  2003          ---------------------------------------------
                                   David  W.  Neibert,  President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/David  W.  Neibert
Date:  October  __,  2003          ---------------------------------------------
                                   David  W.  Neibert,  President  and  Director


                                   /s/Allen  E.  Kahn
Date:  October  __,  2003          ---------------------------------------------
                                   Allen E. Kahn,  Chief Financial  Officer  and
                                     Director


                                   /s/F.P.  Flaherty
Date:  October  __,  2003          ---------------------------------------------
                                   F.  Patrick  Flaherty,  Director


                                   /s/James E. Kirk
Date:  October  __,  2003          ---------------------------------------------
                                   James  E.  Kirk,  Secretary  and  Director


                                   /s/Samuel  C.H.  Wu
Date:  October  __,  2003          ---------------------------------------------
                                   Samuel  C.H.  Wu,  Director

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-KSB 06-30-03

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

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

      3.2       -     Bylaws  of  Concierge, Inc.,  which  became  the Bylaws of
                      Concierge Technologies upon its merger with Starfest, Inc.
                      on March 20, 2002.*

      3.5       -     Articles  of  Merger of Starfest, Inc. and Concierge, Inc.
                      filed with the Secretary of State of Nevada on March 1, 2002.**

      3.6       -     Agreement   of   Merger   between   Starfest,  Inc.    and
                      Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

     10.1       -     Agreement   of   Merger   between   Starfest,  Inc.    and
                      Concierge,  Inc.*

     31         -     Certification  of  Chief Executive Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1       -     Certification  of  Chief Financial Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32         -     Certification  of  Chief Executive Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1       -     Certification  of  Chief Financial Officer pursuant  to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.