Form 10QSB
period 2003-09-30
CONCIERGE TECHNOLOGIES INC
filed 2003-11-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

     As of November 12, 2003, there were 127,292,749 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements
                                                                            Page
                                                                            ----

Balance  Sheet  September  30,  2003  (Unaudited)                              3
Statements  of  Operations  Three  Month  Period  Ended
     September  30,  2003  and  2002  and  the
     Period  from  September  20,  1996  (Inception)  to
     September  30,  2003  (Unaudited)                                         4
Statements  of  Cash  Flows  Periods  Ended  September  30,  2003
     and  2002  and  the  Period  from  September  20,  1996
     (Inception)  to  September  30,  2003  (Unaudited)                        5
Notes  to  Unaudited  Financial  Statements                                    6

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     5,705
                                                                    -----------
PREPAID EXPENSES                                                        245,800
                                                                    -----------

                                                                    $   251,505
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accrued expenses                                               $   360,973
     Loans Payable-Shareholders                                         340,708
                                                                    -----------
          Total current liabilities                                     701,681

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
  SUBJECT TO CONTINGENCY                                              1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                              266,610

STOCKHOLDERS'  DEFICIT:
     Preferred  stock,  par  value  $.001  per  share;
     10,000,000 shares  authorized;  none  issued                             -
     Common  stock,  $.001  par  value;  190,000,000
     shares authorized; issued and outstanding 126,292,749              126,293
     Additional paid in capital                                         296,726
     Shares to be issued                                                 10,000
     Deficit accumulated during the development stage                (2,813,095)
                                                                    -----------
          Total stockholders' deficit                                (2,380,076)
                                                                    -----------

                                                                    $   251,505
                                                                    ===========






   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                  (Unaudited)

                                 Three month periods ended       September  20,
                               September 30,   September 30,    1996 (Inception)
                                   2003          2002          to Sept. 30, 2003
                               -------------  --------------   -----------------
REVENUE                        $          -   $           -       $           -

COSTS  AND  EXPENSES
  Product  launch  Expenses               -               -           1,077,785
  General & Administrative
    Expenses                          6,458          13,923           1,367,983
                               ------------  --------------       -------------
      TOTAL COSTS AND EXPENSES        6,458          13,923           2,445,768


OTHER  INCOME/(EXPENSES)
  Settlement  income,  net               -                -              52,600
  Litigation  settlement                 -                -            (135,000)
                               ------------  --------------       -------------
      TOTAL  OTHER
        INCOME/(EXPENSES)                -                -             (82,400)
                               ------------  --------------       -------------

      NET LOSS BEFORE
        INCOME TAXES                (6,458)         (13,923)         (2,528,168)

  Provision of Income Taxes            800              800               6,400
                               ------------  --------------       -------------

NET LOSS                       $    (7,258)  $      (14,723)      $  (2,534,568)
                               ===========   ==============       =============

WEIGHTED  AVERAGE  SHARES
  OF COMMON STOCK OUTSTANDING,
  BASIC AND DILUTED            126,292,749      124,602,498
                              ============   ==============

BASIC AND DILUTED NET
  LOSS PER SHARE               $     (0.00)  $        (0.00)
                               ===========   ==============




   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                  (Unaudited)

                                                                             September  20, 1996
                                           September 30,   September 30,        (Inception) to
                                               2003            2002             Sept. 30, 2003
                                           -------------  --------------   -----------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                  $    (7,258)  $     (14,723)        $(2,534,568)
  Adjustments to reconcile net loss to net
  cash used in operating  activities:
    Depreciation and amortization                     -             417              12,910
    Stock  issued  for  services                      -               -             126,405
    Stock  to  be  issued  for  services              -               -             153,947
    Increase  in  current  liabilities:
      Accrued  expenses                          (2,474)          6,964             276,441
                                            -----------   -------------         -----------
        Net  cash  used  in
        operating  activities                    (9,732)         (7,342)         (1,964,865)
                                            -----------   -------------         -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Increase  in  prepaid expense                       -               -            (245,800)
  Note  receivable  -  related  party                 -               -            (100,000)
  Acquisition  of  property  &  equipment             -               -             (12,910)
                                            -----------   -------------         -----------
        Net  cash  used  in
        investing  activities                         -               -            (358,710)
                                            -----------   -------------         -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds  from  Issuance of Shares                  -               -             567,007
  Proceeds from stock to be issued for cash                                           10,000
  Proceeds  from  advance  subscriptions              -               -           1,772,983
  Costs  and  expenses  of  advance
    subscriptions                                     -               -             (79,710)
   Proceeds from (repayments of)
     related party loans                         14,000           9,000              59,000
                                            -----------   -------------         -----------
        Net  cash  provided  by
        financing  activities                    14,000           9,000           2,329,280
                                            -----------   -------------         -----------

NET INCREASE/(DECREASE) IN CASH &
  CASH EQUIVALENTS                                4,268           1,658               5,705

CASH  &  CASH  EQUIVALENTS,
  BEGINNING  BALANCE                              1,437             655                   -
                                            -----------   -------------         -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE     $     5,705   $       2,313         $     5,705
                                            ===========   =============         ===========



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

Concierge, Inc. ("CI") was a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The CI had undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA "). "PCA " will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. To-date, the Company has not earned any revenue.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT  PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue through the period ended September 30, 2003 and at September 30, 2003, the Company has accumulated deficit of $2,813,095 including a net loss of $7,258 during the three month period ended September 30, 2003. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2003, towards (i) obtaining additional financing (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.     PREPAID  EXPENSES

The Company entered into software license agreements with two Delaware Corporations. One Corporation granted permission to the Company to utilize its

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

Long  term  -  Payable  in  the  fiscal  year  ended  June  30,  2005:

The Company has a loan payable to shareholder amounting $5,000 plus interest that was due on September 30, 2002. The due date for this loan was extended to July 31, 2004 with the same interest rate of 10% per annum. The Company also has four separate loans payable to a shareholder and related party, related by common shareholder, amounting in the aggregate to $42,000 including accrued interest of $14,000 at 8% per annum. The loans are due on demand. In addition, the Company has a loan payable to a director/shareholder amounting to $3,500 plus interest due on September 1, 2004 with an interest rate of 8% per annum.

6.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through September 30, 2003, the Company incurred net operating losses for tax purposes of approximately $2,530,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at September 30, 2003. The net operating loss carryforward may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of September 30, 2003 and 2002 were approximately $1,012,000 and $1,108,000,

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

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

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of September 30, 2003.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


9.     COMMON  STOCK  -  SUBSEQUENT  EVENT

On October 7, 2003 the Company entered into a subscription agreement with an investor who would receive 1,000,000 shares of common stock, restricted under Rule 144, in exchange for $10,000 in cash. The funds were accepted on October 9, 2003.

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

The Company paid $0 for income tax in the three month periods ended September 30, 2003 and 2002. The Company paid $0 for interest during the three month periods ended September 30, 2003 and 2002.

12.    COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. The Company is currently co-located with the president of the Company and pays no rent.

14.    LITIGATIONS

Concierge, Inc. filed a complaint against Emerald-Delaware, Inc. (ED), in the superior court for the County of Contra Costa on March 9, 2001 for breach of contract, negligence, fraud etc in relation to development of its products PCA. ED filed a cross complaint in the same court. The parties reached a settlement on October 9, 2001, whereby ED agreed to compensate CI by $50,000. The settlement amount was received during the year ended June 30, 2002 and has been reflected as settlement income.

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

Item  2.     Plan  of  Operation

     Our plan of operation for the next twelve months involves three strategic initiatives. (1) We hope to source and secure a development partner to upgrade the PCA to modern operating systems, including a server-based multi-user platform. The final nature of the proposed relationship between us and any development partner is yet to be determined. (2) We are also attempting to sell our remaining inventory of approximately 14,000 PCAs via a rejuvenation of our website presence and a link to eBay and PayPal. If successful, a sale of this inventory is expected to result in an infusion of approximately Two Hundred Fifty Thousand dollars ($250,000). (3) We are aggressively looking for development stage companies in the personal communications space with whom we can align ourselves via either a merger, cross channel marketing scheme, or other synergistic business combination.

     Through a combination of product offerings including hardware, wireless airtime, wireless Internet access, software offerings (such as the upgraded PCA product), and subscription services, we hope to build a vertically integrated company able to respond in timely fashion to the consumer demand for communications services. In preparation for this next phase of anticipated restructuring and possible refinancing, it is management's intention to resolve outstanding issues of debt and other liabilities through sale of our existing inventory. If the strategy proves successful, management believes such a vertically integrated company will be worth, as a whole, more than the sum of the otherwise separate entities. As such, we anticipate a resulting consolidated company may be a more attractive investment opportunity for the financial community in general.

     Leveraging the expertise of its management and directors, who have provided their time without cash compensation, we have established contact with several likely strategic partners. Should we be successful in our negotiations, management hopes to be able to acquire control of certain of these targeted companies through an equity exchange. Management is not seeking a transaction that would result in a change of control; however, it is likely that, if the transactions being contemplated by management are to be carried through to conclusion, our current shareholders would suffer some dilution. Further dilution to current shareholders is also possible, and likely, to occur simultaneous with a successful financing effort. The financing commitment will be a prerequisite to concluding any of the aforementioned acquisitions.

     On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of the company to co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

     As of September 30, 2003, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances. Our president, CEO and directors have been providing their services without cash compensation; however, there is no certainty as to how long such an arrangement may continue. Furthermore, although we have not accrued any ongoing salary or employee expenses and there is no arrangement to do so, we expect that upon conclusion of a successful funding exercise that some compensation shall be agreed upon for our officers. Further, the company may find it more reasonable to compensate its directors and officers with shares of common stock in lieu of cash for past performance.

Liquidity

     Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. The amount of borrowed funds have been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

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

     On October 9, 2003 the company engaged the services of a financial advisor to assist with sourcing capital to be used for the acquisition strategy. An upfront fee of Ten Thousand dollars ($10,000) was negotiated and paid by the Company to the advisor. A success fee equal to 5% of the gross amount of money raised shall be due to the financial advisor should his efforts prove successful. As of November 12, 2003 we do not have a firm commitment for financing and there can be no assurances that our financial advisor will ultimately be successful.

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

Dated:  November  12,  2003               CONCIERGE  TECHNOLOGIES,  INC.


                                         By:/s/  David  W.  Neibert
                                            ------------------------------------
                                            David  W.  Neibert,  President

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-QSB 09-30-03

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