Form 10QSB
period 2003-12-31
CONCIERGE TECHNOLOGIES INC
filed 2004-02-17
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 5, 2004, there were 131,292,749 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements
                                                                            Page
                                                                            ----

Balance  Sheet  December  31,  2003  (Unaudited)                               3
Statements  of  Operations  Three  Month  Period  Ended
     December  31,  2003  and  2002  and  the
     Period  from  September  20,  1996  (Inception)  to
     December  31,  2003  (Unaudited)                                          4
Statements  of  Cash  Flows  Periods  Ended  December  31,  2003
     and  2002  and  the  Period  from  September  20,  1996
(Inception)  to  December  31,  2003  (Unaudited)                              5
Notes  to  Unaudited  Financial  Statements                                    6

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $       113

PREPAID EXPENSES                                                        245,800
                                                                    -----------

                                                                    $   245,913
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
     Accrued expenses                                               $   361,130
     Loans Payable-Shareholders                                         340,708
                                                                    -----------
          Total current liabilities                                     701,838

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
     SUBJECT TO CONTINGENCY                                           1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                              266,610

STOCKHOLDERS'  DEFICIT:
     Preferred  stock,  par  value  $.001  per  share;
       10,000,000 shares  authorized;  none  issued                           -
     Common  stock,  $.001  par  value;  190,000,000
       shares authorized; issued and outstanding 127,292,749            127,365
     Additional paid in capital                                         315,654
     Deficit accumulated during the development stage                (2,828,844)
                                                                    -----------
          Total stockholders' deficit                                (2,385,825)
                                                                    -----------
                                                                    $   245,913
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
     THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2003
                                  (Unaudited)

                                           Three month periods ended      Six month periods ended       September 20,
                                            Dec. 31         Dec. 31,      Dec. 31,        Dec.  31,   1996  (Inception)
                                             2003            2002           2003            2002     to December 31, 2003
                                         ----------      -----------     -----------     ----------  --------------------
REVENUE                                  $         -     $         -     $         -     $        -     $         -

COSTS  AND  EXPENSES
     Product  launch  Expenses                    -               -               -              -        1,077,785
     General & Administrative Expenses        15,749          16,910          22,207         30,833       1,383,732
                                         -----------     -----------     -----------     ----------     -----------
          TOTAL COSTS AND EXPENSES            15,749          16,910          22,207         30,833       2,461,517

OTHER  INCOME/(EXPENSES)
     Settlement  income,  net                      -               -               -              -          52,600
     Litigation  settlement                        -               -               -              -        (135,000)
                                         -----------     -----------     -----------     ----------     -----------
          TOTAL OTHER INCOME/(EXPENSES)            -               -               -              -         (82,400)
                                         -----------     -----------     -----------     ----------     -----------

NET LOSS BEFORE INCOME TAXES                 (15,749)        (16,910)        (22,207)       (30,833)     (2,543,917)

     Provision  of  Income  Taxes                  -               -             800            800           6,400
                                         ------------    -----------     -----------     ----------     -----------

NET  INCOME  (LOSS)                      $   (15,749)    $   (16,910)    $   (23,007)    $  (31,633)    $(2,550,317)
                                         ============    ===========     ===========     ==========     ===========

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING, BASIC AND DILUTED   127,205,792     126,292,749     126,749,271    125,447,623
                                         ===========     ===========     ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE     $     (0.00)    $     (0.00)    $     (0.00)   $     (0.00)
                                         ===========     ===========     ===========    ===========















   The accompanying notes are an integral part of these financial statements.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  PERIODS ENDED DECEMBER 31, 2003 AND 2002 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2003
                                  (Unaudited)

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                  PERIODS ENDED DECEMBER 31, 2002 AND 2001 AND
      THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2002
                                  (Unaudited)

                                                                                  Sept. 20, 1996
                                                   Dec. 31,       Dec. 31,        (inception) to
                                                     2003           2002           Dec. 31, 2003
                                                  ----------     ---------         -----------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                        $  (23,007)    $  (31,633)       $(2,550,317)
  Adjustments  to  reconcile  net  loss  to
  net  cash  used  in operating  activities:
    Depreciation  and  amortization                        -            670             12,910
    Stock  issued  for  services                           -              -            280,352
    Increase  in  current  assets:
      Prepaid  expense                                     -              -           (245,800)
    Increase (decrease) in current liabilities:
      Accrued expenses                                (2,317)         5,069            276,598
                                                  ----------     ----------        -----------
        Net cash used in operating activities        (25,324)       (25,894)        (2,226,257)
                                                  ----------     ----------        -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Note  receivable  -  related party                     -              -           (100,000)
    Acquisition  of  property  &  equipment                -              -            (12,910)
                                                  ----------     ----------        -----------
        Net cash used in investing activities              -              -           (112,910)
                                                  ----------     ----------        -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Proceeds  from  Issuance  of  Shares              10,000              -            577,007
    Proceed from stock subscription forfeited                        10,000             10,000
    Proceeds  from  advance  subscriptions                 -              -          1,772,983
    Costs and expenses of advance subscriptions            -              -            (79,710)
    Proceeds  from  (repayments  of)
      related  party loans                            14,000         19,000             59,000
                                                  ----------     ----------        -----------
        Net cash provided by financing activities     24,000         29,000          2,339,280
                                                  ----------     ----------        -----------

NET INCREASE (DECREASE) IN CASH &
  CASH EQUIVALENTS                                    (1,324)         3,106                113

CASH & CASH EQUIVALENTS, BEGINNING BALANCE             1,437            655                  -
                                                  ----------     ----------        -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE           $      113     $    3,761        $       113
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

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of
consolidation  policies  to   variable  interest  entities  and,  thus  improves
comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue through the period ended December 31, 2003 and at December 31, 2003, the Company has accumulated deficit of $2,828,844 including a net loss of $23,007 during the six month period ended December 31, 2003. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2003, towards (i) obtaining additional financing (ii) management of accrued expenses and accounts payable
(iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

6.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through December 31, 2003, the Company incurred net operating losses for tax purposes of approximately $2,540,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at December 31, 2003. The net operating

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


loss carryforward may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of December 31, 2003 were approximately $1,016,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

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

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of December 31, 2003.

9.     COMMON  STOCK

The Company issued 1,000,000 shares of common stock, restricted under Rule 144, in exchange for $10,000 in cash per subscription agreement.

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

The Company paid $0 for income tax in the six month periods ended December 31, 2003 and 2002. The Company paid $0 for interest during the six month periods ended December 31, 2003 and 2002.

12.    COMMITMENT

The Company sub-leases office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. The Company is currently co-located with the president of the Company and pays no rent.

13.    LITIGATIONS

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

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as litigation settlement in the accompanying financial statements.

Item  2.  Plan  of  Operation

     Our  plan  of  operation for the next twelve months is to do the following:

          - acquire two companies - Planet Halo and Frank Ramogida Holdings - and obtain the capital needed to operate the combined entity,

          - refocus our daily operations on the wireless communications industry, including providing Wi-Fi (Wireless Fidelity as defined by the IEEE standards of 802.11(x)) service to consumers and enterprise customers, and

          - sell for approximately $250,000 our remaining inventory of approximately 14,000 PCAs via a rejuvenation of our website presence and a link to eBay (R) and PayPal (R).

     Through a combination of product offerings including hardware, wireless airtime, broadband wireless Internet access, software offerings (such as the upgraded PCA product), and subscription services, we hope to build a vertically integrated company able to respond in timely fashion to the consumer demand for communications services. Critical to this endeavor will be our ability to resolve outstanding issues of debt and other liabilities through the sale of our existing inventory.

     We have been involved in discussions with two private companies, Planet Halo and Frank Ramogida Holdings ("FRH"). We entered into a letter of intent with FRH and Planet Halo that outlined a path by which we would acquire these two companies in a stock transaction. The proposed transaction was contingent upon a number of criteria, including satisfactory completion of due diligence, definitive final agreements and sufficient funding to operate the combined enterprise. As of February 1, 2004 this letter of intent has expired; however, the parties are continuing to work together to source the required financing to go forward with the proposed transaction or a modified version thereof.

     Our primary website presence at the domain name "conciergetech.com" has been discontinued effective February 1, 2004 due to a dispute with our former consultant, Dave Cook. Mr. Cook is claiming ownership of the domain name and has rendered it inactive. The Company believes that it owns the domain name; however, until the dispute is resolved the Company has reverted to another of its registered domain names - "pcahome.com" - for the hosting of its website. It is uncertain what effects, if any, the change of domain names will have on the results of prior marketing efforts promoting the "conciergetech.com" site. The Company plans to issue a press release announcing the change of domain names; however, as of February 5, 2004 the Company has not successfully redirected traffic to its new URL address. Email addresses will remain unaffected for the near term, but are expected to change to the new domain name as well.

     On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of our company to a co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

     As of December 31, 2003, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances. Our president, CEO and directors have been providing their services without cash compensation to this point; however, our President was unable to continue in his capacity without compensation for past and future services. The Company has negotiated a payment to Mr. Neibert that secures his services for the period commencing with his presidency in 2002 and continuing through June 30, 2004. Other officers have not been compensated as of December 31, 2003 and are continuing to provide their services for the indeterminate future. There is no assurance that they will continue without compensation, or that Mr. Neibert will continue his service after June 30, 2004.

Liquidity

     Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In one instance we have sold shares of our common stock in exchange for cash. The amount of borrowed funds and funds from equity sales have been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current
reporting  status   with   the  Securities  and  Exchange  Commission.  However,
sufficient funds have been unavailable to pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

     Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation and market the remaining inventory of the PCA product. The Company has been aggressively pursuing financing for the acquisitions targeted for this year and has retained a financial advisor to assist with the effort. Until such time as definitive agreements are reached with investors, such a financing remains speculative. If the financing is not available, the acquisitions themselves may also not be completed. In the event either the financing or the proposed acquisitions are not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

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

Dated:  February  16,  2004               CONCIERGE  TECHNOLOGIES,  INC.


                                          By:/s/  David  W.  Neibert
                                             -----------------------------------
                                             David  W.  Neibert,  President

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-QSB 12-31-03

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