Form 10QSB
period 2004-03-31
CONCIERGE TECHNOLOGIES INC
filed 2004-05-17
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

     As of May 10, 2004, there were 141,292,749 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements
                                                                            Page
                                                                            ----

Balance  Sheet  March  31,  2004  (Unaudited)                                  3
Statements  of  Operations  Three  Month  Period  Ended
     March  31,  2004  and  2003  and  the
     Period  from  September  20,  1996  (Inception)  to
     March  31,  2004  (Unaudited)                                             4
Statements  of  Cash  Flows  Periods  Ended  March  31,  2004
     and  2003  and  the  Period  from  September  20,  1996
(Inception)  to  March  31,  2004  (Unaudited)                                 5
Notes  to  Unaudited  Financial  Statements                                    6

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     5,573
                                                                    -----------

                                                                    $     5,573
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accrued expenses                                               $   366,794
     Loans Payable-Shareholders                                         340,708
                                                                    -----------
          Total current liabilities                                     707,502

SUBSCRIPTIONS  RECEIVED  FOR  COMMON  STOCK
  SUBJECT TO CONTINGENCY                                              1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY                              266,610

STOCKHOLDERS'  DEFICIT:
     Preferred  stock,  par  value  $.001  per  share;
       10,000,000 shares authorized; none issued                              -
     Common  stock,  $.001  par  value;  190,000,000  shares
       authorized; issued and outstanding 132,292,749                   132,365
     Additional paid in capital                                         536,654
     Deficit accumulated during the development stage                (3,300,848)
                                                                    -----------
          Total stockholders' deficit                                (2,631,829)
                                                                    -----------

                                                                    $     5,573
                                                                    ===========










    The accompanying notes are an integral part of these unaudited financial statements.

                             CONCIERGE TECHNOLOGIES, INC.
                            (A development stage company)
                               STATEMENTS OF OPERATIONS
         THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 AND
            THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2004
                                     (Unaudited)


                                Three month periods ended      Nine month periods ended       September 20,
                                March 31,       March 31,      March 31,     March  31,     1996  (Inception)
                                  2004            2003           2004          2003         to  March 31, 2004
                              ------------   -------------   ------------   ------------    ------------------
REVENUE                       $          -   $           -   $          -   $          -       $          -

COSTS  AND  EXPENSES
  Product  launch  Expenses              -               -              -              -          1,077,785
  General  &  Administrative
    Expenses                       472,004           6,499        494,211         37,332          1,855,736
                              ------------   -------------   ------------   ------------       ------------
    TOTAL COSTS AND EXPENSES       472,004           6,499        494,211         37,332          2,933,521

OTHER  INCOME/(EXPENSES)
  Settlement  income,  net               -               -              -              -             52,600
  Litigation  settlement                 -               -              -              -           (135,000)
                              ------------   -------------   ------------   ------------       ------------
    TOTAL  OTHER
      INCOME/(EXPENSES)                  -               -              -              -            (82,400)
                              ------------   -------------   ------------   ------------       ------------

NET LOSS BEFORE INCOME TAXES      (472,004)         (6,499)      (494,211)       (37,332)        (3,015,921)

  Provision  of  Income  Taxes           -               -            800            800              6,400
                              ------------   -------------   ------------   ------------       ------------

NET  INCOME  (LOSS)           $   (472,004)  $      (6,499)  $   (495,011)  $    (38,132)      $ (3,022,321)
                              ============   =============   ============   ============       ============

WEIGHTED  AVERAGE  SHARES
  OF  COMMON  STOCK
  OUTSTANDING, BASIC AND
  DILUTED                      127,885,157     126,292,749    128,398,204    125,725,219
                              ============   =============   ============   ============

BASIC  AND  DILUTED  NET
  LOSS  PER  SHARE            $      (0.00)  $       (0.00)  $      (0.00)  $      (0.00)
                              ============   =============   ============   ============









    The accompanying notes are an integral part of these unaudited financial statements.

                             CONCIERGE TECHNOLOGIES, INC.
                            (A development stage company)
                               STATEMENTS OF CASH FLOWS
                 NINE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 AND
           THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2004
                                     (Unaudited)

                                                                                September 20,
                                                 March 31,     March 31,      1996 (Inception)
                                                   2004          2003         to March 31, 2004
                                                ----------    ----------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(495,011)    $  (38,132)        $(3,022,321)
     Adjustments  to  reconcile  net  loss
       to  net  cash  used  in operating
       activities:
            Issuance of shares for services       216,000              -             216,000
            Impairment  of  asset                 245,800              -             245,800
            Depreciation and amortization               -            903              12,910
            Stock  issued  for  services                -              -             280,352
            Increase  in  current  assets:
                 Prepaid  expense                       -              -            (245,800)
            Increase  (decrease)  in
              current  liabilities:
                 Accrued  expenses                  3,347          7,618             282,262
                                                ---------     ----------         -----------
            Net  cash  used  in
              operating  activities               (29,864)       (29,611)          (2,230,797)
                                                ---------     ----------         -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Note  receivable  -  related  party                -              -             (100,000)
     Acquisition of property & equipment                -              -              (12,910)
                                                ---------     ----------         -----------
            Net  cash  used  in
              investing  activities                     -              -             (112,910)
                                                ---------     ----------         -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Proceeds  from  Issuance  of  Shares          20,000              -             587,007
     Proceed  from  stock  to  be  issued               -         10,000              10,000
     Proceeds from advance subscriptions                -              -           1,772,983
     Costs  and  expenses  of  advance
       subscriptions                                    -              -             (79,710)
     Proceeds from (repayments of) related
       party loans                                 14,000         19,000              59,000
                                                ---------     ----------         -----------
            Net  cash  provided  by
              financing  activities                34,000         29,000           2,349,280
                                                ---------     ----------         -----------

NET INCREASE (DECREASE) IN CASH &
  CASH EQUIVALENTS                                  4,136           (611)              5,573

CASH  &  CASH  EQUIVALENTS,
  BEGINNING  BALANCE                                1,437            655                   -
                                                ---------     ----------         -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE         $   5,573     $       44         $     5,573
                                                =========     ==========         ===========









    The accompanying notes are an integral part of these unaudited financial statements.

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

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

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

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

3.     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue through the period ended March 31, the Company has accumulated deficit of $3,300,848 including a net loss of $495,011 during the nine month period ended March 31, 2004. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended March 31, 2004, towards (i) obtaining additional financing (ii) management of accrued expenses and accounts payable
(iii) Development of the software "PCA " and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.     PREPAID  EXPENSES

The Company entered into software license agreements with two Delaware Corporations. One Corporation granted permission to the Company to utilize its software for the "PCA "development. The corporation was paid $202,500 as initial non-refundable license fee and was considered to be pre-paid royalties. The agreement called for Concierge, Inc. to pay a royalty of $1.00 for the first million units sold and $.75 for units greater than 1,000,000.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

The Company evaluated value of its prepaid expenses at March 31, 2004 and based upon uncertainness surrounding the utilization of its software for the "PCA " development, the Company has recorded an impairment of the prepaid expense amounting $245,800 at March 31, 2004. The impairment of expense has been included with General and administrative expenses in the accompanying financial statements.

5.     LOANS  PAYABLE  -  RELATED  PARTIES

Current:

The Company has notes payable amounting $290,208 payable to shareholders. The notes are non-interest bearing, unsecured and due on demand.

The Company has a loan payable to shareholder amounting $5,000 plus interest that was due on September 30, 2002. The due date for this loan was extended to July 31, 2004 with the same interest rate of 10% per annum. The Company also has four separate loans payable to a shareholder and related party, related by common shareholder, amounting in the aggregate to $42,000 including accrued interest of $14,000 at 8% per annum. The loans are due on demand. In addition, the Company has a loan payable to a director/shareholder amounting to $3,500 plus interest due on September 1, 2004 with an interest rate of 8% per annum. The Company has recorded interest expense of $3,525 and 2,122 for the nine month period ended March 31, 2004 and 2003, respectively.

6.     INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through March 31, 2004, the Company incurred net operating losses for tax purposes of approximately $3,020,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at March 31, 2004. The net operating loss carryforward may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of March 31, 2004 was approximately $1,026,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

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

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange
Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of March 31, 2004.

9.     COMMON  STOCK

                          CONCIERGE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


In October 2003, the Company issued 1,000,000 shares of common stock, restricted under Rule 144, in exchange for $10,000 in cash per subscription agreement. On January 5, 2004, the Company issued 1,000,000 shares of common stock, restricted under Rule 144, in exchange for $10,000 in cash to a former officer of an entity acquired by the Company subsequent to March 31, 2004. Subsequently, the former officer of the acquired entity was appointed to the Board of directors of the Company.

On January 5, 2004 the company issued 4 million shares of its common stock to Ryan Consultants Ltd. of St. Helier Jersey, U.K. The shares were issued in settlement of an invoice in the amount of $80,000. The invoice was tendered by Ryan Consultants for the services performed by the president of the Company on behalf of Ryan Consultants through March 31, 2004. The president of the Company is retained by Ryan Consultants as an agent in the U.S. to oversee their investments and other activities. Ryan Consultants has also agreed to pursue financing in Europe for Concierge Technologies and Planet Halo. The shares are unregistered and their sale is restricted under SEC Rule 144. The president of the Company disclaims any beneficial ownership in the shares. The stocks were valued at the average fair market value of the shares of the Company as quoted on OTCBB on the date of issuance. The Company has recorded issuance of shares valued at $216,000 as consulting expense, as a part of General and administrative expense in the accompanying financials statements.

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

The Company paid $0 for income tax in the nine month periods ended March 31, 2004 and 2003. The Company paid $0 for interest during the nine month periods ended March 31, 2004 and 2003.

12.    COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. The Company is currently co-located with the president of the Company and pays no rent.

13.    LITIGATION

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

14.    SUBSEQUENT  EVENT

On April 6, 2004 the Company and Planet Halo entered into Stock Purchase agreement whereby, when consummated, the Company would purchase all of the outstanding and issued shares of Planet Halo in exchange for 10 Million shares of the Company's common stock valued at $500,000. On April 20, 2004 all of the conditions of the acquisition were met apart from the issuance of the shares. On May 5, 2004 the Company issued the shares on a ratio of, 8.232 shares of the Company to each share of Planet Halo stock. The shares were issued directly to the shareholders of Planet Halo. The existing Planet Halo shares were then retired and cancelled. The Company is now the sole shareholder of Planet Halo, a Nevada corporation. On May 5, 2004 the President of Planet Halo was officially appointed to the Board of Directors of the Company along with one other Planet Halo named appointee.

Planet Halo is a development stage company involved in the wireless telecommunications industry through the design, manufacture, sale and distribution of hardware and services that include a hand-held wireless Internet appliance/cell phone known as the "Halo", and an integrated wireless gateway interface to the Internet named "Halomail."

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for is as follows:

                                          Allocated  amount
                                          -----------------
      Property  and  equipment               $  15,541
      Goodwill                                 484,459
                                             ---------
                                             $ 500,000
                                             =========

      Consideration  paid                      Amount
      --------------------                     ------
      10,000,000 shares of common stock      $ 500,000
                                             =========

Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                For the nine month periods ended
                                                March 31, 2004   March 31, 2003
                                                --------------   --------------
                                                 (Unaudited)       (Unaudited)
          Revenue                                $         -     $           -
          Net  loss  for  the  period            $   505,510     $      61,325
          Net  loss  per  share                  $      0.00     $        0.00

Item  2.     Plan  of  Operation

     Our  plan  of  operation for the next twelve months is to do the following:

     - exploit the opportunities afforded us through our acquisition of Planet Halo by implementing the continued development of the "Halo" device and its subsequent production,

     - source the needed capital for the Halo development through an equity offering, or a debenture instrument convertible into equity,

     - seek other synergistic companies suitable for partnering with the distribution of the Halo and its operation on Wi-Fi networks,

     - sell for approximately $250,000 our remaining inventory of approximately 14,000 PCAs via a rejuvenation of our website presence and a link to eBay and PayPal.

     Through a combination of product offerings including the Halo Internet appliance/cellular telephone device, the Halomail wireless gateway, broadband wireless Internet access, software offerings (such as the upgraded PCA product), and subscription services, we hope to build a vertically integrated company able to respond in timely fashion to the consumer demand for communications services. Critical to this endeavor will be our ability to resolve outstanding issues of debt and other liabilities through the sale of our existing inventory.

     On April 6, 2004, our company signed a definitive agreement to acquire the privately-held company, Planet Halo, in a cash-free stock transaction. On April 20, 2004 the companies completed the necessary documentation to effect the acquisition. On May 5, 2004 Concierge Technologies instructed its transfer agent to issue the purchase price in shares of common stock to the shareholders of Planet Halo. The transaction was officially closed and the shares considered issued as of May 5, 2004.

     Planet Halo is a development-stage company that has developed a prototype, hand-held, wireless Internet appliance named the "Halo". The Halo is able to send and receive email, short messages, run applications such as address book, calculator, scheduler, etc and operates as a fully functional cellular telephone. In addition to the Halo device Planet Halo also has an exclusive license to deploy a proprietary wireless gateway in North America. The gateway, named "Halomail", provides a secure interface for wireless access to the Internet, and to the worldwide web. Users of the Halo or other wireless devices may use Halomail as their email client, a secure connection for monetary transactions, browse the worldwide web, connect to their own Intranets, and essentially use the gateway as a secure on-ramp to the Internet in much the same way as a wired connection operates. Concierge plans to move the Halo device into production readiness and to seek partners for the launch of the Halomail gateway on service provider networks.

     Planet Halo will continue to be operated from offices located in Ventura, California, and as a wholly-owned subsidiary of Concierge Technologies. Marc Angell is the President of Planet Halo and is also responsible for administering the operating budget, which is approved by the Board of Directors of Concierge Technologies.

     In an effort to improve the level of expertise on the Board of Directors, and to provide representation for Planet Halo, Marc Angell (the founder and C.E.O. of Planet Halo) and Pat Rodden (a shareholder and officer with Fiori Industrial Design, a vendor of Planet Halo) have been elected to the Board of Directors of Concierge. The directors of Planet Halo include Marc Angell, David Neibert and Sherry Sparks. The term of office for the new directors shall continue in accordance with our bylaws and pending approval of our shareholders at the next meeting of shareholders.

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

     As of May 5, 2004, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances. Our president, CEO and directors have been providing their services without cash compensation to this point; however, our President was unable to continue in his capacity without compensation for past and future services. The Company has negotiated a payment to Mr. Neibert that secures his services for the period commencing with his presidency in 2002 and continuing through June 30, 2004. Other officers have not been compensated as of May 5, 2004 and are continuing to provide their services for the indeterminate future. There is no assurance that they will continue without compensation, or that Mr. Neibert will continue his service after June 30, 2004.

Liquidity

     Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In two instances we have sold shares of our common stock in exchange for cash. The amount of borrowed funds and funds from equity sales have been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

     Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation and market the remaining inventory of the PCA product. With the acquisition of Planet Halo there are added demands for operating capital. As part of the conditions for the closing of the acquisition, Marc Angell has agreed to loan the amount of money required to fund the approved Planet Halo operating budget for at least the next 6 months. The Company has been aggressively pursuing financing for the funding of the Halo device project targeted for this year and has retained a financial advisor to assist with the effort. Until such time as definitive agreements are reached with investors, such a financing remains speculative. If the financing is not available, the Halo may not be put into production. In the event the financing is not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

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

Dated:  May  13,  2004

                                       CONCIERGE  TECHNOLOGIES,  INC.


                                       By:/s/  David  W.  Neibert
                                          --------------------------------------
                                          David  W.  Neibert,  President

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-QSB 03-31-04

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