Form 10KSB
period 2004-06-30
CONCIERGE TECHNOLOGIES INC
filed 2004-10-13
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.
(Exact name of registrant as specified in its charter)

California (state of incorporation)	333-38838 (Commission File Number)	95-4442384 (IRS Employer I.D. Number)

22048 Sherman Way, Suite 301
Canoga Park, CA 91303
(818) 610-0310
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None.

Name of each exchange on which registered: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $889,186 computed by reference to the $0.011 average of the bid and asked price of the Company's Common Stock on October 11, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 142,292,747 shares of Common Stock, $0.001 par value, on September14, 2004.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

Concierge Technologies, Inc. was incorporated in California on August 18, 1993 as "Fanfest, Inc." On August 29, 1995 its name was changed to Starfest, Inc., and on March 20, 2002 its name was changed to “Concierge Technologies, Inc.”

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

As described in Starfest’s Form 8-K filed on April 2, 2002 with the Commission (Commission File No. 000-29913), the shareholders of Starfest and Concierge did approve the merger, and the merger was legally effected on March 20, 2002.

              Pursuant to the agreement of merger between Starfest and Concierge,

     •    Starfest was the surviving corporation,

     •    The shareholders of Concierge received pro rata for their shares of common stock of Concierge, 99,957,713 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge were cancelled,

     •    The fiscal year-end of the corporation was changed to June 30,

     •    The officers and directors of Concierge became the officers and directors of Starfest, and

     •    The name of Starfest was changed to "Concierge Technologies, Inc."

Business of Concierge Technologies

The business of Concierge Technologies is to conceptualize, design, develop, distribute and market software, hardware and services within the personal communications industry. As of June 30, 2004, we were offering one product, which is known by the name “Personal Communications Attendant” or the “PCA”. The PCA is in the form of a CD containing a proprietary program application coupled with licensed voice recognition and text-to-speech software than enables a user to retrieve email messages from any remote telephone and have the text of the email message “read” in a computer generated voice. This product was developed and manufactured in limited quantities prior to the completion of the merger with Starfest. Although the product was available for distribution, the Company was without sufficient funds to properly market the product in timely fashion. As a result of the passing time, later introduction of new operating systems, changes in email client code, changes in consumer buying habits, the expanding presence of wireless Internet and email appliances, and the declining use of dial-up voice modems have all contributed to the need to upgrade the PCA product prior to re-engaging an aggressive marketing effort.

With the PCA in its current form, we do not expect any significant revenues to be generated from retail sales. Until such time as the PCA can be upgraded to a later format, we will only offer the product for sale via its promotion on our website, www.pcahome.com. The retail price of the PCA is $39.95. In order to expand our channels to market in an economical fashion we intend to promote the product via cross-channel marketing on partner websites and to list the product for sale on the commercial websites which charge a commission for each sale rather than a payment in advance for such promotion. We have not yet been successful with such listings as of September 16, 2004

In addition to our efforts to liquidate our inventory of the PCA product, of which we have approximately 14,700 pieces, the company is also pursuing acquisition of synergistic products and companies that would enhance and update our presence in the personal communications business. Pursuant to that strategy, on May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation. Planet Halo’s assets include intellectual property related to the industrial design, mechanical design, operation and know-how to market a wireless, hand-held, cellular phone with integrated QWERTY keypad, color screen and voice activation software. The device, known as the “Halo”, has been advanced to the beta-test phase and there exists four working prototypes. In addition to the Halo, Planet Halo also has an exclusive North American license to exploit a wireless gateway that acts as the interface between wireless devices, including the Halo, and the Internet. The gateway, branded as “Halomail”, uses secure socket layer technology for encrypted financial transactions, email access, desktop synchronization, HTML, XML, SHTML, WAP and other Web-based functions that are enabled on devices running the Halomail software client. We intend to assist Planet Halo with placement of the Halomail into active commercial service within the near term.

The strategy of vertical integration of development stage, synergistic, companies into Concierge remains an integral part of our long term operating plan. We believe that should we be able to accumulate a sufficient market potential through combined product offerings we may be more successful in sourcing needed capital to fund the execution and expansion of our overall business plan. Of course, we have no assurances that such a strategy will ultimately be successful or that the addition of product lines and intellectual properties will create the favorable environment for investors that we anticipate; however, we plan to continue the creation of value for our shareholders through acquisitions and partnerships. As this process continues, we also hope to begin commercial operations with the Halomail and source a buyer for the PCA inventory, thus generating operating revenues to, in part, offset our cash expenditures.

Governmental Approval of Principal Products. No governmental approval is required in the U.S. for Concierge's products.

Government Regulations. There are no governmental regulations in the U.S. that apply to Concierge's products.

Dependence on Major Customers and Suppliers. Concierge does not anticipate that it will be dependent on any major customers or suppliers.

Seasonality. There should be no seasonal aspect to Concierge’s business other than possible increased sales anticipated in the fourth calendar quarter associated with the year-end holidays.

Research and Development. Concierge expended no funds on research and development in 2004.

Environmental Controls. Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business.

Patents, Trademarks, Copyrights and Intellectual Property. Concierge has trademarked its Personal Communications Attendant. It has no patents on the product. Planet Halo has trademarked the names “Halo”, “Halomail”, and “Planet Halo”. Patent applications are pending on certain aspects of the Halo device and software applications that enable certain of its functionality. The know-how centered around the programming, low-level drivers, key board matrix, operating system interface and certain other aspects of the Halo device, including its industrial design, are considered a valued intellectual property of Planet Halo.

Number of Employees

On June 30, 2004, we employed no persons full time and no persons part time.

ITEM 2.    DESCRIPTION OF PROPERTY

We own no plants, real property or any significant personal property.

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

Planet Halo’s offices are located at 1575 Spinnaker Drive, Suite 204A, Ventura, CA 93001. There is no office lease for Concierge. The lease is in the name of Marc Angell, President of Planet Halo, and Mr. Angell pays the rent and other expenses personally. Under an agreement between Marc Angell and Concierge, Mr. Angell is able to accumulate a loan payable up to an agreed upon budget amount that we will repay to Mr. Angell at some point in the future. Concierge, or Mr. Angell, may terminate this office facility arrangement at any time with a 30 day prior written notice. Neither Mr. Angell nor Concierge is under any obligation to retain the Planet Halo office in Ventura.

ITEM 3.    LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, our company, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus interest and legal fees. Concierge did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of its investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc. that called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of its investment, which Concierge was unable to provide.

As of September 16, 2004, Brookside has not attempted to enforce its judgment. We are in discussions with representatives from Brookside concerning a resolution of the matter. As of September 16, 2004, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding that a governmental authority is contemplating.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2003 and 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Calendar 2002:
3rd Qtr.	0.055	0.012
4th Qtr.	0.026	0.003

Calendar 2003:
1st Qtr.	0.02	0.01
2nd Qtr.	0.02	0.008
3rd Qtr.	0.02	0.008
4th Qtr	0.05	0.007

Calendar 2004
1st Qtr.	0.08	0.02
2nd Qtr.	0.055	0.013

Holders

On June 30, 2004 there were approximately 325 holders of record of our common stock.

Dividends. We have had no earnings and have declared no dividends on our capital stock. Under California law, a company - such as our company - can pay dividends only

•	from retained earnings, or

•	if after the dividend is made,

•     its tangible assets would equal at least 11/4 times its liabilities, and

•	its current assets would at least equal its current liabilities, or

•	if the average of its earnings before income taxes and before interest expenses for the last two years was less than the average of its interest expenses for the last two years, then its current assets must be equal to at least 11/4 times its current liabilities.

    The directors' strategy on dividends is to declare and pay dividends only from retained earnings and when the directors deem it prudent and in the best interests of the company to declare and pay dividends.

Penny Stock Regulations

Our common stock trades on the OTC Bulletin Board at a price less than $5 a share and is subject to the rules governing "penny stocks."

A "penny stock" is any stock that:

•	sells for less than $5 a share.

•	is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

•	is not a stock of a "substantial issuer." We are not now a "substantial issuer" and cannot become one until we have net tangible assets of at least $2 million.

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

The Penny Stock Suitability Rule, described above, and the Penny Stock Disclosure Rule, described below, do not apply to the following:

•	transactions not recommended by the broker-dealer,

•	sales to institutional accredited investors,

•	transactions in which the customer is a director, officer, general partner, or direct or indirect beneficial owner of more than 5 percent of any class of equity security of the issuer of the penny stock that is the subject of the transaction, and

•	transactions in penny stocks by broker-dealers whose income from penny stock activities does not exceed five percent of their total income during certain defined periods.

The Penny Stock Disclosure Rule

Another Commission rule - the Penny stock Disclosure Rule - requires a broker-dealer, who recommends the sale of a penny stock to a customer in a transaction not exempt from the suitability rule described above, to furnish the customer with a "risk disclosure document." This document is set forth in a federal regulation and contains the following information:

•	A statement that penny stocks can be very risky, that investors often cannot sell a penny stock back to the dealer that sold them the stock,

•	A warning that salespersons of penny stocks are not impartial advisers but are paid to sell the stock,

•	The statement that federal law requires the salesperson to tell the potential investor in a penny stock -

•	the "offer" and the "bid" on the stock, and

•	the compensation the salesperson and his firm will receive for the trade,

•	An explanation that the offer price and the bid price are the wholesale prices at which dealers are willing to sell and buy the stock from other dealers, and that in its trade with a customer the dealer may add a retail charge to these wholesale prices,

•	A warning that a large spread between the bid and the offer price can make the resale of the stock very costly,

•	Telephone numbers a person can call if he or she is a victim of fraud,

•	Admonitions -

•	to use caution when investing in penny stocks,

•	to understand the risky nature of penny stocks,

•	to know the brokerage firm and the salespeople with whom one is dealing, and

•	to be cautious if ones salesperson leaves the firm.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

Our company sold the following shares of its common stock during the last three years without registering the shares:
Date	No. of Shares	Name of Purchaser	Type of Consideration	Value of Consideration
June 20, 2002	2,532,581	John Everding	Services	$119,031
August 12, 2002	405,213	Trudy Self	Services	$19,041
August 12, 2002	2,870,259	Ken Lamkin	Services	$134,873
August 12, 2002	500,000	Samuel Wu	Cash	$30,000
November 12, 2003	1,000,000	Frank Ramogida	Cash	$10,000
January 7, 2004	4,000,000	Ryan Consult Ltd.	Services	$216,000
February 19, 2004	1,000,000	Marc Angell Trust	Cash	$10,000
May 6, 2004	10,000,000	Planet Halo Shareholders	Share-for-Share Exchange	$500,000

All of the above sales were made pursuant to the exemption from registration provided by the Commission’s Regulation D, Rule 506. All purchasers were either accredited investors or, if not, were provided copies of the company’s recent filings with the Commission including financial statements meeting the requirements of the Commission’s Item 310 of Regulation S-B. All purchasers were provided the opportunity to ask questions of Concierge’s management.

No equity of Starfest is subject to outstanding options or warrants to purchase, or securities convertible into, equity of the company.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next twelve months is to source and secure a channel-to-market, and liquidate our existing inventory of the PCA product. Our long-term plans will be refocused on the newly acquired Planet Halo business and the exploitation of the Halomail gateway and the production of the Halo wireless device. We project that $700,000 of expenses will be incurred prior to achieving a break-even cash flow position. There is currently no assurance that we will be able to source the needed funds, or that if we are successful in sourcing funds through either debt or equity financing, that such funds will be sufficient to achieve profitability.

In addition to pursuing the production development of the Halo, we intend to aggressively pursue other opportunities in the field of communications services by partnering with start-up and development stage companies whose products are in the introductory stages. Through a combination of product offerings including hardware, wireless airtime, wireless Internet access, software offerings, and subscription services, we hope to build a vertically integrated company able to respond in timely fashion to the consumer demand for communications services. Our management believes that such a vertically integrated company will be worth, as a whole, more than the sum of the otherwise separate entities. As such, we expect the consolidated company to be a more attractive investment opportunity for the financial community in general. Further dilution to current shareholders is also possible, and likely, to occur simultaneous with a successful financing effort.

On June 17, 2002, David W. Neibert became our president and chief operations officer. Upon assuming that role, he moved the general accounting and administrative offices of the company to co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert. On January 7, 2004, we issued 4 million shares of our common stock to Ryan Consultants Ltd, a corporation organized under the laws of Jersey in the United Kingdom. Ryan Consultants agreed to accept our restricted securities as payment in full for the services rendered by David Neibert to Concierge for the period June 17, 2002 through June 30, 2004. Mr. Neibert is a consultant for Ryan Consultants and oversees their investment and consultant activities in the U.S. Mr. Neibert is routinely compensated by Ryan Consultants for his services, and due to the time devoted by Mr. Neibert to Concierge, Ryan Consultants rendered, and Concierge agreed to, an invoice amount of $80,000 for the aforementioned period of service and in exchange for Ryan Consultants’ investor relations to be conducted in Europe. There is no such agreement for the period continuing after June 30, 2004 and there are no assurances that Mr. Neibert will elect to continue on as our President without further compensation or other arrangements. We currently do not pay Mr. Neibert or Ryan Consultants for related services.

As of September 16, 2004, we had no employees other than unpaid officers and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no significant office fixtures, furniture or appliances.

Liquidity

Our only source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. The amount of borrowed funds has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services in prior fiscal years.

Although our management will continue to provide service to the Company for the near term without pay, we will still require additional funding to maintain the corporation and further the development of the Planet Halo business. Management hopes to source the needed funds through a combination of (i) liquidation of the PCA inventory, and (ii) through equity financing via a private placement of its common stock pursuant to a private placement memorandum. If the financing is not available, the sale of the PCA alone may not be sufficient to allow the commercialization of the Halomail and the Halo device. In the event neither the financing nor the anticipated liquidation of the PCA inventory are completed, our funds will be exhausted and continuing operations may be impossible.

ITEM 7.    FINANCIAL STATEMENTS INDEX
The financial statements of the company appear as follows
Independent Auditors’ Report	11
Balance Sheet, June 30, 2004	12
Statements of Operations, Twelve Months Ended June 30,
2004 and June 30, 2003 and the Period from
September 20, 1996 (Inception) to June 30, 2004	13
Statements of Changes in Stockholders’ Equity (Deficit),
Advance Subscriptions and Common Stock
Subject to Contingency for the Period September 30,
1996 (Inception) to June 30, 2004	14
Statements of Cash Flows, Years Ended June 30, 2004
and June 30, 2003 and the Period from
September 20, 1996 (Inception) to June 30, 2004	16
Notes to Financial Statements	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Concierge Technologies, Inc. (a development stage company) as of June 30, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2004 and for the period from September 20, 1996 (inception), to June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the period then ended and from September 20, 1996 (inception), to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s has not earned any revenue since its inception and has incurred a net loss of $3,320,476 including a net loss of $514,639 during the year ended June 30, 2004. These factors as discussed in Note 4 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
September 30, 2004

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$103,766

EQUIPMENT	245

GOODWILL	496,843

$600,854

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$381,703
Notes payable - related parties	440,708
Total current liabilities	822,411

SUBSCRIPTIONS RECEIVED FOR COMMON STOCK
SUBJECT TO CONTINGENCY	1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY	266,610

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000
shares authorized; none issued	-
Common stock, $.001 par value; 190,000,000 shares
authorized; issued and outstanding 142,292,747	142,293
Additional paid in capital	1,026,726
Deficit accumulated during the development stage	(3,320,476)
Total stockholders' deficit	(2,151,457)
$600,854

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004 AND 2003 AND THE PERIOD FROM
SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2004

			September 20,
	JUNE 30	JUNE 30	1996 (Inception)
	2004	2003	to June 30, 2004

REVENUE	$-	$-	$-

COSTS AND EXPENSES
Product launch Expenses	-	-	1,077,785
General & Administrative Expenses	513,039	46,472	1,874,564
TOTAL COSTS AND EXPENSES	513,039	46,472	2,952,349

OTHER INCOME/(EXPENSES)
Settlement income, net	-	-	52,600
Litigation settlement	-	-	(135,000)
TOTAL OTHER INCOME/(EXPENSES)	-	-	(82,400)

NET LOSS BEFORE INCOME TAXES	(513,039)	(46,472)	(3,034,749)

Provision of Income Taxes	1,600	800	7,200

NET LOSS	$(514,639)	$(47,272)	$(3,041,949)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	130,896,574	125,866,713

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2004

	Common Stock
	Number of	Par	Additional	Shares	Accumulated	Stockholders'
	shares	value	paid in capital	to be issued	Deficit	Equity (deficit)
Common Stock issued for cash
through June 30, 1997	176,306	$1,763	$106,162	-	$-	$107,925

Common stock issued for services
through June 30, 1997	621,545	6,215	-	-	-	6,215

Net loss through June 30, 1997	-	-	-	-	(96,933)	(96,933)

Balance at June 30, 1997	797,851	7,978	106,162	-	(96,933)	17,207

Common Stock issued for cash
in the year ended June 30, 1998	137,475	1,375	194,650	-	-	196,025

Common stock issued for services
in the year ended June 30, 1998	22,550	226	-	-	-	226

Net loss for the year ended June 30, 1998	-	-	-	-	(283,891)	(283,891)

Balance at June 30, 1998	957,876	9,579	300,812	-	(380,824)	(70,433)

Common Stock issued for cash
in the year ended June 30, 1999	208,000	-	-	-	-	-

Common stock issued for services
in the year ended June 30, 1999	450	-	-	-	-	-

Net loss for the year ended June 30, 1999	-	-	-	-	(89,919)	(89,919)

Balance at June 30, 1999	1,166,326	9,579	300,812	-	(470,743)	(160,352)

Acquisition and retirement of Common shares	(262,000)	(2,620)	-	-	-	(2,620)

Common Stock issued for cash
in the year ended June 30, 2000	117,184	-	-	-	-	-

Common stock issued for services
in the year ended June 30, 2000	354,870	-	-	-	-	-

Post acquisition stock subscription funds
received net of costs & expenses of $79,710	-	-	-	-	-	-

Net loss for the year ended June 30, 2000	-	-	-	-	(986,986)	(986,986)

Balance at June 30, 2000	1,376,380	6,959	300,812	-	(1,457,729)	(1,149,958)

Post acquisition stock subscription funds
received	-	-	-	-	-	-

Net loss for the year ended June 30, 2001	-	-	-	-	(544,080)	(544,080)

Balance at June 30, 2001	1,376,380	6,959	300,812	-	(2,001,809)	(1,694,038)

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2004

Common Stock
Number of	Par	Additional	Shares	Accumulated	Stockholders'
shares	value	paid in capital	to be issued	Deficit	Equity (deficit)

Recapitalization upon merger	118,681,333	113,099	(300,812)	-	(278,527)	(466,240)

Stock subscription received for 500,000 shares	-	-	-	29,983	-	29,983

Stock issued for services	2,532,581	119,031	-	-	-	119,031

Stock to be issued for services-3,275,472 shares	-	-	-	153,947	-	153,947

Adjustment to paid in capital on merger	-	(116,499)	116,499	-	-	-

Net loss for the year ended June 30, 2002	-	-	-	-	(478,229)	(478,229)

Balance at June 30, 2002	122,590,294	122,590	116,499.00	183,930	(2,758,565)	(2,335,546)

Stock issued for subscription received in the prior year	500,000	500	29,483	(29,983)	-	-

Stock issued for services included in the prior period	3,275,472	3,275	150,672	(153,947)	-	-

Forfeiture of stock subscription	-	-	10,000	-	-	10,000

Cancellation of over issued shares on recapitalization	(73,017)	-	-	-	-	-

Net loss for the year ended June 30, 2003	-	-	-	-	(47,272)	(47,272)

Balance at June 30, 2003	126,292,749	126,365	306,654	-	(2,805,837)	(2,372,818)

Adjustment to par value	-	(72)	72	-	-	-

Issuance of shares for cash	2,000,000	2,000	18,000	-	-	20,000

Issuance of shares for services	4,000,000	4,000	212,000	-	-	216,000

Issuance of shares for acquisition of Planet Halo	9,999,998	10,000	490,000	-	-	500,000

Net loss for the year ended June 30, 2004	-	-	-	-	(514,639)	(514,639)

Balance at June 30, 2004	142,292,747	$142,293	$1,026,726	$-	$(3,320,476)	$(2,151,457)

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004 AND 2003 AND THE PERIOD FROM
SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2004

			Sept. 20, 1996
	JUNE 30	JUNE 30	(inception) to
	2004	2003	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,639)	$(47,272)	$(3,041,949)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of asset	245,800	-	245,800
Depreciation and amortization	-	903	12,910
Stock issued for services	216,000	-	496,352
Increase in current assets:
Prepaid expense	-	-	(245,800)
Increase (decrease) in current liabilities:
Accrued expenses	18,256	14,651	297,171
Net cash used in operating activities	(34,583)	(31,718)	(2,235,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	2,912	-	2,912
Note receivable - related party	-	-	(100,000)
Acquisition of equipment	-	-	(12,910)
Net cash provided by (used in) investing activities	2,912	-	(109,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares	20,000	-	587,007
Proceed from stock subscription forfeited	-	10,000	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from related party loans	114,000	22,500	159,000
Net cash provided by financing activities	134,000	32,500	2,449,280

NET INCREASE IN CASH & CASH EQUIVALENTS	102,329	782	103,766

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,437	655	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$103,766	$1,437	$103,766

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. On March 21, 2002, CTI consummated a merger with Concierge, Inc. (Note 12).

Concierge, Inc. ("CI") was a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The CI had undertaken the development and marketing of a new technology, a unified messaging product "The Personal Communications Attendant" ("PCA™"). "PCA™" will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. To-date, the Company has not earned any revenue.

On April 6, 2004 the Company entered into a Stock Purchase Agreement with Planet Halo, Inc. (PHI) whereby, the Company purchased all of the outstanding and issued shares of PHI in exchange for 10 million shares of the Company’s common stock valued at $500,000. On May 5, 2004 the Company issued the shares on a ratio of 8.232 shares of its common stock to each share of PHI stock to the former shareholders of PHI. The existing PHI shares were then retired and cancelled. The Company is now the sole shareholder of PHI, a Nevada corporation. On May 5, 2004 the President of PHI was officially appointed to the Board of Directors of the Company along with one other PHI named appointee (Note 16).

PHI is a development stage company in the wireless telecommunications industry and plans to design, manufacture, sale and distribution of hardware and services that include a hand-held wireless Internet appliance/cell phone known as the "Halo", and an integrated wireless gateway interface to the Internet named "Halomail."

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent) and its wholly owned subsidiary, Planet Halo, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of financial statements is in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The implementation of this standard did not have any material impact on the Company’s financial statements.

Issuance of shares for service

Valuation of shares for services is based on the estimated fair market value of the services performed.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 and Staff accounting bulletin (SAB) 104. With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. The Company does not charge monthly service fee, instead charges only one-time purchase price and the option of buying upgrades at a fixed fee based on fair value of the upgrade. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue in the years ended June 30, 2004 and 2003.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of June 30, 2004 and 2003.

Advertising

The Company expenses advertising costs as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	RECENT PRONOUNCEMENTS

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

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s did not earn any revenue during the year ended June 30, 2004, Company has accumulated deficit of $3,320,476 including a net loss of $514,639 during the year ended June 30, 2004. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended June 30, 2004, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA™" and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.	EQUIPMENT

June 30, 2004
Equipment	$26,054
Less: Accumulated depreciation	25,809
$245

6.	PREPAID EXPENSES

The Company entered into software license agreements with two Delaware Corporations. One Corporation granted permission to the Company to utilize its software for the "PCA "development. The corporation was paid $202,500 as initial non-refundable license fee and was considered to be pre-paid royalties. The agreement called for Concierge, Inc. to pay a royalty of $1.00 for the first million units sold and $0.75 for units greater than 1,000,000.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second software license agreement granted the Company the rights to incorporate its software in the Company's personal communication attendant e-mail device. The corporation was paid $42,500 by Concierge, Inc. as a non-refundable, advance royalty payment. The agreement calls for the Company to pay a royalty of $1.10 for the first 100,000 units, thereafter $0.85 per unit.

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

The Company evaluated value of its prepaid expenses during the year ended June 30, 2004 and based upon uncertainness surrounding the utilization of its software for the "PCA" development, the Company has recorded an impairment of the prepaid expense amounting $245,800. The impairment of expense has been included with General and administrative expenses in the accompanying financial statements for the year ended June 30, 2004.

7.	NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at June 30, 2004:

Note payable to shareholder, non interest bearing, unsecured,
and due on demand	$390,208

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)	5,000

Notes payable to shareholder, bearing interest rate of 10%, unsecured
and payable on demand	28,000

Notes payable to shareholder bearing interest rate of 8%, unsecured
and payable on October 1, 2004	14,000

Notes payable to director/shareholder bearing interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)	3,500

Total Notes payable	$440,708

The Company has recorded interest expense payable to related parties, amounting $4,697 and $2,974 for the year ended June 30, 2004 and 2003, respectively.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through June 30, 2004, the Company incurred net operating losses for tax purposes of approximately $3,040,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at June 30, 2004. The net operating loss carryforward may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2004 and 2003 were approximately $1,216,000 and $1,011,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	June 30,	June 30,
	2004	2003

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	(40)	(40)
Tax expense at actual rate	-	-

9.	SHARES OF CONCIERGE, INC. ISSUED SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through June 30, 2004, were 680,504 for cash and services amounting to $266,610.

10.	SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

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

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As mentioned in Note 13, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of June 30, 2004.

11.	COMMON STOCK

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

On January 5, 2004 the company issued 4 million shares of its common stock to Ryan Consultants Ltd. of St. Helier Jersey, U.K. The shares were issued in settlement of an invoice in the amount of $80,000. The invoice was tendered by Ryan Consultants for the services performed by the president of the Company on behalf of Ryan Consultants through March 31, 2004. The president of the Company is retained by Ryan Consultants as an agent in the U.S. to oversee their investments and other activities. Ryan Consultants has also agreed to pursue financing in Europe for Concierge Technologies and Planet Halo. The shares are unregistered and their sale is restricted under SEC Rule 144. The president of the Company disclaims any beneficial ownership in the shares. The stocks were valued at the average fair market value of the shares of the Company as quoted on OTCBB on the date of issuance. The Company recorded the issuance of shares valued at $216,000 as consulting expense, as a part of General and administrative expense in the accompanying financials statements.

On May 5, 2004 the Company issued 9,999,998 shares of its common stock valued at $500,000 in exchange for Planet Halo’s 100% outstanding and issued shares on a ratio of, 8.232 shares of the Company to each share of Planet Halo stock.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid $0 for income tax for the years ended June 30, 2004 and 2003. The Company paid $0 for interest for the years ended June 30, 2004 and 2003. Total amount paid for interest from September 20, 1996 (inception) through June 30, 2004, amounted to $4,385.

The Cash flow statements do not include the effect of the merger with CI.

14.	COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired in August 31, 2002. The Company is currently co-located with the president of the Company and pays no rent. Rent expense was $0 and $3,084 for the years ended June 30, 2004 and 2003 respectively.

15.	LITIGATION

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

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	ACQUISITION

On April 6, 2004 the Company and Planet Halo entered into Stock Purchase agreement whereby, when consummated, the Company would purchase all of the outstanding and issued shares of Planet Halo in exchange for 10 Million shares of the Company's common stock valued at $500,000. On April 20, 2004 all of the conditions of the acquisition were met apart from the issuance of the shares. On May 5, 2004, the Company issued the shares on a ratio of 8.232 shares of the Company to each share of Planet Halo stock. The shares were issued directly to the shareholders of Planet Halo. The existing Planet Halo shares were retired and cancelled. The Company is now a sole shareholder of Planet Halo, a Nevada corporation. On May 5, 2004 the President of Planet Halo was officially appointed to the Board of Directors of the Company along with one other Planet Halo named appointee.

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

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for is as follows:

Allocated amount

Cash	$2,912
Equipment, net	245
Goodwill	496,843
$500,000

Consideration paid
10,000,000 shares of common stock	$500,000

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2004 and a description of the business experience of each.

Person	Offices	Office Held Since	Term of Office

David W. Neibert	President and Director	2002	2005
James E. Kirk	Secretary and Director	1996	2005
Samuel Wu	Director	2002	2005
Allen E. Kahn	Chairman, CEO, CFO and Director	1996	2005
Patrick Flaherty	Director	2002	2005
Marc Angell	Director and President of Planet Halo	2004	2005
Pat Rodden	Director	2004	2005

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

Marc Angell: Mr. Angell is the founder and President of Planet Halo and has operated the company since its inception in 2000. Prior to founding Planet Halo, and from the period 1997 through 1999, Mr. Angell was the founder, majority shareholder and CEO of Angellcom, a supplier and distributor of one-way paging devices in the U.S. During the early 1990s Mr. Angell was also involved in the land mobile radio business as a license holder and manager of 220MHz radio systems. Mr. Angell conceptualized, designed and marketed both the one-way pagers for Angellcom and the Halo device for Planet Halo. He was elected to the board of directors of Concierge simultaneous with the acquisition of Planet Halo.

Pat Rodden: Mr. Rodden has nearly two decades of unique experience developing products and strategies for leading consumer, sports, recreation and electronics companies. Rodden is a founding partner, director and head of operations for Fiori whose expertise has built the company into a leading consumer technology research and design firm that has garnered more than 25 international awards over the past three years alone, many on behalf of Fortune 500 companies. Prior to founding Fiori in 1994, Mr. Rodden held various product development and program director positions at Virtual Vision, Precor, Paccar and Hughes. He graduated from California State University, Chico in 1984 with a B.S. in Mechanical Engineering.

      There are no family relationships between the directors and officers. There are no significant employees of Concierge who are not described above.

Audit committee and Audit Committee Financial Expert

Our directors serve as our audit committee. There is no financial expert serving on the audit committee. We have no financial expert serving on the audit committee, because we have no assets of substantial value and have no ongoing business activities.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended June 30, 2004 and any written representations furnished to us from a person subject to Section 16(a) filing requirements that no Form 5 is required for such period, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten person of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

The following information is provided by one director, Allen Kahn, with respect to our prior fiscal year ended June 30, 2003:

Person	No. of Late Reports	No. of Transactions Not Reported Timely	No. of Known Failures to File a Required Form 4 or Form 5

Allen E. Kahn	0	4	5

ITEM 10.    EXECUTIVE COMPENSATION

The following information concerns the compensation of our chief executive officer for the last three completed fiscal years. No other executive officers or individuals received total annual salary and bonus that exceeded $100,000 during the last three completed fiscal years.

Name of Chief Executive Officer	Year	Cash Salary	Shares of Common Stock Awarded
David Neibert	2004	0	0(1)
Allen Kahn	2004	0	0
David Neibert	2003	0	0
Allen Kahn	2003	0	0
Michael Huemmer	2003	0	0
David Neibert	2002	0	0
Allen Kahn	2002	0	0
Michael Huemmer	2002	0	0

____________________

(1)	Mr. Neibert received no shares of stock, however Ryan Consultants Ltd was issued 4,000,000 shares of our stock as payment for the services provided by Mr. Neibert. Mr. Neibert disclaims beneficial ownership of the shares.

Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during or with respect to the period ended June 30, 2004. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

      There are no employment contracts, compensatory plans or arrangements with respect to any director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment, any change in control, or a change in the person’s responsibilities following a change in control.

    Long-Term Compensation

We have no long-term compensation plans or employment agreements with any of our officers or directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the ownership, as of September 16, 2004 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock, by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned	Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	23,778,135	16.7%
Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437	14.7%
Polly Force Co., Ltd. 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	10,805,680 (1)	7.6%
East Asia Strategic Holdings, Ltd. 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	7,395,137 (1)	5.2%
Marc Angell 1575 Spinnaker Dr Suite 204A Ventura, CA 93001	7,174,181	5.04%
Fiori Product Development 411 SW Second Ave. Third Floor Portland, OR 97204	411,612 (2)	(3)
F. Patrick Flaherty 637 29th Street Manhattan Beach, CA 90266	4,727,485	3.3%
James E. Kirk 1401 Kirby, N.E. Albuquerque, NM 87112	3,383,291	2.4%
David W. Neibert 24028 Clarington Drive West Hills, CA 91304	1,539,100	(1)
Officers and Directors as a Group (7 persons)	61,457,629	43.2%

(1)	Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.
(2)	Mr. Rodden is a beneficial owner of these shares through his presence on the Board of Directors and his shareholdings in Fiori Product Development, Inc.

(3)	Less than one percent.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as part of this Form 10-KSB:

Exhibit No.		Description

2	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

    **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

 (b)    Reports on Form 8-K

None

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended June 30, 2004	$ 21,600
Fiscal Year ended June 30, 2003	$ 16,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2004	$-0-
Fiscal Year ended June 30, 2003	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2004	$-0-
Fiscal Year ended June 30, 2003	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2004	$-0-
Fiscal Year ended June 30, 2003	$-0-

Pre-Approval of Audit and Non-Audit Services.     The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: October 12, 2004	By:	/s/ David W. Neibert

David W. Neibert, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 12, 2004	By:	/s/ David W. Neibert

David W. Neibert, President and Director

Date: October 12, 2004	By:	/s/ Allen E. Kahn

Allen E. Kahn, Chief Financial Officer and Director

Date: October 12, 2004	By:	/s/ F.P. Flaherty

F. Patrick Flaherty, Director

Date: October 12, 2004	By:	/s/ James E. Kirk

James E. Kirk, Secretary and Director

Date: October 12, 2004	By:	/s/ Samuel C.H. Wu

Samuel C.H. Wu, Director

Date: October 12, 2004	By:	/s/ Marc Angell

Marc Angell, Director

Date: October , 2004	By:	/s/

Pat Rodden, Director

CONCIERGE TECHNOLOGIES, INC.
Commission File No. 000-29913

Index to Exhibits to Form 10-KSB 06-30-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit No.		Description

2	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

2