Form 10QSB
period 2004-09-30
CONCIERGE TECHNOLOGIES INC
filed 2004-11-12
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

As of November 4, 2004, there were 141,292,749 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [X]

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements
Page

Balance Sheet September 30, 2004 (Unaudited)	3
Statements of Operations Three Month Period Ended
September 30, 2004 and 2003 and the
Period from September 20, 1996 (Inception) to
September 30, 2004 (Unaudited)	4
Statements of Cash Flows Periods Ended September 30, 2004
and 2003 and the Period from September 20, 1996
(Inception) to September 30, 2004 (Unaudited)	5
Notes to Unaudited Financial Statements	6

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$10,761

GOODWILL	496,843

$507,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$384,145
Note Payable	20,000
Loans Payable-Shareholders	340,709
Total current liabilities	744,854

SUBSCRIPTIONS RECEIVED FOR COMMON STOCK
SUBJECT TO CONTINGENCY	1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY	266,610

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000
shares authorized; none issued	-
Common stock, $.001 par value; 190,000,000 shares
authorized; issued and outstanding 142,292,747	142,293
Additional paid in capital	1,026,726
Shares to be issued
Deficit accumulated during the development stage	(3,336,169)
Total stockholders' deficit	(2,167,150)
$507,604

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2004
(Unaudited)

	Three month periods ended		September 20,
	September 30,	September 30,	1996 (Inception) to
	2004	2003	September 30, 2004

REVENUE	$-	$-	$-

COSTS AND EXPENSES
Product launch Expenses	-	-	1,077,785
General & Administrative Expenses	14,093	6,458	1,888,657
TOTAL COSTS AND EXPENSES	14,093	6,458	2,966,442

OTHER INCOME/(EXPENSES)
Settlement income, net	-	-	52,600
Litigation settlement	-	-	(135,000)
TOTAL OTHER INCOME/(EXPENSES)	-	-	(82,400)

NET LOSS BEFORE INCOME TAXES	(14,093)	(6,458)	(3,048,842)

Provision of Income Taxes	1,600	800	8,800

NET LOSS	$(15,693)	$(7,258)	$(3,057,642)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	142,292,747	126,292,749

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2004
(Unaudited)

	Three month periods ended		September 20,
	September 30,	September 30,	1996 (Inception) to
	2004	2003	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,693)	$(7,258)	$(3,057,642)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of asset	-	-	245,800
Depreciation and amortization	245	-	13,155
Stock issued for services	-	-	496,352
Increase in current assets:
Prepaid expense	-	-	(245,800)
Increase in current liabilities:
Accrued expenses	2,443	(2,474)	299,614
Net cash used in operating activities	(13,005)	(9,732)	(2,248,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	2,912
Note receivable - related party	-	-	(100,000)
Acquisition of property & equipment	-	-	(12,910)
Net cash used in investing activities	-	-	(109,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares	-	-	587,007
Proceed from stock to issued for cash	-	-	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from (repayments of) related party loans	(80,000)	14,000	79,000
Net cash provided by (used in) financing activities	(80,000)	14,000	2,369,280

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	(93,005)	4,268	10,761

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	103,766	1,437	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$10,761	$5,705	$10,761

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT PRONOUNCEMENTS

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company’s financial position or results of operations or cash flows.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s did not earn any revenue through the period ended September 30, 2004 and the Company has accumulated deficit of $3,336,169 including a net loss of $15,693 during the three month period ended September 30, 2004. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2004, towards (i) obtaining additional financing (ii) management of accrued expenses and accounts payable (iii) Development of the software "PCA™" and (vi) evaluation of its distribution and marketing methods.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.  NOTES PAYABLE

On September 13, 2004, the Company signed a promissory note and borrowed $20,000 from a Company based in Hong Kong. The Note is due before or on October 1, 2005. and bears an interest rate of 8%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

5.  NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at September 30, 2004:

Notes payable consisted of the following at September 30, 2004:

Note payable to shareholder, non interest bearing, unsecured,
and due on demand	$290,209

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)	5,000

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS

Notes payable to shareholder, bearing interest rate of 10%, unsecured
and payable on demand	28,000

Notes payable to shareholder bearing interest rate of 8%, unsecured
and payable on October 1, 2004	14,000

Notes payable to director/shareholder bearing interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)	3,500

Total Notes payable	$340,709

The Company has recorded interest expense payable to related parties, amounting $1,588 and 2,122 for the three month periods ended September 30, 2004 and 2003, respectively.

6.	INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through September, 2004, the Company incurred net operating losses for tax purposes of approximately $3,055,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at September 30, 2004. The net operating loss carryforward may be used to reduce taxable income through the year 2025. The availability of the Company’s net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of September 30, 2004 was approximately $1,222,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.

7.	SHARES OF CONCIERGE, INC. ISSUED SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through September 30, 2004, were 680,504 for cash and services amounting to $266,610.

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

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of September 30, 2004.

9.	COMMON STOCK

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

The Company paid $0 for income tax in the three month periods ended September 30, 2004 and 2003. The Company paid $0 for interest during the three month periods ended September 30, 2004 and 2003.

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

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for is as follows:

Allocated amount

Cash	$2,912
Equipment, net	245
Goodwill	496,843
$500,000

Consideration paid

10,000,000 shares of common stock	$500,000

Item 2.    Plan of Operation

Our plan of operation for the next twelve months is to do the following:

•	exploit the opportunities afforded us through our acquisition of Planet Halo by implementing the continued development of the "Halo" device and its subsequent production,

•	source the needed capital for the Halo development through an equity offering, or a debenture instrument convertible into equity,

•	seek other synergistic companies suitable for partnering with the distribution of the Halo and its operation on Wi-Fi networks,

•	Continue efforts to liquidate our existing, pre-paid, inventory of the PCA product and utilize the proceeds for working capital.

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

As of September 30, 2004, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We own no office fixtures, furniture or appliances. Our president, CEO and directors are continuing to provide services without cash compensation, however, there are no assurances that this situation will continue for the indefinite future. In the event our President is unwilling to continue in his capacity without compensation, our CEO and/or the President of Planet Halo will assume those duties on behalf of the Company.

Liquidity

Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In two instances we have sold shares of our common stock in exchange for cash. The amount of borrowed funds and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

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

Item 3.      Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

2	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

3.1	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	Code of Ethics for CEO and Senior Financial Officers.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

(a)	Forms 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: November 11, 2004	By:	/s/ David W. Neibert
David W. Neibert
President

CONCIERGE TECHNOLOGIES, INC.
Commission File No. 000-29913

Index to Exhibits to Form 10-QSB 03-31-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

2	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

3.1	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	Code of Ethics for CEO and Senior Financial Officers.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

1