Form 10QSB
period 2004-12-31
CONCIERGE TECHNOLOGIES INC
filed 2005-02-22
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

As of February 14, 2005, there were 142,292,749 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Page

Balance Sheet December 31, 2004 (Unaudited)	4
Statements of Operations Three Month Period Ended
December 31, 2004 and 2003 and the
Period from September 20, 1996 (Inception) to
December 31, 2004 (Unaudited)	5
Statements of Cash Flows Periods Ended December 31, 2004
and 2003 and the Period from September 20, 1996
(Inception) to December 31, 2004 (Unaudited)	6
Notes to Unaudited Financial Statements	7

3

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,034

$3,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$396,992
Note Payable	20,000
Loans Payable-Shareholders	340,709
Total current liabilities	757,701

SUBSCRIPTIONS RECEIVED FOR COMMON STOCK
SUBJECT TO CONTINGENCY	1,663,290

COMMON STOCK ISSUED SUBJECT TO CONTINGENCY	266,610

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000
shares authorized; none issued	-
Common stock, $.001 par value; 190,000,000 shares
authorized; issued and outstanding 142,292,747	142,293
Additional paid in capital	1,026,726
Shares to be issued
Deficit accumulated during the development stage	(3,853,586)
Total stockholders' deficit	(2,684,567)
$3,034

The accompanying notes are an integral part of these financial statements
4

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2004
(Unaudited)

	Three month periods ended		Six month periods ended		September 20,
	December 31,		December 31,		1996 (Inception)
	2004	2003	2004	2003	to December 31, 2004

REVENUE	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Product launch Expenses	-	-	-	-	1,077,785
Impairment of asset	496,843	-	496,843	-	742,643
General & Administrative Expenses	20,574	15,749	34,667	22,207	1,663,431
TOTAL COSTS AND EXPENSES	517,417	15,749	531,510	22,207	3,483,859

OTHER INCOME/(EXPENSES)
Settlement income, net	-	-	-	-	52,600
Litigation settlement	-	-	-	-	(135,000)
TOTAL OTHER INCOME/(EXPENSES)	-	-	-	-	(82,400)

NET LOSS BEFORE INCOME TAXES	(517,417)	(15,749)	(531,510)	(22,207)	(3,566,259)

Provision of Income Taxes	-	-	1600	800	8,800

NET LOSS	$(517,417)	$(15,749)	$(533,110)	$(23,007)	$(3,575,059)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	142,292,747	127,205,792	142,292,747	126,749,271

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements
5

CONCIERGE TECHNOLOGIES, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2004
(Unaudited)

			September 20, 1996
			(inception) to
	2004	2003	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(533,110)	$(23,007)	$(3,575,059)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of asset	496,843	-	742,643
Depreciation and amortization	245	-	13,155
Stock issued for services	-	-	496,352
Increase in current assets:
Prepaid expense	-	-	(245,800)
Increase in current liabilities:
Accrued expenses	15,290	(2,317)	312,461
Net cash used in operating activities	(20,732)	(25,324)	(2,256,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	2,912
Note receivable - related party	-	-	(100,000)
Acquisition of property & equipment	-	-	(12,910)
Net cash used in investing activities	-	-	(109,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares	-	10,000	587,007
Proceed from stock to issued for cash	-	-	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from (repayments of) related party loans	(80,000)	14,000	79,000
Net cash provided by (used in) financing activities	(80,000)	24,000	2,369,280

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	(100,732)	(1,324)	3,034

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	103,766	1,437	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,034	$113	$3,034

The accompanying notes are an integral part of these financial statements
6

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Concierge Technologies, Inc. (the “Company”), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc.

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $314,688. This amount was expensed in March 2000, as at the time of the acquisition MAS XX had no assets or liabilities and was inactive. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (see note 10).

Concierge, Inc. (“CI”) was a development stage enterprise incorporated in the state of Nevada on September 20, 1996. The CI had undertaken the development and marketing of a new technology, a unified messaging product “The Personal Communications Attendant” (“PCA™”). “PCA™” will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world. To-date, the Company has not earned any revenue.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    RECENT PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company’s did not earn any revenue through the period ended December 31, 2004 and the Company has accumulated deficit of $3,853,586 including a net loss of $533,110 during the six month period ended December 31, 2004. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2004, towards (i) obtaining additional financing and (ii) management of accrued expenses and accounts payable.

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

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.    NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at December 31, 2004:

Note payable to shareholder, non interest bearing, unsecured,
and due on demand	$290,209

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)	5,000

Notes payable to shareholder, bearing interest rate of 10%, unsecured
and payable on demand	28,000

Notes payable to shareholder bearing interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)	14,000

Notes payable to director/shareholder bearing interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)	3,500

Total Notes payable	$340,709

The Company has recorded interest expense payable to related parties, amounting $2,837 and 2,124 for the six month periods ended December 31, 2004 and 2003, respectively.

6.    SHARES OF CONCIERGE, INC. ISSUED SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through December 31, 2004, were 680,504 for cash and services amounting to $266,610.

7.	SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) entered into subscription agreements to issue “post merger” shares in exchange for cash. Through December 31, 2000, CI had received advance subscriptions for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. In the event the merger between CI and the Company is not completed prior to November 31, 2000, the obligation of the Company under this agreement may be satisfied by the issuance of shares in the Company equivalent on a pro-rata basis to the number of shares in “post merger” Corporation that are subject to this agreement.

CONCIERGE TECHNOLOGIES, INC. (A development stage company) NOTES TO UNAUDITED FINANCIAL STATEMENTS

As mentioned in Note 10, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, CI would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares are set apart from Stockholders' Equity as “Subscription received for common stock subject to contingency” to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710) as of December 31, 2004.

8.	COMMON STOCK

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

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax in the six month periods ended December 31, 2004 and 2003. The Company paid $0 for interest during the six month periods ended December 31, 2004 and 2003.

11.	COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. The Company is currently co-located with the president of the Company and pays no rent.

12.    LITIGATION

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

13.    ACQUISITION & IMPAIREMENT OF INTANGIBLE ASSET

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

The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

On December 31, 2004, the Company evaluated the valuation of goodwill based upon the performance and market value of the acquisition. The Company determined the goodwill is impaired and recorded the impairment of $496,843 in the accompanying financial statements.

Item 2.    Plan of Operation

Our plan of operation for the next twelve months is to do the following:

•	exploit the opportunities afforded us through our acquisition of Planet Halo by implementing the continued development of the “Halo” device and its subsequent production,

•	source the needed capital for the Halo development through an equity offering, or a debenture instrument convertible into equity,

•	properly position the corporation and its structure to accommodate a business combination with a funding partner,

•	continue efforts to liquidate our existing, pre-paid, inventory of the PCA product and utilize the proceeds for working capital.

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

Planet Halo is a development-stage company that has developed a prototype, hand-held, wireless Internet appliance named the “Halo”. The Halo is able to send and receive email, short messages, run applications such as address book, calculator, scheduler, etc and operates as a fully functional cellular telephone. In addition to the Halo device Planet Halo also has an exclusive license to deploy a proprietary wireless gateway in North America. The gateway, named “Halomail”, provides a secure interface for wireless access to the Internet, and to the worldwide web. Users of the Halo or other wireless devices may use Halomail as their email client, a secure connection for monetary transactions, browse the worldwide web, connect to their own Intranets, and essentially use the gateway as a secure on-ramp to the Internet in much the same way as a wired connection operates. Concierge plans to move the Halo device into production readiness and to seek partners for the launch of the Halomail gateway on service provider networks.

Planet Halo will continue to be operated by its President, Marc Angell, from his offices located in Ventura, California. Concierge Technologies has not approved an operating budget for Planet Halo and is currently reliant upon Marc Angell to continue providing his services, including operating expenses, for the near term. There is no assurance that this situation will endure for the long term, or that Concierge will not be required to fund its operations in the near future.

On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of our company to a co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

As of December 31, 2004, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation, however, there are no assurances that this situation will continue for the indefinite future. In the event our President is unwilling to continue in his capacity without compensation, we expect that our CEO and/or the President of Planet Halo will assume those duties on behalf of the Company.

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

Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation and market the remaining inventory of the PCA product. With the acquisition of Planet Halo there are added demands for operating capital. The Company has been aggressively pursuing financing for the funding of the Halo device project, however the financial advisor retained to assist with the effort has not produced a satisfactory result. Until such time as definitive agreements are reached with investors, such a financing remains speculative. If the financing is not available, the Halo may not be put into production. In the event the financing is not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit		Item

2	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

(b)	Forms 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: February 17, 2005	By:	/s/ David W. Neibert
David W. Neibert
President

CONCIERGE TECHNOLOGIES, INC.
Commission File No. 000-29913

Index to Exhibits to Form 10-QSB 12-31-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit		Item

2	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

2