Form 10QSB
period 2005-03-31
CONCIERGE TECHNOLOGIES INC
filed 2005-05-20
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 16, 2005, there were 142,292,749 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                            Page

Balance Sheet March 31, 2005 (Unaudited)                                       4
Statements of Operations Three Month Period Ended
                  March 31, 2005 and 2004 and the
                  Period from September 20, 1996 (Inception) to
                  March 31, 2005 (Unaudited)                                   5
Statements of Cash Flows Periods Ended March 31, 2005
                  and 2004 and the Period from September 20, 1996
                  (Inception) to March 31, 2005 (Unaudited)                    6
Notes to Unaudited Financial Statements                                        7

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
          Cash & cash equivalents                                  $     1,317

                                                                   -----------
                                                                   $     1,317
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
          Accrued expenses                                         $   400,248
          Note Payable                                                  20,000
          Loans Payable-Shareholders                                   345,709
                                                                   -----------
                   Total current liabilities                           765,957

STOCKHOLDERS' DEFICIT:
          Preferred stock, par value $.001 per share; 10,000,000
          shares authorized; none issued                                  --
          Common stock, $.001 par value; 190,000,000 shares
          authorized; issued and outstanding 142,292,747               142,293
          Additional paid in capital                                 2,956,626
          Shares to be issued
          Deficit accumulated during the development stage          (3,863,559)
                                                                   -----------
                   Total stockholders' deficit                        (764,640)
                                                                   -----------
                                                                   $     1,317
                                                                   ===========











   The accompanying notes are an integral part of these financial statements


                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
      THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 AND
        THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2005
                                   (Unaudited)

                                           Three month periods ended             Nine month periods ended           September 20,
                                                   March 31,                             March 31,                 1996 (Inception)
                                             2005               2004               2005               2004        to March 31, 2005
                                      -----------------  -----------------  -----------------  -----------------  -----------------
REVENUE                               $            --    $            --    $            --    $            --    $            --

COSTS AND EXPENSES
  Product launch Expenses                          --                 --                 --                 --            1,077,785
  Impairment of asset                              --                 --              496,843               --              742,643
  General & Administrative Expenses               9,973            472,004             44,640            494,211          1,673,404
                                      -----------------  -----------------  -----------------  -----------------  -----------------
  TOTAL COSTS AND EXPENSES                        9,973            472,004            541,483            494,211          3,493,832

OTHER INCOME/(EXPENSES)
  Settlement income, net                           --                 --                 --                 --               52,600
  Litigation settlement                            --                 --                 --                 --             (135,000)
                                      -----------------  -----------------  -----------------  -----------------  -----------------
  TOTAL OTHER INCOME/(EXPENSES)                    --                 --                 --                 --              (82,400)

                                      -----------------  -----------------  -----------------  -----------------  -----------------
NET LOSS BEFORE INCOME TAXES                     (9,973)          (472,004)          (541,483)          (494,211)        (3,576,232)

  Provision of Income Taxes                        --                 --                 1600                800              8,800
                                      -----------------  -----------------  -----------------  -----------------  -----------------

NET LOSS                              $          (9,973) $        (472,004) $        (543,083) $        (495,011) $      (3,585,032)
                                       ================   ================  =================  =================  =================

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING, BASIC
  AND DILUTED                               142,292,747        130,346,695        142,292,747        128,398,204
                                      =================  =================  =================  =================

BASIC AND DILUTED NET LOSS PER SHARE  $           (0.00) $           (0.00) $           (0.00) $           (0.00)
                                      =================  =================  =================  =================




   The accompanying notes are an integral part of these financial statements


                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
              NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 AND
        THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2005
                                   (Unaudited)

                                                                                                          September 20, 1996
                                                                                                            (inception) to
                                                              2005                  2004                    March 31, 2005
                                                              ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $         (543,083)   $         (495,011)   $       (3,585,032)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
            Impairment of asset                                          496,843               245,800               742,643
            Depreciation and amortization                                    245                  --                  13,155
            Stock issued for services                                       --                 216,000               496,352
            Increase in current assets:
                      Prepaid expense                                       --                    --                (245,800)
            Increase in current liabilities:
                      Accrued expenses                                    18,546                 3,347               315,717
                                                              ------------------    ------------------    ------------------
               Net cash used in operating activities                     (27,449)              (29,864)           (2,262,965)
                                                              ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received on acquisition of subsidiary                             --                    --                   2,912
     Note receivable - related party                                        --                    --                (100,000)
     Acquisition of property & equipment                                    --                    --                 (12,910)
                                                              ------------------    ------------------    ------------------
        Net cash used in investing activities                               --                    --                (109,998)
                                                              ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Shares                                       --                  20,000               587,007
     Proceed from stock to issued for cash                                  --                    --                  10,000
     Proceeds from advance subscriptions                                    --                    --               1,772,983
     Costs and expenses of advance subscriptions                            --                    --                 (79,710)
     Proceeds from (repayments of) related party loans                   (75,000)               14,000                84,000
                                                              ------------------    ------------------    ------------------
        Net cash provided by (used in) financing activities              (75,000)               34,000             2,374,280
                                                              ------------------    ------------------    ------------------

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                      (102,449)                4,136                 1,317

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                               103,766                 1,437                  --

                                                              ------------------    ------------------    ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                       $            1,317    $            5,573    $            1,317
                                                              ==================    ==================    ==================




   The accompanying notes are an integral part of these financial statements

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Concierge Technologies, Inc. (the "Company"), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administr ative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc.

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

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

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

3.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue through the period ended March 31, 2005 and the Company has accumulated deficit of $3,863,559 including a net loss of $543,083 during the nine month period ended March 31, 2005. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended March 31, 2005, towards (i) obtaining additional financing and (ii) management of accrued expenses and accounts payable.

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

5.       NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at March 31, 2005:

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note payable to shareholder, non interest bearing, unsecured,
and due on demand                                                      $ 290,209

Notes payable to shareholder, interest rate of 8%, unsecured,
and payable on February 1, 2006                                            5,000

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                                    5,000

Notes payable to shareholder, bearing interest rate of 10%, unsecured
and payable on demand                                                     28,000

Notes payable to shareholder bearing interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                                 14,000

Notes payable to director/shareholder bearing interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)                      3,500
                                                                       ---------

                                      Total Notes payable              $ 345,709
                                                                       =========

The Company has recorded interest expense payable to related parties, amounting $4,447 and 3,525 for the six month periods ended December 31, 2004 and 2003, respectively.

6.       SHARES OF CONCIERGE, INC.  ISSUED SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares were subject to the contingency that they might have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI had treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency were 680,504 for cash and services amounting to $266,610.

On January 1, 2005, the Company re-classified such shares to its equity since the lapse of time had removed any contingencies because of applicable statutes of limitation.

7.       SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) entered into subscription agreements to issue "post merger" shares in exchange for cash. Through December 31, 2000, CI had received advance subscriptions for a gross amount of $1,255,500 before deducting associated costs of $79,710, for 5,928,750 post merger shares. In the event the merger between CI and the Company was not completed prior to November 31, 2000, the obligation of the Company under this agreement might have been satisfied by the issuance of shares in the Company equivalent on a pro-rata basis to the number of shares in "post merger" Corporation that were subject to this agreement.

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

As mentioned in Note 8, CI merged with the Company on March 20, 2002. The Company filed a registration statement with the Securities and Exchange Commission ("the Commission") on June 8, 2000 related to the proposed merger, naming CI as the entity proposed to be merged into the Company. From July 1, 2000 through September 15, 2000, CI received additionally $487,500 as advance subscription for 2,127,500 post merger shares in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. It was possible, but not certain, that the filing of the registration statement by the Company and the manner in which CI conducted the sale of the 2,127,500 post merger shares of common stock constituted "general advertising or general solicitation" by CI. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Commission. CI did not concede that there was no exemption from registration available for this offering. Nevertheless, had the aforementioned circumstances constituted general advertising or general solicitation, CI would have been denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 2,127,500 post merger shares of common stock after June 8, 2000. Should no exemption from registration had been available with respect to the sale of these shares, the persons who bought them would have been entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies had been filed within one year after the sales in question. Accordingly, the amounts received by CI from the sale of these shares were set apart from Stockholders' Equity as "Subscription received for common stock subject to contingency" to indicate this contingency. The total contingent liabilities related to such shares amounted to $1,929,900 ($2,009,610 less cost and expenses of $79,710).

On January 1, 2005, the Company re-classified such shares to its equity since the lapse of time had removed any contingencies because of applicable statutes of limitation.

8.       COMMON STOCK

On May 5, 2004 the Company issued 9,999,998 shares of its common stock valued at $500,000 in exchange for Planet Halo's 100% outstanding and issued shares on a ratio of, 8.232 shares of the Company to each share of Planet Halo stock.

9.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax in the nine month periods ended March 31, 2005 and 2004. The Company paid $0 for interest during the nine month periods ended March 31, 2005 and 2004.

10.      COMMITMENT

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

12.      ACQUISITION & IMPAIRMENT OF INTANGIBLE ASSET

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

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for is as follows:

                                                      Allocated amount
                                                      ----------------

      Cash                                              $     2,912
      Equipment, net                                            245
      Goodwill                                              496,843
                                                        -----------
                                                        $   500,000
                                                        ===========

                                                     Consideration paid
                                                     ------------------

      10,000,000 shares of common stock                 $   500,000
                                                        ===========

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

                          CONCIERGE TECHNOLOGIES, INC.
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Item 2.  Plan of Operation

     Our plan of operation for the next twelve months is to do the following:

          o exploit the opportunities afforded us through our acquisition of Planet Halo by implementing a sales strategy to deploy the wireless gateway, Halomail, on synergistic networks,

          o    properly   position  the   corporation   and  its   structure  to
               accommodate a business combination with a funding partner,

          o continue efforts to liquidate our existing, pre-paid, inventory of the PCA product and utilize the proceeds for working capital.


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

     As of March 31, 2005, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future. In the event our President is unwilling to continue in his capacity without compensation, we expect that our CEO and/or the President of Planet Halo will assume those duties on behalf of the Company.

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

Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Dated:  May 18, 2005
                                                    CONCIERGE TECHNOLOGIES, INC.


                                                  By /s/ David W. Neibert
                                                    ----------------------------
                                                    David W. Neibert, President