Form 10KSB
period 2005-06-30
CONCIERGE TECHNOLOGIES INC
filed 2005-10-04
CIK 1005101

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

                          22048 Sherman Way, Suite 301
                              Canoga Park, CA 91303
                                 (818) 610-0310
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $764,003 computed by reference to the $0.0095 average of the bid and asked price of the Company's Common Stock on September 23, 2005.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 142,292,747 shares of Common Stock, $0.001 par value, on September 23, 2005.

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

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.  Description of Business .....................................         1
         Business Development ........................................         1
         Business of Concierge .......................................         2
         Number of Employees .........................................         4

Item 2.  Description of Property .....................................         4
         Facilities ..................................................         4

Item 3.  Legal Proceedings ...........................................         4

Item 4.  Submission of Matters to a Vote of Security
            Holders ..................................................         5

Item 5.  Market for Common Equity and Related Stockholder
            Matters ..................................................         5
         Holders .....................................................         6
         Dividends ...................................................         6
         Penny Stock Regulations .....................................         6
            The Penny Stock Suitability Rule .........................         7
            The Penny Stock Disclosure Rule ..........................         7
            Effects of the Rule ......................................         8
         Recent Sales of Unregistered Securities .....................         8

Item 6.  Management's Discussion and Analysis or
            Plan of Operations .......................................         9
            Liquidity ................................................        10

Item 7.           Financial Statements ...............................        11

Item 8.  Changes in and Disagreements With Accountants On
            Accounting and Financial Disclosure ......................        27

Item 8A. Controls and Procedures .....................................        27

Item 9.  Directors, Executive Officers, Promoters and
            Control Persons; Compliance with
            Section 16(a) of the Exchange Act ........................        27
            Audit Committee and Audit Committee
              Financial Expert .......................................        29
            Code of Ethics ...........................................        29
            Section 16(a) of the Exchange Act ........................        29

Item 10. Executive Compensation ......................................        30
         Long-Term Compensation ......................................        30

Item 11. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters............        30

Item 12. Certain Relationships and Related Transactions ..............        32

Item 13. Exhibits ....................................................        33

Item 14. Principal Accountant Fees and Services ......................        33

Signatures ...........................................................        35

                                     PART I

ITEM 1...DESCRIPTION OF BUSINESS

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

         Pursuant to the agreement of merger between Starfest and Concierge,

         o        Starfest was the surviving corporation,

         o The shareholders of Concierge received pro rata for their shares of common stock of Concierge, 99,957,713 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge were cancelled,

         o        The fiscal year-end of the corporation was changed to June 30,

         o The officers and directors of Concierge became the officers and directors of Starfest, and

         o The name of Starfest was changed to "Concierge Technologies, Inc."

Business of Concierge Technologies

         The business of Concierge Technologies is to conceptualize, design, develop, distribute and market software, hardware and services within the personal communications industry. As of June 30, 2005, we were offering one product, which is known by the name "Personal Communications Attendant" or the "PCA". The PCA is in the form of a CD containing a proprietary program application coupled with licensed voice recognition and text-to-speech software than enables a user to retrieve email messages from any remote telephone and have the text of the email message "read" in a computer generated voice. This product was developed and manufactured in limited quantities prior to the completion of the merger with Starfest. Although the product was available for distribution, the Company was without sufficient funds to properly market the product in timely fashion. As a result of the passing time, later introduction of new operating systems, changes in email client code, changes in consumer buying habits, the expanding presence of wireless Internet and email appliances, and the declining use of dial-up voice modems have all contributed to the need to upgrade the PCA product prior to re-engaging an aggressive marketing effort.

         With the PCA in its current form, we do not expect any significant revenues to be generated from retail sales. Until such time as the PCA can be upgraded to a later format, we will only offer the product for sale via its promotion on our website, www.pcahome.com. The retail price of the PCA is $39.95. In order to expand our channels to market in an economical fashion we intend to promote the product via cross-channel marketing on partner websites and to list the product for sale on the commercial websites which charge a commission for each sale rather than a payment in advance for such promotion. We have not yet been successful with such listings as of September 14, 2005.

         In addition to our efforts to liquidate our inventory of the PCA product, of which we have approximately 14,700 pieces, the company is also pursuing acquisition of synergistic products and companies that would enhance and update our presence in the personal communications business. Pursuant to that strategy, on May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation. Planet Halo's assets include intellectual property related to the industrial design, mechanical design, operation and know-how to market a wireless, hand-held, cellular phone with integrated QWERTY keypad, color screen and voice activation software. The device, known as the "Halo", has been advanced to the beta-test phase and there exists four working prototypes. In addition to the Halo, Planet Halo also has an exclusive North American license to exploit a wireless gateway that acts as the interface between wireless devices, including the Halo, and the Internet. The gateway, branded as "Halomail", uses secure socket layer technology for encrypted financial transactions, email access, desktop synchronization, HTML, XML, SHTML, WAP and other Web-based functions that are enabled on devices running the Halomail software client. We intend to assist Planet Halo with placement of the Halomail into active commercial service within the near term.

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

         Research and Development. Concierge expended no funds on research and development in 2005.

         Environmental Controls. Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business

         Patents, Trademarks, Copyrights and Intellectual Property. Concierge has trademarked its Personal Communications Attendant. It has no patents on the product. Planet Halo has trademarked the names "Halo", "Halomail", and "Planet Halo". Patent applications are pending on certain aspects of the Halo device and software applications that enable certain of its functionality. The know-how centered around the programming, low-level drivers, key board matrix, operating system interface and certain other aspects of the Halo device, including its industrial design, are considered a valued intellectual property of Planet Halo.

         Number of Employees
         -------------------

         On June 30, 2005, we employed no persons full time and no persons part time.

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

         Planet Halo's offices are located at 21 South California Street, Suite 306, Ventura, CA 93001. There is no office lease for Concierge. The lease is in the name of Marc Angell, President of Planet Halo, and Mr. Angell pays the rent and other expenses personally. Under an agreement between Marc Angell and Concierge, Mr. Angell is able to accumulate a loan payable up to an agreed upon budget amount that we will repay to Mr. Angell at some point in the future. Concierge, or Mr. Angell, may terminate this office facility arrangement at any time with a 30 day prior written notice. Neither Mr. Angell nor Concierge is under any obligation to retain the Planet Halo office in Ventura.

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

         As of September 25, 2005, Brookside has not attempted to enforce its judgment. As of September 25, 2005, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

         Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding that a governmental authority is contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In an effort to improve the corporate vehicle to better accommodate a merger or acquisition, the decision was made by the directors to re-domesticate the corporation in the State of Nevada. During the month of May 2005 a vote regarding the move to Nevada was solicited from a group of shareholders comprising a majority. A majority vote in favor was received and an Information Statement was subsequently sent to all shareholders detailing the action. The Company formed a wholly owned subsidiary in the State of Nevada and intends to merge into this subsidiary, thus dissolving the California corporation and becoming a Nevada corporation. There are no assurances that a move to Nevada will ultimately benefit the company by enticing investors or partners, however management is concerned that, without completing such a move, finding a partner or investor will prove unlikely at best while under California jurisdiction.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2004 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                      High       Low
                                      ----       ---
         Calendar 2003:
                  3rd Qtr.            0.02      0.008
                  4th Qtr             0.05      0.007

         Calendar 2004
                  1st Qtr.            0.08      0.02
                  2nd Qtr.            0.055     0.013
                  3rd Qtr.            0.02      0.01
                  4th Qtr.            0.012     0.0075

         Calendar 2005
                  1st Qtr.            0.012     0.006
                  2nd Qtr.            0.009     0.006

Holders

         On June 30, 2005 there were approximately 325 holders of record of our common stock.

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

         o is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

         o is not a stock of a "substantial issuer." We are not now a "substantial issuer" and cannot become one until we have net tangible assets of at least $2 million.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

         Our company sold the following shares of its common stock during the last three years without registering the shares:


------------------- ---------------- -------------------------- -------------------------- ----------------
                                                                                              Value of
     Date             No. of Shares      Name of Purchaser        Type of Consideration     Consideration
------------------- ---------------- -------------------------- -------------------------- ----------------
November 12, 2003     1,000,000       Frank Ramogida             Cash                       $ 10,000
------------------- ---------------- -------------------------- -------------------------- ----------------
January 7, 2004       4,000,000       Ryan Consult Ltd.          Services                   $216,000
------------------- ---------------- -------------------------- -------------------------- ----------------
February 19, 2004     1,000,000       Marc Angell Trust          Cash                       $ 10,000
------------------- ---------------- -------------------------- -------------------------- ----------------
May 6, 2004          10,000,000       Planet Halo Shareholders   Share-for-Share Exchange   $500,000
------------------- ---------------- -------------------------- -------------------------- ----------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         As of June 30, 2005, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future. In the event our President is unwilling to continue in his capacity without compensation, we expect that our CEO and/or the President of Planet Halo will assume those duties on behalf of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS INDEX

         The financial statements of the company appear as follows:

         Independent Auditors' Report ......................................  12
         Consolidated Balance Sheet, June 30, 2005 .........................  13
         Consolidated Statements of Operations, Years Ended June 30,
                  2005 and 2004 and the Period from
                  September 20, 1996 (Inception) to June 30, 2005 ..........  14
         Statements of Changes in Stockholders' Equity (Deficit),
                  September 20, 1996 (Inception) to June 30, 2005 ..........  15
         Consolidated Statements of Cash Flows, Years Ended June 30,
                  2005 and 2004 and the Period from
                  September 20, 1996 (Inception) to June 30, 2005 ..........  16
         Notes to Financial Statements .....................................  17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Concierge Technologies, Inc. and subsidiary (a development stage company) as of June 30, 2005 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2005 and for the period from September 20, 1996 (inception), to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc., and subsidiary as of June 30, 2005 and the results of its operations and its cash flows for the period then ended and from September 20, 1996 (inception), to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has not earned any revenue since its inception and has accumulated deficit of $3,864,761 at June 30, 2005 including a net loss of $544,284 during the year ended June 30, 2005. These factors as discussed in Note 4 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 22, 2005

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005


                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash & cash equivalents                                    $       648
         Due from related party                                           3,691
                                                                    -----------

                                                                    $     4,339
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accrued expenses                                           $   396,973
         Notes payable - related parties                                373,208
                                                                    -----------
                  Total current liabilities                             770,181


STOCKHOLDERS' DEFICIT:
         Preferred stock, par value $.001 per share; 10,000,000
         shares authorized; none issued                                    --
         Common stock, $.001 par value; 190,000,000 shares
         authorized; issued and outstanding 142,292,747                 142,293
         Additional paid in capital                                   2,956,626
         Deficit accumulated during the development stage            (3,864,761)
                                                                    -----------
                  Total stockholders' deficit                          (765,842)
                                                                    -----------
                                                                    $     4,339
                                                                    ===========





















   The accompanying notes are an integral part of these financial statements.


                                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                                          (A development stage company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED JUNE 30, 2005 AND 2004 AND THE PERIOD FROM
                                 SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2005

                                                                                            For the Periods
                                                              Years Ended                  From September 20,
                                                     JUNE 30               JUNE 30          1996 (Inception)
                                                      2005                  2004            to June 30, 2005
                                               ------------------    ------------------    ------------------
COSTS AND EXPENSES
     Product launch Expenses                   $             --      $             --      $        1,077,785
     Impairment of Assets                                 496,843               245,800               988,443
     General & Administrative Expenses                     45,926               267,239             1,428,890
                                               ------------------    ------------------    ------------------
               TOTAL COSTS AND EXPENSES                   542,769               513,039             3,495,118

OTHER INCOME/(EXPENSES)
     Other Income                                              85                  --                      85
     Settlement income                                       --                    --                  52,600
     Litigation settlement                                   --                    --                (135,000)
                                               ------------------    ------------------    ------------------
               TOTAL OTHER INCOME/(EXPENSES)                   85                  --                 (82,315)

                                               ------------------    ------------------    ------------------
NET LOSS BEFORE INCOME TAXES                             (542,684)             (513,039)           (3,577,433)

     Provision of Income Taxes                              1,600                   800                  8800
                                               ------------------    ------------------    ------------------

NET LOSS                                       $         (544,284)   $         (514,639)   $       (3,586,233)
                                               ==================    ==================    ==================

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED              142,292,747           130,896,574
                                               ==================    ==================

BASIC AND DILUTED NET LOSS PER SHARE           $            (0.00)   $            (0.00)
                                               ==================    ==================























   The accompanying notes are an integral part of these financial statements.


                                                       CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                              (A development stage company)
                                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                     SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2005

                                                       Common Stock
                                       --------------------------------------------
                                                                        Additional                                     Stockholders'
                                         Number of         Par            paid in         Shares       Accumulated         Equity
                                          shares          value           capital      to be issued      Deficit         (deficit)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Common Stock issued for cash
through June 30, 1997                       176,306           1,763    $    106,162            --      $       --      $    107,925

Common stock issued for services
through June 30, 1997                       621,545           6,215            --              --              --             6,215

Net loss through June 30, 1997                 --              --              --              --           (96,933)        (96,933)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1997                    797,851           7,978         106,162            --           (96,933)         17,207

Common Stock issued for cash
in the year ended June 30, 1998             137,475           1,375         194,650            --              --           196,025

Common stock issued for services
in the year ended June 30, 1998              22,550             226            --              --              --               226

Net loss for the year ended
June 30, 1998                                  --              --              --              --          (283,891)       (283,891)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1998                    957,876           9,579         300,812            --          (380,824)        (70,433)

Common Stock issued for cash
in the year ended June 30, 1999             208,000            --              --              --              --              --

Common stock issued for services
in the year ended June 30, 1999                 450            --              --              --              --              --

Net loss for the year ended
June 30, 1999                                  --              --              --              --           (89,919)        (89,919)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1999                  1,166,326           9,579         300,812            --          (470,743)       (160,352)

Acquisition and retirement of Common
shares                                     (262,000)         (2,620)           --              --              --            (2,620)

Common Stock issued for cash
in the year ended June 30, 2000             117,184            --              --              --              --              --

Common stock issued for services
in the year ended June 30, 2000             354,870            --              --              --              --              --

Post acquisition stock subscription
funds received net of costs & expenses
of $79,710                                     --              --              --              --              --              --

Net loss for the year ended
June 30, 2000                                  --              --              --              --          (986,986)       (986,986)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2000                  1,376,380           6,959         300,812            --        (1,457,729)     (1,149,958)

Post acquisition stock subscription
funds received                                 --              --              --              --              --              --

Net loss for the year ended
June 30, 2001                                  --              --              --              --          (544,080)       (544,080)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2001                  1,376,380           6,959         300,812            --        (2,001,809)     (1,694,038)

Recapitalization upon merger            118,681,333         113,099        (300,812)           --          (278,527)       (466,240)

Stock subscription received for
500,000  shares                                --              --              --            29,983            --            29,983

Stock issued for services                 2,532,581         119,031            --              --              --           119,031

Stock to be issued for services-
3,275,472 shares                               --              --              --           153,947            --           153,947

Adjustment to paid in capital on
merger                                         --          (116,499)        116,499            --              --              --

Net loss for the year ended
June 30, 2002                                  --              --              --              --          (478,229)       (478,229)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2002                122,590,294         122,590         116,499         183,930      (2,758,565)     (2,335,546)



Stock issued for subscription
received in the prior year                  500,000             500          29,483         (29,983)           --              --

Stock issued for services included
in the prior period                       3,275,472           3,275         150,672        (153,947)           --              --

Forfeiture of stock subscription               --              --            10,000            --              --            10,000

Cancellation of over issued shares
on recapitalization                         (73,017)           --              --              --              --              --

Net loss for the year ended
June 30, 2003                                  --              --              --              --           (47,272)        (47,272)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2003                126,292,749         126,365         306,654            --        (2,805,837)     (2,372,818)

Adjustment to par value                        --               (72)             72            --              --              --

Issuance of shares for cash               2,000,000           2,000          18,000            --              --            20,000

Issuance of shares for services           4,000,000           4,000         212,000            --              --           216,000

Issuance of shares for acquisition
of  Planet Halo                           9,999,998          10,000         490,000            --              --           500,000

Net loss for the year ended
June 30, 2004                                  --              --              --              --          (514,639)       (514,639)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2004                142,292,747         142,293       1,026,726            --        (3,320,476)     (2,151,457)

Reclassify contingent liabilities
to Additional Paid In Capital                  --              --         1,929,900            --              --         1,929,900

Net loss for the year ended
June 30, 2005                                  --              --              --              --          (544,284)       (544,284)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2005                142,292,747         142,293    $  2,956,626            --      $ (3,864,761)   $   (765,842)
                                       ============    ============    ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.


                                     CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                                            (A development stage company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JUNE 30, 2005 AND 2004 AND THE PERIOD FROM
                                   SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2005


                                                                                                Sept. 20, 1996
                                                               JUNE 30           JUNE 30        (inception) to
                                                                 2005              2004          June 30, 2005
                                                            --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $     (544,284)   $     (514,639)   $   (3,586,233)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
         Impairment of asset                                       496,843           245,800           742,643
         Depreciation and amortization                                 245              --              13,155
         Stock issued for services                                    --             216,000           496,352
         Increase in current assets:
                  Prepaid expense                                     --                --            (245,800)
         Increase (decrease) in current liabilities:
                  Accrued expenses                                  15,269            18,256           312,440
                                                            --------------    --------------    --------------
            Net cash used in operating activities                  (31,928)          (34,583)       (2,267,444)
                                                            --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received on acquisition of subsidiary                         --               2,912             2,912
   Note receivable - related party                                    --                --            (100,000)
   Acquisition of equipment                                           --                --             (12,910)
                                                            --------------    --------------    --------------
      Net cash provided by (used in) investing activities             --               2,912          (109,998)
                                                            --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due from related party                                           (3,691)             --              (3,691)
   Proceeds from Issuance of Shares                                   --              20,000           587,007
   Proceeds from stock subscription forfeited                         --                --              10,000
   Proceeds from advance subscriptions                                --                --           1,772,983
   Costs and expenses of advance subscriptions                        --                --             (79,710)
   Proceeds from (Payments to) related party loans                 (67,500)          114,000            91,500
                                                            --------------    --------------    --------------
      Net cash provided (used) by financing activities             (71,191)          134,000         2,378,089
                                                            --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                (103,118)          102,329               648

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         103,766             1,437              --

                                                            --------------    --------------    --------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                     $          648    $      103,766    $          648
                                                            ==============    ==============    ==============












   The accompanying notes are an integral part of these financial statements.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Concierge Technologies, Inc., (the "Company"), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc.

In March 2000, the Company acquired approximately 96.83 percent (8,250,000 shares) of the common stock of MAS Acquisition XX Corp. (MAS XX) for $314,688. This amount was expensed in March 2000 as at the time of the acquisition, MAS XX had no assets or liabilities and was inactive. On March 21, 2002, the Company consummated a merger with Concierge, Inc. (Note 11).

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

On April 6, 2004 the Company entered into a Stock Purchase Agreement with Planet Halo, Inc. (PHI) whereby, the Company purchased all of the outstanding and issued shares of PHI in exchange for 10 million shares of the Company's common stock valued at $500,000. On May 5, 2004 the Company issued the shares on a ratio of 8.232 shares of its common stock to each share of PHI stock to the former shareholders of PHI. The existing PHI shares were then retired and cancelled. The Company is now the sole shareholder of PHI, a Nevada corporation. On May 5, 2004 the President of PHI was officially appointed to the Board of Directors of the Company along with one other PHI named appointee (Note 15).

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

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Revenue recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 and Staff accounting bulletin (SAB) 104, With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. The Company does not charge monthly service fee, instead charges only one-time

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



purchase price and the option of buying upgrades at a fixed fee based on fair value of the upgrade. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue in the years ended June 30, 2005 and 2004.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of June 30, 2005.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

4.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn any revenue during the year ended June 30, 2005, Company has accumulated deficit of $3,864,761 including a net loss of $544,284 during the year ended June 30, 2005. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended June 30, 2005, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) liquidation of the software "PCA(TM)" and (vi) searching for a suitable strategic partner.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.       DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by David W. Neibert (the president and director of Concierge Technologies, Inc.), maintains an administrative account for Concierge Technologies, Inc. at Wells Fargo Bank. As of June 30, 2005, $3,691 is due from Wallen Group.

6.       EQUIPMENT

                                                     June 30, 2005
                                                     -------------
         Equipment                                   $      26,054
         Less Accumulated depreciation                      26,054
                                                     -------------
                                                     $           0
                                                     =============



7.       NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at June 30, 2005:

Note payable to shareholder, non interest bearing, unsecured,
and due on demand                                                       $290,208

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                                    5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004  (past due)                                28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                                 14,000

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)                      3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005                                            20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                      5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  2,500
                                                                        --------

         Total Notes payable                                            $373,208
                                                                        ========



The Company has recorded interest expense payable to related parties, amounting to $6,549 and $4,697 for the year ended June 30, 2005 and 2004, respectively.

8.       INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through June 30, 2005, the Company incurred net operating losses for tax purposes of approximately $3,577,433. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at June 30, 2005. The net operating loss carryforward may be used to reduce taxable income through the year 2025. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2010.The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2005 and 2004 were approximately $1,445,000 and $1,216,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                         June 30,     June 30,
                                                           2005         2004
                                                         --------     --------

Tax expense (credit) at statutory rate-federal             (34)%        (34)%
State tax expense net of federal tax                       ( 6)         ( 6)
Changes in valuation allowance                              40           40
                                                         --------     --------
Tax expense at actual rate                                  --           --
                                                         ========     ========

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       SHARES  OF  CONCIERGE,   INC.   ISSUED  SUBJECT  TO   CONTINGENCY   AND
         SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through June 30, 2005, were 680,504 for cash and services amounting to $266,610.

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

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      COMMON STOCK

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

The  Company  paid $0 for income tax for the years ended June 30, 2005 and 2004.
The Company paid $0 for interest for the years ended June 30, 2005 and 2004. Total amount paid for interest from September 20, 1996 (inception) through June 30, 2005, amounted to $4,385.

13.      COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired in August 31, 2002. The Company is currently co-located with the president of the Company and pays no rent. Rent expense was $0 for the years ended June 30, 2005 and 2004.

14.      LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of June 30, 2005.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      ACQUISITION & IMPAIRMENT OF INTANGIBLE ASSET

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

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for is as follows:

                                                               Allocated amount
                                                               ----------------

         Cash                                                     $    2,912
         Equipment, net                                                  245
         Goodwill                                                    496,843
                                                                  ----------
                                                                  $  500,000
                                                                  ==========

                                                              Consideration paid
                                                              ------------------

         10,000,000 shares of common stock                        $  500,000
                                                                  ==========

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

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      FORMATION OF NEVADA SUBSIDIARY

On April 20, 2005, the Company formed a subsidiary corporation under the laws of the State of Nevada. The subsidiary corporation, Concierge Technologies, Inc. (Nevada) was formed for the purpose of re-domesticating the Company stock in the State of Nevada and dissolving the California Corporation. The action was taken pursuant to a vote in favor by a majority of shareholders of the Company. As of September 19, 2005, a merger of the two corporations has not yet been effected.

17.      SUBSEQUENT EVENTS

On September 2, 2005, the Company signed a promissory note and borrowed $35,000 from a Company based in Hong Kong. The Note is due before or on October 1, 2006 and bears an interest rate of 8%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

         The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation  of  disclosure  controls  and  procedures.   The  Company's
management,  with the participation of the Company's Chief Executive Officer and
Chief  Financial  Officer,  has  evaluated  the  effectiveness  of the Company's disclosure  controls  and  procedures  as  of  June  30,  2005.  Based  on  this evaluation,  the Company's Chief Executive  Officer and Chief Financial  Officer
concluded that the Company's disclosure controls and procedures are effective.

         Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.


                                OTHER INFORMATION

         There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2005 that was not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set  forth  below  are the  names,  and  terms of office of each of the
directors,   executive   officers   and   significant   employees  of  Concierge
Technologies  at June 30, 2005 and a description  of the business  experience of each.

------------------- --------------------------------------- ------------- ---------
                                                             Office Held   Term of
     Person                         Offices                      Since      Office
------------------- --------------------------------------- ------------- ---------
David W. Neibert    President and Director                  2002          2006
------------------- --------------------------------------- ------------- ---------
James E. Kirk       Secretary and Director                  1996          2006
------------------- --------------------------------------- ------------- ---------
Samuel Wu           Director                                2002          2006
------------------- --------------------------------------- ------------- ---------
Allen E. Kahn       Chairman, CEO, CFO and Director         1996          2006
------------------- --------------------------------------- ------------- ---------
Patrick Flaherty    Director                                2002          2006
------------------- --------------------------------------- ------------- ---------
Marc Angell         Director and President of Planet Halo   2004          2006
------------------- --------------------------------------- ------------- ---------
Pat Rodden          Director                                2004          2006
------------------- --------------------------------------- ------------- ---------

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

Code of Ethics

         We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB annual report for FY 06-30-2004.

Compliance with Section 16 (a) of the Exchange Act

         Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended June 30, 2005 and any written representations furnished to us from a person subject to Section 16(a) filing requirements that no Form 5 is required for such period, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten person of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The following information concerns the compensation of our chief executive officer for the last three completed fiscal years. No other executive officers or individuals received total annual salary and bonus that exceeded $100,000 during the last three completed fiscal years.

                                                                  Shares of
Name of Chief Executive Officer   Year      Cash Salary     Common Stock Awarded

David Neibert                     2005           0                   0
Allen Kahn                        2005           0                   0
David Neibert                     2004           0                 0(1)
Allen Kahn                        2004           0                   0
David Neibert                     2003           0                   0
--------------------

(1) Mr. Neibert received no shares of stock, however Ryan Consultants Ltd was issued 4,000,000 shares of our stock as payment for the services provided by Mr. Neibert. Mr. Neibert disclaims beneficial ownership of the shares.

         Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during or with respect to the period ended June 30, 2005. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth the ownership, as of September 14, 2005 of each individual known to management to be the beneficial owner of more than five percent of the company's common stock, by all directors, and named executive officers, individually and as a group.

     Name and Address of                            Amount           Percent of
      Beneficial Owner                              Owned               Class
     -------------------                            ------           ----------
Allen E. Kahn                                     23,778,135            16.7%
7547 W. Manchester Ave., No. 325
Los Angeles, CA 90045

Samuel C.H. Wu                                    20,855,437            14.7%
1202 Tower 1, Admiralty Centre
18 Harcourt Road
Hong Kong, China

Polly Force Co., Ltd.                           10,805,680 (1)          7.6%
1202 Tower 1, Admiralty Centre
18 Harcourt Road
Hong Kong, China

Marc Angell                                        7,174,181            5.04%
1575 Spinnaker Dr
Suite 204A
Ventura, CA 93001

Fiori Product Development                         411,612 (2)            (3)
411 SW Second Ave.
Third Floor
Portland, OR 97204

F. Patrick Flaherty                                4,727,485            3.3%
637 29th Street
Manhattan Beach, CA 90266

James E. Kirk                                      3,383,291            2.4%
1401 Kirby, N.E.
Albuquerque, NM 87112

David W. Neibert                                  1,539,100              (1)
24028 Clarington Drive
West Hills, CA 91304

Officers and Directors
  as a Group (7 persons)                          61,869,241            43.5%

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

          *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

         **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

         ***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.

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

                  Fiscal Year ended June 30, 2005             $26,500
                  Fiscal Year ended June 30, 2004             $21,600

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended June 30, 2005             $-0-
                  Fiscal Year ended June 30, 2004             $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended June 30, 2005             $-0-
                  Fiscal Year ended June 30, 2004             $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended June 30, 2005             $-0-
                  Fiscal Year ended June 30, 2004             $-0-

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

                          CONCIERGE TECHNOLOGIES, INC.



Date: October 3, 2005                   By /s/ David W. Neibert
                                          --------------------------------------
                                          David W. Neibert, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 3, 2005                    /s/ David W. Neibert
                                        ----------------------------------------
                                        David W. Neibert, President and Director


Date: October 3, 2005                    /s/ Allen E. Kahn
                                        ----------------------------------------
                                        Allen E. Kahn, Chief Financial Officer
                                        and Director


Date: October 3, 2005                    /s/ F.P. Flaherty
                                        ----------------------------------------
                                        F. Patrick Flaherty, Director


Date: October 3, 2005                    /s/ James E. Kirk
                                        ----------------------------------------
                                        James E. Kirk, Secretary and Director


Date: October 3, 2005                    /s/ Samuel C.H. Wu
                                        ----------------------------------------
                                        Samuel C.H. Wu, Director


Date: October 3, 2005                    /s/ Marc Angell
                                        ----------------------------------------
                                        Marc Angell, Director


Date: October 3, 2005                    /s/ Pat Rodden
                                        ----------------------------------------
                                        Pat Rodden, Director

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-KSB 06-30-05

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

          *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

         **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

         ***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.