Form 10QSB
period 2005-09-30
CONCIERGE TECHNOLOGIES INC
filed 2005-11-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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


                          22048 Sherman Way, Suite 301
                              Canoga Park, CA 91303
                                  818-610-0310
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 2005, there were 142,292,747 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Balance Sheet September 30, 2005 (Unaudited)                                   4
Statements of Operations Three Month Periods Ended
                  September 30, 2005 and 2004 and the
                  Period from September 20, 1996 (Inception) to
                  September 30, 2005 (Unaudited)                               5
Statements of Cash Flows Three Month Periods Ended September 30, 2005
                  and 2004 and the Period from September 20, 1996
                  (Inception) to September 30, 2005 (Unaudited)                6
Notes to Unaudited Financial Statements                                        7

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------


CURRENT ASSETS:
          Cash & cash equivalents                                  $    20,604
          Due from related party                                        21,509
                                                                   -----------

                                                                   $    42,113
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
          Accrued expenses                                         $   389,918
          Notes payable - related parties                              428,208
                                                                   -----------
                   Total current liabilities                           818,126


STOCKHOLDERS' DEFICIT:
          Preferred stock, par value $.001 per share; 10,000,000
          shares authorized; none issued                                  --
          Common stock, $.001 par value; 190,000,000 shares
          authorized; issued and outstanding 142,292,747               142,293
          Additional paid in capital                                 2,956,626
          Deficit accumulated during the development stage          (3,874,932)
                                                                   -----------
                   Total stockholders' deficit                        (776,013)
                                                                   -----------
                                                                   $    42,113
                                                                   ===========




   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
    AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                                                                                    For the Period
                                                         Three Month Periods Ended                From September 20,
                                                  September 30,            September 30,           1996 (Inception)
                                                       2005                     2004            to September 30, 2005
                                              ---------------------    ---------------------    ---------------------

COSTS AND EXPENSES
     Product Launch Expenses                  $                --      $                --      $           1,077,785
     Impairment of Assets                                      --                       --                    988,443
     General & Administrative Expenses                        8,571                   14,093                1,437,461
                                              ---------------------    ---------------------    ---------------------
              TOTAL COSTS AND EXPENSES                        8,571                   14,093                3,503,689

OTHER INCOME (EXPENSES)
     Other Income                                              --                       --                         86
     Settlement Income                                         --                       --                     52,600
     Litigation Settlement                                     --                       --                   (135,000)
                                              ---------------------    ---------------------    ---------------------
              TOTAL OTHER INCOME (EXPENSES)                    --                       --                    (82,314)

                                              ---------------------    ---------------------    ---------------------
NET LOSS BEFORE INCOME TAXES                                 (8,571)                 (14,093)              (3,586,003)

     Provision of Income Taxes                                1,600                    1,600                   10,400
                                              ---------------------    ---------------------    ---------------------

NET LOSS                                      $             (10,171)   $             (15,693)   $          (3,596,403)
                                              =====================    =====================    =====================

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED                142,292,747              142,292,747
                                              =====================    =====================

BASIC AND DILUTED NET LOSS PER SHARE          $               (0.00)   $               (0.00)
                                              =====================    =====================


   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
    AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                                               September 20, 1996
                                                                      September 30,         September 30,        (inception) to
                                                                          2005                  2004           September 30, 2005
                                                                   ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    $          (10,171)   $          (15,693)   $       (3,596,403)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
             Impairment of asset                                                 --                    --                 742,643
             Depreciation and amortization                                       --                     245                13,155
             Stock issued for services                                           --                    --                 496,352
             Decrease in current assets:
                      Prepaid expense                                            --                    --                (245,800)
             Increase (decrease) in current liabilities:
                      Accrued expenses                                         (7,056)                2,443               305,383
                                                                   ------------------    ------------------    ------------------
                Net cash used in operating activities                         (17,227)              (13,005)           (2,284,670)
                                                                   ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash received on acquisition of subsidiary                          --                    --                   2,912
             Note receivable - related party                                     --                    --                (100,000)
             Acquisition of equipment                                            --                    --                 (12,910)
                                                                   ------------------    ------------------    ------------------
                Net cash used in investing activities                            --                    --                (109,998)
                                                                   ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Due from related party                                           (17,818)                 --                 (21,509)
             Proceeds from Issuance of Shares                                    --                    --                 587,007
             Proceeds from stock subscription forfeited                          --                    --                  10,000
             Proceeds from advance subscriptions                                 --                    --               1,772,983
             Costs and expenses of advance subscriptions                         --                    --                 (79,710)
             Proceeds from (payments to) related party loans                   55,000               (80,000)              146,500
                                                                   ------------------    ------------------    ------------------
                Net cash provided (used) by financing activities               37,183               (80,000)            2,415,272
                                                                   ------------------    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                             19,956               (93,005)               20,604

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                        648               103,766                  --

                                                                   ------------------    ------------------    ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                            $           20,604    $           10,761    $           20,604
                                                                   ==================    ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

On April 6, 2004 the Company entered into a Stock Purchase Agreement with Planet Halo, Inc. (PHI) whereby, the Company purchased all of the outstanding and issued shares of PHI in exchange for 10 million shares of the Company's common stock valued at $500,000. On May 5, 2004 the Company issued the shares on a ratio of 8.232 shares of its common stock to each share of PHI stock to the former shareholders of PHI. The existing PHI shares were then retired and cancelled. The Company is now the sole shareholder of PHI, a Nevada corporation. On May 5, 2004 the President of PHI was officially appointed to the Board of Directors of the Company along with one other PHI named appointee.

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

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company's form 10KSB for the year ended June 30, 2005. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

3.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $3,874,932 including a net loss of $10,171 during the three month period ended September 30, 2005. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2005, towards (i) obtaining additional financing and (ii) management of accrued expenses and accounts payable.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


4.       DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by David W. Neibert (the president and director of Concierge Technologies, Inc.), maintains an administrative account for Concierge Technologies, Inc. at Wells Fargo Bank. As of September 30, 2005, $21,509 is due from Wallen Group. The due from related party are non interest bearing, unsecured and due on demand.

5.       NOTES PAYABLE - RELATED PARTIES

On September 2, 2005, the Company signed a promissory note and borrowed $35,000 from a Company based in Hong Kong. The Note is due before or on October 1, 2006 and bears an interest rate of 8%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

Notes payable to related parties consisted of the following at September 30, 2005:

Note payable to shareholder, non interest bearing, unsecured,
and due on demand                                                       $290,208

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                                    5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004  (past due)                                28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                                 14,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)                      3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005 (past due)                                 20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                      5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                      2,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006                                            35,000
                                                                        --------

         Total Notes payable                                            $408,208
                                                                        ========

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


The Company has recorded interest expense payable to related parties, amounting to $2,040 and $1,588 for the three month periods ended September 30, 2005 and 2004, respectively.

6.       INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through September 30, 2005, the Company incurred net operating losses for tax purposes of approximately $3,586,004. The net operating loss carryforward may be used to reduce taxable income through the year 2025. Net operating loss for carryforward for the State of California is generally available to reduce taxable income through the year 2010. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The deferred tax asset balance, due to net operating loss carryforward, as of September 30, 2005, was approximately $1,550,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforward cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                 September 30,   September 30,
                                                 2005            2004
                                                 -------------   -------------

Tax expense (credit) at statutory rate-federal       (34)%           (34)%
State tax expense net of federal tax                  (6)             (6)
Changes in valuation allowance                        40              40
Tax expense at actual rate                       -------------   -------------
                                                      --              --
                                                 =============   =============

7.       SHARES  OF  CONCIERGE,   INC.   ISSUED  SUBJECT  TO   CONTINGENCY   AND
         SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares were subject to the contingency that they might have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI had treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through December 31, 2004 were 680,504 for cash and services amounting to $266,610.

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

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

8.       COMMON STOCK

On May 5, 2004 the Company issued 9,999,998 shares of its common stock valued at $500,000 in exchange for Planet Halo's 100% outstanding and issued shares on a ratio of 8.232 shares of the Company to each share of Planet Halo stock.

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

10.      NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

11.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax in the three month periods ended September 30, 2005 and 2004, respectively. The Company paid $0 for interest during the three month periods ended September 30, 2005 and 2004.

12.      COMMITMENT

The Company sub-leased office space in Los Angeles, California from Ardent, Ltd. The term of the lease was 26 months with monthly payments of $1,542. The lease expired on August 31, 2002. The Company is currently co-located with the president of the Company and pays no rent. Rent expense was $0 for the three month periods ended September 30, 2005 and 2004.

13.      LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2005.

14.      ACQUISITION & IMPAIRMENT OF INTANGIBLE ASSET

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

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


appliance/cell phone known as the "Halo", and an integrated wireless gateway interface to the Internet named "Halomail."

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for is as follows:

                                            Allocated amount
                                            ----------------

         Cash                               $       2,912
         Equipment, net                               245
         Goodwill                                 496,843
                                            -------------
                                            $     500,000

                                            Consideration paid
                                            ------------------

         10,000,000 shares of common stock  $     500,000
                                            =============

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

15.      FORMATION OF NEVADA SUBSIDIARY

On April 20, 2005, the Company formed a subsidiary corporation under the laws of the State of Nevada. The subsidiary corporation, Concierge Technologies, Inc. (Nevada) was formed for the purpose of re-domesticating the Company stock in the State of Nevada and dissolving the California Corporation. The action was taken pursuant to a vote in favor by a majority of shareholders of the Company. As of September 30, 2005, a merger of the two corporations has not yet been effected.

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

     As of September 30, 2005, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future. In the event our President is unwilling to continue in his capacity without compensation, we expect that our CEO and/or the President of Planet Halo will assume those duties on behalf of the Company.

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

Item 3.           Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Dated:  November 8, 2005
                                                    CONCIERGE TECHNOLOGIES, INC.



                                                 By  /s/ David W. Neibert
                                                    ----------------------------
                                                    David W. Neibert, President