Form 10QSB
period 2005-12-31
CONCIERGE TECHNOLOGIES INC
filed 2006-02-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 3, 2006, there were 142,292,747 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          15

Item 3.  Controls and Procedures                                            16

PART II - Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  19

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Balance Sheet December 31, 2005 (Unaudited)                                 4
Consolidated Statements of Operations For The Three Month
   And Six Month Periods Ended December 31, 2005 and 2004
   and the Period from September 20, 1996 (Inception) to
   December 31, 2005 (Unaudited)                                            5
Statements of Cash Flows For The Six Month Periods Ended December 31, 2005
   and 2004 and the Period from September 20, 1996
   (Inception) to December 31, 2005 (Unaudited)                             6
Notes to Unaudited Financial Statements                                     7

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash & cash equivalents                                          $     3,865
   Due from related party                                                 7,030
                                                                    -----------

                                                                    $    10,895
                                                                    ===========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accrued expenses                                                 $   381,267
   Notes payable - related parties                                      121,251
                                                                    -----------
            Total current liabilities                                   502,518


STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.001 per share; 10,000,000
   shares authorized; none issued                                          --
   Common stock, $.001 par value; 190,000,000 shares
   authorized; issued and outstanding 142,292,747                       142,293
   Additional paid in capital                                         3,246,834
   Deficit accumulated during the development stage                  (3,880,750)
                                                                    -----------
            Total stockholders' deficit                                (491,623)
                                                                    -----------
                                                                    $    10,895
                                                                    ===========









   The accompanying notes are an integral part of these financial statements.


                                                                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                         (A development stage company)
                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                                    AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2005
                                                                                  (UNAUDITED)

                                                                                                                 For the Period
                                              Three Month Periods Ended        Six Month Periods Ended          From September 20,
                                                     December 31,                      December 31,              1996 (Inception)
                                                2005             2004             2005             2004        to December 31, 2005
                                           -------------    -------------    -------------    -------------    --------------------


COSTS AND EXPENSES
    Product Launch Expenses                $        --      $        --      $        --      $        --                 1,077,785
    Impairment of Assets                            --            496,843             --            496,843                 988,443
    General & Administrative Expenses              5,817           20,574           14,388           34,667               1,443,278
                                           -------------    -------------    -------------    -------------    --------------------
          TOTAL COSTS AND EXPENSES                 5,817          517,417           14,388          531,510               3,509,506

OTHER INCOME (EXPENSES)
    Other Income                                    --               --               --               --                        86
    Settlement Income                               --               --               --               --                    52,600
    Litigation Settlement                           --               --               --               --                  (135,000)
                                           -------------    -------------    -------------    -------------    --------------------
          TOTAL OTHER INCOME (EXPENSES)             --               --               --               --                   (82,314)

                                           -------------    -------------    -------------    -------------    --------------------
NET LOSS BEFORE INCOME TAXES                      (5,817)        (517,417)         (14,388)        (531,510)             (3,591,820)

    Provision of Income Taxes                       --               --              1,600            1,600                  10,400
                                           -------------    -------------    -------------    -------------    --------------------

NET LOSS                                   $      (5,817)        (517,417)   $     (15,988)   $    (533,110)             (3,602,220)
                                           =============    =============    =============    =============    ====================

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED     142,292,747      142,292,747      142,292,747      142,292,747
                                           =============    =============    =============    =============

BASIC AND DILUTED NET LOSS PER SHARE       $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                           =============    =============    =============    =============
















   The accompanying notes are an integral part of these financial statements.


                                                                CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                       (A development stage company)
                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          FOR SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                                  AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2005
                                                                                (UNAUDITED)

                                                                                            September 20, 1996
                                                            December 31,    December 31,      (inception) to
                                                                2005            2004         December 31, 2005
                                                            ------------    ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $    (15,988)   $   (533,110)   $       (3,602,220)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Impairment of asset                                           --           496,843               742,643
      Depreciation and amortization                                 --               245                13,155
      Stock issued for services                                     --              --                 496,352
      Decrease in current assets:
               Prepaid expense                                      --              --                (245,800)
      Increase (decrease) in current liabilities:
               Accrued expenses                                  (15,707)         15,290               296,732
                                                            ------------    ------------    ------------------
         Net cash used in operating activities                   (31,695)        (20,732)           (2,299,138)
                                                            ------------    ------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received on acquisition of subsidiary                    --              --                   2,912
      Note receivable - related party                               --              --                (100,000)
      Acquisition of equipment                                      --              --                 (12,910)
                                                            ------------    ------------    ------------------
         Net cash used in investing activities                      --              --                (109,998)
                                                            ------------    ------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Due from related party                                      (3,339)           --                  (7,030)
      Proceeds from Issuance of Shares                              --              --                 587,007
      Proceeds from stock subscription forfeited                    --              --                  10,000
      Proceeds from advance subscriptions                           --              --               1,772,983
      Costs and expenses of advance subscriptions                   --              --                 (79,710)
      Proceeds from (payments to) related party loans             38,251         (80,000)              129,751

                                                            ------------    ------------    ------------------
         Net cash provided (used) by financing activities         34,912         (80,000)            2,413,001
                                                            ------------    ------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                 3,217        (100,732)                3,865

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           648         103,766                  --

                                                            ------------    ------------    ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                     $      3,865    $      3,034    $            3,865
                                                            ============    ============    ==================






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

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company's form 10KSB for the year ended June 30, 2005. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

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

3.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $3,880,750 including a net loss of $15,988 during the six month period ended December 31, 2005. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2005, towards (i) obtaining additional financing and (ii) management of accrued expenses and accounts payable.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


4. DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by David W. Neibert (the president and director of Concierge Technologies, Inc.), maintains an administrative account for Concierge Technologies, Inc. at Wells Fargo Bank. As of December 31, 2005, $7,030 is due from Wallen Group. The due from related party are non interest bearing, unsecured and due on demand.

5. NOTES PAYABLE - RELATED PARTIES

On September 2, 2005, the Company signed a promissory note and borrowed $35,000 from a Company based in Hong Kong. The Note is due before or on October 1, 2006 and bears an interest rate of 8%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

Notes payable to related parties consisted of the following at December 31, 2005:

Note payable to shareholder, non interest bearing, unsecured,
and due on demand                                                     $    3,251

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                                    5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004  (past due)                                28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                                 14,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)                      3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005 (past due)                                 20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                      5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                      2,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006                                            35,000
                                                                      ----------

          Total Notes payable                                         $  121,251
                                                                      ==========

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has recorded interest expense payable to related parties, amounting to $4,586 and $2,837 for the six month periods ended December 31, 2005 and 2004, respectively.

Note payable of $290,208 to related parties (non interest bearing, unsecured, and due on demand) has been reclassified to additional paid in capital on December 31, 2005. The note payable to related parties was recorded as a liability when the Company consummated a merger with Concierge, Inc. in 2002. California law prescribes a two year statute of limitations for oral obligations and four years for written obligations. The management has adjusted this amount based upon the advice of the Company's general counsel.

6.   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through December 31, 2005, the Company incurred net operating losses for tax purposes of approximately $3,880,750. The net operating loss carryforward may be used to reduce taxable income through the year 2025. Net operating loss for carryforward for the State of California is generally available to reduce taxable income through the year 2010. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The deferred tax asset balance, due to net operating loss carryforward, as of December 31, 2005, was approximately $1,552,300. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforward cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                    December 31,    December 31,
                                                        2005            2004
                                                    ------------    ------------

Tax expense (credit) at statutory rate-federal          (34)%           (34)%
State tax expense net of federal tax                     (6)             (6)
Changes in valuation allowance                           40              40
                                                    ------------    ------------
Tax expense at actual rate                               --              --
                                                    ============    ============

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

Cash flow from financing activities exclude the effect of reclassification of note payable to related party for $ 290,208 to additional paid in capital.

The Company paid $0 for income tax in the six month periods ended December 31, 2005 and 2004, respectively. The Company paid $0 for interest during the six month periods ended December 31, 2005 and 2004.

12.  COMMITMENT

The Company is co-located with the president of the Company and pays no rent. Rent expense was $0 for the six month periods ended December 31, 2005 and 2004.

13.  LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2005.

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

15.  FORMATION OF NEVADA SUBSIDIARY

On April 20, 2005, the Company formed a subsidiary corporation under the laws of the State of Nevada. The subsidiary corporation, Concierge Technologies, Inc. (Nevada) was formed for the purpose of re-domesticating the Company stock in the State of Nevada and dissolving the California Corporation. The action was taken pursuant to a vote in favor by a majority of shareholders of the Company. In

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



order to effectuate the transaction, the State of Nevada requires a tax clearance certificate from the State of California. The Company has filed all of the required tax returns and is awaiting final instructions and tax clearance from the State of California. When the documents are produced the Company anticipates that it will complete its merger into the Nevada subsidiary in the near term. As of December 31, 2005, a merger of the two corporations has not yet been effected.

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

         As of December 31, 2005, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future. In the event our President is unwilling to continue in his capacity without compensation, we expect that our CEO and/or the President of Planet Halo will assume those duties on behalf of the Company.

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

Item 3. Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Dated:  February 14, 2006
                                                   CONCIERGE TECHNOLOGIES, INC.



                                                   By /s/ David W. Neibert
                                                     ---------------------------
                                                     David W. Neibert, President