Form 10QSB
period 2006-03-31
CONCIERGE TECHNOLOGIES INC
filed 2006-05-11
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 5, 2006, there were 142,292,747 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                                                            Page
                                                                            ----

Balance Sheet March 31, 2006 (Unaudited)                                       4
Consolidated Statements of Operations For The Three Month
     And Nine Month Periods Ended March 31, 2006 and 2005 and the
     Period from September 20, 1996 (Inception) to
     March 31, 2006 (Unaudited)                                                5
Statements of Cash Flows For The Nine Month Periods Ended March 31, 2006
     and 2005 and the Period from September 20, 1996
     (Inception) to March 31, 2006 (Unaudited)                                 6
Notes to Unaudited Financial Statements                                        7

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS
                                     ------


CURRENT ASSETS:
         Cash & cash equivalents                                  $     3,872
         Due from related party                                         3,630
                                                                  -----------
                                                                  $     7,502
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accrued expenses                                         $   385,242
         Notes payable - related parties                              121,251
                                                                  -----------
                  Total current liabilities                           506,493

STOCKHOLDERS' DEFICIT:
         Preferred stock, par value $.001 per share; 10,000,000
         shares authorized; none issued                                  --
         Common stock, $.001 par value; 190,000,000 shares
         authorized; issued and outstanding 142,292,747               142,293
         Additional paid in capital                                 3,246,834
         Deficit accumulated during the development stage          (3,888,118)
                                                                  -----------
                  Total stockholders' deficit                        (498,991)
                                                                  -----------
                                                                  $     7,502
                                                                  ===========











   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
      AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2006
                                   (UNAUDITED)


                                                                                                                 For the Period
                                              Three Month Periods Ended          Nine Month Periods Ended      From September 20,
                                                      March 31,                         March 31,               1996 (Inception)
                                                2006             2005             2006             2005        to March 31, 2006
                                           -------------    -------------    -------------    -------------    ------------------
COSTS AND EXPENSES
    Product Launch Expenses                $        --      $        --      $        --      $        --               1,077,785
    Impairment of Assets                            --               --               --            496,843               988,443
    General & Administrative Expenses              7,368            9,973           21,756           34,667             1,450,646
                                           -------------    -------------    -------------    -------------    ------------------
          TOTAL COSTS AND EXPENSES                 7,368            9,973           21,756          531,510             3,516,874

OTHER INCOME (EXPENSES)
    Other Income                                    --               --               --               --                      85
    Settlement Income                               --               --               --               --                  52,600
    Litigation Settlement                           --               --               --               --                (135,000)
                                           -------------    -------------    -------------    -------------    ------------------
          TOTAL OTHER INCOME (EXPENSES)             --               --               --               --                 (82,315)

                                           -------------    -------------    -------------    -------------    ------------------
NET LOSS BEFORE INCOME TAXES                      (7,368)          (9,973)         (21,756)        (531,510)           (3,599,189)

    Provision of Income Taxes                       --               --              1,600            1,600                10,400
                                           -------------    -------------    -------------    -------------    ------------------

NET LOSS                                   $      (7,368)   $      (9,973)   $     (23,356)   $    (533,110)           (3,609,589)
                                           =============    =============    =============    =============    ==================

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED     142,292,747      142,292,747      142,292,747      142,292,747
                                           =============    =============    =============    =============

BASIC AND DILUTED NET LOSS PER SHARE       $       (0.00)   $       (0.00)           (0.00)   $       (0.00)
                                           =============    =============    =============    =============











   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
      AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2006
                                   (UNAUDITED)


                                                                                                         September 20, 1996
                                                                  March 31,             March 31,          (inception) to
                                                                    2006                  2005             March 31, 2006
                                                             ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $          (23,356)   $         (543,083)   $       (3,609,589)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
           Impairment of asset                                             --                 496,843               742,643
           Depreciation and amortization                                   --                     245                13,155
           Stock issued for services                                       --                    --                 496,352
           Decrease in current assets:
                    Prepaid expense                                        --                    --                (245,800)
           Increase (decrease) in current liabilities:
                    Accrued expenses                                    (11,732)               18,546               300,708
                                                             ------------------    ------------------    ------------------
              Net cash used in operating activities                     (35,088)              (27,449)           (2,302,531)
                                                             ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received on acquisition of subsidiary                            --                    --                   2,912
     Note receivable - related party                                       --                    --                (100,000)
     Acquisition of equipment                                              --                    --                 (12,910)
                                                             ------------------    ------------------    ------------------
        Net cash used in investing activities                              --                    --                (109,998)
                                                             ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Due from related party                                                  61                  --                  (3,630)
     Proceeds from Issuance of Shares                                      --                    --                 587,007
     Proceeds from stock subscription forfeited                            --                    --                  10,000
     Proceeds from advance subscriptions                                   --                    --               1,772,983
     Costs and expenses of advance subscriptions                           --                    --                 (79,710)
     Proceeds from (payments to) related party loans                     38,251               (75,000)              129,751
                                                             ------------------    ------------------    ------------------
        Net cash provided (used) by financing activities                 38,312               (75,000)            2,416,401
                                                             ------------------    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                        3,224              (102,449)                3,872

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                  648               103,766                  --

                                                             ------------------    ------------------    ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $            3,872    $            1,317    $            3,872
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

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company's form 10KSB for the year ended June 30, 2005. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

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

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
     3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

3.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $3,888,118 including a net loss of $23,356 during the nine month period ended March 31, 2006. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended March 31, 2006, towards (i) obtaining additional financing and (ii) management of accrued expenses and accounts payable.

Management believes that the above actions will allow the Company to continue operations through the next twelve months.

4.   DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by David W. Neibert (the president and director of Concierge Technologies, Inc.), maintains an administrative account for Concierge Technologies, Inc. at Wells Fargo Bank. As of March 31, 2006, $3,630 is due from Wallen Group. The due from related party are non interest bearing, unsecured and due on demand.

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


Notes payable to related parties consisted of the following at March 31, 2006:

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
                                                                      ==========

The Company has recorded interest expense payable to related parties, amounting to $7,638 and $4,786 for the nine month periods ended March 31, 2006 and 2005, respectively.

6. SHARES OF CONCIERGE, INC. ISSUED SUBJECT TO CONTINGENCY AND SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

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

8.   MERGER AGREEMENT

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

9.   NET LOSS PER SHARE

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

During the nine months ended March 31, 2006, the Company paid all tax liabilities outstanding with the Franchise Tax Board of the State of California for the fiscal years ended June 30, 2003, 2004 and 2005, including all calculated penalties and interest, totaling $3,322.97. The amount reserved for income tax in the accompanying financial statements as been appropriately adjusted to reflect the current status. The Company paid $0 for interest during the nine month periods ended March 31, 2006 and 2005.

11.  COMMITMENT

The Company is co-located with the president of the Company and pays no rent. Rent expense was $0 for the nine month periods ended March 31, 2006 and 2005.

12.  LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of March 31, 2006.

13.  ACQUISITION & IMPAIRMENT OF INTANGIBLE ASSET

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

14.  FORMATION OF NEVADA SUBSIDIARY

On April 20, 2005, the Company formed a subsidiary corporation under the laws of the State of Nevada. The subsidiary corporation, Concierge Technologies, Inc. (Nevada) was formed for the purpose of re-domesticating the Company stock in the State of Nevada and dissolving the California Corporation. The action was taken pursuant to a vote in favor by a majority of shareholders of the Company. On March 2, 2006, the Company filed articles of merger with the Secretary of State in Nevada effectuating the merger of Concierge Technologies, Inc. of California into the Nevada subsidiary. In order to dissolve the California corporation, the Secretary of State in California requires a Certificate of Tax Clearance from the Franchise Tax Board. Although the Company has paid its tax obligations and

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


has a letter of good standing from the Franchise Tax Board, the Tax Clearance Certificate may not be forthcoming until as late as December 2006. Until that time, the State of California considers the merger as pending. When the documents are produced the Company will dissolve its California corporation, which is now inactive.

Item 2. Plan of Operation

     Our plan of operation for the next twelve months is to do the following:

          o exploit the opportunities afforded us through our acquisition of Planet Halo by implementing a sales strategy to deploy the wireless gateway, Halomail, on synergistic networks,

          o    properly   position  the   corporation   and  its   structure  to
               accommodate a business combination with a funding partner by relocating the corporation to Nevada,

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

     Planet Halo continues to be operated by its President, Marc Angell, from his offices located in Ventura, California. Concierge Technologies has not approved an operating budget for Planet Halo and is currently reliant upon Marc Angell to continue providing his services, including operating expenses, for the near term. There is no assurance that this situation will endure for the long term, or that Concierge will not be required to fund its operations in the near future.

     On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of our company to a co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

     As of March 31, 2006, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future. In the event our President is unwilling to continue in his capacity without compensation, we expect that our CEO and/or the President of Planet Halo will assume those duties on behalf of the Company.

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

     Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation and market the remaining inventory of the PCA product. With the acquisition of Planet Halo there are added demands for operating capital. The Company has been aggressively pursuing financing for the funding of the Halomail service implementation, however the financial advisor retained to assist with the effort has not produced a satisfactory result. Until such time as definitive agreements are reached with investors, such a financing remains speculative. If the financing is not available, then Halomail may not be put into service. In the event the financing is not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

Item 3. Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Dated:  May 10, 2006
                                                    CONCIERGE TECHNOLOGIES, INC.


                                                  By /s/ David W. Neibert
                                                    ----------------------------
                                                    David W. Neibert, President