Form 10KSB
period 2006-06-30
CONCIERGE TECHNOLOGIES INC
filed 2006-10-13
CIK 1005101

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006
                                       or
                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Concierge Technologies, Inc.
             (Exact name of registrant as specified in its charter)

    Nevada                          333-38838                        95-4442384
    ------                          ---------                        ----------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [_]

State issuer's revenues for its most recent fiscal year:  None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $595,676 computed by reference to the $0.0075 average of the bid and asked price of the Company's Common Stock on October 6, 2006.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 142,292,747 shares of Common Stock, $0.001 par value, on October 6, 2006.

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

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.  Description of Business ..............................................1
         Business Development .................................................1
         Business of Concierge ................................................2
         Number of Employees ..................................................3

Item 2.  Description of Property ..............................................3
         Facilities ...........................................................4

Item 3.  Legal Proceedings ....................................................4

Item 4.  Submission of Matters to a Vote of Security
                           Holders ............................................4

Item 5.  Market for Common Equity and Related Stockholder
                  Matters .....................................................5
         Holders ..............................................................5
         Dividends ............................................................5
         Penny Stock Regulations ..............................................6
               The Penny Stock Suitability Rule ...............................6
               The Penny Stock Disclosure Rule ................................7
               Effects of the Rule ............................................8
         Recent Sales of Unregistered Securities ..............................8

Item 6.  Management's Discussion and Analysis or
               Plan of Operations .............................................8
         Plan of Operations for the Next Twelve Months.........................9
         Liquidity ...........................................................10
         Off-Balance Sheet Arrangements.......................................10

Item 7.  Financial Statements ................................................11

Item 8.  Changes in and Disagreements With Accountants On
               Accounting and Financial Disclosure ...........................29

Item 8A. Controls and Procedures .............................................29

Item 8B. Other Information ...................................................29

Item 9.  Directors, Executive Officers, Promoters and
               Control Persons; Compliance with
               Section 16(a) of the Exchange Act .............................29
         Audit Committee and Audit Committee
              Financial Expert ...............................................31
         Code of Ethics ......................................................31
         Compliance with Section 16(a) of the Exchange Act ...................32

Item 10. Executive Compensation ..............................................32
         Long-Term Compensation ..............................................33

Item 11. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters.................33

Item 12. Certain Relationships and Related Transactions ......................34

Item 13. Exhibits ............................................................34

Item 14. Principal Accountant Fees and Services ..............................35

Signatures ...................................................................37

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

Business of Concierge Technologies

     As of June 30, 2006, the Company has abandoned its efforts to market the software application product known as the Personal Communications Attendant or "PCA". The product was conceived in 1996 and produced in 2000. Due to a lack of marketing funds, continued product development and a rapidly changing technology industry, management has determined that the existing PCA no longer has a viable market presence. Efforts to retail the product on the company website have been unproductive; however, a purchaser for the bulk of the remaining 14,700 pieces still in inventory will be sought.

     On May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation. Planet Halo's assets include intellectual property related to the industrial design, mechanical design, operation and know-how to market a wireless, hand-held, cellular phone with integrated QWERTY keypad, color screen and voice activation software. The device, known as the "Halo", had been advanced to the beta-test phase and there exists four working prototypes. In addition to the Halo, Planet Halo also has an exclusive North American license to exploit a wireless gateway that acts as the interface between wireless devices, including the Halo, and the Internet. The gateway, branded as "Halomail", uses secure socket layer technology for encrypted financial transactions, email access, desktop synchronization, HTML, XML, SHTML, WAP and other Web-based functions that are enabled on devices running the Halomail software client. We intend to assist Planet Halo with placement of the Halomail into active commercial service within the near term.

     Management has also initiated a strategy of vertical integration of development stage, wireless, companies into Concierge. We believe that should we be able to accumulate a sufficient market potential through combined product offerings we may be more successful in sourcing needed capital to fund the execution and expansion of our overall business plan. That plan as of October 6,

2006 is to seek and acquire, through issuance of equity, development stage operating companies which have a synergistic relationship to our intellectual properties and will provide a revenue stream to the Company. We have no assurances that such a strategy will ultimately be successful or that the addition of product lines and intellectual properties will create the favorable environment for investors that we anticipate; however, we plan to continue the creation of value for our shareholders through acquisitions and partnerships. As this process continues, we also hope to begin commercial operations with the Halomail and source a buyer for the PCA inventory, thus generating sufficient funds to, in part, offset our cash expenditures.

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

     Research and Development. Concierge expended no funds on research and development in 2006.

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

     Number of Employees

     On June 30, 2006, we employed no persons full time and no persons part time.

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

     Planet Halo has no separate office facilities.

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

     As of October 6, 2006, Brookside has not attempted to enforce its judgment. As of October 6, 2006, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

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

     On October 5, 2006 the Articles of Merger were filed with the State of California and Concierge Technologies, Inc., a California corporation, merged with a wholly-owned subsidiary, also named Concierge Technologies, Inc., a Nevada corporation. The Nevada corporation is the surviving corporation in the merger. The charters of the two corporations are essentially identical, and the transaction was effected as no more than a change of domicile from California to Nevada.. There are no changes to the bylaws, the number of shares outstanding, or the restrictions applicable to trading in the company stock that would not otherwise exist as if the company had not completed its move to Nevada.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2005 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                         High              Low
                                         ----              ---
         Calendar 2004:
               3rd Qtr.                  0.020             0.0100
               4th Qtr.                  0.012             0.0075

         Calendar 2005
               1st Qtr.                  0.012             0.006
               2nd Qtr.                  0.009             0.006
               3rd Qtr.                  0.019             0.006
               4th Qtr.                  0.010             0.005

         Calendar 2006
               1st Qtr.                  0.030             0.005
               2nd Qtr.                  0.016             0.010

Holders

     On June 30, 2006 there were approximately 325 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

     Our company sold the following shares of its common stock during the last three years without registering the shares:

------------------- ---------------- --------------------------- --------------------------- ----------------
                                                                                                Value of
       Date          No. of Shares        Name of Purchaser         Type of Consideration     Consideration
------------------- ---------------- --------------------------- --------------------------- ----------------
------------------- ---------------- --------------------------- --------------------------- ----------------
November 12, 2003     1,000,000       Frank Ramogida              Cash                        $ 10,000
------------------- ---------------- --------------------------- --------------------------- ----------------
January 7, 2004       4,000,000       Ryan Consult Ltd.           Services                    $216,000
------------------- ---------------- --------------------------- --------------------------- ----------------
February 19, 2004     1,000,000       Marc Angell Trust           Cash                        $ 10,000
------------------- ---------------- --------------------------- --------------------------- ----------------
May 6, 2004          10,000,000       Planet Halo Shareholders    Share-for-Share Exchange    $500,000
------------------- ---------------- --------------------------- --------------------------- ----------------

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

     No equity of Concierge is subject to outstanding options or warrants to purchase, or securities convertible into, equity of the company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Plan of Operation for the Next Twelve Months

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

          o engage the assistance of our directors and outside consultants to aggressively pursue acquisition targets in the field of wireless communications.

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

     Planet Halo will continue to be operated by its President, Marc Angell. Concierge Technologies has not approved an operating budget for Planet Halo and is currently reliant upon Marc Angell to continue providing his services, including personal operating expenses, for the near term. There is no assurance that this situation will endure for the long term, or that Concierge will not be required to fund its operations in the near future.

     On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of our company to a co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

     As of June 30, 2005, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, on July 19, 2006 Chairman Allen Kahn polled the directors and received a unanimous vote in favor of issuing Five Million (5,000,000) shares of stock to compensate Ryan Consultants Ltd, a Jersey, UK corporation, which has provided the services of David Neibert for the previous two years, incurred expenses on our behalf, and performed other supportive roles in our fund raising efforts. As of October 6, 2006 the shares of stock have not been issued, but will be issued as soon as it is practical to do so. There are no guarantees that Mr. Neibert will continue to act as our Chief Operating Officer beyond the current fiscal year, or that Ryan Consultants will continue to compensate Mr. Neibert if he chooses to continue to perform his fiduciary duties, or that he will continue in his capacity without compensation.

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

     Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation. With the acquisition of Planet Halo there are added demands for operating capital if we are to place the product into service. The Company has been aggressively pursuing financing for the funding of the Halo device project, however the financial advisor retained to assist with the effort has not produced a satisfactory result. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. If the financing is not available, the Halo may not be put into production. In the event the financing is not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

     o    an obligation under a guarantee contract,
     o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,


     o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
     o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

     The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

-------------------------------- -----------------------------------------------------------------
                                                       Payments Due-by Period
-------------------------------- -----------------------------------------------------------------
           Contractual                       Less Than                                 More Than
           Obligations             Total      1 Year       1-3 Years     3-5 Years      5 Years
-------------------------------- --------- ------------- ------------- ------------- -------------
Long-Term Debt Obligations         None
-------------------------------- --------- ------------- ------------- ------------- -------------
Capital Lease Obligations          None
-------------------------------- --------- ------------- ------------- ------------- -------------
Operating Lease Obligations        None
-------------------------------- --------- ------------- ------------- ------------- -------------
Other Long-Term Liabilities
Reflected on Our Balance Sheet
under GAAP                         None
-------------------------------- --------- ------------- ------------- ------------- -------------

-------------------------------- --------- ------------- ------------- ------------- -------------
Total                              None
-------------------------------- --------- ------------- ------------- ------------- -------------

ITEM 7.  FINANCIAL STATEMENTS INDEX

         The financial statements of the company appear as follows:

         Independent Auditors' Report ........................................12
         Consolidated Balance Sheet, June 30, 2006 ...........................13
         Consolidated Statements of Operations, Years Ended June 30,
                  2006 and 2005 and the Period from
                  September 20, 1996 (Inception) to June 30, 2006 ............14
         Statements of Changes in Stockholders' Equity (Deficit),
                  September 20, 1996 (Inception) to June 30, 2006 ............15
         Consolidated Statements of Cash Flows, Years Ended June 30,
                  2006 and 2005 and the Period from
                  September 20, 1996 (Inception) to June 30, 2006 ............17
         Notes to Financial Statements .......................................18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Concierge Technologies, Inc. and subsidiary (a development stage company) as of June 30, 2006 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended June 30, 2006 and for the period from September 20, 1996 (inception), to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc., and subsidiary as of June 30, 2006 and the results of its operations and its cash flows for the period then ended and from September 20, 1996 (inception), to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has not earned any revenue since its inception and has accumulated deficit of $3,909,313 at June 30, 2006 including a net loss of $44,552 during the year ended June 30, 2006. These factors as discussed in Note 4 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
October 03, 2006

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash & cash equivalents                                    $     3,882
         Due from related party                                             160
                                                                    -----------
                                                                    $     4,042
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                      $   402,977
         Notes payable - related parties                                129,751
                                                                    -----------
                  Total current liabilities                             532,728

STOCKHOLDERS' DEFICIT:
         Preferred stock, par value $.001 per share; 10,000,000
         shares authorized; none issued                                    --
         Common stock, $.001 par value; 190,000,000 shares
         authorized; issued and outstanding 142,292,747                 142,293
         Additional paid in capital                                   3,238,334
         Deficit accumulated during the development stage            (3,909,313)
                                                                    -----------
                  Total stockholders' deficit                          (528,686)
                                                                    -----------
                                                                    $     4,042
                                                                    ===========











   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
       AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2006

                                                                                             For the Period
                                                             Years Ended                   From September 20,
                                                               June 30,                     1996 (Inception)
                                                      2006                  2005            to June 30, 2006
                                               ------------------    ------------------    ------------------
COSTS AND EXPENSES
     Product Launch Expenses                   $             --      $             --      $        1,077,785
     Impairment of Assets                                    --                 496,843               988,443
     General & Administrative Expenses                     42,980                45,926             1,471,870
                                               ------------------    ------------------    ------------------
               TOTAL COSTS AND EXPENSES                    42,980               542,769             3,538,098

OTHER INCOME (EXPENSES)
     Other Income                                              28                    85                   113
     Settlement Income                                       --                    --                  52,600
     Litigation Settlement                                   --                    --                (135,000)
                                               ------------------    ------------------    ------------------
               TOTAL OTHER INCOME (EXPENSES)                   28                    85               (82,287)

                                               ------------------    ------------------    ------------------
NET LOSS BEFORE INCOME TAXES                              (42,952)             (542,684)           (3,620,385)

     Provision of Income Taxes                              1,600                 1,600                10,400
                                               ------------------    ------------------    ------------------

NET LOSS                                       $          (44,552)   $         (544,284)   $       (3,630,785)
                                               ==================    ==================    ==================

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED              142,292,747           142,292,747
                                               ==================    ==================

BASIC AND DILUTED NET LOSS PER SHARE                        (0.00)   $            (0.00)
                                               ==================    ==================











   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
       AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2006

                                                                     Common Stock
                                                     --------------------------------------------
                                                                                      Additional
                                                       Number of         Par           paid in       Accumulated     Stockholders'
                                                        shares          value          capital         Deficit         deficit
                                                     ------------    ------------    ------------    ------------    ------------
Common Stock issued for cash
through June 30, 1997                                     176,306    $      1,763    $    106,162    $       --      $    107,925

Common stock issued for services
through June 30, 1997                                     621,545           6,215            --              --             6,215

Net loss through June 30, 1997                               --              --              --           (96,933)        (96,933)

                                                     ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1997                                  797,851           7,978         106,162         (96,933)         17,207

Common Stock issued for cash
in the year ended June 30, 1998                           137,475           1,375         194,650            --           196,025

Common stock issued for services
in the year ended June 30, 1998                            22,550             226            --              --               226

Net loss for the year ended June 30, 1998                    --              --              --          (283,891)       (283,891)

                                                     ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1998                                  957,876           9,579         300,812        (380,824)        (70,433)

Common Stock issued for cash
in the year ended June 30, 1999                           208,000            --              --              --              --

Common stock issued for services
in the year ended June 30, 1999                               450            --              --              --              --

Net loss for the year ended June 30, 1999                    --              --              --           (89,919)        (89,919)

                                                     ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1999                                1,166,326           9,579         300,812        (470,743)       (160,352)

Acquisition and retirement of Common shares              (262,000)         (2,620)           --              --            (2,620)

Common Stock issued for cash
in the year ended June 30, 2000                           117,184            --              --              --              --

Common stock issued for services
in the year ended June 30, 2000                           354,870            --              --              --              --

Post acquisition stock subscription funds
received net of costs & expenses of $79,710                  --              --              --              --              --

Net loss for the year ended June 30, 2000                    --              --              --          (986,986)       (986,986)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2000                                1,376,380           6,959         300,812      (1,457,729)     (1,149,958)

Post acquisition stock subscription funds
received                                                     --              --              --              --              --

Net loss for the year ended June 30, 2001                    --              --              --          (544,080)       (544,080)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2001                                1,376,380           6,959         300,812      (2,001,809)     (1,694,038)

Recapitalization upon merger                          118,681,333         113,099        (300,812)       (278,527)       (466,240)


   The accompanying notes are an integral part of these financial statements.


Stock subscription received for 500,000 shares               --              --              --              --            29,983

Stock issued for services                               2,532,581         119,031            --              --           119,031

Stock to be issued for services-3,275,472 shares             --              --              --              --           153,947

Adjustment to paid in capital on merger                      --          (116,499)        116,499            --              --

Net loss for the year ended June 30, 2002                    --              --              --          (478,229)       (478,229)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2002                              122,590,294         122,590         116,499      (2,758,565)     (2,335,546)

Stock issued for subscription received
in the prior year                                         500,000             500          29,483            --              --

Stock issued for services included in the
prior period                                            3,275,472           3,275         150,672            --              --

Forfeiture of stock subscription                             --              --            10,000            --            10,000

Cancellation of over issued shares on
recapitalization                                          (73,017)           --              --              --              --

Net loss for the year ended June 30, 2003                    --              --              --           (47,272)        (47,272)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2003                              126,292,749         126,365         306,654      (2,805,837)     (2,372,818)

Adjustment to par value                                      --               (72)             72            --              --

Issuance of shares for cash                             2,000,000           2,000          18,000            --            20,000

Issuance of shares for cash 3rd qtr                          --              --              --              --

Issuance of shares for services                         4,000,000           4,000         212,000            --           216,000

Issuance of shares for acquisition of Planet Halo       9,999,998          10,000         490,000            --           500,000

Net loss for the year ended June 30, 2004                    --              --              --          (514,639)       (514,639)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2004                              142,292,747         142,293       1,026,726      (3,320,476)     (2,151,457)

Reclassify contingent liabilities to Additional
Paid In Capital                                              --              --         1,929,900            --         1,929,900

Net loss for the year ended June 30, 2005                    --              --              --          (544,284)       (544,284)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2005                              142,292,747         142,293       2,956,626      (3,864,761)       (765,841)

Loans converted to Paid in Capital                           --              --           281,708            --           281,708

Net loss for the year ended June 30, 2006                    --              --              --           (44,552)        (44,552)
                                                     ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2006                              142,292,747    $    142,293    $  3,238,334    $ (3,909,313)   $   (528,686)
                                                     ============    ============    ============    ============    ============











   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2006 AND 2005
       AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2006

                                                                                                               September 20, 1996
                                                                        June 30,              June 30,           (inception) to
                                                                          2006                  2005              June 30, 2006
                                                                   ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    $          (44,552)   $         (544,284)   $       (3,630,785)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
             Impairment of asset                                                 --                 496,843               742,643
             Depreciation and amortization                                       --                     245                13,155
             Stock issued for services                                           --                    --                 496,352
             Decrease in current assets:
                      Prepaid expense                                            --                    --                (245,800)
             Increase in current liabilities:
                      Accrued expenses                                          6,005                15,269               318,444
                                                                   ------------------    ------------------    ------------------
                Net cash used in operating activities                         (38,548)              (31,928)           (2,305,991)
                                                                   ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash received on acquisition of subsidiary                          --                    --                   2,912
             Note receivable - related party                                     --                    --                (100,000)
             Acquisition of equipment                                            --                    --                 (12,910)
                                                                   ------------------    ------------------    ------------------
                Net cash used in investing activities                            --                    --                (109,998)
                                                                   ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Due from related party                                             3,531                (3,690)                 (160)
             Proceeds from Issuance of Shares                                    --                    --                 587,007
             Proceeds from stock subscription forfeited                          --                    --                  10,000
             Proceeds from advance subscriptions                                 --                    --               1,772,983
             Costs and expenses of advance subscriptions                         --                    --                 (79,710)
             Proceeds from (payments to) related party loans                   38,251               (67,500)              129,751
             Reclassification from LP to APIC                                    --
                                                                   ------------------    ------------------    ------------------
                Net cash provided (used) by financing activities               41,782               (71,190)            2,419,871
                                                                   ------------------    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                              3,234              (103,118)                3,882

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                        648               103,766                  --

                                                                   ------------------    ------------------    ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                            $            3,882    $              648    $            3,882
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

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 and Staff accounting bulletin (SAB) 104. With Respect to Certain Transactions. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. The Company does not charge monthly service fee, instead charges only one-time

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase price and the option of buying upgrades at a fixed fee based on fair value of the upgrade. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue in the years ended June 30, 2006 and 2005.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The company did not have accounts receivable or allowance for doubtful accounts as of June 30, 2006.

Advertising

The Company expenses advertising costs as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.       RECENT PRONOUNCEMENTS

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

     a.   A brief description of the provisions of this Statement

     b.   The date that adoption is required

     c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

     This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

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

4.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn any revenue during the year ended June 30, 2006. The Company has accumulated deficit of $3,909,313 including a net loss of $44,552 during the year ended June 30, 2006. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended June 30, 2006, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) liquidation of the software "PCA(TM)" and (vi) searching for a suitable strategic partner.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.       DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by David W. Neibert (the president and director of Concierge Technologies, Inc.), maintains an administrative account for Concierge Technologies, Inc. at Wells Fargo Bank. As of June 30, 2006, $160 is due from Wallen Group.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at June 30, 2006:

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006 (past due)                             35,000

Notes payable to director/shareholder, non-interest bearing
unsecured and payable on demand                                        3,251

Notes payable to director/shareholder, non-interest bearing
unsecured and payable on demand                                        8,500

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                                5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004 (past due)                             28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                             14,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)                  3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005                                        20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                              5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                  5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                              2,500
                                                                   ---------

         Total Notes payable                                       $ 129,751
                                                                   =========

The Company has recorded interest expense payable to related parties, amounting to $9,652 and $6,549 for the year ended June 30, 2006 and 2005, respectively.

7.       INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. Through June 30, 2006, the Company incurred net operating losses for tax purposes of approximately $3,630, 785. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at June 30, 2006. The net operating loss carryforward may be used to reduce taxable income through the year 2025. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2010. The availability of the Company's net

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance, due to net operating loss carryforwards, as of June 30, 2006 and 2005 were approximately $1, 452, 000 and $1,445,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                   June 30,     June 30,
                                                     2006         2005

Tax expense (credit) at statutory rate-federal       (34)%        (34)%
State tax expense net of federal tax                  (6)          (6)
Changes in valuation allowance                        40           40
                                                   --------     --------
Tax expense at actual rate                            --           --
                                                   ========     ========

8.       SHARES  OF  CONCIERGE,   INC.   ISSUED  SUBJECT  TO   CONTINGENCY   AND
         SUBSCRIPTIONS RECEIVED FOR COMMON STOCK SUBJECT TO CONTINGENCY

Concierge, Inc. (CI) issued 117,184 shares for cash totaling $202,061 and 354,870 shares for services of $3,549 during the year ended June 30, 2000. Since December 1998, CI sold securities to persons in six states in the U. S. CI did not file Form D or other filings in any of the states or with the SEC for such shares and did not properly follow the requirements for complying with available exemptions in each state. Accordingly, all such shares are subject to the contingency that they may have been issued without the availability of an exemption from registration under the Securities Act of 1933 and under the securities laws of each of the six states. Therefore, CI has treated all such shares issued since December 1998, as Common stock issued subject to contingency. Total shares issued subject to contingency through June 30, 2006, were 680,504 for cash and services amounting to $266,610.

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

9.       COMMON STOCK

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

During the twelve months ended June 30, 2006, the Company paid all tax liabilities outstanding with the Franchise Tax Board of the State of California for the fiscal years ended June 30, 2003, 2004 and 2005, including all calculated penalties and interest, totaling $3,322.97. The amount reserved for income tax in the accompanying financial statements as been appropriately adjusted to reflect the current status. The Company paid $0 for interest during the twelve month periods ended June 30, 2006 and 2005.

11.      COMMITMENT

The Company is co-located with the president of the Company and pays no rent. Rent expense was $0 for the twelve month periods ended June 30, 2006 and 2005.

12.      LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of June 30, 2006.

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

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for is as follows:

                                                Allocated amount
                                                ----------------

         Cash                                       $   2,912
         Equipment, net                                   245
         Goodwill                                     496,843
                                                     --------
                                                    $ 500,000
                                                    =========

                                               Consideration paid
                                               ------------------

         10,000,000 shares of common stock          $ 500,000
                                                    =========

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

14.      FORMATION OF NEVADA SUBSIDIARY

On April 20, 2005, the Company formed a subsidiary corporation under the laws of the State of Nevada. The subsidiary corporation, Concierge Technologies, Inc. (Nevada) was formed for the purpose of re-domesticating the Company stock in the State of Nevada and dissolving the California Corporation. The action was taken pursuant to a vote in favor by a majority of shareholders of the Company. On March 2, 2006, the Company filed articles of merger with the Secretary of State in Nevada effectuating the merger of Concierge Technologies, Inc. of California into the Nevada subsidiary. In order to consummate the merger, the Secretary of State in California requires a Certificate of Tax Clearance from the Franchise Tax Board. The delay in acquiring the tax clearance caused for the Nevada Corporation to become inactive. On September 22, 2006 the Franchise Tax Board issued the tax clearance certificate. On October 6, 2006 the tax clearance certificate from California, and the other documents necessary to reactivate Concierge Technologies, Inc. in Nevada, were filed in the respective states. The Secretary of State of California has acknowledged receipt of the tax clearance certificate and the merger documents and the Articles of Merger were filed with the State of California on October 5, 2006. Concierge Technologies, Inc. is now a Nevada corporation. Consent of Service will be to the Resident Agent in Nevada, Capitol Corporate Services, Inc., 202 South Minnesota Street, Carson City, NV 89703.

15.      SUBSEQUENT EVENTS

On October 2, 2006, the Company signed a promissory note and borrowed $12,500 from Marc Angell, a director. The Note is due before or on November 1, 2007 and bears an interest rate of 6%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

On August 12, 2006,  the Company  signed a promissory  note and borrowed  $1,000 from David Neibert, a director. The Note is due before or on September 1, 2007 and bears an interest rate of 6%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

On July 19, 2006 Chairman Allen Kahn received a unanimous vote from the directors in favor of issuing Five Million (5,000,000) shares of stock to compensate Ryan Consultants Ltd, a Jersey, UK corporation, who have provided the services of David Neibert for the previous two years, incurred expenses on our behalf, and performed other supportive roles in our fund raising efforts. As of October 6, 2006 the shares of stock have not been issued, but will be issued as soon as is practical to do so. There are no guarantees that Mr. Neibert will continue to act as our Chief Operating Officer beyond the current fiscal year, or that Ryan Consultants will continue to compensate Mr. Neibert if he chooses to continue to perform his fiduciary duties, or that he will continue indefinitely in his capacity without compensation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

     On October 5, 2006 the registrant, Concierge Technologies, Inc., a California corporation, merged with a wholly-owned subsidiary, also named Concierge Technologies, Inc., a Nevada corporation. The Nevada corporation is the surviving corporation in the merger. The charters of the two corporations are essentially identical, and the transaction was effected as no more than a change of domicile from California to Nevada. The Articles of Incorporation of the Nevada corporation and the Articles of Merger are filed as Exhibits 3.7 and
3.8 to this Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2006 and a description of the business experience of each.


-------------------------- ---------------------------------------- -------------- ----------
                                                                     Office Held    Term of
          Person                           Offices                      Since        Office
-------------------------- ---------------------------------------- -------------- ----------
-------------------------- ---------------------------------------- -------------- ----------
David W. Neibert            President and Director                   2002           2007
-------------------------- ---------------------------------------- -------------- ----------
James E. Kirk               Secretary and Director                   1996           2007
-------------------------- ---------------------------------------- -------------- ----------
Samuel Wu                   Director                                 2002           2007
-------------------------- ---------------------------------------- -------------- ----------
Allen E. Kahn               Chairman, CEO, CFO and Director          1996           2007
-------------------------- ---------------------------------------- -------------- ----------
Patrick Flaherty            Director                                 2002           2007
-------------------------- ---------------------------------------- -------------- ----------
Marc Angell                 Director and President of Planet Halo    2004           2007
-------------------------- ---------------------------------------- -------------- ----------
Pat Rodden                  Director                                 2004           2007
-------------------------- ---------------------------------------- -------------- ----------

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

David W. Neibert: Mr. Neibert has been the President and a director of Concierge Technologies since June 17, 2002. Mr. Neibert is also the president of The Wallen Group, a general partnership providing consulting services to wireless communications companies and other high technology firms in development stages. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products (under the names "Midland", "Securicor Wireless", "Linear Modulation Technologies", and others) globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. known as Roamer One. Intek Global Corporation was subsequently acquired by its majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, CA, Kansas City, MO, New York City, NY, and Sutton Surrey, England during period from 1992 - 1998 before locating The Wallen Group in Canoga Park, CA.

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

Compliance with Section 16 (a) of the Exchange Act

     Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended June 30, 2006 and any written representations furnished to us from a person subject to Section 16(a) filing requirements that no Form 5 is required for such period, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten person of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

     The following information concerns the compensation of our chief executive officer and our chief operations officers for the last three completed fiscal years. No other executive officers or individuals received total annual salary and bonus that exceeded $100,000 during the last three completed fiscal years.

                                                                  Shares of
Name of Chief Executive Officer    Year     Cash Salary     Common Stock Awarded

David Neibert                      2006          0                    0
Allen Kahn                         2006          0                    0
David Neibert                      2005          0                  0(1)
Allen Kahn                         2005          0                    0
David Neibert                      2004          0                    0
Allen Kahn                         2004          0                    0

--------------------

(1) Mr. Neibert received no shares of stock, however Ryan Consultants Ltd was issued 4,000,000 shares of our stock as payment for the services provided by Mr. Neibert. Mr. Neibert disclaims beneficial ownership of the shares.

     Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during or with respect to the period ended June 30, 2006. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below sets forth the ownership, as of September 20, 2006 of each individual known to management to be the beneficial owner of more than five percent of the company's common stock, by all directors, and named executive officers, individually and as a group.

       Name and Address of               Amount         Percent of
        Beneficial Owner                 Owned             Class
    ------------------------             ------         ----------
Allen E. Kahn                        23,778,135            16.7%
7547 W. Manchester Ave., No. 325
Los Angeles, CA 90045

Samuel C.H. Wu                       20,855,437            14.7%
1202 Tower 1, Admiralty Centre
18 Harcourt Road
Hong Kong, China

Polly Force Co., Ltd.                10,805,680 (1)         7.6%
1202 Tower 1, Admiralty Centre
18 Harcourt Road
Hong Kong, China

Marc Angell                           7,174,181            5.04%
1575 Spinnaker Dr
Suite 204A
Ventura, CA 93001

Fiori Product Development               411,612 (2)         (3)
411 SW Second Ave.
Third Floor
Portland, OR 97204

F. Patrick Flaherty                   4,727,485             3.3%
637 29th Street
Manhattan Beach, CA 90266

James E. Kirk                         3,383,291             2.4%
1401 Kirby, N.E.
Albuquerque, NM 87112

David W. Neibert                      1,539,100             (1)
24028 Clarington Drive
West Hills, CA 91304

Officers and Directors
  as a Group (7 persons)             61,869,241            43.5%

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
                           Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

      3.5            -     Articles of Merger of Starfest,  Inc. and  Concierge,
                           Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

      3.6            -     Agreement  of  Merger  between  Starfest,   Inc.  and
                           Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

      3.7            -     Articles of Incorporation of Concierge  Technologies,
                           Inc. filed with the Secretary of State of Nevada on April 20, 2005.

      3.8            -     Articles of Merger  between  Concierge  Technologies,
                           Inc.,  a  California   corporation,   and   Concierge
                           Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5,
                           2006.

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

                  Fiscal Year ended June 30, 2006             $25,000
                  Fiscal Year ended June 30, 2005             $26,500

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended June 30, 2006             $-0-
                  Fiscal Year ended June 30, 2005             $-0-

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended June 30, 2006             $-0-
                  Fiscal Year ended June 30, 2005             $-0-

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended June 30, 2006             $-0-
                  Fiscal Year ended June 30, 2005             $-0-

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

                             CONCIERGE TECHNOLOGIES, INC.


                                 /s/ David W. Neibert
Date: October 13, 2006       By
                               -------------------------------------------------
                               David W. Neibert, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             /s/ David W. Neibert
Date: October 13, 2006
                             ---------------------------------------------------
                             David W. Neibert, President and Director

                             /s/ Allen E. Kahn
Date: October 13, 2006
                             ---------------------------------------------------
                             Allen E. Kahn, Chief Financial Officer and Director

                             /s/ F.P. Flaherty
Date: October 13, 2006
                             ---------------------------------------------------
                             F. Patrick Flaherty, Director

                             /s/ James E. Kirk
Date: October 13, 2006
                             ---------------------------------------------------
                             James E. Kirk, Secretary and Director

                             /s/ Samuel C.H. Wu
Date: October 13, 2006
                             ---------------------------------------------------
                             Samuel C.H. Wu, Director

                             /s/ Marc Angell
Date: October 13, 2006
                             ---------------------------------------------------
                             Marc Angell, Director

                             /s/ Pat Rodden
Date: October 13, 2006
                             ---------------------------------------------------
                             Pat Rodden, Director

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-KSB 06-30-06

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
                           Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

      3.5            -     Articles of Merger of Starfest,  Inc. and  Concierge,
                           Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

      3.6            -     Agreement  of  Merger  between  Starfest,   Inc.  and
                           Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

      3.7            -     Articles of Incorporation of Concierge  Technologies,
                           Inc. filed with the Secretary of State of Nevada on April 20, 2005.

      3.8            -     Articles of Merger  between  Concierge  Technologies,
                           Inc.,  a  California   corporation,   and   Concierge
                           Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5,
                           2006.

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