Form 10QSB
period 2006-09-30
CONCIERGE TECHNOLOGIES INC
filed 2006-11-20
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 2006, there were 147,292,747 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            17

Item 3.  Controls and Procedures                                              18

PART II - Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                    21

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                                                                            Page
                                                                            ----

Balance Sheet September 30, 2006 (Unaudited)                                   4
Consolidated Statements of Operations For The Three Month
          Periods Ended September 30, 2006 and 2005
          and the Period from September 20, 1996 (Inception) to
          September 30, 2006 (Unaudited)                                       5
Statements of Cash Flows For The Three Month Periods Ended
          September 30, 2006 and 2005 and the Period from
          September 20, 1996 (Inception) to September 30, 2006 (Unaudited)     6
Notes to Unaudited Financial Statements                                        7

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                     ASSETS
                                     ------


CURRENT ASSETS:
         Due from related party                                   $       903
                                                                  -----------
                                                                  $       903
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                    $   408,104
         Notes payable - related parties                              127,500
                                                                  -----------
                  Total current liabilities                           535,604

STOCKHOLDERS' DEFICIT:
         Preferred stock, par value $.001 per share; 10,000,000
         shares authorized; none issued                                  --
         Common stock, $.001 par value; 190,000,000 shares
         authorized; issued and outstanding 142,292,747               142,293
         Additional paid in capital                                 3,238,334
         Deficit accumulated during the development stage          (3,915,328)
                                                                  -----------
                  Total stockholders' deficit                        (534,701)
                                                                  -----------
                                                                  $       903
                                                                  ===========




   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
    AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                                                                    For the Period
                                                 Three Month Periods Ended        From September 20,
                                                       September 30,               1996 (Inception)
                                                   2006             2005        to September 30, 2006
                                              -------------    -------------    ---------------------

COSTS AND EXPENSES
     Product Launch Expenses                  $        --      $        --      $           1,077,785
     Impairment of Assets                              --               --                    988,443
     General & Administrative Expenses               (6,020)           8,571                1,477,890
                                              -------------    -------------    ---------------------
              TOTAL COSTS AND EXPENSES               (6,020)           8,571                3,544,118

OTHER INCOME (EXPENSES)
     Other Income                                         5             --                        118
     Settlement Income                                 --               --                     52,600
     Litigation Settlement                             --               --                   (135,000)
                                              -------------    -------------    ---------------------
              TOTAL OTHER INCOME (EXPENSES)               5             --                    (82,282)

                                              -------------    -------------    ---------------------
NET LOSS BEFORE INCOME TAXES                         (6,015)          (8,571)              (3,626,400)

     Provision of Income Taxes                         --              1,600                   10,400
                                              -------------    -------------    ---------------------

NET LOSS                                      $      (6,015)   $     (10,171)   $          (3,636,800)
                                              =============    =============    =====================

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED        142,292,747      142,292,747
                                              =============    =============

BASIC AND DILUTED NET LOSS PER SHARE          $       (0.00)   $       (0.00)
                                              =============    =============


   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
    AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2006
                                    UNAUDITED


                                                                                                        September 20, 1996
                                                                      September 30,    September 30,      (inception) to
                                                                           2006             2005        September 30, 2006
                                                                      -------------    -------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                       $      (6,015)   $     (10,171)   $       (3,636,800)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
             Impairment of asset                                               --               --                 742,643
             Depreciation and amortization                                     --               --                  13,155
             Stock issued for services                                         --               --                 496,352
             Decrease in current assets:
                      Prepaid expense                                          --               --                (245,800)
             Increase (decrease) in current liabilities:
                      Accrued expenses                                        5,127           (7,056)              323,571
                                                                      -------------    -------------    ------------------
                Net cash used in operating activities                          (888)         (17,227)           (2,306,879)
                                                                      -------------    -------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash received on acquisition of subsidiary                        --               --                   2,912
             Note receivable - related party                                   --               --                (100,000)
             Acquisition of equipment                                          --               --                 (12,910)
                                                                      -------------    -------------    ------------------
                Net cash used in investing activities                          --               --                (109,998)
                                                                      -------------    -------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Due from related party                                            (744)         (17,818)                 (904)
             Proceeds from Issuance of Shares                                  --               --                 587,007
             Proceeds from stock subscription forfeited                        --               --                  10,000
             Proceeds from advance subscriptions                               --               --               1,772,983
             Costs and expenses of advance subscriptions                       --               --                 (79,710)
             Proceeds from (payments to) related party loans                 (2,251)          55,000               127,500
                                                                      -------------    -------------    ------------------
                Net cash provided by (used in) financing activities          (2,995)          37,183             2,416,877
                                                                      -------------    -------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           (3,882)          19,956                  --

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                    3,882              648                  --

                                                                      -------------    -------------    ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                               $        --      $      20,604    $             --
                                                                      =============    =============    ==================


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

On April 6, 2004 the Company entered into a Stock Purchase Agreement with Planet Halo, Inc. (PHI) whereby, the Company purchased all of the outstanding and issued shares of PHI in exchange for 10 million shares of the Company's common stock valued at $500,000. On May 5, 2004 the Company issued the shares on a ratio of 8.232 shares of its common stock to each share of PHI stock to the former shareholders of PHI. The existing PHI shares were then retired and cancelled. The Company is now the sole shareholder of PHI, a Nevada corporation. On May 5, 2004 the President of PHI was officially appointed to the Board of Directors of the Company along with one other PHI named appointee (Note 12).

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company's form 10KSB for the year ended June 30, 2006. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007.

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

4.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn any revenue during the three month period ended September 30, 2006. The Company has accumulated deficit of $3,915,328, a net loss of $6,015 during the three month period ended September 30, 2006. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended September 30, 2006, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) liquidation of the software "PCA(TM)" and (vi) searching for a suitable strategic partner.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.       DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the president and director of the Company, maintains an administrative account for the Company. As of September 30, 2006, $904 is due from Wallen Group.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at September 30, 2006:

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006 (past due)                                 35,000

Notes payable to director/shareholder, non-interest bearing
unsecured and payable on demand                                            8,500

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                                    5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004 (past due)                                 28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                                 14,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)                      3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005                                            20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                      5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  2,500
                                                                     -----------

Notes payable to director/shareholder, interest rate of 6%,
Unsecured and payable on September 1, 2007                                 1,000
                                                                     -----------

         Total Notes payable                                         $   127,500
                                                                     ===========

The Company has recorded interest expense payable to related parties, amounting to $2,562 and $2,040 for the three month periods ended September 30, 2006 and 2005, respectively.

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

During the twelve months ended June 30, 2006, the Company paid all tax liabilities outstanding with the Franchise Tax Board of the State of California for the fiscal years ended June 30, 2003, 2004 and 2005, including all calculated penalties and interest, totaling $3,322.97. On August 10, 2006 the Company paid the minimum tax requirement for the fiscal year ending June 30, 2007 to the State of California, and together with a penalty payment in the amount of $33.59 paid on July 27, 2006, settles all amounts owing to the State of California Franchise Tax Board. The amount reserved for income tax in the accompanying financial statements as been appropriately adjusted to reflect the current status.

On August 12, 2006,  the Company  signed a promissory  note and borrowed  $1,000 from David Neibert, a director. The Note is due before or on September 1, 2007 and bears an interest rate of 6%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

August 17, 2006, Planet Halo closed its bank account at Schwab, repaid the outstanding unsecured note in the amount of $3,251 to Marc Angell, and transferred the balance of $636 to The Wallen Group account maintained for Concierge.

10.      COMMITMENT

The Company is co-located with the president of the Company and pays no rent. Rent expense was $0 for the three month periods ended September 30, 2006 and 2005.

11.      LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2006.

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


13.      FORMATION OF NEVADA SUBSIDIARY

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

14.      SUBSEQUENT EVENTS

On October 2, 2006, the Company signed a promissory note and borrowed $12,500 from Marc Angell, a director. The Note was repaid in full on October 25, 2006.

On October 16, 2006 the Company signed a promissory note and borrowed $15,000 from Polly Force Ltd, a Hong Kong corporation and affiliate of the Company. The
Note is due before or on November 1, 2007 and bears an interest rate of 8%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

On July 19, 2006 Allen Kahn, Chairman of the Board, received a unanimous vote from the directors in favor of issuing Five Million (5,000,000) shares of stock to compensate Ryan Consultants Ltd, a Jersey, UK corporation, who have provided the services for the previous two years. The shares of stock were issued on November 1, 2006.

Item 2.   Plan of Operation

     Our plan of operation for the next twelve months is to do the following:

          o exploit the opportunities afforded us through our acquisition of Planet Halo by implementing a sales strategy to deploy the wireless gateway, Halomail, on synergistic networks,

          o    acquire   revenue   streams  by  partnering  and  other  business
               combinations with development stage wireless and technology companies seeking marketing expertise and investment liquidity,

          o source a buyer for our PCA pre-paid inventory in bulk form and utilize the proceeds for working capital.


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

     As of September 30, 2006, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future.

Liquidity

     Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In two instances we have sold shares of our common stock in exchange for cash. The amount of borrowed funds and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission and pay our required state income taxes. However, sufficient funds have been unavailable to significantly pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

     Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation and to realize our objectives with third parties. With the acquisition of Planet Halo there are added demands for operating capital. The Company has been aggressively pursuing financing for the funding of the Halomail service implementation, however the financial advisor retained to assist with the effort has not produced a satisfactory result. Until such time as definitive agreements are reached with investors, such a financing remains speculative. If the financing is not available, then Halomail may not be put into service. In the event the financing is not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

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

   3.1      -       Certificate  of  Amendment of Articles of  Incorporation  of
                    Starfest, Inc. and its earlier articles of incorporation.*

   3.2      -       Bylaws  of  Concierge,  Inc.,  which  became  the  Bylaws of
                    Concierge  Technologies upon its merger with Starfest,  Inc.
                    on March 20, 2002.*

   3.5      -       Articles of Merger of  Starfest,  Inc. and  Concierge,  Inc.
                    filed with the Secretary of State of Nevada on March 1, 2002.**

   3.6      -       Agreement of Merger  between  Starfest,  Inc. and Concierge,
                    Inc. filed with the Secretary of State of California on March 20, 2002.**

   3.7      -       Articles of  Incorporation of Concierge  Technologies,  Inc.
                    filed with the Secretary of State of Nevada on April 20, 2005.+

   3.8      -       Articles of Merger between Concierge  Technologies,  Inc., a
                    California corporation, and Concierge Technologies,  Inc., a
                    Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of
                    California on October 5, 2006.+

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


     *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

     ***Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

     +Previously filed with Form 10-K FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 20, 2006
                                                    CONCIERGE TECHNOLOGIES, INC.


                                                       /s/ David W. Neibert
                                                  By
                                                    ----------------------------
                                                    David W. Neibert, President