Form 10QSB
period 2006-12-31
CONCIERGE TECHNOLOGIES INC
filed 2007-02-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 8, 2007, there were 147,292,747 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                            Page
                                                                            ----

Balance Sheet December 31, 2006 (Unaudited)                                    4
Consolidated Statements of Operations For The Three Month
          Periods Ended December 31, 2006 and 2005
          and the Period from September 20, 1996 (Inception) to
          December 31, 2006 (Unaudited)                                        5
Statements of Cash Flows For The Three Month Periods Ended
          December 31, 2006 and 2005 and the Period from
          September 20, 1996 (Inception) to December 31, 2006
          (Unaudited)                                                          6
Notes to Unaudited Financial Statements                                        7

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash & cash equivalents                                  $       600
         Due from related party                                             5
                                                                  -----------
                                                                  $       605
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                    $   395,168
         Notes payable - related parties                              152,500
                                                                  -----------
                  Total current liabilities                           547,668

STOCKHOLDERS' DEFICIT:
         Preferred stock, par value $.001 per share; 10,000,000
         shares authorized; none issued                                  --
         Common stock, $.001 par value; 190,000,000 shares
         authorized; issued and outstanding 147,292,747               147,293
         Additional paid in capital                                 3,258,334
         Deficit accumulated during the development stage          (3,952,690)
                                                                  -----------
                  Total stockholders' deficit                        (547,063)
                                                                  -----------
                                                                  $       605
                                                                  ===========








   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005
     AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2006
                                    UNAUDITED

                                                                                                                  For the Period
                                                Three Month Periods Ended         Six Month Periods Ended       From September 20,
                                                       December 31,                     December 31,             1996 (Inception)
                                                   2006            2005             2006            2005       to December 31, 2006
                                              -------------   -------------    -------------   -------------   --------------------

COSTS AND EXPENSES
     Product Launch Expenses                  $        --     $        --      $        --     $        --     $          1,077,785
     Impairment of Assets                              --              --               --              --                  988,443
     General & Administrative Expenses               35,762           5,817           41,782          14,388              1,513,652
                                              -------------   -------------    -------------   -------------   --------------------
              TOTAL COSTS AND EXPENSES               35,762           5,817           41,782          14,388              3,579,880

OTHER INCOME (EXPENSES)
     Other Income                                      --              --                  5            --                      118
     Settlement Income                                 --              --               --              --                   52,600
     Litigation Settlement                             --              --               --              --                 (135,000)
                                              -------------   -------------    -------------   -------------   --------------------
              TOTAL OTHER INCOME (EXPENSES)            --              --               --              --                  (82,282)

                                              -------------   -------------    -------------   -------------   --------------------
NET LOSS BEFORE INCOME TAXES                        (35,762)         (5,817)         (41,777)        (14,388)            (3,662,162)

     Provision of Income Taxes                        1,600            --              1,600           1,600                 12,000
                                              -------------   -------------    -------------   -------------   --------------------

NET LOSS                                      $     (37,362)  $      (5,817)   $     (43,377)  $     (15,988)  $         (3,674,162)
                                              =============   =============    =============   =============   ====================

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED        145,607,964     142,292,747      143,950,356     142,292,747
                                              =============   =============    =============   =============

BASIC AND DILUTED NET LOSS PER SHARE          $       (0.00)  $       (0.00)   $       (0.00)  $       (0.00)
                                              =============   =============    =============   =============




   The accompanying notes are an integral part of these financial statements.


                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005
     AND THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2006
                                    UNAUDITED

                                                                                                      September 20, 1996
                                                                      December 31,    December 31,      (inception) to
                                                                          2006            2005        December 31, 2006
                                                                      ------------    ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                       $    (43,377)   $    (15,988)   $       (3,674,162)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
             Impairment of asset                                              --              --                 742,643
             Depreciation and amortization                                    --              --                  13,155
             Stock issued for services                                      25,000            --                 521,335
             Decrease in current assets:
                      Prepaid expense                                         --              --                (245,800)
             Increase (decrease) in current liabilities:
                      Notes Payable                                         22,749                                22,749
                      Accrued expenses                                      (7,792)        (15,707)              310,652
                                                                      ------------    ------------    ------------------
                Net cash used in operating activities                       (3,420)        (31,695)           (2,309,428)
                                                                      ------------    ------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Cash received on acquisition of subsidiary                                       --                   2,912
             Note receivable - related party                                   155            --                 (99,845)
             Acquisition of equipment                                         --              --                 (12,910)
                                                                      ------------    ------------    ------------------
                Net cash provided by (used in) investing activities            155            --                (109,843)
                                                                      ------------    ------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Due from related party                                                         (3,339)                 (160)
             Proceeds from Issuance of Shares                                                 --                 587,007
             Proceeds from stock subscription forfeited                       --              --                  10,000
             Proceeds from advance subscriptions                              --              --               1,772,983
             Costs and expenses of advance subscriptions                      --              --                 (79,710)
             Proceeds from (payments to) related party loans                                38,251               129,751
                                                                      ------------    ------------    ------------------
                Net cash provided by financing activities                     --            34,912             2,419,871
                                                                      ------------    ------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                          (3,265)          3,217                  --

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   3,865             648                  --

                                                                      ------------    ------------    ------------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                               $        600    $      3,865    $              600
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

4.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn any revenue during the three month period ended December 31, 2006. The Company has accumulated deficit of $3,952,690 a net loss of $43,377 during the six month period ended December 31, 2006. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended December 31, 2006, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) liquidation of the software "PCA(TM)" and (vi) searching for a suitable strategic partner.

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.   DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the president and director of the Company, maintains an administrative account for the Company. As of December 31, 2006, $6 is due from Wallen Group.

6.   NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at December 31, 2006:

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006 (past due)                                 35,000

Notes payable to director/shareholder, non-interest bearing
unsecured and payable on demand                                            8,500

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                                    5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004 (past due)                                 28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                                 14,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)                      3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005                                            20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006                                      5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006                                  2,500

Notes payable to director/shareholder, interest rate of 6%,
Unsecured and payable on September 1, 2007                                 1,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on November 1, 2007                                           15,000

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note payable to shareholder, interest rate of 6%, unsecured
And payable on November 1, 2007                                           10,000
                                                                          ------

         Total Notes payable                                           $ 152,500
                                                                       =========

The Company has recorded interest expense payable to related parties, amounting to $2,891 and $2,547 for the three month periods ended December 31, 2006 and 2005, respectively.

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

During the twelve months ended June 30, 2006, the Company paid all tax liabilities outstanding with the Franchise Tax Board of the State of California for the fiscal years ended June 30, 2003, 2004 and 2005, including all calculated penalties and interest, totaling $3,323. The amount reserved for income tax in the accompanying financial statements as been appropriately adjusted to reflect the current status.

10.  COMMITMENT

The Company is co-located with the president of the Company and pays no rent. Rent expense was $0 for the three month periods ended December 31, 2006 and 2005.

11.  LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2006.

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

14.  RELATED PARTY TRANSACTIONS

On October 2, 2006 the Company borrowed $12,500 from Marc Angell, a director, and repaid the amount in full on October 17, 2006. No interest has been accrued and the debt has been retired.

On October 16, 2006, the Company signed a promissory note and borrowed $15,000 from Polly Force Ltd, a Hong Kong based company and shareholder. The Note is due on or before November 1, 2007 and bears an interest rate of 8%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

On November 16, 2006, the Company signed a promissory note and borrowed $10,000 from Jacquie Carter, an individual and shareholder. The Note is due on or before December 1, 2007 and bears an interest rate of 6%. Upon default, the holder has the right to foreclose or otherwise enforce all liens or security interests securing payment hereof from the Company.

On October 10, 2006 Planet Halo opened a checking account with $600 transferred from Wallen Group.

On July 19, 2006 Allen Kahn, Chairman of the Board, received a unanimous vote from the directors in favor of issuing Five Million (5,000,000) shares of stock to compensate Ryan Consultants Ltd, a Jersey, UK corporation, who have provided the services for the previous two years. The shares of stock were issued on November 1, 2006. Ryan Consultants Ltd performs various services on behalf of Concierge, including due diligence for Planet Halo and its planned wireless network in the U.K., and compensates Mr. Neibert for services provided to Concierge. Accordingly, the Company has recorded the value of $25,000 for the issued shares as an expense applied to retained earnings.

Item 2.   Plan of Operation

     Our plan of operation for the next twelve months is to do the following:

          o Activate Planet Halo as an operating company in the business of designing, constructing and selling service on wireless broadband networks utilizing MESH technology. In addition to providing a wireless Internet connection, Planet Halo envisions use of its Halomail gateway and other software developments to create a community portal within the bounds of local-area service provided by its wireless coverage,

          o    acquire   revenue   streams  by  partnering  and  other  business
               combinations with development stage wireless and technology companies seeking marketing expertise and investment liquidity,

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

     Planet Halo is a development-stage company that has developed a prototype, hand-held, wireless Internet appliance named the "Halo". The Halo is able to send and receive email, short messages, run applications such as address book, calculator, scheduler, etc and operates as a fully functional cellular telephone. In addition to the Halo device Planet Halo also has an exclusive license to deploy a proprietary wireless gateway in North America. The gateway, named "Halomail", provides a secure interface for wireless access to the Internet, and to the worldwide web. Users of the Halo or other wireless devices may use Halomail as their email client, a secure connection for monetary transactions, browse the worldwide web, connect to their own Intranets, and essentially use the gateway as a secure on-ramp to the Internet in much the same way as a wired connection operates. Concierge plans to utilize its Planet Halo subsidiary as the operating company to exploit opportunities within the developing field of wireless broadband Internet connectivity and the services related to such access. To that end, we have secured vendor relationships, entered into agreements with synergistic third parties able to provide expertise, and began fund raising exercises to provide needed operating capital.

     On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of our company to a co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

     As of December 31, 2006, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future.

Liquidity

     Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In two instances we have sold shares of our common stock in exchange for cash. The amount of borrowed funds and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission and pay our required state income taxes. However, sufficient funds have been unavailable to significantly pay down commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years. In two instances we have issued shares of our common stock to a consulting company in exchange for services needed to maintain our operations.

     Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation and to realize our objectives with the
Planet Halo business opportunity. The Company has been aggressively pursuing financing for the funding of Planet Halo, however as of December 31, 2006 the Company has not been successful in negotiating favorable terms for an equity-based funding. Until such time as definitive agreements are reached with investors, such a financing remains speculative. If the financing is not available, then the proposed wireless networks may not be put into service. In the event the financing is not completed, our funds and inventory assets will be exhausted at some point and continuing operations may be impossible.

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

Dated:  February 13, 2007
                                                   CONCIERGE TECHNOLOGIES, INC.


                                                      /s/ David W. Neibert
                                                   By
                                                     ---------------------------
                                                     David W. Neibert, President