Form 10KSB/A
period 2006-06-30
CONCIERGE TECHNOLOGIES INC
filed 2007-03-20
CIK 1005101

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc., and subsidiary as of June 30, 2006 and the results of its operations, stockholders deficit and cash flows for each of the two years in the period ended June 30, 2006 and from September 20, 1996 (inception), to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


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

ITEM 8A. CONTROLS AND PROCEDURES


     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


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

     *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

     ***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.


     +Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913; incorporated herein.


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

                             CONCIERGE TECHNOLOGIES, INC.



                              /s/ David W. Neibert
Date: March 19, 2007     By
                             -------------------------------------------------
                             David W. Neibert, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              /s/ David W. Neibert
Date: March 19, 2007
                             ---------------------------------------------------
                             David W. Neibert, President and Director

                              /s/ Allen E. Kahn
Date: March 19, 2007
                             ---------------------------------------------------
                             Allen E. Kahn, Chief Financial Officer and Director

                             /s/ F.P. Flaherty
Date: March 19, 2007
                             ---------------------------------------------------
                             F. Patrick Flaherty, Director

                             /s/ James E. Kirk
Date: March 19, 2007
                             ---------------------------------------------------
                             James E. Kirk, Secretary and Director

                             /s/ Samuel C.H. Wu
Date: March 19, 2007
                             ---------------------------------------------------
                             Samuel C.H. Wu, Director

                             /s/ Marc Angell
Date: March 19, 2007
                             ---------------------------------------------------
                             Marc Angell, Director

                             /s/ Pat Rodden
Date: March 19, 2007
                             ---------------------------------------------------
                             Pat Rodden, Director

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913



          Index to Exhibits to Amendment No. 1 to Form 10-KSB 06-30-06


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

     *Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

     **Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

     ***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.


     +Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.