Form 10QSB
period 2007-03-31
CONCIERGE TECHNOLOGIES INC
filed 2007-05-16
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 1, 2007, there were 147,292,747 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Balance Sheet March 31, 2007 (Unaudited)	4
Consolidated Statements of Operations For The Three Month
Periods Ended March 31, 2007 and 2006
and the Period from September 20, 1996 (Inception) to
March 31, 2007 (Unaudited)	5
Statements of Cash Flows For The Three Month Periods Ended
March 31, 2007 and 2006 and the Period from
September 20, 1996 (Inception) to March 31, 2007
(Unaudited)	6
Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$600
Due from related party	40,479
$41,079

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$394,635
Notes payable - related parties	152,500
Total current liabilities	547,135

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000
shares authorized; none issued	-
Common stock, $.001 par value; 190,000,000 shares
authorized; issued and outstanding 147,292,747	147,293
Shares to be issued	50,000
Additional paid in capital	3,258,334
Deficit accumulated during the development stage	(3,961,683)
Total stockholders' deficit	(506,056)
$41,079

The accompanying notes are an integral part of these finanical statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods Ended March 31,		For the Nine Month Periods Ended March 31,		For the Period From September 20, 1996 (Inception) to March 31,
	2007	2006	2007	2006	2007

NET REVENUES	$-	$-	$-	$-	$-

COSTS OF REVENUES
Product Launch Expenses	$-	$-	$-	$-	$1,077,785
GROSS LOSS	-	-	-	-	(1,077,785)

OPERATING EXPENSES:
Impairment of Assets	-	-	-	-	988,443
General & Administrative Expenses	8,993	7,368	50,775	21,756	1,522,645
TOTAL OPERATING EXPENSES	8,993	7,368	50,775	21,756	2,511,088

OPERATING LOSS	(8,993)	(7,368)	(50,775)	(21,756)	(3,588,873)

OTHER INCOME (EXPENSES)
Other Income	-	-	5	-	118
Settlement Income	-	-	-	-	52,600
Litigation Settlement	-	-	-	-	(135,000)
TOTAL OTHER INCOME (EXPENSES)	-	-	5	-	(82,282)

NET LOSS BEFORE INCOME TAXES	(8,993)	(7,368)	(50,770)	(21,756)	(3,671,155)

Provision for Income Taxes	-	-	1,600	1,600	12,000

NET LOSS	$(8,993)	$(7,368)	$(52,370)	$(23,356)	$(3,683,155)

WEIGHTED AVERAGE SHARES OF
COMMON STOCK OUTSTANDING, BASIC AND DILUTED	145,607,964	142,292,747	143,950,356	142,292,747

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these finanical statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the nine month periods ended		September 20, 1996
	March 31,	March 31,	(inception) to
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,370)	$(23,356)	$(3,683,155)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of asset	-	-	742,643
Depreciation and amortization	-	-	13,155
Stock issued for services	25,000	-	521,352
Decrease in current assets:
Prepaid expense	-	-	(245,800)
Increase (decrease) in current liabilities:
Notes Payable	22,749	-	22,749
Accrued expenses	(8,342)	(11,732)	310,102
Net cash used in operating activities	(12,963)	(35,088)	(2,318,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	2,912
Note receivable - related party	(40,319)	-	(140,319)
Acquisition of equipment	-	-	(12,910)
Net cash used in investing activities	(40,319)	-	(150,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party	-	61	(160)
Proceeds from Issuance of Shares		-	587,007
Proceeds from stock subscription forfeited	-	-	10,000
Proceeds from advance subscriptions	50,000	-	1,822,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from (payments to) related party loans	-	38,251	129,751
Net cash provided by financing activities	50,000	38,312	2,469,871

NET INCREASE IN CASH & CASH EQUIVALENTS	(3,282)	3,224	600

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,882	648	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$600	$3,872	$600

The accompanying notes are an integral part of these finanical statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Concierge Technologies, Inc., (the “Company”), a California corporation, was incorporated on August 18, 1993 as Fanfest, Inc. In August 1995 the Company changed its name to Starfest, Inc. During 1998, the Company was inactive, just having minimal administrative expenses. During 1999 the Company attempted to pursue operations in the online adult entertainment field. There were no revenues from this endeavor. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s form 10KSB for the year ended June 30, 2006. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based compensation

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”   (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”   (“APB 25”), which the Company previously followed in accounting for stock-based awards.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. RECENT PRONOUNCEMENTS

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn any revenue during the three month period ended March 31, 2007. The Company has accumulated deficit of $3,961,683 a net loss of $52,370 during the nine month period ended March 31, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended March 31, 2007, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) initiation of the business strategies of the Planet Halo subsidiary and (vi) searching for a suitable strategic partner.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5. DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the president and director of the Company, maintains an administrative account for the Company. As of March 31, 2007, $40,479 is due from Wallen Group.

6. NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at March 31, 2007:

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006 (past due)	35,000

Notes payable to director/shareholder, non-interest bearing
unsecured and payable on demand	8,500

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)	5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004 (past due)	28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)	14,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)	3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005	20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006	5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006	5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006	2,500

Notes payable to director/shareholder, interest rate of 6%,
Unsecured and payable on September 1, 2007	1,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on November 1, 2007	15,000

Note payable to shareholder, interest rate of 6%, unsecured
and payable on November 1, 2007	10,000

Total Notes payable	$152,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded interest expenses, amounting to $3,140 and $2,547 for the three month periods ended March 31, 2007 and 2006, respectively. The Company has recorded interest expenses of $8,593 and $7,134 for the nine month period ended March 31, 2007 and 2006, respectively.

7. COMMON STOCK

During the period from January 1, 2007 through March 31, 2007 the Company offered the sale of its common stock to accredited investors known to Marc Angell, who is a director and officer of Concierge and its wholly owned subsidiary Planet Halo. During that period a total of $50,000 was subscribed for at a sale price of $0.0033 per share. The offering remains open until such time as $100,000 has been subscribed for or management terminates the offering. No public solicitation has been made nor is any planned. Until the shares are issued the subscription funds have been recorded as “Shares to be issued”. Shares to be issued pursuant to the subscription agreement will not be registered and will bear a restrictive legend requiring an available exemption to registration prior to any future sale of these securities.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements as been appropriately adjusted to reflect the current status.

9. LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of March 31, 2007.

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

11. FORMATION OF NEVADA SUBSIDIARY

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

•	acquire revenue streams by partnering and other business combinations with development stage wireless and technology companies seeking marketing expertise and investment liquidity,

•	source a buyer for our PCA pre-paid inventory in bulk form and utilize the proceeds for working capital.

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

Planet Halo has obtained agreements with various suppliers of wireless networking equipment whereby Planet Halo is now able to acquire, install and support a wireless local area network operating on a metro-scale MESH technology. The Company, through its subsidiary, Planet Halo, intends to design, build and operate several such networks in the Southern California area. Planet Halo also plans to offer online advertising, local area community web portal service and a variety of other value-added features once the proposed networks are operational. As the initial networks become stable, Planet Halo will expand in opportunistic fashion to other niche markets, providing wireless connectivity to areas underserved by competing technologies.

On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of our company to a co-location with his firm, The Wallen Group. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

As of March 31, 2007, we had no employees and no fixed overhead other than the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. Our president, the president of Planet Halo, our CEO and directors are continuing to provide services without cash compensation; however, there are no assurances that this situation will continue for the indefinite future.

Liquidity

Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. During the three-month period ended March 31, 2007, we sold shares of our common stock to parties known to our officers or directors in order to fund the expansion of the Planet Halo business plan. The shares subscribed for have not yet been issued as of May 1, 2007. The amount of borrowed funds and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission and pay our required state income taxes. However, sufficient funds have been unavailable to significantly pay down past-due commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years. In two instances we have issued shares of our common stock to a consulting company in exchange for services needed to maintain our operations.

Revenues from the Planet Halo business are expected to be insignificant during the initial stages of operations; however, management expects that overall the network will be able to support its expenses through revenues within the first year of operations. Furthermore, management has been providing their services without compensation and there are no assurances that they will continue to do so for the indeterminate future. In the event revenues are insufficient to support the cost of operations, the Company may seek additional funding through debt financing or sale of its common stock.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: May 16, 2007

CONCIERGE TECHNOLOGIES, INC.

By	/s/ David W. Neibert
David W. Neibert, Chief Executive Officer