Form 10KSB
period 2007-06-30
CONCIERGE TECHNOLOGIES INC
filed 2007-10-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,423,420 computed by reference to the $0.0115 average of the bid and asked price of the Company's Common Stock on September 27, 2007.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,322,777 shares of Common Stock, $0.001 par value, on September 12, 2007.

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

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item 1.           Description of Business .................................... 1
                  Business Development ....................................... 1
                  Business of Concierge ...................................... 2
                  Number of Employees ........................................ 3

Item 2.           Description of Property .................................... 3
                  Facilities ................................................. 4

Item 3.           Legal Proceedings .......................................... 4

Item 4.           Submission of Matters to a Vote of Security
                           Holders ........................................... 4

Item 5.           Market for Common Equity and Related Stockholder
                           Matters ........................................... 5
                  Holders .................................................... 5
                  Dividends .................................................. 5
                  Penny Stock Regulations .................................... 6
                           The Penny Stock Suitability Rule .................. 6
                           The Penny Stock Disclosure Rule ................... 7
                           Effects of the Rule ............................... 8
                  Recent Sales of Unregistered Securities .................... 8

Item 6.           Management's Discussion and Analysis or
                           Plan of Operations .................................9
                  Plan of Operations for the Next Twelve Months................9
                  Liquidity ..................................................10
                  Off-Balance Sheet Arrangements..............................11

Item 7.           Financial Statements .......................................12

Item 8.           Changes in and Disagreements With Accountants On
                           Accounting and Financial Disclosure ...............34

Item 8A.          Controls and Procedures ....................................34

Item 8B.          Other Information ..........................................34

Item 9.           Directors, Executive Officers, Promoters and
                           Control Persons; Compliance with
                           Section 16(a) of the Exchange Act .................34
                  Audit Committee and Audit Committee
                           Financial Expert ..................................36
                  Code of Ethics .............................................36
                  Compliance with Section 16(a) of the Exchange Act ..........37

Item 10.          Executive Compensation .....................................37
                  Long-Term Compensation .....................................38

Item 11.          Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters.....38

Item 12.          Certain Relationships and Related Transactions .............39

Item 13.          Exhibits ...................................................39

Item 14.          Principal Accountant Fees and Services .....................40

Signatures ...................................................................42


                                       ii

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

Business of Concierge Technologies

     Concierge had developed a software application designed to retrieve and "read" email utilizing a text-to-speech routine that was branded as the Personal Communications Attendant or "PCA". During the past year the Company has abandoned its efforts to market the PCA and has elected to enter the field of wireless communications and, more specifically, broadband high-speed Internet access based on unlicensed wireless fidelity, or "WiFi" technologies.

     On May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation. Planet Halo's assets include intellectual property related to the industrial design, mechanical design, operation and know-how to market a wireless, hand-held, cellular phone with integrated QWERTY keypad, color screen and voice activation software. The device, known as the "Halo", had been advanced to the beta-test phase and there exists four working prototypes. In addition to the Halo, Planet Halo also has an exclusive North American license to exploit a wireless gateway that acts as the interface between wireless devices, including the Halo, and the Internet. The gateway, branded as "Halomail", uses secure socket layer technology for encrypted financial transactions, email access, desktop synchronization, HTML, XML, SHTML, WAP and other Web-based functions that are enabled on devices running the Halomail software client. Through its subsidiary, Planet Halo, Concierge has begun its strategy of designing, constructing and operating wireless networks. As the infrastructure is placed into operation the Company plans to exploit its Halomail application license by deploying the service across its wireless networks.

     On June 5, 2007 Planet Halo launched its first wireless broadband network designed for subscription access to the Internet. Planet Halo intends to construct and operate additional networks initially in California and Ohio utilizing a MESH network technology.

     Governmental Approval of Principal Products. No governmental approval is required in the U.S. for Concierge's products.


     Government Regulations. There are governmental regulations in the U.S. that apply to Concierge's use of the electromagnetic spectrum, however no license or approvals are required.

     Dependence on Major Customers and Suppliers. Concierge does not anticipate that it will be dependent on any major customers or suppliers.

     Seasonality. There should be no seasonal aspect to Concierge's business other than possible increased sales anticipated in the summer months associated with increased vacation travel and the desire for remote communications by Internet users.

     Research and Development. Concierge expended no funds on research and development in 2007.


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

     Number of Employees

     On June 30, 2007, we employed no persons full time and no persons part time.

ITEM 2. DESCRIPTION OF PROPERTY

     We  own  no  plants  or  real   property.   Investment   in  the   wireless
infrastructure equipment of Planet Halo is approximately $30,000.

Facilities

     Our office facilities are co-located with those of our chief executive officer, David Neibert, at 22048 Sherman Way, Suite 301, Canoga Park, CA 91303. We have no lease and currently pay no rent. In the event we are able to secure the additional funds required to further our business plan, the shared office space consisting of approximately 880 square feet, including furniture and fixtures, can be leased by us for the amount of $1,235 per month on a one-year lease. Should additional space be needed, there is ample office space available in the vicinity at competitive prices.

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

     As of September 12, 2007, Brookside has not attempted to enforce its judgment. As of September 12, 2007, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2006 and 2007. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                     High               Low
                                                     ----               ---
                  Calendar 2005:
                           3rd Qtr.                  0.019             0.0006
                           4th Qtr                   0.010             0.0005

                  Calendar 2006
                           1st Qtr.                  0.012             0.006
                           2nd Qtr.                  0.016             0.010
                           3rd Qtr.                  0.011             0.005
                           4th Qtr                   0.019             0.005

                  Calendar 2007
                           1st Qtr.                  0.015             0.005
                           2nd Qtr.                  0.021             0.002
                           3rd Qtr.                  0.022             0.006

Holders

     On June 30, 2007 there were approximately 334 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

     Our company sold the following shares of its common stock during the last three years without registering the shares:

------------------------ ------------------ --------------------------- --------------------------- ------------------
                                                                                                        Value of
         Date              No. of Shares        Name of Purchaser         Type of Consideration       Consideration
------------------------ ------------------ --------------------------- --------------------------- ------------------
November 1, 2006         5,000,000          Ryan Consult Ltd            Services                    $  25,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Marc Angell                 Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Douglas Angell              Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Paul Angell                 Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Ryan Angell                 Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Michael Phelps              Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Jacquie Carter              Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Ryan White                  Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Wiles Trust                 Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          Starmaker Products LLC      Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------
June 22, 2007            3,003,003          920280 Alberta Ltd          Cash                        $  10,000
------------------------ ------------------ --------------------------- --------------------------- ------------------

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

Plan of Operation for the Next Twelve Months

     Our plan of operation for the next twelve months is to expand the business of Planet Halo by doing the following:

          o    constructing   additional  wireless  networks,   implementing  an
               advertising campaign, and acquiring paying subscribers to the service,

          o develop and maintain a comprehensive web presence through an Internet-based portal designed for social networking and local advertising,

          o partner with synergistic companies engaged in exploitation of wireless services using similar technologies,

          o engage the assistance of our directors and outside consultants to aggressively pursue financing options and possible acquisition targets in the field of wireless communications.

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

     Planet Halo is a development-stage company that has developed a prototype, hand-held, wireless Internet appliance named the "Halo". In addition to the Halo device Planet Halo also has an exclusive license to deploy a proprietary wireless gateway in North America. The gateway, named "Halomail", provides a secure interface for wireless access to the Internet, and to the worldwide web. Users of the Halo or other wireless devices may use Halomail as their email client, a secure connection for monetary transactions, browse the worldwide web, connect to their own Intranets, and essentially use the gateway as a secure on-ramp to the Internet in much the same way as a wired connection operates. Planet Halo currently lacks the funds to put either of these two devices into commercial application. Therefore, the Company has elected to pursue a wireless Internet access opportunity with its available funds, thereby leaving the possibility of deploying the Halomail gateway over its proprietary infrastructure at some point in the future.

     Planet Halo operates its wireless network in Marina del Rey through a service agreement with Ohio based Wireless Village. Wireless Village provides technical support, customer service, subscription billing service and strategic planning consultation. In addition, Wireless Village and Planet Halo have partnered on a web portal designed for Internet users local to a specific area, notably Marina del Rey, CA. Each of the future Planet Halo markets will have their own local portal for social networking. The portals offer chat rooms, games, local news, local advertising, local events and postings by local businesses intended only for residents and visitors to the area. Planet Halo hopes to gain advertising revenue from the portal as well as increased awareness in the community that translates into heightened subscription levels.

     On June 17, 2002, David W. Neibert became our President and Chief Operations Officer. Upon assuming that role, he moved the general accounting and administrative offices of our company to a co-location with his firm, The Wallen Group. On April 18, 2007 Mr. Neibert accepted the position of chief executive officer. We do not currently pay rent and have no lease for the facilities being provided by Mr. Neibert.

     As of June 30, 2007, we had no employees and no significant fixed overhead other than leased wireline circuits, consulting fees paid for services provided to Planet Halo, the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction. We have deployed approximately $30,000 worth of radio and computer infrastructure equipment to remote locations as required to operate the Planet Halo wireless network. Our CEO, the president of Planet Halo, and our directors are continuing to provide services without cash compensation; however, on July 19, 2006 Chairman Allen Kahn polled the directors and received a unanimous vote in favor of issuing Five Million (5,000,000) shares of stock to compensate Ryan Consultants Ltd, a Jersey, UK corporation, which has provided the services of David Neibert for the previous two years, incurred expenses on our behalf without seeking reimbursement, and performed other supportive roles in our fund raising efforts. On November 1, 2006 the shares were issued to Ryan Consultants. The stock issuance was not deemed to be in payment for any specific fee, reimbursement for any specific expense, or in creation of any specific obligation for performance, but rather an acknowledgement of support and continuing efforts for the indeterminate future. There are no guarantees that Mr. Neibert will continue to act as our Chief Operating Officer, or that Ryan Consultants will continue to compensate Mr. Neibert if he chooses to continue to perform his fiduciary duties, or that he will continue in his capacity without compensation.

Liquidity

     Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock in exchange for cash. The amount of borrowed funds and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.


     Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation. With the acquisition of Planet Halo there are added demands for operating capital if we are to continue to construct the wireless networks. The Company has been aggressively pursuing financing for the funding of the wireless project. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. If the financing is not available, Planet Halo may not be able to proceed with its planned development of wireless networks. In the event financing is not completed, our funds will be exhausted at some point and continuing operations may be impossible without increased operating profits from the existing wireless network infrastructure.

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

----------------------------------- -------------------------------------------------------------------------------------
                                                                   Payments Due-by Period
----------------------------------- -------------------------------------------------------------------------------------
           Contractual                                   Less Than                                          More Than
           Obligations                   Total            1 Year           1-3 Years        3-5 Years        5 Years
----------------------------------- ---------------- ------------------ ---------------- ---------------- ---------------
Long-Term Debt Obligations               None
----------------------------------- ---------------- ------------------ ---------------- ---------------- ---------------
Capital Lease Obligations                None
----------------------------------- ---------------- ------------------ ---------------- ---------------- ---------------
Operating Lease Obligations              None
----------------------------------- ---------------- ------------------ ---------------- ---------------- ---------------
Other Long-Term Liabilities
Reflected on Our Balance Sheet
under GAAP                               None
----------------------------------- ---------------- ------------------ ---------------- ---------------- ---------------
----------------------------------- ---------------- ------------------ ---------------- ---------------- ---------------
Total                                    None
----------------------------------- ---------------- ------------------ ---------------- ---------------- ---------------

ITEM 7. FINANCIAL STATEMENTS INDEX

         The financial statements of the company appear as follows:

         Report of Independent Registered Public Accounting Firm .............13
         Consolidated Balance Sheet, June 30, 2007 ...........................14
         Consolidated Statements of Operations, Years Ended June 30,
                  2007 and 2006 and the Period from
                  September 20, 1996 (Inception) to June 30, 2007 ............15
         Statements of Changes in Stockholders' Equity (Deficit),
                  September 20, 1996 (Inception) to June 30, 2007 ............16
         Consolidated Statements of Cash Flows, Years Ended June 30,
                  2007 and 2006 and the Period from
                  September 20, 1996 (Inception) to June 30, 2007 ............20
         Notes to Financial Statements .......................................21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Concierge Technologies, Inc. and subsidiary (a development stage company) as of June 30, 2007 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended June 30, 2007 and for the period from September 20, 1996 (inception), to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc., and subsidiary as of June 30, 2007 and the results of its operations, stockholders deficit and cash flows for each of the two years in the period ended June 30, 2007 and from September 20, 1996 (inception), to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has not earned any revenue since its inception and has accumulated deficit of $3,871,095 at June 30, 2007 including a net income of $38,214 during the year ended June 30, 2007. These factors as discussed in Note 4 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.
--------------------------
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 26, 2007

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2007

                                     ASSETS

CURRENT ASSETS:
            Cash & cash equivalents                                 $    15,060
            Due from related party                                       23,350
                                                                    -----------
                      Total current assets                               38,411

            Property and Equipment, net                                  30,163

                                                                    -----------
                      Total Assets                                  $    68,573
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
            Accounts payable and accrued expenses                   $   258,506
            Notes payable - related parties                             142,500
                                                                    -----------
                      Total current liabilities                         401,007


STOCKHOLDERS' DEFICIT:
            Preferred stock, par value $.001 per share; 10,000,000
            shares authorized; none issued                                 --
            Common stock, $.001 par value; 190,000,000 shares
            authorized; issued and outstanding 177,322,777              177,323
            Additional paid in capital                                3,361,337
            Deficit accumulated during the development stage         (3,871,095)
                                                                    -----------
                      Total stockholders' deficit                      (332,434)
                                                                    -----------
                                                                    $    68,573
                                                                    ===========


              The accompanying notes are an integral part of these
                          audited financial statements



                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
     AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2007

                                                                                For The Period From
                                                                                September 20, 1996
                                                For the Years Ended June 30,  (Inception) to June 30,
                                                    2007             2006            2007
                                               -------------    -------------    -------------

NET REVENUE                                    $        --      $        --      $        --

COSTS AND EXPENSES
      Product Launch Expenses                           --               --          1,077,785
      Impairment of Assets                              --               --            988,443
      General & Administrative Expenses               88,129           42,980        1,559,999
                                               -------------    -------------    -------------
               TOTAL COSTS AND EXPENSES               88,129           42,980        3,626,227
                                               -------------    -------------    -------------

OTHER INCOME (EXPENSES)
      Income                                              54               28              167
      Adjustment of over accrued expenses            150,123             --            150,123
      Settlement Income/(Loss)                          --               --             52,600
      Loss on debt settlement                        (23,033)            --            (23,033)
      Litigation Settlement                             --               --           (135,000)
                                               -------------    -------------    -------------
               TOTAL OTHER INCOME                    127,144               28           44,857
                                               -------------    -------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES                     39,014          (42,952)      (3,581,371)

      Provision of Income Taxes                          800            1,600           11,200

                                               -------------    -------------    -------------
NET INCOME (LOSS)                              $      38,214    $     (44,552)   $  (3,592,571)
                                               =============    =============    =============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
          OUTSTANDING, BASIC AND DILUTED         146,252,309      142,292,747
                                               =============    =============

*BASIC AND DILUTED EARNINGS (LOSS) PER SHARE   $        0.00    $       (0.00)
                                               =============    =============





              The accompanying notes are an integral part of these
                          audited financial statements

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.



                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
     AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2007


                                                          Common Stock
                                          --------------------------------------------
                                            Number of           Par         Additional       Shares        Accumulated
                                             shares            value     paid in capital  to be isssued      Deficit
                                          ------------    ------------    ------------    ------------    ------------

   Common Stock issued for cash
   through June 30, 1997                       176,306     $     1,763     $   106,162            --      $       --

   Common stock issued for services
   through June 30, 1997                       621,545           6,215            --              --              --

   Net loss through June 30, 1997                 --              --              --              --           (96,933)

                                          ------------    ------------    ------------    ------------    ------------
   Balance at June 30, 1997                    797,851           7,978         106,162            --           (96,933)

   Common Stock issued for cash
   in the year ended June 30, 1998             137,475           1,375         194,650            --              --

   Common stock issued for services
   in the year ended June 30, 1998              22,550             226            --              --              --

   Net loss for the year ended
   June 30, 1998                                  --              --              --              --          (283,891)

                                          ------------    ------------    ------------    ------------    ------------
   Balance at June 30, 1998                    957,876           9,579         300,812            --          (380,824)

   Common Stock issued for cash
   in the year ended June 30, 1999             208,000            --              --              --              --

   Common stock issued for services
   in the year ended June 30, 1999                 450            --              --              --              --

   Net loss for the year ended
   June 30, 1999                                  --              --              --              --           (89,919)

                                          ------------    ------------    ------------    ------------    ------------
   Balance at June 30, 1999                  1,166,326           9,579         300,812            --          (470,743)

   Acquisition and retirement of
   Common shares                              (262,000)         (2,620)           --              --              --

   Common Stock issued for cash
   in the year ended June 30, 2000             117,184            --              --              --              --

   Common stock issued for services
   in the year ended June 30, 2000             354,870            --              --              --              --

   Post acquisition stock subscription
   funds received net of costs &
   expenses of $79,710                            --              --              --              --              --

   Net loss for the year ended
   June 30, 2000                                  --              --              --              --          (986,986)
                                          ------------    ------------    ------------    ------------    ------------
   Balance at June 30, 2000                  1,376,380           6,959         300,812            --        (1,457,729)

   Post acquisition stock subscription
   funds received                                 --              --              --              --              --

   Net loss for the year ended
   June 30, 2001                                  --              --              --              --          (544,080)
                                          ------------    ------------    ------------    ------------    ------------
   Balance at June 30, 2001                  1,376,380           6,959         300,812            --        (2,001,809)




                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
     AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2007

                                  (continued)


                                                                          Common Stock
                                          Stockholders'     Advance       Subject to
                                             deficit      Subscriptions   Contingency
                                          ------------    ------------    ------------

Common Stock issued for cash
through June 30, 1997                     $    107,925    $       --      $       --

Common stock issued for services
through June 30, 1997                            6,215            --              --

Net loss through June 30, 1997                 (96,933)           --              --

                                          ------------    ------------    ------------
Balance at June 30, 1997                        17,207            --              --

Common Stock issued for cash
in the year ended June 30, 1998                196,025            --              --

Common stock issued for services
in the year ended June 30, 1998                    226            --              --

Net loss for the year ended
June 30, 1998                                 (283,891)           --              --

                                          ------------    ------------    ------------
Balance at June 30, 1998                       (70,433)           --              --

Common Stock issued for cash
in the year ended June 30, 1999                   --              --            60,996

Common stock issued for services
in the year ended June 30, 1999                   --              --                 4

Net loss for the year ended
June 30, 1999                                  (89,919)           --              --

                                          ------------    ------------    ------------
Balance at June 30, 1999                      (160,352)           --            61,000

Acquisition and retirement of
Common shares                                   (2,620)           --              --

Common Stock issued for cash
in the year ended June 30, 2000                   --              --           202,061

Common stock issued for services
in the year ended June 30, 2000                   --              --             3,549

Post acquisition stock subscription
funds received net of costs &
expenses of $79,710                               --         1,175,790            --

Net loss for the year ended
June 30, 2000                                 (986,986)           --              --
                                          ------------    ------------    ------------
Balance at June 30, 2000                    (1,149,958)      1,175,790         266,610

Post acquisition stock subscription
funds received                                    --           487,500            --

Net loss for the year ended
June 30, 2001                                 (544,080)           --              --
                                          ------------    ------------    ------------
Balance at June 30, 2001                    (1,694,038)      1,663,290         266,610




                    CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
     AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2007

                                   (continued)
                                                          Common Stock
                                          --------------------------------------------
                                            Number of           Par         Additional       Shares        Accumulated
                                             shares            value     paid in capital  to be isssued      Deficit
                                          ------------    ------------    ------------    ------------    ------------
   Recapitalization upon merger            118,681,333         113,099        (300,812)           --          (278,527)

   Stock subscription received for
   500,000 shares                                  --              --              --            29,983            --

   Stock issued for services                 2,532,581         119,031            --              --              --

   Stock to be issued for services-
   3,275,472 shares                               --              --              --           153,947            --

   Adjustment to paid in capital
   on merger                                      --          (116,499)        116,499            --              --

   Net loss for the year ended
   June 30, 2002                                  --              --              --              --          (478,229)
                                          ------------    ------------    ------------    ------------    ------------
   Balance at June 30, 2002                122,590,294         122,590         116,499         183,930      (2,758,565)

   Stock issued for subscription
   received in prior year                      500,000             500          29,483         (29,983)           --

   Stock issued for services included
   in the prior year                         3,275,472           3,275         150,672        (153,947)           --

   Forfeiture of stock subscription               --              --            10,000            --              --

   Cancellation of over issued shares
   on recapitalization                         (73,017)           --              --              --              --

   Net loss for the year ended
   June 30, 2003                                  --              --              --              --           (47,272)
                                          ------------    ------------    ------------    ------------    ------------
    Balance at June 30, 2003               126,292,749         126,365         306,654            --        (2,805,837)

    Adjustment to par value                       --               (72)             72            --              --

    Issuance of shares for cash              2,000,000           2,000          18,000            --              --


    Issuance of shares for services          4,000,000           4,000         212,000            --              --

    Issuance of shares for acquisition
    of Planet Halo                           9,999,998          10,000         490,000            --              --

    Net loss for the year ended
    June 30, 2004                                 --              --              --              --          (514,639)
                                          ------------    ------------    ------------    ------------    ------------
    Balance at June 30, 2004               142,292,747         142,293       1,026,726            --        (3,320,476)

    Reclassify contingent liabilities
    to Additional Paid In-Capital                 --              --         1,929,900            --              --

    Net loss for the year ended
    June 30, 2005                                 --              --              --              --          (544,284)
                                          ------------    ------------    ------------    ------------    ------------
    Balance at June 30, 2005               142,292,747         142,293       2,956,626            --        (3,864,761)

    Loans converted to Paid in Capital            --              --           281,708            --              --

    Net loss for the year ended
    June 30, 2006                                 --              --              --              --           (44,552)
                                          ------------    ------------    ------------    ------------    ------------
    Balance at June 30, 2006               142,292,747         142,293       3,238,334            --        (3,909,313)

    Issuance of shares for services          5,000,000           5,000          30,000            --              --

    Issuance of shares for cash             27,027,027          27,027          62,973            --              --

    Issuance of shares for debt
    settlement                               3,003,003           3,003          30,030            --              --

    Net income for the year ended
    June 30, 2007                                 --              --              --              --            38,214
                                          ------------    ------------    ------------    ------------    ------------
    Balance at June 30, 2007               177,322,777    $    177,323    $  3,361,337            --      $ (3,871,095)
                                          ============    ============    ============    ============    ============

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
     AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2007

                               (continued)
                                                                           Common Stock
                                           Stockholders'     Advance       Subject to
                                              deficit      Subscriptions   Contingency
                                           ------------    ------------    ------------
Recapitalization upon merger                   (466,240)           --              --

Stock subscription received for
500,000 shares                                   29,983            --              --

Stock issued for services                       119,031            --              --

Stock to be issued for services-
3,275,472 shares                                153,947            --              --

Adjustment to paid in capital
on merger                                          --              --              --

Net loss for the year ended
June 30, 2002                                  (478,229)           --              --
                                           ------------    ------------    ------------
Balance at June 30, 2002                     (2,335,546)      1,663,290         266,610

Stock issued for subscription
received in prior year                             --              --              --

Stock issued for services included
in the prior year                                  --              --              --

Forfeiture of stock subscription                 10,000            --              --

Cancellation of over issued shares
on recapitalization                                --              --              --

Net loss for the year ended
June 30, 2003                                   (47,272)           --              --
                                           ------------    ------------    ------------
 Balance at June 30, 2003                    (2,372,818)      1,663,290         266,610

 Adjustment to par value                           --              --              --

 Issuance of shares for cash                     20,000            --              --


 Issuance of shares for services                216,000            --              --

 Issuance of shares for acquisition
 of Planet Halo                                 500,000            --              --

 Net loss for the year ended
 June 30, 2004                                 (514,639)           --              --
                                           ------------    ------------    ------------
 Balance at June 30, 2004                    (2,151,457)      1,663,290         266,610

 Reclassify contingent liabilities
 to Additional Paid In-Capital                1,929,900      (1,663,290)       (266,610)

 Net loss for the year ended
 June 30, 2005                                 (544,284)           --              --
                                           ------------    ------------    ------------
 Balance at June 30, 2005                      (765,841)           --              --

 Loans converted to Paid in Capital             281,708            --              --

 Net loss for the year ended
 June 30, 2006                                  (44,552)           --              --
                                           ------------    ------------    ------------
 Balance at June 30, 2006                      (528,686)           --              --

 Issuance of shares for services                 35,000            --              --

 Issuance of shares for cash                     90,000            --              --

 Issuance of shares for debt
 settlement                                      33,033            --              --

 Net income for the year ended
 June 30, 2007                                   38,214            --              --
                                           ------------    ------------    ------------
 Balance at June 30, 2007                  $   (332,434)   $       --      $       --
                                           ============    ============    ============

              The accompanying notes are an integral part of these
                          audited financial statements

                   CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
     AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2007

                                                                                         September 20, 1996
                                                                 June 30,      June 30,   (inception) to
                                                                   2007          2006      June 30, 2007
                                                                ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                       $   38,214    $  (44,552)  $(3,592,571)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
              Impairment of asset                                     --            --         742,643
              Depreciation and amortization                            308          --          13,463
              Stock issued for services                             35,000          --         531,352
              Loss on settlement of debts                           23,033          --          23,033
              Adjustment of over accrued expenses                 (150,123)         --        (150,123)
              Decrease in current assets:
                       Prepaid expense                                --            --        (245,800)
              Increase (decrease) in current liabilities:
                       Accrued expenses                              5,653         6,005       324,097
                                                                ----------    ----------    ----------
                 Net cash used in operating activities             (47,915)      (38,547)   (2,353,906)
                                                                ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Cash received on acquisition of subsidiary              --            --           2,912
              Note receivable - related party                         --            --        (100,000)
              Acquisition of equipment                             (30,471)         --         (43,381)
                                                                ----------    ----------    ----------
                 Net cash used in investing activities             (30,471)         --        (140,469)
                                                                ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Due from related party                               (23,190)        3,531       (23,350)
              Proceeds from Issuance of Shares                      90,000          --         677,007
              Proceeds from stock subscription forfeited              --            --          10,000
              Proceeds from advance subscriptions                     --            --       1,772,983
              Costs and expenses of advance subscriptions             --            --         (79,710)
              Proceeds from (payments to) related party loans       22,749        38,251       152,500
                                                                ----------    ----------    ----------
                 Net cash provided by financing activities          89,559        41,782     2,509,430
                                                                ----------    ----------    ----------

NET INCREASE IN CASH & CASH EQUIVALENTS                             11,178         3,235        15,060

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           3,882           648          --

                                                                ----------    ----------    ----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                         $   15,060    $    3,882    $   15,060
                                                                ==========    ==========    ==========



              The accompanying notes are an integral part of these
                          audited financial statements

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

PHI is a development stage company in the wireless telecommunications industry and plans to design, construct, and operate wireless networks providing subscribers with access to the Internet and related services. Planet Halo also retains an exclusive North America license to a proprietary integrated wireless gateway interface to the Internet named "Halomail", which the company plans to implement across its developing wireless networks.

During the 4th quarter of the fiscal year 2007 Planet Halo was provided funding by Concierge in order to begin operations as a wireless Internet service provider. Planet Halo purchased network infrastructure equipment, entered into a lease agreement for radio site locations, entered into a consulting agreement with a third party vendor providing technical support and services, installed equipment and began operations on June 5, 2007 in Marina del Rey, California.

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

PROPERTY & EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 3 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are charged to expense as incurred.

IMPAIRMENT OF LONG LIVED-ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007, there were no significant impairments of its long-lived assets used in operations.

                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BASIS AND DILUTED NET LOSS PER SHARES

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

STOCK-BASED COMPENSATION

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, "Share-Based Payment" ("SFAS 123-R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which the Company previously followed in accounting for stock-based awards.

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

                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR
OBTAINED FOR INTERNAL USE

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense.

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

REVENUE RECOGNITION

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 and Staff accounting bulletin (SAB) 104. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. The Company does not charge monthly service fee, instead charges only one-time purchase price and the option of buying upgrades at a fixed fee based on fair value of the upgrade. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue in the years ended June 30, 2007 and 2006.

ADVERTISING

The Company expenses advertising costs as incurred.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of adoption of this statement on the financial statements.

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

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of adoption of this statement on the financial statements.

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

4.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn any revenue during the year ended June 30, 2007. The Company has accumulated deficit of $3,871,095 and a net income of $38,214 during the year ended June 30, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended June 30, 2007, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) initiation of the business strategies of the Planet Halo subsidiary and (vi) searching for a suitable strategic partner.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.   DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. A balance due from Wallen Group was $23,350 as of June 30, 2007.

                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Following is the summary of accounts payable and accrued expenses as of June 30, 2007.


                Accounts payable                       $  86,646
                Accrued interest                          34,560
                Accrued litigation                       135,000
                Other Accrual                              1,500
                Provision for income tax                     800
                                                       ---------
                Total                                  $ 258,506

During the year ended June 30, 2007, the Company adjusted over accrued expenses amounting $150,123 and recorded it under other income.

7.       NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following at                        June 30,
                                                                    2007
                                                                    ----

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006 (past due)                          35,000

Notes payable to director/shareholder, non-interest bearing
unsecured and payable on demand                                     8,500

Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)                             5,000

Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004 (past due)                          28,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)                          14,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)               3,500

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005 (past due)                          20,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006 (past due)                5,000

                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006 (past due)                    5,000

Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006 (past due)                2,500

Notes payable to director/shareholder, interest rate of 6%,
Unsecured and payable on September 1, 2007                          1,000

Notes payable to shareholder, interest rate of 8%, unsecured
and payable on November 1, 2007                                    15,000
                                                                 --------

         Total Notes Payable                                     $142,500
                                                                 ========

The Company has recorded interest expenses, amounting to $11,024 and $9,652 for the years ended June 30, 2007 and 2006, respectively.

8.   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carry forward. Through June 30, 2007, the Company incurred net operating losses for tax purposes of approximately $3,591,000. The net operating loss carry forward may be used to reduce taxable income through the year 2026. Net operating loss for carry forwards for the State of California is generally available to reduce taxable income through the year 2016. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The net deferred tax asset balance, due to net operating income/loss carryforwards as of June 30, 2007 and 2006 were approximately $1,436,000 and $1,452,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                          June 30, 2007        June 30, 2006
                                          -------------        -------------
                 Deferred tax asset        $1,436,000           $1,452,000
                 Valuation allowance       (1,436,000)          (1,452,000)
                                           -----------          -----------
                                           $       -            $        -

                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                              June 30,  June 30,
                                                               2007       2006
                                                             --------   --------

      Tax expense (credit) at statutory rate - federal         34%        (34)%
      State tax expense net of federal tax                      6          (6)
      Changes in valuation allowance                          (40)         40

      Tax expense at actual rate                               --          --

Income tax expense consisted of the following:

                                   June 30, 2007   June 30, 2006
                                     --------        --------
      Current tax expense:
      Federal                        $   --          $   --
      State                               800           1,600
                                     --------        --------
      Total current                  $    800        $  1,600

      Deferred tax:
      Federal                        $(13,300)       $ 14,600
      State                            (2,300)          2,500
                                     --------        --------
      Total deferred tax asset       $(15,600)       $ 17,100
      Valuation allowance              15,600         (17,100)
      Net deferred tax asset             --              --
                                     --------        --------
      Tax expense                    $    800        $  1,600

9.   COMMON STOCK

There were no issuances of common stock during the year ended June 30, 2006.

The Company issued Five Million (5,000,000) shares of common stock to Ryan Consultants Ltd, a Jersey, UK corporation, on November 1, 2006. Ryan Consultants Ltd provided various services on behalf of Concierge, including due diligence for Planet Halo and its planned wireless network in the U.K. The Compensation expense amounting $35,000 was calculated based upon the fair market value of the freely trading shares as quoted on OTCBB.

During December 2006 the board of directors agreed to sell shares of common stock at a price of $0.00333 per share to a group of individuals known to Marc Angell. There was no commission paid and no public solicitation for the investment. Pursuant to the board instructions, and the executed subscription agreements, $100,000 was raised in increments of $10,000 for each of 9 investors and one conversion of an outstanding note for $10,000. The investors resided in the states of California, Washington, and Virginia where the company filed the appropriate form D. $50,000 of the funds were raised in the 3rd quarter and recorded as advanced subscriptions, with the remaining $40,000 raised during the

                  CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4th quarter. The initial $50,000 booked in advanced subscriptions was converted to equity along with the remaining $50,000 during June 2007. Subsequently, 27,027,027 shares of common stock were issued to investors collectively. The newly issued shares are unregistered and are subject to the restrictions under rule 144 and rule 145.

On June 22, 2007, the Company issued 3,003,003 shares of common stock to settle $10,000 Notes payable to Jacquie Carter. The shares were recorded at fair value on the date of settlement.

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and $0 for income tax during the year ended June 30, 2007.

The Company settled note payable of $10,000 by issuing 3,003,003 shares excluded from the statement of cash flows.

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

11.  LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of June 30, 2007.

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

14.  SUBSEQUENT EVENTS

On  September  15,  2007  Concierge   entered  into  a  binding   Memorandum  of
Understanding with privately held Wireless Village wherein the terms and conditions were set forth providing for the purchase of Wireless Village by Concierge in a stock-for-stock exchange. The proposed transaction is subject to final definitive documentation, successful completion of due diligence, approvals of the respective boards of directors and regulatory approval.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company's officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

     On October 5, 2006 the registrant, Concierge Technologies, Inc., a California corporation, merged with a wholly-owned subsidiary, also named Concierge Technologies, Inc., a Nevada corporation. The Nevada corporation is the surviving corporation in the merger. The charters of the two corporations are essentially identical, and the transaction was effected as no more than a change of domicile from California to Nevada. The Articles of Incorporation of the Nevada corporation and the Articles of Merger were filed as Exhibits 3.7 and
3.8 to Form 10-KSB FYE 06-30-06.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2007 and a description of the business experience of each.

-------------------------------------------------------------------------------
                                                          Office Held  Term of
   Person                       Offices                      Since     Office
------------------ -------------------------------------- ----------- ---------
------------------ -------------------------------------- ----------- ---------
David W. Neibert   C.E.O. and Director                    2007        2008
------------------ -------------------------------------- ----------- ---------
James E. Kirk      Secretary and Director                 1996        2008
------------------ -------------------------------------- ----------- ---------
Samuel Wu          Director                               2002        2008
------------------ -------------------------------------- ----------- ---------
Allen E. Kahn      Chairman, CFO and Director             1996        2008
------------------ -------------------------------------- ----------- ---------
Patrick Flaherty   Director                               2002        2008
------------------ -------------------------------------- ----------- ---------
Marc Angell        Director and President of Planet Halo  2004        2008
------------------ -------------------------------------- ----------- ---------
Pat Rodden         Director                               2004        2008
------------------ -------------------------------------- ----------- ---------

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

David W. Neibert: Mr. Neibert has been the President and a director of Concierge Technologies since June 17, 2002 and CEO of Concierge since April 2007. Mr. Neibert is also the president of The Wallen Group, a general partnership providing consulting services to wireless communications companies and other high technology firms in development stages. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products (under the names "Midland", "Securicor Wireless", "Linear Modulation Technologies", and others) globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. known as Roamer One. Intek Global Corporation was subsequently acquired by its majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, CA, Kansas City, MO, New York City, NY, and Sutton Surrey, England during period from 1992 - 1998 before locating The Wallen Group in Canoga Park, CA.

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

Audit Committee and Audit Committee Financial Expert

     Our directors serve as our audit committee. There is no financial expert serving on the audit committee. We have no financial expert serving on the audit committee, because we have no assets of substantial value and have had only limited business activities during the current year.

Code of Ethics

     We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB annual report for FY 06-30-2004.

Compliance with Section 16 (a) of the Exchange Act

     Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended June 30, 2007 and written representations furnished to us from persons subject to Section 16(a) filing requirements, there are two persons that have failed to file, or have filed late, the necessary forms as required for such period, as follows:

      --------------- -------------- --------------------- ------------------
                        No. of Late   No. of Transactions  Failures to File a
      Person              Reports     Not Timely Reported    Required Form
      --------------- -------------- --------------------- ------------------
      --------------- -------------- --------------------- ------------------
      Allen Kahn                              4                  3
      --------------- -------------- --------------------- ------------------
      Marc Angell                             3                  3
      --------------- -------------- --------------------- ------------------

ITEM 10. EXECUTIVE COMPENSATION

     The following information concerns the compensation of our chief executive officer and our chief operations officers for the last three completed fiscal years. No other executive officers or individuals received total annual salary and bonus that exceeded $100,000 during the last three completed fiscal years.

Name of Chief                                                 Shares of
Executive Officer      Year        Cash Salary          Common Stock Awarded

David Neibert          2007             0                         0
Allen Kahn             2007             0                         0
David Neibert          2006             0                         0
Allen Kahn             2006             0                         0
David Neibert          2005             0                         0
Allen Kahn             2005             0                         0


     Other than as stated above, no cash or stock compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during or with respect to the period ended June 30, 2007. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth the ownership, as of September 12, 2007 of each individual known to management to be the beneficial owner of more than five percent of the company's common stock, by all directors, and named executive officers, individually and as a group.

          Name and Address of                  Amount             Percent of
           Beneficial Owner                    Owned                Class
------------------------------------ ----------------------- ------------------
Allen E. Kahn                               14,766,902              8.3%
7547 W. Manchester Ave., No. 325
Los Angeles, CA 90045
Samuel C.H. Wu                              20,855,437              11.8%
1202 Tower 1, Admiralty Centre
18 Harcourt Road
Hong Kong, China
Polly Force Co., Ltd.                     10,805,680 (1)            6.1%
1202 Tower 1, Admiralty Centre
18 Harcourt Road
Hong Kong, China
Marc Angell                                  9,214,003              5.2%
1575 Spinnaker Dr
Suite 204A
Ventura, CA 93001
Fiori Product Development                   411,612 (2)              (2)
411 SW Second Ave.
Third Floor
Portland, OR 97204
F. Patrick Flaherty                       3,376,775 (4)             1.9%
637 29th Street
Manhattan Beach, CA 90266
James E. Kirk                                3,383,291              1.9%
1401 Kirby, N.E.
Albuquerque, NM 87112
David W. Neibert                            1,539,100                (3)
24028 Clarington Drive
West Hills, CA 91304
Officers and Directors
  as a Group (7 persons)                    53,547,120              30.2%

(1) Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.
(2) Mr. Rodden is a beneficial owner of these shares through his presence on the Board of Directors and his shareholdings in Fiori Product Development, Inc. These shares represent less than one percent.
(3)  Less than one percent.
(4) Mr. Flaherty had earlier reported beneficial ownership of 1,350,710 shares originally issued to his adult children for which he now disclaims beneficial ownership.

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

                  Fiscal Year ended June 30, 2007             $27,500
                  Fiscal Year ended June 30, 2006             $25,000

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended June 30, 2007             $-0-
                  Fiscal Year ended June 30, 2006             $-0-

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended June 30, 2007             $-0-
                  Fiscal Year ended June 30, 2006             $-0-

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended June 30, 2007             $-0-
                  Fiscal Year ended June 30, 2006             $-0-

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

                          CONCIERGE TECHNOLOGIES, INC.



Date: October 10, 2007                    By  /s/ David W. Neibert
                                              ----------------------------------
                                              David W. Neibert, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 10, 2007                    /s/ David W. Neibert
                                          --------------------------------------
                                          David W. Neibert, C.E.O. and Director


Date: October 10, 2007                    /s/ Allen E. Kahn
                                          --------------------------------------
                                          Allen E. Kahn, Chief Financial Officer
                                          and Director


Date: October 10, 2007                    /s/ F.P. Flaherty
                                          --------------------------------------
                                          F. Patrick Flaherty, Director


Date: October 10, 2007                    /s/ James E. Kirk
                                          --------------------------------------
                                          James E. Kirk, Secretary and Director


Date: October 10, 2007                    /s/ Samuel C.H. Wu
                                          --------------------------------------
                                          Samuel C.H. Wu, Director


Date: October 10, 2007                    /s/ Marc Angell
                                          --------------------------------------
                                          Marc Angell, Director


Date: October 10, 2007                    /s/ Pat Rodden
                                          --------------------------------------
                                          Pat Rodden, Director

                          CONCIERGE TECHNOLOGIES, INC.
                          Commission File No. 000-29913


                    Index to Exhibits to Form 10-KSB 06-30-07

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