Form 10QSB
period 2007-09-30
CONCIERGE TECHNOLOGIES INC
filed 2007-11-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

CONCIERGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Nevada	000-29913	95-4442384
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

22048 Sherman Way, Suite 301, Canoga Park, CA 91303
(Address of principal executive offices)

818-610-0310
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

As of November 12, 2007, there were 177,322,777 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	14
Item 3.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$5,705
Account Receivable, net	76
Due from related party	6,698
Total current assets	12,479
Property and Equipment, net	32,172
Total Assets	$44,651
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$269,341
Advance subscription	410
Notes payable - related parties	142,500
Total current liabilities	412,251
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000
shares authorized; none issued	-
Common stock, $.001 par value; 190,000,000 shares
authorized; issued and outstanding 177,322,777	177,323
Additional paid in capital	3,361,337
Deficit accumulated during the development stage	(3,906,260)
Total stockholders' deficit	(367,600)
$44,651

The accompanying notes are an integral part of these audited financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2007

(UNAUDITED)

	For The Three Month Periods Ended September 30,		For The Period From September 20, 1996 (Inception) to September 30, 2007
	2007	2006
NET REVENUE	$875	$-	$875
Cost of Revenue	7,831	-	7,831
GROSS LOSS	(6,956)	-	(6,956)
COSTS AND EXPENSES
Product Launch Expenses	-	-	1,077,785
Impairment of Assets	-	-	988,443
General & Administrative Expenses	27,410	6,020	1,587,409
TOTAL COSTS AND EXPENSES	27,410	6,020	3,653,637
OTHER INCOME (EXPENSES)
Income	-	5	167
Unallocated accrued expenses reversed	-	-	150,123
Settlement Income/(Loss)	-	-	52,600
Loss on debt settlement	-	-	(23,033)
Litigation Settlement	-	-	(135,000)
TOTAL OTHER INCOME (EXPENSES)	-	5	44,857
NET LOSS BEFORE INCOME TAXES	(34,366)	(6,015)	(3,615,737)
Provision of Income Taxes	800	-	12,000
NET LOSS	$(35,166)	$(6,015)	$(3,627,737)
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	177,322,777	142,292,747
*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these audited financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 AND

 FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2007

(UNAUDITED)

	For The Three Month Periods Ended September 30,		For The Period From September 20, 1996 (Inception) to September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,166)	$(6,015)	$(3,627,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of asset	-	-	742,643
Depreciation and amortization	981	-	14,444
Stock issued for services	-	-	531,352
Loss on settlement of debts	-	-	23,033
Unallocated accrued expense reversed	-	-	(150,123)
Decrease in current assets:
AR	(76)		(76)
Prepaid expense	-	-	(245,800)
Increase (decrease) in current liabilities:
Advance subscription	410		410
Accrued expenses	10,834	5,127	334,931
Net cash used in operating activities	(23,017)	(888)	(2,376,923)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	2,912
Note receivable - related party	-	-	(100,000)
Purchased of equipment	(2,990)	-	(46,371)
Net cash used in investing activities	(2,990)	-	(143,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party	16,652	(744)	(6,698)
Proceeds from Issuance of Shares	-	-	677,007
Proceeds from stock subscription forfeited	-	-	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from (payments to) related party loans	-	(2,251)	152,500
Net cash provided by (used in) financing activities	16,652	(2,994)	2,526,082
NET DECREASE IN CASH & CASH EQUIVALENTS	(9,355)	(3,882)	5,705
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	15,060	3,882	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,705	$-	$5,705

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

Concierge, Inc. (“CI”) was a development stage enterprise incorporated in the state of Nevada on September 20, 1996.  The CI had undertaken the development and marketing of a new technology, a unified messaging product “The Personal Communications Attendant” (“PCA™”). “PCA™” will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world.  To-date, the Company has not earned any revenue from this venture.

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

PHI is a development stage company in the wireless telecommunications industry and plans to design, construct, and operate wireless networks providing subscribers with access to the Internet and related services. Planet Halo also retains an exclusive North America license to a proprietary integrated wireless gateway interface to the Internet named "Halomail”, which the company plans to implement across its developing wireless networks.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s form 10KSB for the year ended June 30, 2007.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the three month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008.

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

REVENUE RECOGNITION

For sales of the PCA product and software, revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 and Staff accounting bulletin (SAB) 104. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue related to the PCA product or software during the 3 month periods ended September 30, 2007.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through Planet Halo, also sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is submitted and revenues are earned over the life of the service term. Unearned, or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the 3-month period ending September 30, 2007, subscription sales were recorded as $875, and unearned, advance subscriptions, as $410. Accounts receivable for the 3 month period were recorded as $76. There were no revenues recorded for the 3 month period ending September 30, 2006 as the Company was not engaged in commercial operations.

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

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the 3 month period ended September 30, 2007. The Company has accumulated deficit of $3,906,260 and a net loss of $35,166 during the 3 month period ended September 30, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the 3 month period ended September 30, 2007, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) initiation of the business strategies of the Planet Halo subsidiary and (vi) searching for a suitable strategic partner.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. A balance due from Wallen Group was $6,698 as of September 30, 2007. The amount due from related party is due on demand, unsecured and interest free.

6.

NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at	09/30/2007

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000

Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500

Notes payable to shareholder, interest rate of 10%, unsecured, and payable on July 31, 2004 (past due)	5,000

Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500

Notes payable to director/shareholder, interest rate of 6%, Unsecured and payable on September 1, 2007	1,000

Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007	15,000

Total Notes Payable	$142,500

The Company has recorded interest expenses, amounting to $2,869 and $2,562 for the 3 month periods ended September 30, 2007 and 2006, respectively.

7.

COMMON STOCK

There were no issuances of common stock during the 3 month period ended September 30, 2007.

8.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements as been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2007.

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

At the time, Planet Halo was a development stage company involved in the wireless telecommunications industry through the design, manufacture, sale and distribution of hardware and services that include a hand-held wireless Internet appliance/cell phone known as the "Halo", and an integrated wireless gateway interface to the Internet named "Halomail."

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

11.

SUBSEQUENT EVENTS

On October 30, 2007 the Company entered into a definitive Stock Purchase Agreement to acquire all of the issued and outstanding shares of privately held Wireless Village, a Nevada corporation based in Cleveland, Ohio. The purchase price will be paid with 5,000,000 shares of a new class of stock, Series A Convertible, Voting Preferred Stock, $0.001 par value, issued pro-rata to the shareholders of Wireless Village. Closing of the transaction is conditional upon the completion of the criteria of Agreement, including, but not limited to, submission of the audited financial statements of Wireless Village, the consent of the shareholders of Wireless Village, and the approvals of the respective boards of directors of Concierge and Wireless Village as well as regulatory approvals.

ITEM 2.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to do the following:

•

Continue the construction of wireless networks offering subscription service to the Internet under the Planet Halo brand of our wholly owned subsidiary; launch initiatives to increase brand awareness and advertising revenues through presence on the world wide web; increase subscriber revenues to our service offerings via advertising and enhanced network coverage.

•

On October 30, 2007 we entered into a binding agreement to acquire Wireless Village, an Ohio based wireless Internet service provider and technical support group, as reported on Form 8-K for the Current Period Dated 10-30-07 filed on November 5, 2007. Wireless Village currently supplies technical support to our Planet Halo subsidiary. We intend to complete the acquisition of Wireless Village and to profitably operate the business as a wholly owned subsidiary, and to reduce our overall operating costs due to synergies with Planet Halo.

•

Seek other strategic partners in the field of wireless Internet service to further enhance our network coverage areas.

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

Planet Halo has completed the construction of two wireless networks utilizing MESH technology equipment provided by Tropos. Commercial operations were commenced in Marina del Rey, California on June 5, 2007 and in Ventura, California on October 1, 2007. Planet Halo offers subscriptions to Internet access to users on a daily, weekly, monthly or yearly basis. All sales are conducted via secure online credit transactions. Planet Halo intends to continue its build-out of wireless networks in niche, underserved, markets throughout the United States, and especially along the coastal areas and marinas.

The company pays no rent and has no office lease for the facilities provided by our chief executive officer, David Neibert, at The Wallen Group. The Wallen Group, and its associate Ryan Consulting Ltd., have also provided administrative, accounting and other services to the Company by compensating Mr. Neibert for his efforts.

As of November 12, 2007, we have no employees and fixed overhead is limited essentially to the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent, leased telecom costs, and outside consulting fees for the operation of the Planet Halo network. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction.

Liquidity

Our primary source of operating capital over the past 12 months has been funding through the sale of common stock. During that period, $100,000 was raised through the issuance of 3,003,003 shares of our common stock to parties known to our officers or directors in order to fund the expansion of the Planet Halo business plan. During the three-month period ending September 30, 2007, no shares have been sold or issued and no funds have been borrowed. The amount of borrowed funds and funds from prior equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission, purchase network hardware for the Planet Halo subsidiary, and pay our required state income taxes. However, sufficient funds have been unavailable to significantly pay down past-due vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

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

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item
2	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*
3.1	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*
3.2	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*
3.5	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**
3.6	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**
3.7	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+
3.8

Articles of Merger between Concierge Technologies, Inc., a California corporation, and Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5, 2006. +

10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*
10.2	Stock Purchase Agreement between Concierge Technologies, Inc. and Wireless Village, Inc. Dated as of October 30, 2007++
14	Code of Ethics for CEO and Senior Financial Officers.** *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.
**	Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.
***	Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.
+	Previously filed with Form 10-K FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.
++	Previously filed with Form 8-K for the Current Period 10-30-07 on November 5, 2007; Commission File No. 000-29913, incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: November 13, 2007	By	/s/ David W. Neibert
David W. Neibert
Chief Executive Officer