Form 10QSB
period 2007-12-31
CONCIERGE TECHNOLOGIES INC
filed 2008-02-19
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

CONCIERGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in charter)

Nevada	000-29913	95-4442384
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3615 Superior Avenue, Suite 3100A Cleveland, OH 44144
(Address of principal executive offices)

818-610-0310
(Registrant’s Telephone Number, including Area Code)

22048 Sherman Way, Suite 301 Canoga Park, CA 91303 (818) 610-0310
(Former address and telephone number of registrant's principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

As of February 1, 2008, there were 178,231,867 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,564
Other current assets	647
Total current assets	3,211

Property and Equipment, net	30,105
Total Assets	$33,316
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$274,934
Advance subscription	825
Notes payable - related parties	142,500
Total current liabilities	418,259
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued	—
Common stock, $.001 par value; 190,000,000 shares authorized; issued and outstanding 177,322,777	177,323
Additional paid in capital	3,361,337
Deficit accumulated during the development stage	(3,923,604)
Total stockholders' deficit	(384,943)
Total liabilities & stockholders' deficit	$33,316

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2007

(UNAUDITED)

					For The Period From September 20, 1996 (Inception) to December 31, 2007
	For The Three Month Periods Ended December 31,		For The Six Month Periods Ended December 31,
	2007	2006	2007	2006

NET REVENUE	$2,878	$—	$3,753	$—	$3,753
Cost of Revenue	9,695	—	17,526	—	17,526
GROSS LOSS	(6,817)	—	(13,774)	—	(13,773)
OPERATING EXPENSES
Product Launch Expenses	—	—	—	—	1,077,785
Impairment of Assets	—	—	—	—	988,443
General & Administrative Expenses	10,526	35,762	37,936	41,782	1,597,935
TOTAL OPERATING EXPENSES	10,526	35,762	37,936	41,782	3,664,163
LOSS FROM OPERATIONS	(17,344)	(35,762)	(51,710)	(41,782)	(3,677,937)
OTHER INCOME (EXPENSES)
Other Income	—	—	—	5	$167
Unallocated accrued expenses reversed	—	—	—	—	150,123
Settlement Income/(Loss)	—	—	—	—	52,600
Loss on debt settlement	—	—	—	—	(23,033)
Litigation Settlement	—	—	—	—	(135,000)
TOTAL OTHER INCOME	—	—	—	5	44,857
LOSS BEFORE INCOME TAXES	(17,344)	(35,762)	(51,710)	(41,777)	(3,633,080)
Provision for Income Taxes	—	1,600	800	1,600	12,000
NET LOSS	$(17,344)	$(37,362)	$(52,510)	$(43,377)	$(3,645,080)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC & DILUTED	177,322,777	145,607,964	177,322,777	143,950,356
*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2007

(UNAUDITED)

	For The Six Month Periods Ended December 31,		For The Period From September 20, 1996 (Inception) to December 31, 2007
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,510)	$(43,377)	$(3,645,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of asset	—	—	742,643
Depreciation and amortization	3,167	—	16,630
Stock issued for services	—	25,000	531,352
Loss on settlement of debts	—	—	23,033
Unallocated accrued expense reversed	—	—	(150,123)
(Increase) Decrease in current assets:
Prepaid expense	—	—	(245,800)
Other asset	22,704	—	(646)
Increase (decrease) in current liabilities:
Advance subscription	825	—	825
Accrued expenses	16,428	14,957	340,525
Net cash used in operating activities	(9,386)	(3,420)	(2,386,642)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	—	—	2,912
Purchase of equipment	(3,110)	—	(46,491)
Net cash provided by (used in) investing activities	(3,110)	—	(43,579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from (payment to) related party	—	155	52,500
Proceeds from Issuance of Shares	—	—	677,007
Proceeds from stock subscription forfeited	—	—	10,000
Proceeds from advance subscriptions	—	—	1,772,983
Costs and expenses of advance subscriptions	—	—	(79,710)
Net cash provided by financing activities	—	155	2,432,781
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(12,496)	(3,265)	2,564
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	15,060	3,865	—
CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,564	$600	$2,564

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Wireless Village is a privately held Nevada corporation based in Cleveland, Ohio and has been providing technical services to Planet Halo on an ongoing basis since May 2007. Wireless Village designs, installs, maintains and operates wireless network providing high speed Internet access to consumers and businesses. Wireless Village also hosts web sites, provides customer service and billing platforms for Planet Halo and other clientele.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establishing its new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-KSB for the year ended June 30, 2007.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the six month period ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15).  Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2007 the Company does not have any dilutive securities.

REVENUE RECOGNITION

For sales of the PCA product and software, revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 and Staff accounting bulletin (SAB) 104. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue related to the PCA product or software during the 6 month periods ended December 31, 2007.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company, through Planet Halo, also sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the 6-month period ending December 31, 2007, subscription sales were recorded as $3573, and unearned, advance subscriptions, as $825. Accounts receivable for the 6 month period was recorded as $417 included as part of other current assets as the amount is not significant.

The company occasionally purchases consumer hardware for configuration prior to release to subscribers. These items are listed in inventory and, when sold, recorded as hardware sales. These amounts are expected to remain insignificant. Hardware sales for the 6 month period ending December 31, 2007 totaled $180. Inventory at the end of the period totaled $196 included as part of other current assets as the amount is not significant.

There were no revenues recorded for the 6 month period ending December 31, 2006 as the Company was not engaged in commercial operations.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition –date fair value will limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the 6 month period ended December 31, 2007. The Company has accumulated deficit of $3,923,604 and a net loss of $52,510 during the 6 month period ended December 31, 2007. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the 6 month period ended December 31, 2007, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) initiation of the business strategies of the Planet Halo subsidiary and (vi) closing the transaction with Wireless Village and (v) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.

DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. A balance due from Wallen Group was $34 as of December 31, 2007, included as part of other current assets as the amount is not significant. The amount due from related party is due on demand, unsecured and interest free.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2007.

Account payable	$93,637
Accrued legal fees	135,000
Accrued interest	40,297
Others	6,000
Total	$274,934

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.

NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at	December 31, 2007
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500
Notes payable to shareholder, interest rate of 10%, unsecured, and payable on July 31, 2004 (past due)	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500
Notes payable to director/shareholder, interest rate of 6%, Unsecured and payable on September 1, 2007 (past due)	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000
Total Notes Payable	$142,500

The Company has recorded interest expenses, amounting to $5,738 and $5,453 for the 6 month periods ended December 31, 2007 and 2006, respectively.

8.

COMMON STOCK

There were no issuances of common stock during the 6 month period ended December 31, 2007.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements as been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

Concierge received funds from Wireless Village in the amount of $6,000 as payment towards the transaction costs incurred, and to be incurred, by Concierge. The amount was recorded as a liability in recognition that all transaction costs will be capitalized by Concierge in connection with the acquisition of Wireless Village on January 23, 2008 (see note 12).

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2007.

11.

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

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

12.

SUBSEQUENT EVENTS

On January 23, 2008 the company completed its acquisition of Wireless Village by the issuance of 5,000,000 shares of its Series A, Convertible, Voting Preferred Stock, pro-rata, to the shareholders of Wireless Village. Each share of preferred stock is convertible into 5 shares of common stock after 270 days. These shares are not registered and bear the standard Rule 144 restrictions on trading.

On January 23, 2008 Concierge sold 909,090 shares of its common stock to an individual accredited investor for $10,000 in cash.

On February 1, 2008 Concierge relocated its corporate office to Cleveland, OH.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

•

On October 30, 2007 we entered into a binding agreement to acquire Wireless Village, an Ohio based wireless Internet service provider and technical support group. We completed the acquisition on January 23, 2008 and intend to assist Wireless Village with growing its business and achieving positive cash flow by the end of the calendar year. Subsequent to our acquisition we have moved the corporate offices to those of Wireless Village in Cleveland, OH.

•

During our second fiscal quarter we entered into discussions with providers of on-air programming that may be potential acquisition or partnering targets. Subsequent to that end of the quarter we have escalated these discussions to the level of letters of intent that, if concluded, would allow Concierge an entry to the radio industry and, specifically, the distribution of programming content and the sale of advertising. We intend to aggressively pursue these opportunities during our third quarter.

Our subsidiary Planet Halo has completed the construction of two wireless networks utilizing MESH technology equipment provided by Tropos. Commercial operations were commenced in Marina del Rey, California on June 5, 2007 and in Ventura, California on October 1, 2007. Planet Halo offers subscriptions to Internet access to users on a daily, weekly, monthly or yearly basis. All sales are conducted via secure online credit transactions. Planet Halo intends to continue its build-out of wireless networks in niche, underserved, markets throughout the United States, and especially along the coastal areas and marinas.

On October 30, 2007 we entered into a definitive agreement to acquire all of the issued and outstanding shares of Wireless Village, a privately held Nevada corporation based in Cleveland, OH in exchange for 5 million shares of Series A convertible voting preferred stock in Concierge. Wireless Village is a provider of wireless Internet service and network infrastructure design and maintenance. The transaction was subject to completion of audited financial statements, board approval, and certain other conditions prerequisite to closing. The closing took place January 23, 2008 as reported on Form 8-K filed on January 29, 2008.

During our second fiscal quarter, the company paid no rent and had no office lease for the facilities provided by our chief executive officer, David Neibert, at The Wallen Group. The Wallen Group, and its associate Ryan Consulting Ltd., have also provided administrative, accounting and other services to the Company by compensating Ryan Consultants for their efforts. As of February 1, 2008 the company relocated its offices to those of Wireless Village at 3615 Superior Avenue, Suite 3100A, Cleveland, OH 44144. Wireless Village and Concierge will share lease responsibilities in subsequent months.

As of December 31, 2007, we have no employees and fixed overhead is limited essentially to the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent, leased telecom costs, and outside consulting fees for the operation of the Planet Halo network. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo transaction.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

Our primary source of operating capital over the past 12 months has been funding through the sale of common stock. During that period, $100,000 was raised through the issuance of 3,003,003 shares of our common stock to parties known to our officers or directors in order to fund the expansion of the Planet Halo business plan. $10,000 of said funds were in the form of a conversion of a $10,000 note payable and $90,000 were pursuant to a private placement offering. During the three-month period ending December 31, 2007, no shares were sold or issued and no funds have been borrowed. During the subsequent period, 909,090 shares of our common stock were issued to an individual investor for the amount of $10,000. The amount of borrowed funds and funds from prior equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission, purchase network hardware for the Planet Halo subsidiary, and pay our required state income taxes. However, sufficient funds have been unavailable to significantly pay down past-due vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit

Item

 2

Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

 2

Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc.,

Bill Robb and Daniel Britt.++

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

+Previously filed with Form 10-K FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.

++Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for the Current Period 10-30-07; Commission File No. 000-29913, incorporated herein.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: February 18, 2008	By:	/s/ David W. Neibert
David W. Neibert
Chief Executive Officer