Form 10-Q
period 2008-03-31
CONCIERGE TECHNOLOGIES INC
filed 2008-05-20
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

CONCIERGE TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	000-29913	95-4442384
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3615 Superior Avenue, Suite 3100A, Cleveland, OH 44144

 (Address of Principal Executive Office) (Zip Code)

818-610-0310

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 16, 2008, there were 178,231,867 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

PART I – FINANCIAL INFORMATION

Page
Item 1. Financial Statements
Balance Sheet March 31, 2008 (Unaudited)	4

Consolidated Statements of Operations For The Three and Nine Month Periods Ended March 31, 2008 and 2007 and the Period from September 20, 1996 (Inception) to March 31, 2008 (Unaudited)	5

Statements of Cash Flows For The Three and Nine Month Periods Ended March 31, 2008 and 2007 and the Period from September 20, 1996 (Inception) to March 31, 2008 (Unaudited)	6

Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEET

March 31, 2008

(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$27,028
Account Receivable, net	188
Inventory	196
Total current assets	27,412

Property and Equipment, net	34,951
Goodwill in the Acquisition of Wireless Village	213,940
Total Assets	$276,304

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$280,639
Other Payables	6,000
Advance subscription	916
Due to related party	2,242
Notes payable - related parties	155,200
Total current liabilities	444,998

COMMITMENT

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000
shares authorized; 5,000,000 shares issued	5,000
Common stock, $.001 par value; 190,000,000 shares
authorized; issued and outstanding 178,231,867	178,232
Additional paid in capital	3,615,428
Deficit accumulated during the development stage	(3,967,354)
Total stockholders' deficit	(168,694)
Total Liabilities and Stockholders' Deficit	$276,304

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2008

(UNAUDITED)

					For The Period From September 20, 1996 (Inception) to March 31, 2007
	For The Three Month Periods Ended		For the Nine Month Periods Ended
	March 31,		March 31,
	2008	2007	2008	2007
NET REVENUE	$8,306	$-	$12,059	$-	$12,059

Cost of Revenue	21,015	-	38,896	-	38,541

GROSS LOSS	(12,709)	-	(26,837)	-	(26,482)

COSTS AND EXPENSES
Product Launch Expenses	-	-			1,077,785
Impairment of Assets	-	-			988,443
General & Administrative Expenses	29,541	8,993	67,123	50,775	1,627,476
TOTAL COSTS AND EXPENSES	29,541	8,993	67,123	50,775	3,693,704

OTHER INCOME (EXPENSES)
Other Income	-	-	-	5	167
Unallocated accrued expenses reversed	-	-		-	150,123
Settlement Income/(Loss)	-	-		-	52,600
Loss on debt settlement	-	-		-	(23,033)
Litigation Settlement	-	-		-	(135,000)
TOTAL OTHER INCOME (EXPENSES)	-	-	-	5	44,857
					-
NET LOSS BEFORE INCOME TAXES	(42,251)	(8,993)	(93,960)	(50,770)	(3,675,330)
					-
Provision of Income Taxes			800	1,600	12,000
					-
NET LOSS	$(42,251)	$(8,993)	$(94,760)	$(52,370)	$(3,687,330)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	178,002,097	145,607,964	177,547,570	143,950,356

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2008

(UNAUDITED)

	For The Nine Month Periods Ended March 31,		For the Period From September 20, 1996
			(inception) to
	2008	2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,760)	$(52,370)	$(3,687,331)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of asset	-	-	742,643
Depreciation and amortization	6,132	-	19,595
Loss on settlement of debts	-	-	23,033
Unallocated accrued expense reversed	-	-	(150,123)
(Increase) Decrease in current assets:
AR	(188)	-	(188)
Inventory	(196)	-	(196)
Prepaid expense	-	-	(245,800)
Increase (decrease) in current liabilities:
Advance subscription	916	-	916
Increase (decrease) in Notes Payable			-
Accrued expenses	28,133	(8,342)	352,230
Net cash used in operating activities	(59,964)	(35,712)	(2,413,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	31,509	-	34,421
Purchase of equipment	(7,871)	-	(51,252)
Note receivable - related party		(40,319)
Net cash provided by (used in) investing activities	23,638	(40,319)	(16,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from (payment to) related party	-		52,500
Proceeds from Issuance of Shares	10,000	-	687,007
Proceeds from stock subscription forfeited	-	-	10,000
Proceeds from notes payable - related party	38,293	22,749	14,943
Proceeds from advance subscriptions	-	50,000	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Net cash provided by financing activities	48,293	72,749	2,457,724

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	11,968	(3,282)	27,028

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	15,060	3,882	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$27,028	$600	$27,028

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

On October 30, 2007 the Company entered into a definitive Stock Purchase Agreement to acquire all of the issued and outstanding shares of privately held Wireless Village, a Nevada corporation based in Cleveland, Ohio. The transaction closed and the purchase price was paid with 5,000,000 shares of a new class of stock, Series A Convertible, Voting Preferred Stock, $0.001 par value, issued pro-rata to the shareholders of Wireless Village on January 23, 2008.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-KSB for the year ended June 30, 2007.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the nine month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent) and its wholly owned subsidiaries, Planet Halo, Inc. and Wireless Village from the date of acquisition. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15).  Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2008 the Company does not have any dilutive securities.

REVENUE RECOGNITION

For sales of the PCA product and software, revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 and Staff accounting bulletin (SAB) 104. Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions and bad debts. Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators. Research and development costs are expensed as incurred. The company did not earn any revenue related to the PCA product or software during the nine month period ended March 31, 2008.

The company did not earn any revenue related to the PCA product or software during the 9 month periods ended March 31, 2008 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

The Company, through Planet Halo, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the 9-month period ending March 31, 2008, subscription sales were recorded as $7,820, and unearned, advance subscriptions, as $916. Accounts receivable for the 9-month period was recorded as $188.

The company occasionally purchases consumer hardware for configuration prior to release to subscribers. These items are listed in inventory and, when sold, recorded as hardware sales. These amounts are expected to remain insignificant. Hardware sales for the 9-month period ending March 31, 2008 totaled $180. Inventory at the end of the period totaled $196 included as part of other current assets as the amount is not significant.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company, through Wireless Village, has also begun selling technical support services, wired circuits, web hosting and subscription to Internet access on similar terms as those of Planet Halo. Accounting for these revenues are as described for Planet Halo in the preceding paragraph within this section. For the period starting on January 23, 2008 and ending March 31, 2008, subscription sales were recorded as $59, support services were recorded as $2,166 and web hosting services were recorded as $334.  There were no accounts receivable as of March 31, 2008.

There were no revenues recorded for the 9-month period ending March 31, 2007 as the Company was not engaged in commercial operations.

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

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the 9 month period ended March 31, 2008. The Company has accumulated deficit of $3,967,354 and a net loss of $94,760 during the 9 month period ended March 31, 2008. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the 9 month period ended March 31, 2008, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) initiation of the business strategies of the Planet Halo subsidiary and (vi) closing the transaction with Wireless Village and (v) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.

DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. A balance is owed to Wallen Group of $2,242 as of March 31, 2008. The amount due to related party is due on demand, unsecured and interest free.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2008.

Account payable	$99,004
Accrued judgment	135,000
Accrued interest	43,135
Accrued accounting fees	3,500
Total	$280,639

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.

NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at	March 31, 2008
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	35,000

Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500

Notes payable to shareholder, interest rate of 10%, unsecured, and payable on July 31, 2004 (past due)	5,000

Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500

Notes payable to director/shareholder, interest rate of 6%, Unsecured and payable on September 1, 2007 (past due)	1,000

Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000

Notes payable to a director and third party, interest rate of 4%, Secured with Intellectual Property, draw downs permitted thru December 31, 2008 and payable on February 15, 2009	12,700

Total Notes Payable	$ 155,200

The Company has recorded interest expenses, amounting to $8,651 and $8,593 for the 9 month periods ended March 31, 2008 and 2007, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.

COMMON STOCK

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

During the quarter ended March 31, 2008 and 2007 the Company did not pay any interest or income taxes.

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of March 31, 2008.

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

12.

ACQUISITION OF WIRELESS VILLAGE

On October 30, 2007 the Company and Wireless Village, a closely held Nevada corporation, entered into a Stock Purchase agreement wherein the Wireless Village shareholders sold to Concierge their shares in exchange for shares of Concierge Technologies. The acquisition was completed on January 23, 2008 by issuance of 5,000,000 shares of a new class of preferred stock called Series A Convertible, Voting Preferred Stock. Each share of preferred stock could be converted into 5 shares of common stock after 270 days from issue. Each share of Series A preferred stock carries 5 votes in all matters brought up to vote by the shareholders.

The Company issued the shares on a ratio of 2999.4 shares of the Company preferred stock to each share of Wireless Village stock. The shares were issued directly to the former shareholders of Wireless Village. The Company is now a sole shareholder of Wireless Village, a Nevada corporation.

Wireless Village is a development stage company involved in the telecommunications industry through design, construction and operation of wide-area wireless networks providing access to the Internet, resale of wired Internet circuits, subscription sales to wireless Internet access, technical support services to wireless Internet service providers, web hosting and other related technical services. Wireless Village has been providing technical support services to the Company’s Planet Halo subsidiary since April 2007.

The purchase price was determined in arms-length negotiations between the parties. The average price per share of the Company’s common stock was $0.01. Each share of preferred stock was valued at $0.05 resulting in a purchase price of $250,000. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Wireless Village assets acquired and the consideration for is as follows:

Estimated Fair Values
Current Assets	$36,986
Assumed Liabilities	924
Net Assets Acquired	36,061
Consideration Paid	250,000
Goodwill	$213,940

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The operating results of Wireless Village have been consolidated with those of the Company beginning January 23, 2008. No pro-forma financial information has been presented as the operations of Wireless Village, before the acquisition, were insignificant.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.

COMMITMENT

On January 18, 2008 the Company, through Planet Halo, entered the business of affiliate radio networking by leasing a number of digital satellite receivers from X-Digital for a term of 3 years under a standard lease agreement. Planet Halo will also be required to engage Clear Channel Satellite Systems on a lease basis for the provision of a satellite uplink to broadcast to the affiliate network being created. Planet Halo intends to broadcast an adult standards play list of songs and shows recorded by recognized on-air personalities. As of March 31, 2008, the format being broadcast over the Planet Halo network is called “Music of Your Life”.

Planet Halo has funded the lease payments due for digital satellite receivers with a loan from third parties who now hold the Music of Your Life intellectual property owned by Planet Halo as collateral. In the event Planet Halo is unable to fund the repayment of the loan it is at risk of losing the intellectual property to the note holders. As of March 31, 2008 Planet Halo owed $12,700 in principal and $76 interest to the note holders (see section on “Notes Payable”). The agreement calls for the lenders to make monthly advances in principal of no less than $2,750 and interest to accrue at the annual rate of 4% on the outstanding principal. The note is due in full on or before February 15, 2009.

Item 2.

Plan of Operation

Our plan of operation for the next twelve months is to do the following:

•

On October 30, 2007 we entered into a binding agreement to acquire Wireless Village, an Ohio based wireless Internet service provider and technical support group. We completed the acquisition on January 23, 2008, and intend to assist Wireless Village with growing its business and achieving positive cash flow by the end of the calendar year.

We will transition the business of Planet Halo’s wireless networks to that of Wireless Village. Under Wireless Village we will continue the construction of wireless networks offering subscription service to the Internet under the Wireless Village brand, launch initiatives to increase brand awareness and advertising revenues through presence on the world wide web; and increase subscriber revenues to our service offerings via advertising and enhanced network coverage. Wireless Village has also begun to install and support high-bandwidth wired circuits and we will seek to expand that business over the coming months through contract services agreements, reseller agreements with other communications providers and resale of WiFi enabled privately labeled handsets.

•

During our second fiscal quarter we entered into discussions with providers of on-air programming that may be potential acquisition or partnering targets. During January we entered into an agreement to provide digital satellite receivers to certain radio stations for the purpose of creating an affiliate network of on-air broadcast systems. The network of receivers and satellite uplink connections has created a network for Planet Halo that we intend to exploit by selling advertising and other services on a recorded play list format. During March 2008 we acquired the name rights to a format called “Music of Your Life” through a loan default agreement. Planet Halo is now broadcasting its music format and paid commercial spots via its network. We intend to move all assets and liabilities of Planet Halo not related to the Music of Your Life network over to Wireless Village. This transition will allow Planet Halo to focus on its new core business and move the wireless assets under one area of control. Should we be successful in funding and promoting our affiliate radio network business, it will become the core business enterprise of the Company in the future.

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

As of March 31, 2008, we have no employees, and fixed overhead is limited essentially to the variable cost of web hosting, legal and professional fees, fees charged by our transfer agent, leased telecom costs, and rent. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo and Wireless Village transactions. We have accumulated approximately $10,000 in hardware and software associated with the affiliate network as well as incurred approximately $12,700 in debt related to funds borrowed to lease satellite receiver hardware.

Liquidity

Our primary source of operating capital over the past 12 months has been funding through the sale of common stock. During that period, $110,000 was raised through the issuance of 3,003,003 shares of our common stock to parties known to our officers or directors in order to fund the expansion of the Planet Halo business plan. $10,000 of said funds were in the form of a conversion of a $10,000 note payable and $90,000 were pursuant to a private placement offering. During the three-month period ending March 31, 2008, 909,090 shares of our common stock were issued to an individual investor for the amount of $10,000. On January 23, 2008 we completed our acquisition of Wireless Village which had approximately $32,800 cash in the bank. The amount of borrowed funds, funds from acquisitions, and funds from prior equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission, operate our wireless networks, and pay our required state income taxes. However, sufficient funds have been unavailable to significantly pay down past-due vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

Revenues from the Wireless Village business are expected to be insufficient to pay the operating costs of Concierge during the next six months; however, management expects that overall the network will be able to support its expenses through revenues within the first year of operations. The new focus of Planet Halo towards the affiliate radio network will initially be capital intensive, but management believes the projected revenue will provide significant profits to the company.

Our management has been providing their services without compensation and there are no assurances that they will continue to do so for the indeterminate future. In the event revenues are insufficient to support the cost of operations, the Company may seek additional funding through debt financing, sale of its common stock, or other means which may have a dilutive effect on the shareholders.

Item 4.

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

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities

The registrant sold the following equity securities (common stock) in transactions that were not registered under the Securities Act of 1933, which sale of securities have not earlier been reported.

Date	Persons or Class of Persons to Whom the Securities Were Sold	No. of Shares	Cash Consideration	Value and Nature of Other Than Cash Consideration

01-23-08	Michael Phelps	909,090	$10,000

All of the above sales were made pursuant to the provisions of Regulation D, Rule 506.  All purchasers were provided copies of our most recent Forms 10-KSB, Forms 10-QSB and 8-K and were known to our management prior to the sales.  All purchasers were given the opportunity to ask questions of management before making their investment decisions.  There were no underwriters involved.

There were no repurchases of our securities made by us or any affiliated purchasers in the fourth quarter of our last fiscal year.

Item 6.

Exhibits and Reports on Form 8-K

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

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

10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	Code of Ethics for CEO and Senior Financial Officers.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**	Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***	Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

+	Previously filed with Form 10-K FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein

++	Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for the Current Period 10-30-07; Commission File No. 000-29913, incorporated herein.

.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 20, 2008	CONCIERGE TECHNOLOGIES, INC.

	By:	/s/ David W. Neibert
David W. Neibert Chief Executive Officer