Form 10-K
period 2008-06-30
CONCIERGE TECHNOLOGIES INC
filed 2008-10-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Concierge Technologies, Inc.

(Exact name of registrant as specified in its charter)

———————

Nevada	333-38838	95-4442384
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

3615 Superior Ave., Suite 3100A

Cleveland, OH 44144

Tel: 866.921.9434

Fax: 818.564.4875

(Address and telephone number of registrant's principal

executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.			✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State issuer's revenues for its most recent fiscal year: $14,194.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $683,274 computed by reference to the $0.006 average of the bid and asked price of the Company's Common Stock on September 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Concierge Technologies, Inc.

TABLE OF CONTENTS

PART I

ITEM 1

Business

 1

ITEM 2

Properties

 4

ITEM 3

Legal Proceedings

 4

ITEM 4

Submission of Matters to a Vote of Security Holders

 4

PART II

ITEM 5

Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

 5

ITEM 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

 9

ITEM 8

Financial Statements and Supplementary Data

12

ITEM 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

30

ITEM 9A(T)

Controls and Procedures

30

ITEM 9B

Other Information

31

PART III

ITEM 10

Directors, Executive Officers and Corporate Governance

31

ITEM 11

Executive Compensation

36

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

38

ITEM 13

Certain Relationships and Related Transactions, and Director Independence

39

ITEM 14

Principal Accounting Fees and Services

39

PART IV

ITEM 15

Exhibits, Financial Statement Schedules

40

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Business Development.

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

Our Business.

Concierge, through its two operating subsidiaries Planet Halo and Wireless Village, is in the business of providing wireless Internet access through WiFi networks, design, installation, maintenance of wired and wireless networks, web design and hosting of web sites and the broadcast of streaming audio over the Internet. Additionally, the Company resells wired circuits in exchange for commissions and offers voice over Internet protocol (VoIP) telephony services.

On May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation. Before entering the wireless Internet business, Planet Halo’s original focus was to design and market a wireless, hand-held, cellular phone with integrated QWERTY keypad, color screen and voice activation software. The device, known as the “Halo”, had been advanced to the beta-test phase and there exists four working prototypes. In addition to the Halo, Planet Halo also has an exclusive North American license to exploit a wireless gateway that acts as the interface between wireless devices, including the Halo, and the Internet. The gateway, branded as “Halomail”, uses secure socket layer technology for encrypted financial transactions, email access, desktop synchronization, HTML, XML, SHTML, WAP and other Web-based functions that are enabled on devices running the Halomail software client. These assets are still in place, however the pursuit of commercial application has been suspended indefinitely by the Company.

On June 5, 2007 Planet Halo launched its first wireless broadband network designed for subscription access to the Internet. The second such network was completed in Ventura, California during the 2007-2008 fiscal year. Planet Halo is also exploring new opportunities as they may evolve by expanding into the area of broadcast radio. By providing audio broadcasts via satellite, WiFi networks and the Internet to the public audience, Planet Halo expects to be able to earn advertising revenues for paid “spots” occurring during the broadcasts. Although the business is in its early growth phase, management expects to devote significant resources and hopes to earn revenues from this activity during the coming year.

On January 23, 2008 we acquired all of the outstanding and issued shares of Wireless Village, a privately held Nevada corporation based in Cleveland, Ohio. Wireless Village’s assets include computer hardware, software, domain names, existing radio site infrastructure, and expertise in designing, operating, managing and maintaining wireless and wired networks. Wireless Village also designs and hosts web sites for third party customers and provides a billing platform for Planet Halo’s subscribers to wireless Internet access. During March 2008 Wireless Village also began hosting the Music of Your Life web site and streaming the audio broadcast over the Internet via the “Music of Your Life” website links.

By acquiring Wireless Village certain economies have been realized by elimination of outsourced network design, installation and billing functions for the Planet Halo networks. Additionally, Wireless Village operates a wireless and wired Internet access network from their location in Cleveland, Ohio providing for other sources of revenue in the future.

Governmental Approval of Principal Products. No governmental approval is required in the U.S. for Concierge's products.

Government Regulations. There are governmental regulations in the U.S. that apply to Concierge's use of the electromagnetic spectrum; however, no license or approvals are required.

Dependence on Major Customers and Suppliers. Concierge does not anticipate that it will be dependent on any major customers or suppliers.

Seasonality. There should be no seasonal aspect to Concierge’s business other than possible increased sales anticipated in the summer months associated with increased vacation travel and the desire for remote communications by Internet users.

Research and Development. Concierge expended no funds on research and development in 2008.

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

Number of Employees. On June 30, 2008, we employed no persons full time and no persons part time.

ITEM 2.

PROPERTIES.

We own no plants or real property. Investment in the wireless infrastructure equipment of Planet Halo is approximately $38,500.

Facilities

Our office facilities, including those of Planet Halo are now co-located with those of our subsidiary, Wireless Village, at 3615 Superior Ave., Suite 3100A, Cleveland, Ohio 44144. Although Wireless Village has a lease expiring April 30, 2010, Concierge has no separate lease arrangement. We pay no rent to Wireless Village. Should additional space be needed, there is ample office space available in the vicinity at competitive prices.

Planet Halo has no separate office facilities.

ITEM 3.

LEGAL PROCEEDINGS.

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

As of September 22, 2008, Brookside has not attempted to enforce its judgment. As of September 22, 2008, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding that a governmental authority is contemplating.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of our company during fiscal year 2008 through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2007 and 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Calendar 2006
3rd Qtr.	0.011	0.005
4th Qtr	0.019	0.005

Calendar 2007
1st Qtr.	0.015	0.005
2nd Qtr.	0.021	0.002
3rd Qtr.	0.022	0.006
4th Qtr	0.0135	0.006

Calendar 2008
1st Qtr	0.013	0.006
2nd Qtr	0.012	0.0042

Holders

On June 30, 2008 there were approximately 343 holders of record of our common stock.

Dividends

We have had no earnings and have declared no dividends on our capital stock. Under Nevada law, a company - such as our company - can pay dividends only

•

from retained earnings, or

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

Our company sold the following shares of its common stock during the last three years without registering the shares:

Date	No. of Shares	Name of Purchaser	Type of Consideration	Value of Consideration
November 1, 2006	5,000,000	Ryan Consult Ltd	Services	$ 25,000
June 22, 2007	3,003,003	Marc Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Douglas Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Paul Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Ryan Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Michael Phelps	Cash	$ 10,000
June 22, 2007	3,003,003	Jacquie Carter	Cash	$ 10,000
June 22, 2007	3,003,003	Ryan White	Cash	$ 10,000
June 22, 2007	3,003,003	Wiles Trust	Cash	$ 10,000
June 22, 2007	3,003,003	Starmaker Products LLC	Cash	$ 10,000
June 22, 2007	3,003,003	920280 Alberta Ltd	Cash	$ 10,000
January 24, 2008	909,090	Michael Phelps	Cash	$ 10,000

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

No equity of Concierge is subject to outstanding options or warrants to purchase. The following shares of Series A Convertible, Voting, Preferred Stock were issued on January 28, 2008 in connection with our acquisition of Wireless Village. Each share of Series A Convertible, Voting, Preferred Stock is convertible into 5 shares of common stock and carries a vote equal to 5 shares of common stock in all matters brought before the shareholders for vote.

Series A Convertible, Voting, Preferred Stock

5,000,000 shares issued

Date	No. of Shares	Shareholder
1/28/08	930,000	Daniel Britt
1/28/08	390,000	David Neibert
1/28/08	390,000	Marc Angell
1/28/08	206,186	Jan A. and Gail A. Carter
1/28/08	412,371	Mark Triebold
1/28/08	60,000	Thomas Letourneau
1/28/08	60,000	Michael Ager
1/28/08	103,093	Joseph G. Gallo
1/28/08	41,237	Harold Armstrong
1/28/08	206,186	Martin Marietta
1/28/08	1,120,928	Harvey Trifler
1/28/08	1,080,000	Bill Robb

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to expand the business of Planet Halo and Wireless Village by doing the following:

•

constructing additional wireless networks, implementing an advertising campaign, and acquiring paying subscribers to the service,

•

develop and maintain a comprehensive web presence through an Internet-based portal designed for social networking and local advertising,

•

expand our involvement in the business of streaming audio over the Internet and associations with affiliate radio stations,

•

engage the assistance of our directors and outside consultants to aggressively pursue financing options and possible acquisition targets in the field of wireless communications and services offered via the Internet.

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

On January 23, 2008, our company acquired all of the issued and outstanding shares of Wireless Village, a Nevada privately held corporation based in Cleveland, Ohio. The purchase price was paid in shares of a newly authorized Series A Convertible, Voting, Preferred stock. Wireless Village had been providing services to Planet Halo related to the design, maintenance and support of our wireless networks operating in Marina del Rey and Ventura, CA. With the acquisition of Wireless Village we now also have a wireless network operating in the Cleveland, OH area and have acquired the computer hardware, software, telecom facilities and office space required to operate the business independent of outside sources.

Planet Halo and Wireless Village operate their wireless networks in California and Ohio with Wireless Village providing technical support, customer service, subscription billing service and strategic planning. In addition, Wireless Village has launched web portals for each area designed specifically for local Internet users. Each of the future markets will have its own local portal for social networking. The portals offer chat rooms, games, local news, local advertising, local events and postings by local businesses intended only for residents and visitors to the area. The company hopes to gain advertising revenue from the portal as well as increased awareness in the community that translates into heightened subscription levels.

On January 14, 2008, the company embarked on a new endeavor to develop a presence in the affiliate radio business by providing satellite receivers to affiliate broadcast radio stations who would air our play list format in exchange for airtime on their local stations. Wireless Village compiles the play lists, maintains the website (www.musicofyourlife.com) and provides a streaming audio via the Internet. As of June 30, 2008, we have incurred approximately $11,000 of capital expenses, accrued approximately $21,000 of equipment lease and interest expense and expended approximately 4 man-months of labor toward this business and continue to pursue its growth. As of June 1, 2008, the daily operations of the affiliate network, and their associated costs, have been handed off to a third party; however, Wireless Village continues to provide backend technical support, server space, bandwidth, and streaming audio functions to the business and invoices for their time at nominal rates. It is unclear as of June 30, 2008 if the company will be successful in financing this opportunity in the near future, or will seek to sell its investment to a third party. As of June 30, 2008 no revenues have been earned from this endeavor.

On February 1, 2008, with the acquisition of Wireless Village then completed, we moved the corporate offices of our company to those of Wireless Village at 3615 Superior Ave., Suite 3100A, Cleveland, OH 44144. The Wallen Group. a general partnership headed by our Chief Executive Officer, David Neibert, handles our daily administrative tasks from its location in West Hills, CA. Although we have in the past rendered payment in the form of shares of stock for our administrative tasks, we do not currently pay rent to Wireless Village and we have no agreement in place for the services being provided by Mr. Neibert or his staff.

As of June 30, 2008, Concierge had no paid employees and no fixed overhead. Our operating costs were kept at a minimum with limited commitments for telephone, the cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. Fixed overhead of our operating subsidiaries was also kept a minimum level with rent, web hosting, telephone, Internet access, insurance and utilities being the only significant costs. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo and Wireless Village transactions. We have deployed approximately $38,500 worth of radio and computer infrastructure equipment to remote locations as required to operate the wireless networks in addition to what was already in place with the acquisition of Wireless Village. Our CEO, the president of Planet Halo, the officers of Wireless Village, and our directors are continuing to provide services without cash compensation. There are no guarantees that our officers and directors will continue in these capacities without compensation for an indefinite period of time.

Liquidity

Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock in exchange for cash. With the acquisition of Wireless Village we also acquired approximately $30,000 in cash. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

Although our management is continuing to provide services to the Company for the near term without cash compensation, we will still require additional funding to maintain the corporation. With the acquisition of Wireless Village there are added demands for operating capital if we are to continue to construct the wireless networks. The Company has been aggressively pursuing financing for the funding of the wireless project. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. If the financing is not available, Planet Halo may not be able to proceed with its planned development of broadcast radio, and Wireless Village may not be able to afford further expansion of the wireless networks. In the event financing is not completed, our funds will be exhausted at some point and continuing operations may be impossible without increased operating profits from the existing wireless network infrastructure.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•

an obligation under a guarantee contract,

•

a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•

an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

•

an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the company appear as follows:

Report of Independent Registered Public Accounting Firm	10
Consolidated Balance Sheet, June 30, 2008	11
CConsolidated Statements of Operations, Years Ended June 30, 2008 and 2007 and the Period from September 20, 1996 (Inception) to June 30, 2008	12
SStatements of Changes in Stockholders’ Equity (Deficit), September 20, 1996 (Inception) to June 30, 2008	13
CConsolidated Statements of Cash Flows, Years Ended June 30, 2008 and 2007 and the Period from September 20, 1996 (Inception) to June 30, 2008	14
Notes to Financial Statements	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Concierge Technologies, Inc. and subsidiaries (a development stage company) as of June 30,2008 and the related  statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended June 30, 2008 and for the period from September 20, 1996 (inception), to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc., and subsidiaries as of June 30, 2008 and the results of its operations, stockholders deficit and cash flows for each of the two years in the period ended June 30, 2008 and from September 20, 1996 (inception), to June 30, 2008, in conformity with accounting principles generally accepted in the United

States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has accumulated deficit of $4,221,961 at June 30, 2008 including a net loss of $350,866 during the year ended June 30, 2008. These factors as discussed in Note 4 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
October 8, 2008

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED BALANCE SHEET

June 30, 2008

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$5,820
Account Receivable	1,339
Inventory	196
Total current assets	7,355

Property and Equipment, net	32,754

Total Assets	$40,109

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$298,595
Advance subscription	1,380
Due to related party	2,742
Notes payable - related parties	160,692
Total current liabilities	463,409

COMMITMENT

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none outstanding	5,000
Common stock, $.001 par value; 190,000,000 shares authorized; issued and outstanding 178,231,867	178,232
Additional paid in capital	3,615,428
Deficit accumulated during the development stage	(4,221,961)
Total stockholders' deficit	(423,301)
Total Liabilities and Stockholders' Deficit	$40,109

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

			For The Period From September 20, 1996 (Inception) to June 30, 2008
	For the Twelve Month Periods Ended
	June 30, 2008	2007
NET REVENUE	$14,198	$—	$14,198

COST OF REVENUE	38,446	—	38,446

GROSS LOSS	(24,248)	—	(24,248)

COSTS AND EXPENSES
Product Launch Expenses	—	—	1,077,785
Impairment of Goodwill	207,940	—	1,196,383
General & Administrative Expenses	106,265	77,105	1,655,240
TOTAL COSTS AND EXPENSES	314,205	77,105	3,929,408

OTHER INCOME (EXPENSES)
Other Income	74	54	241
Interest expense	(11,688)	(11,024)	(22,712)
Unallocated accrued expenses reversed	—	150,123	150,123
Settlement Income/(Loss)	—	—	52,600
Loss on debt settlement	—	(23,033)	(23,033)
Litigation Settlement	—	—	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(11,614)	116,120	22,219
			—
NET LOSS BEFORE INCOME TAXES	(350,066)	39,014	(3,931,436)
			—
Provision of Income Taxes	800	800	12,000
			—
NET LOSS	$(350,866)	$38,214	$(3,943,436)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	188,264,248	143,950,356

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$0.00

———————

*

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti dilutive.

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

	Preferred stock		Common Stock					Common Stock
	Number of	Par	Number of	Par	Additional	Shares	Stockholders'	Subject to
	shares	value	shares	value	paid in capital	to be issued	deficit	Contingency
Common Stock issued for cash
through June 30, 1997	—	—	176,306	$1,763	$106,162	$—	$107,925	$—

Common stock issued for services
through June 30, 1997	—	—	621,545	6,215	—	—	6,215	—

Net loss through June 30, 1997	—-	—	—	—	—	—	0	—

Balance at June 30, 1997	—	—	797,851	7,978	106,162	—	114,140	—

Common Stock issued for cash
in the year ended June 30, 1998	—	—	137,475	1,375	194,650	—	196,025	—

Common stock issued for services
in the year ended June 30, 1998	—	—	22,550	226	—	—	226	—

Net loss for the year ended June 30, 1998	—	—	—	—	—	—	0	—

Balance at June 30, 1998	—	—-	957,876	9,579	300,812	—	310,391	—

Common Stock issued for cash
in the year ended June 30, 1999	—	—-	208,000	—	—	—	—	60,996

Common stock issued for services
in the year ended June 30, 1999	——	—	450	—	—	—	—	4

Net loss for the year ended June 30, 1999	—	—	—	—	—	—	0	—

Balance at June 30, 1999	—	—	1,166,326	9,579	300,812	—	310,391	61,000

Acquisition and retirement of Common shares	—	—	(262,000)	(2,620)	—	—	(2,620)	—

Common Stock issued for cash
in the year ended June 30, 2000	—	—	117,184	—	# —	—	—	202,061

Common stock issued for services
in the year ended June 30, 2000	—	—	354,870	—	—	—	—	3,549

Post acquisition stock subscription funds
received net of costs & expenses of $79,710	—	—	—	—	—	—	—	—

Net loss for the year ended June 30, 2000	—	—	—	—	—	—	0	—

Balance at June 30, 2000	—	—	1,376,380	6,959	300,812	—	307,771	266,610

Post acquisition stock subscription funds
received	—	—	—	—	—	—	—	—

Net loss for the year ended June 30, 2001	—	—	—	—	—	—	0	—

Balance at June 30, 2001	—	—	1,376,380	6,959	300,812	—	307,771	266,610

Recapitalization upon merger	—	—	118,681,333	113,099	(300,812)	—	(187,713)	—

Stock subscription received for 500,000 shares	—	—	—	—	—	29,983	29,983	—

Stock issued for services	—	—	2,532,581	119,031	—	—	119,031	—

Stock to be issued for services-3,275,472 shares	—		—	—	—	153,947	153,947	—

Adjustment to paid in capital on merger	—	—		(116,499)	116,499	—	—	—

The accompanying notes are an integral part of these audited financial statements.

Net loss for the year ended June 30, 2002	—	—	—	—	—	—	0	—

Balance at June 30, 2002	—	—	122,590,294	122,590	116,499	183,930	423,019	266,610

Stock issued for subscription received in the prior year	—	—	500,000	500	29,483	(29,983)	—	—

Stock issued for services included in the prior period	—	—	3,275,472	3,275	150,672	(153,947)	—	—

Forfeiture of stock subscription			—	—	10,000	—	10,000	—

Cancellation of over issued shares on recapitalization	—	—	(73,017)	—	—	—	—	—

Net loss for the year ended June 30, 2003	—	—	—	—	—	—	0	—

Balance at June 30, 2003	—	—	126,292,749	126,365	306,654	—	433,019	266,610

Adjustment to par value	—	—	—	(72)	72	—	—	—

Issuance of shares for cash	—	—	2,000,000	2,000	18,000	—	20,000	—

Issuance of shares for services	—	—	4,000,000	4,000	212,000	—	216,000	—

Issuance of shares for acquisition of Planet Halo	—	—	9,999,998	10,000	490,000	—	500,000	—

Net loss for the year ended June 30, 2004	—	—	—	—	—	—	0	—

Balance at June 30, 2004	—	—	142,292,747	142,293	1,026,726	—	1,169,019	266,610

Reclassify contingent liabilities to Additional Paid In Capital	—	—	—	—	1,929,900	—	1,929,900	(266,610)

Net loss for the year ended June 30, 2005	—	—	—	—	—	—	0	—

Balance at June 30, 2005	—	—	142,292,747	142,293	2,956,626	—	3,098,919	—

Loans converted to Paid in Capital	—	—	—	—	281,708	—	281,708	—

Net loss for the year ended June 30, 2006	—	—	—	—	—	—	0	—

Balance at June 30, 2006	—	—	142,292,747	142,293	3,238,334	—	3,380,627	—

Issuance of shares for services	—	—	5,000,000	5,000	30,000	—	35,000	—

Issuance of shares for cash	—	—	27,027,027	27,027	62,973	—	90,000	—

Issuance of shares for debt settlement	—	—	3,003,003	3,003	30,030	—	33,033	—

Net income for the year ended June 30, 2007	—	—	—	—	—	—	0	—

Balance at June 30, 2007	—	—	177,322,777	177,323	3,361,337	—	3,538,664	—

Net loss for the periods ended June 30, 2008	—	—	—	—	—	—	—

Shares issued for cash	—	—	909,090	909	9,091	—	10,000

Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	—	—	245,000	—	250,000

Balance at June 30, 2008	5,000,000	$5,000	178,231,867	$178,232	$3,615,428	$—	$3,798,664	$—

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

			September 20, 1996
			(inception) to
	2008	2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350,866)	$38,214	$(3,943,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Goodwill/Asset	207,940	—	950,583
Depreciation and amortization	9,140	308	22,603
Stock issued for services	—	35,000	531,352
Loss on settlement of debts	—	23,033	23,033
Unallocated accrued expense reversed	—	-150,123	(150,123)
Decrease in current assets:
AR	(1,339)		(1,339)
Inventory	(196)	-	(245,996)
Increase (decrease) in current liabilities:
Advance subscription	1,380		1,380
Accounts payable & Accrued expense	45,162	5,658	369,259
Net cash used in operating activities	(88,779)	(47,910)	(2,442,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	31,509	—	34,421
Note receivable - related party	18,192	—	(81,808)
Purchase of equipment	(11,730)	(30,471)	(55,111)
Net cash provided by (used in) investing activities	37,970	(30,471)	(102,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party	31,569	(23,190)	8,218
Proceeds from Issuance of Shares	10,000	90,000	687,007
Proceeds from stock subscription forfeited	—	—	10,000
Proceeds from advance subscriptions	—	—	1,772,983
Costs and expenses of advance subscriptions	—	—	(79,710)
Proceeds from (payments to) related party loans	—	22,749	152,500
Net cash provided by financing activities	41,569	89,559	2,550,999

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(9,240)	11,178	5,820

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	15,060	3,882	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,820	$15,060	$5,820

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

On October 30, 2007 the Company entered into a definitive Stock Purchase Agreement to acquire all of the issued and outstanding shares of privately held Wireless Village, a Nevada corporation based in Cleveland, Ohio. The transaction closed and the purchase price was paid with 5,000,000 shares of a new class of stock, Series A Convertible, Voting, Preferred Stock, $0.001 par value, issued pro-rata to the shareholders of Wireless Village on January 23, 2008.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2008 the Company has issued and outstanding 5,000,000 shares of Series A Convertible, Voting, Preferred stock. These shares are convertible into 25,000,000 shares of common stock subject to certain conditions. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. There are no other dilutive securities outstanding.

REVENUE RECOGNITION

The company did not earn any revenue related to the PCA product or software since inception through June 30, 2008 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the 12-month periods ending June 30, 2007 and 2008, subscription sales for Planet Halo were recorded as $54 and $11,298, respectively, and unearned, advance subscriptions, as $0 and $568, respectively.

The company occasionally purchases consumer hardware for configuration prior to release to subscribers. These items are listed in inventory and, when sold, recorded as hardware sales. These amounts are expected to remain insignificant. Hardware sales for the 12-month period ending June 30, 2008 totaled $180. Inventory at the end of the period totaled $196 and is included as part of other current assets as the amount is not significant.

The Company, through Wireless Village, has also begun selling technical support services, wired circuits, web hosting and subscription to Internet access on similar terms as those of Planet Halo. Accounting for these revenues is as described for Planet Halo in the preceding paragraph within this section. Advanced, unearned, subscriptions of web hosting and Internet access were recorded at $1,380 as of June 30, 2008.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

3.

RECENT PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51”. The objective of this statement is to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the 12-month period ended June 30, 2008. The Company has accumulated a deficit of $4,221,961 and a net loss of $350,866 during the 12-month period ended June 30, 2008. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the 12-month period ended June 30, 2008, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (iv) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.

DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the Chief Executive Officer and director of the Company, maintains an administrative account for the Company. A balance is owed to Wallen Group amounting to $2,742 as of June 30, 2008. The amount due to related party is due on demand, unsecured and interest free.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2008:

Accounts payable	$ 97,727
Professional fees	152,500
Interest payable	45,972
Other payable	2,396
Total	$298,595

7.

NOTES PAYABLE – RELATED PARTIES

  June 30,

Notes payable consisted of the following at                       2008

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

    20,000

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    15,000

Notes payable to a director and third party, interest rate of 4%,

Secured with Intellectual Property, draw downs permitted thru

December 31, 2008 and payable on February 15, 2009

    18,192

Total Notes Payable

$  160,692

The Company has recorded interest expenses, amounting to $11,688 and $11,024 for the 12-month periods ended June 30, 2008 and 2007, respectively.

8.

COMMON STOCK

On January 23, 2008 the Company sold 909,090 shares of its common stock to an individual accredited investor for $10,000 in cash.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

During the year ended June 30, 2008 and 2007 the Company did not pay any interest or income taxes.

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of its investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of its investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of June 30, 2008.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Planet Halo assets acquired and consideration for such assets is as follows:

Allocated amount

Cash

   $   2,912

Equipment, net

        245

Goodwill

     496,843

   $ 500,000

Consideration paid

10,000,000 shares of common stock

   $ 500,000

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

12.

ACQUISITION OF WIRELESS VILLAGE

On October 30, 2007 the Company and Wireless Village, a closely held Nevada corporation, entered into a Stock Purchase Agreement wherein the Wireless Village shareholders sold to Concierge their shares in exchange for shares of Concierge Technologies. The acquisition was completed on January 23, 2008 by issuance of 5,000,000 shares of a new class of preferred stock called Series A Convertible, Voting, Preferred Stock. Each share of preferred stock could be converted into 5 shares of common stock after 270 days from issue. Each share of Series A preferred stock carries 5 votes in all matters brought up to vote by the shareholders.

The Company issued the shares on a ratio of 2999.4 shares of the Company preferred stock to each share of Wireless Village stock. The shares were issued directly to the former shareholders of Wireless Village. The Company is now a sole shareholder of Wireless Village, a Nevada corporation.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The purchase price was determined in arms-length negotiations between the parties. The average price per share of the Company’s common stock was $0.01. Each share of preferred stock was valued at $0.05 resulting in a purchase price of $250,000. The assets acquired in this acquisition include without limitation computer hardware and goodwill. A summary of the Wireless Village assets acquired and the consideration for such assets is as follows:

Estimated Fair Values
Current Assets	$ 42,984
Assumed Liabilities	924
Net Assets Acquired	42,060
Consideration Paid	250,000
Goodwill	$ 207,940

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The operating results of Wireless Village have been consolidated with those of the Company beginning January 23, 2008. No pro-forma financial information has been presented as the operations of Wireless Village, before the acquisition, were insignificant.

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS No. 142 "Goodwill and Other Intangible Assets". Based on its assessment, the Company determined that goodwill resulting from the acquisition of Wireless Village amounted to $207,940 is fully impaired as of June 30, 2008.

13.

COMMITMENT

On January 18, 2008 the Company, through Planet Halo, entered the business of affiliate radio networking by leasing a number of digital satellite receivers from X-Digital for a term of 3 years under a standard lease agreement. Planet Halo also purchased one month of satellite service feed from Clear Channel Satellite Systems for the provision of a satellite uplink to broadcast to the affiliate network being created. Planet Halo intended to broadcast an adult standards play list of songs and shows recorded by recognized on-air personalities. The format is called “Music of Your Life”. As of June 1, 2008, Planet Halo delegated the daily operations and funding of the Music of Your Life network to a company established by Marc Angell, a member of the board of directors of Concierge Technologies. Mr. Angell has also assumed responsibility for the lease agreement with X-Digital thus limiting the risk to the Company at its current level as of June 30, 2008.

Planet Halo has funded the lease payments due for digital satellite receivers with a loan from third parties who now hold the Music of Your Life intellectual property owned by Concierge Technologies as collateral. In the event the Company is unable to fund the repayment of the loan it is at risk of losing the intellectual property to the note holders. As of June 30, 2008 Planet Halo owed $18,192 in principal and $276 of interest to the note holders (see section on “Notes Payable”). The agreement calls for the lenders to make monthly advances in principal of no less than $2,750 and interest to accrue at the annual rate of 4% on the outstanding principal. The note is due in full on or before February 15, 2009.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

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

Internal control over financial reporting.

Management’s annual report on internal control over financial reporting. The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant. Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission. All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors. The directors meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner. All filings of reports with the Commission are reviewed before filing by all directors.

Management assesses the company’s control over financial reporting at the end of its most recent fiscal year to be effective. It detects no material weaknesses in the company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Commission rules that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2008 that was not reported.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2008 and a description of the business experience of each.

Person	Offices	Office Held Since	Term of Office

David W. Neibert	C.E.O. and Director	2007	2010
James E. Kirk	Secretary and Director	1996	2010
Samuel Wu	Director	2002	2010
Allen E. Kahn	Chairman, CFO and Director	1996	2010
Patrick Flaherty	Director	2002	2010
Marc Angell	Director and President of Planet Halo	2004	2010
Pat Rodden	Director	2004	2010

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

David W. Neibert: Mr. Neibert has been the President and a director of Concierge Technologies since June 17, 2002 and CEO of Concierge since April 2007. Mr. Neibert is also the president of The Wallen Group, a general partnership providing consulting services to wireless communications companies and other high technology firms in development stages. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products (under the names “Midland”, “Securicor Wireless”, “Linear Modulation Technologies”, and others) globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. known as Roamer One. Intek Global Corporation was subsequently acquired by its majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, CA, Kansas City, MO, New York City, NY, and Sutton Surrey, England during period from 1992 – 1998 before locating The Wallen Group in Canoga Park, CA.

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

Conflicts of Interest

The officers and directors of the company will not devote more than a portion of their time to the affairs of the company. There will be occasions when the time requirements of the company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

The officers and directors of the company may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the company may in the future participate in business ventures, which could be deemed to compete directly with the company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company's officers or directors are involved in the management of any firm with which the company transacts business. The company's board of directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the board of directors could elect to change this policy, the board of directors has no present intention to do so. In addition, if the company and other companies with which the company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the '34 Act.

The company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the company and the company's other shareholders, rather than their own personal pecuniary benefit.

No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

•

bankruptcy,

•

criminal proceedings (excluding traffic violations and other minor offenses), or

•

proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•

Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

None of the directors holds any directorships in any company with a class of securities registered under the Exchange Act or subject to the reporting requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in certain legal proceedings. During the past five years, none of the directors has been involved in any of the following events:

•

A petition under the Federal bankruptcy law or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•

Engaging in any type of business practice; or

•

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

•

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

•

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended June 30, 2004 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 3615 Superior Ave., Suite 3100A, Cleveland, OH 44144.

Corporate Governance.

Security holder recommendations of candidates for the board of directors. Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years. The recommendation must be received by the company by March 9 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

Audit committee. We have no standing audit committee. Our directors perform the functions of an audit committee. Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only three director at present. None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

David Neibert, CEO	FY 2008	0	0	0	0
	FY 2007	0	0	0	0
Allen Kahn, Chairman and CFO	FY 2008	0	0	0	0
	FY 2007	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Neibert	0	0	0	0	0	0	0	0	0
Kahn	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Concierge received the following compensation in FY 2008 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
James F. Kirk	0	0	0	0	0	0	0
Samuel Wu	0	0	0	0	0	0	0
Allen E. Kahn	0	0	0	0	0	0	0
Patrick Flaherty	0	0	0	0	0	0	0
Marc Angell	0	0	0	0	0	0	0
Pat Rodden	0	0	0	0	0	0	0

Directors of the company receive no compensation for their services as directors.

Stock Options.

During the last two fiscal years, the officers and directors of Concierge have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the ownership, as of September 22, 2008 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock, by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned	Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	14,766,902	873%
Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437	10.3%
Polly Force Co., Ltd. 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	10,805,680 (1)	5.3%
Marc Angell 1313 Beachmont Street Ventura, CA 93001	11,164,003(4)	5.5%
Fiori Product Development 7760 Hellman Road Clinton, WA 98236	411,612 (2)	(2)
F. Patrick Flaherty 637 29th Street Manhattan Beach, CA 90266	2,100,000 (3)	1.0%
James E. Kirk 1401 Kirby, N.E. Albuquerque, NM 87112	3,383,291	1.7%
David W. Neibert 24028 Clarington Drive West Hills, CA 91304	3,489,100 (5)	1.7%
Officers and Directors as a Group (7 persons)	56,170,345 (6)	27.6%

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

(4)

Mr. Angell owns 9,214,003 shares of common stock. Additionally, Mr. Angell acquired 390,000 shares of Series A Convertible, Voting, Preferred stock with the acquisition of Wireless Village. Each of these shares are convertible into 5 shares of common stock, totaling 1,950,000 shares of common stock for which Mr. Angell is also the beneficial owner that have been included in this calculation.

(5)

Mr. Neibert and his two minor children collectively own 1,539,100 shares of common stock. Additionally, Mr. Neibert acquired 390,000 shares of Series A Convertible, Voting, Preferred stock with the acquisition of Wireless Village. Each of these shares are convertible into 5 shares of common stock, totaling 1,950,000 shares of common stock for which Mr. Neibert is also the beneficial owner that have been included in this calculation.

(6)

Total includes Series A Convertible, Voting, Preferred stock that can be converted into 3,900,000 shares of common stock held by Angell and Neibert. The stock held by Polly Force, Ltd. totaling 10,805,680 is not included.

There are no agreements between or among any of the shareholders that would restrict the issuance of shares in a manner that would cause any change in control of the company. There are no voting trusts, pooling arrangements or similar agreements in the place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near future.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

David Neibert, C.E.O. of the Company, and Marc Angell, a director, were also minority shareholders of the privately held company Wireless Village that was acquired by Concierge on January 23, 2008. Mr. Neibert and Mr. Angell each received 390,000 shares of Series A Convertible, Voting, Preferred stock in the transaction. Five million shares of Series A stock were issued in total. All matters related to the transaction were reviewed by the Chairman, Allen Kahn, and the board of directors when appropriate. The acquisition was treated as a third party, at-arms-length transaction, between the board of directors of Wireless Village, its shareholders, and the board of directors of Concierge. A complete audit of Wireless Village was conducted by our auditors, Kabani & Co., prior to the acquisition.

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

Fiscal Year ended June 30, 2008

$48,500

Fiscal Year ended June 30, 2007

$27,500

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2008

$-0-

Fiscal Year ended June 30, 2007

$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2008

$-0-

Fiscal Year ended June 30, 2007

$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2008

$-0-

Fiscal Year ended June 30, 2007

$-0-

Pre-Approval of Audit and Non-Audit Services.

The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit No.

Description

 2

-

Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

 2

-

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

31.1

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

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.

+Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.

++ Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for 10-30-07; Commission File No. 000-29913, incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

/s/ David W. Neibert

Date: October 14, 2008

By

 David W. Neibert, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David W. Neibert

Date: October 14, 2008

David W. Neibert, C.E.O. and Director

/s/ Allen E. Kahn

Date: October 14, 2008

Allen E. Kahn, Chief Financial Officer and Director

/s/ F.P. Flaherty

Date: October 14, 2008

F. Patrick Flaherty, Director

/s/ James E. Kirk

Date: October 14, 2008

James E. Kirk, Secretary and Director

/s/ Samuel C.H. Wu

Date: October 14, 2008

Samuel C.H. Wu, Director

/s/ Marc Angell

Date: October 14, 2008

Marc Angell, Director

/s/ Pat Rodden

Date: October 14, 2008

Pat Rodden, Director

CONCIERGE TECHNOLOGIES, INC.

Commission File No. 000-29913

Index to Exhibits to Form 10-K 06-30-08

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

Exhibit No.

Description

 2

-

Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

 2

-

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

31.1

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

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.

+Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.

++ Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for 10-30-07; Commission File No. 000-29913, incorporated herein.