Form 10-K/A
period 2008-06-30
CONCIERGE TECHNOLOGIES INC
filed 2008-10-24
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

AMENDMENT NO. 1

TO

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 178,231,867 shares of Common Stock, $0.001 par value, and 5,000,000 shares of Series A Convertible, Voting, Preferred Stock on September 22, 2008. Series A Preferred stock is convertible, under certain conditions, to 5 shares of common stock for each share of Series A Preferred stock. Each share of Series A Preferred stock votes as 5 shares of common stock ..

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

ITEM 1.

Description of Business

1

ITEM 2.

Properties

3

ITEM 3.

Legal Proceedings

3

ITEM 4.

Submission of Matters to a Vote of Security Holders

3

PART II

ITEM 5.

Market for Common Equity and Related Stockholder Matters and
Issuer Purchases of Equity Securities

4

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

7

ITEM 8.

Financial Statements and Supplementary Data

9

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

28

ITEM 9A(T).

Controls and Procedures

28

ITEM 9B.

Other Information

28

PART III

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

29

ITEM 11.

Executive Compensation

32

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

34

ITEM 13.

Certain Relationships and Related Transactions

35

ITEM 14.

Principal Accountant Fees and Services

35

PART IV

ITEM 15.

Exhibits, Financial Statement Schedules

36

i

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

			For The Period From September 20, 1996 (Inception) to June 30, 2008
	For the Twelve Month Periods Ended June 30,
	2008	2007
NET REVENUE	$14,198	$—	$14,198

COST OF REVENUE	38,446	—	38,446

GROSS LOSS	(24,248)	—	(24,248)

COSTS AND EXPENSES
Product Launch Expenses	—	—	1,077,785
Impairment of Goodwill	207,940	—	1,196,383
General & Administrative Expenses	106,265	77,105	1,655,240
TOTAL COSTS AND EXPENSES	314,205	77,105	3,929,408

OTHER INCOME (EXPENSES)
Other Income	74	54	241
Interest expense	(11,688)	(11,024)	(22,712)
Unallocated accrued expenses reversed	—	150,123	150,123
Settlement Income/(Loss)	—	—	52,600
Loss on debt settlement	—	(23,033)	(23,033)
Litigation Settlement	—	—	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(11,614)	116,120	22,219

NET LOSS BEFORE INCOME TAXES	(350,066)	39,014	(3,931,436)

Provision of Income Taxes	800	800	12,000

NET LOSS	$(350,866)	$38,214	$(3,943,436)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	188,264,248	143,950,356

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$0.00

———————

*

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti dilutive.

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders’ deficit	Advance Subscriptions	Common Stock Subject to Contingency
Common Stock issued for cash through June 30, 1997	—	—	176,306	$1,763	$106,162	$—	$—	$107,925	$—	$—

Common stock issued for services through June 30, 1997	—	—	621,545	6,215	—	—	—	6,215	—	—

Net loss through June 30, 1997	—	—	—	—	—	—	(96,933)	(96,933)	—	—

Balance at June 30, 1997	—	—	797,851	7,978	106,162	—	(96,933)	17,207	—	—

Common Stock issued for cash in the year ended June 30, 1998	—	—	137,475	1,375	194,650	—	—	196,025	—	—

Common stock issued for services in the year ended June 30, 1998	—	—	22,550	226	—	—	—	226	—	—

Net loss for the year ended June 30, 1998	—	—	—	—	—	—	(283,891)	(283,891)	—	—

Balance at June 30, 1998	—	—	957,876	9,579	300,812	—	(380,824)	(70,433)	—	—

Common Stock issued for cash in the year ended June 30, 1999	—	—	208,000	—	—	—	—	—	—	60,996

Common stock issued for services in the year ended June 30, 1999	—	—	450	—	—	—	—	—	—	4

Net loss for the year ended June 30, 1999	—	—	—	—	—	—	(89,919)	(89,919)	—	—

Balance at June 30, 1999	—	—	1,166,326	9,579	300,812	—	(470,743)	(160,352)	—	61,000

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders’ deficit	Advance Subscriptions	Common Stock Subject to Contingency
Balance at June 30, 1999	—	—	1,166,326	9,579	300,812	—	(470,743)	(160,352)	—	61,000

Acquisition and retirement of Common shares	—	—	(262,000)	(2,620)	—	—	—	(2,620)	—	—

Common Stock issued for cash in the year ended June 30, 2000	—	—	117,184	—	—	—	—	—	—	202,061

Common stock issued for services in the year ended June 30, 2000	—	—	354,870	—	—	—	—	—	—	3,549

Post acquisition stock subscription funds received net of costs & expenses of $79,710	—	—	—	—	—	—	—	—	1,175,790	—

Net loss for the year ended June 30, 2000	—	—	—	—	—	—	(986,986)	(986,986)	—	—

Balance at June 30, 2000	—	—	1,376,380	6,959	300,812	—	(1,457,729)	(1,149,958)	1,175,790	266,610

Post acquisition stock subscription funds received	—	—	—	—	—	—	—	—	487,500	—

Net loss for the year ended June 30, 2001	—	—	—	—	—	—	(544,080)	(544,080)	—	—

Balance at June 30, 2001	—	—	1,376,380	6,959	300,812	—	(2,001,809)	(1,694,038)	1,663,290	266,610

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders’ deficit	Advance Subscriptions	Common Stock Subject to Contingency
Balance at June 30, 2001	—	—	1,376,380	6,959	300,812	—	(2,001,809)	(1,694,038)	1,663,290	266,610

Recapitalization upon merger	—	—	118,681,333	113,099	(300,812)	—	(278,527)	(466,240)	—	—

Stock subscription received for 500,000 shares	—	—	—	—	—	29,983		29,983	—	—

Stock issued for services	—	—	2,532,581	119,031	—	—	—	119,031	—	—

Stock to be issued for services-3,275,472 shares	—	—	—	—	—	153,947	—	153,947	—	—

Adjustment to paid in capital on merger	—	—	—	(116,499)	116,499	—	—	—	—	—

Net loss for the year ended June 30, 2002	—	—	—	—	—	—	(478,229)	(478,229)	—	—

Balance at June 30, 2002	—	—	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

Stock issued for subscription received in the prior year	—	—	500,000	500	29,483	(29,983)	—	—	—	—

Stock issued for services included in the prior period	—	—	3,275,472	3,275	150,672	(153,947)	—	—	—	—

Forfeiture of stock subscription			—	—	10,000	—	—	10,000	—	—

Cancellation of over issued shares on recapitalization	—	—	(73,017)	—	—	—	—	—	—	—

Net loss for the year ended June 30, 2003	—	—	—	—	—	—	(47,272)	(47,272)	—	—

Balance at June 30, 2003	—	—	126,292,749	126,365	306,654	—	(2,805,837)	(2,372,818)	1,663,290	266,610

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders’ deficit	Advance Subscriptions	Common Stock Subject to Contingency
Balance at June 30, 2003	—	—	126,292,749	126,365	306,654	—	(2,805,837)	(2,372,818)	1,663,290	266,610

Adjustment to par value	—	—	—	(72)	72	—	—	—	—	—

Issuance of shares for cash	—	—	2,000,000	2,000	18,000	—	—	20,000	—	—

Issuance of shares for services	—	—	4,000,000	4,000	212,000	—	—	216,000	—	—

Issuance of shares for acquisition of Planet Halo	—	—	9,999,998	10,000	490,000	—	—	500,000	—	—

Net loss for the year ended June 30, 2004	—	—	—	—	—	—	(514,639)	(514,639)	—	—

Balance at June 30, 2004	—	—	142,292,747	142,293	1,026,726	—	(3,320,476)	(2,151,457)	1,663,290	266,610

Reclassify contingent liabilities to Additional Paid In Capital	—	—	—	—	1,929,900	—	—	1,929,900	(1,663,290)	(266,610)

Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(544,284)	(544,284)	—	—

Balance at June 30, 2005	—	—	142,292,747	142,293	2,956,626	—	(3,864,761)	(765,841)	—	—

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders’ deficit	Advance Subscriptions	Common Stock Subject to Contingency
Balance at June 30, 2005	—	—	142,292,747	142,293	2,956,626	—	(3,864,761)	(765,841)	—	—
Loans converted to Paid in Capital	—	—	—	—	281,708	—	—	281,708	—	—

Net loss for the year ended June 30, 2006	—	—	—	—	—	—	(44,552)	(44,552)	—	—

Balance at June 30, 2006	—	—	142,292,747	142,293	3,238,334	—	(3,909,313)	(528,686)	—	—

Issuance of shares for services	—	—	5,000,000	5,000	30,000	—	—	35,000	—	—

Issuance of shares for cash	—	—	27,027,027	27,027	62,973	—	—	90,000	—	—

Issuance of shares for debt settlement	—	—	3,003,003	3,003	30,030	—	—	33,033	—	—

Net income for the year ended June 30, 2007	—	—	—	—	—	—	38,214	38,214	—	—

Balance at June 30, 2007	—	—	177,322,777	177,323	3,361,337	—	(3,871,095)	(332,434)	—	—

Net loss for the periods ended June 30, 2008	—	—	—	—	—	—	(350,866)	(350,866)

Shares issued for cash	—	—	909,090	909	9,091	—	—	10,000

Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	—	—	245,000	—	—	250,000	—	—

Balance at June 30, 2008	5,000,000	$5,000	178,231,867	$178,232	$3,615,428	$—	$(4,221,961)	$(423,301)	$—	$—

The accompanying notes are an integral part of these audited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2008

			September 20, 1996 (inception) to June 30, 2008

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350,866)	$38,214	$(3,943,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Goodwill/Asset	207,940	—	950,583
Depreciation and amortization	9,140	308	22,603
Stock issued for services	—	35,000	531,352
Loss on settlement of debts	—	23,033	23,033
Unallocated accrued expense reversed	—	-150,123	(150,123)
Decrease in current assets:
AR	(1,339)		(1,339)
Inventory	(196)	—	(245,996)
Increase (decrease) in current liabilities:
Advance subscription	1,380		1,380
Accounts payable & Accrued expense	45,162	5,658	369,259
Net cash used in operating activities	(88,779)	(47,910)	(2,442,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	31,509	—	34,421
Note receivable - related party	18,192	—	(81,808)
Purchase of equipment	(11,730)	(30,471)	(55,111)
Net cash provided by (used in) investing activities	37,970	(30,471)	(102,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party	31,569	(23,190)	8,218
Proceeds from Issuance of Shares	10,000	90,000	687,007
Proceeds from stock subscription forfeited	—	—	10,000
Proceeds from advance subscriptions	—	—	1,772,983
Costs and expenses of advance subscriptions	—	—	(79,710)
Proceeds from (payments to) related party loans	—	22,749	152,500
Net cash provided by financing activities	41,569	89,559	2,550,999

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(9,240)	11,178	5,820

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	15,060	3,882	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,820	$15,060	$5,820

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.

RECENT PRONOUNCEMENTS (Continued)

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

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2008:

Accounts payable	$97,727
Professional fees	152,500
Interest payable	45,972
Other payable	2,396
Total	$298,595

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at	June 30, 2008
Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2006 (past due)	35,000
Notes payable to director/shareholder, non-interest bearing
unsecured and payable on demand	8,500
Notes payable to shareholder, interest rate of 10%, unsecured,
and payable on July 31, 2004 (past due)	5,000
Notes payable to shareholder, interest rate of 10%, unsecured
and payable on October 1, 2004 (past due)	28,000
Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2004 (past due)	14,000
Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)	3,500
Notes payable to shareholder, interest rate of 8%, unsecured
and payable on October 1, 2005 (past due)	20,000
Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006 (past due)	5,000
Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on June 1, 2006 (past due)	5,000
Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on February 1, 2006 (past due)	2,500
Notes payable to director/shareholder, interest rate of 6%,
Unsecured and payable on September 1, 2007 (past due)	1,000
Notes payable to shareholder, interest rate of 8%, unsecured
and payable on November 1, 2007 (past due)	15,000
Notes payable to a director and third party, interest rate of 4%,
Secured with Intellectual Property, draw downs permitted thru
December 31, 2008 and payable on February 15, 2009	18,192
Total Notes Payable	$160,692

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

11.

ACQUISITION & IMPAIRMENT OF INTANGIBLE ASSET (Continued)

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

Estimated Fair Values
Current Assets	$42,984
Assumed Liabilities	924
Net Assets Acquired	42,060
Consideration Paid	250,000
Goodwill	$207,940

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

Name and Address of Beneficial Owner	Amount Owned		Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	14,766,902		7.3%
Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437		10.3%
Polly Force Co., Ltd. 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	10,805,680	(1)	5.3%
Marc Angell 1313 Beachmont Street Ventura, CA 93001	11,164,003	(4)	5.5%
Fiori Product Development 7760 Hellman Road Clinton, WA 98236	411,612	(2)	(2)
F. Patrick Flaherty 637 29th Street Manhattan Beach, CA 90266	2,100,000	(3)	1.0%
James E. Kirk 1401 Kirby, N.E. Albuquerque, NM 87112	3,383,291		1.7%
David W. Neibert 24028 Clarington Drive West Hills, CA 91304	3,489,100	(5)	1.7%
Officers and Directors as a Group (7 persons)	56,170,345	(6)	27.6%

———————

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

CONCIERGE TECHNOLOGIES, INC.

/s/ David W. Neibert
Date: October 23, 2008 By __________________________________________
David W. Neibert, President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ David W. Neibert
Date October 23, 2008 __________________________________________
David W. Neibert, C.E.O. and Director
/s/ Allen E. Kahn
Date October 23, 2008 __________________________________________
Allen E. Kahn, Chief Financial Officer and Director
/s/ F.P. Flaherty
Date October 23, 2008 __________________________________________
F. Patrick Flaherty, Director
/s/ James E. Kirk
Date October 23, 2008 __________________________________________
James E. Kirk, Secretary and Director
/s/ Samuel C.H. Wu
Date October 23, 2008 __________________________________________
Samuel C.H. Wu, Director
/s/ Marc Angell
Date October 23, 2008 __________________________________________
Marc Angell, Director
/s/ Pat Rodden
Date October 23, 2008 __________________________________________
Pat Rodden, Director

CONCIERGE TECHNOLOGIES, INC.

Commission File No. 000-29913

Index to Exhibits to Amendment No. 1 to Form 10-K 06-30-08

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