Form 10-Q
period 2008-09-30
CONCIERGE TECHNOLOGIES INC
filed 2008-11-19
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-29913

———————

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	95-4442384
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2008, there were 178,231,867 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Item 2.     Plan of Operation

17

Item 4.     Controls and Procedures

18

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities

19

Item 5.     Other Information

19

Item 6.     Exhibits

20

SIGNATURES

21

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Page

Balance Sheet September 30, 2008 (Unaudited)

2

Consolidated Statements Of Operations For The Three Month Periods Ended September 30, 2008
And 2007 And For The Period From September 20, 1996 (Inception) To
September 30, 2008 (Unaudited)

3

Consolidated Statements Of Changes In Stockholders' Deficit For The Three Month Periods Ended
September 30, 2008 And For The Period From September 20, 1996 (Inception)
To September 30, 2008

4

Consolidated Statements Of Cash Flows For The Three Month Periods Ended September 30, 2008
And 2007 And For The Period From September 20, 1996 (Inception) To September 30, 2008
(Unaudited)

7

Notes To Unaudited Consolidated Financial Statements

8

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED BALANCE SHEET
September 30, 2008
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$11,402
Account Receivable, net	2,342
Due from Related Party	21,687
Inventory	196
Total current assets	35,627

Property and Equipment, net	29,766

Total Assets	$65,393

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$291,614
Sales paid in advance	597
Notes payable - related parties	160,692
Shares to be issued	50,000
Total current liabilities	502,904

STOCKHOLDERS' DEFICIT:
Preferred Stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued	5,000
Series B: 1,000,000 shares authorized, none issued
Common stock, $0.001 par value; 190,000,000 shares	––
authorized; issued and outstanding 178,231,867	178,232
Additional paid-in capital	3,615,448
Deficit accumulated during the development stage	(4,236,191)
Total stockholders' deficit	(437,511)
Total Liabilities and Stockholders' Deficit	$65,393

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

	For the Three Month Periods Ended		For The Period From September 20, 1996 (Inception) to September 30, 2008
	September 30,
	2008	2007
NET REVENUE	$6,556	$875	$20,754

Cost of Revenue	8,464	7,831	46,910

GROSS PROFIT	(1,908)	(6,956)	(26,156)

COSTS AND EXPENSES
Product Launch Expenses	––	––	1,077,785
Impairment of Assets	––	––	1,196,383
General & Administrative Expenses	8,652	27,410	1,663,891
TOTAL COSTS AND EXPENSES	8,652	27,410	3,938,060

OTHER INCOME (EXPENSES)
Other Income	––	––	241
Interest Expense	(2,869)	––	(25,581)
Unallocated accrued expenses reversed	––	––	150,123
Settlement Income/(Loss)	––	––	52,600
Loss on debt settlement	––	––	(23,033)
Litigation Settlement	––	––	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(2,869)	––	19,351

NET LOSS BEFORE INCOME TAXES	(13,430)	(34,366)	(3,944,865)

Provision of Income Taxes	800	800	12,800

NET LOSS	$(14,230)	$(35,166)	$(3,957,665)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	203,231,867	177,322,777

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

———————

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred stock		Common Stock							Common Stock
	Number of	Par	Number of	Par	Additional	Shares	Accumulated	Stockholders'	Advance	Subject to
	shares	value	shares	value	paid in capital	to be issued	Deficit	deficit	Subscriptions	Contingency
Common Stock issued for cash through June 30, 1997	-	-	176,306	$1,763	$106,162	$-	$-	$107,925	$-	$-

Common stock issued for services through June 30, 1997	-	-	621,545	6,215	-	-	-	6,215	-	-

Net loss through June 30, 1997	-	-	-	-	-	-	(96,933)	(96,933)	-	-

Balance at June 30, 1997	-	-	797,851	7,978	106,162	-	(96,933)	17,207	-	-

Common Stock issued for cash in the year ended June 30, 1998	-	-	137,475	1,375	194,650	-	-	196,025	-	-

Common stock issued for services in the year ended June 30, 1998	-	-	22,550	226	-	-	-	226	-	-

Net loss for the year ended June 30, 1998	-	-	-	-	-	-	(283,891)	(283,891)	-	-

Balance at June 30, 1998	-	-	957,876	9,579	300,812	-	(380,824)	(70,433)	-	-

Common Stock issued for cash in the year ended June 30, 1999	-	-	208,000	-	-	-	-	-	-	60,996

Common stock issued for services in the year ended June 30, 1999	-	-	450	-	-	-	-	-	-	4

Net loss for the year ended June 30, 1999	-	-	-	-	-	-	(89,919)	(89,919)	-	-

Balance at June 30, 1999	-	-	1,166,326	9,579	300,812	-	(470,743)	(160,352)	-	61,000

Acquisition and retirement of Common shares	-	-	(262,000	(2,620)	-	-	-	(2,620)	-	-

Common Stock issued for cash in the year ended June 30, 2000	-	-	117,184	-	-	-	-	-	-	202,061

Common stock issued for services in the year ended June 30, 2000	-	-	354,870	-	-	-	-	-	-	3,549

Post acquisition stock subscription funds received net of costs & expenses of $79,710	-	-	-	-	-	-	-	-	1,175,790	-

Net loss for the year ended June 30, 2000	-	-	-	-	-	-	(986,986)	(986,986)	-	-

Balance at June 30, 2000	-	-	1,376,380	6,959	300,812	-	(1,457,729)	(1,149,958)	1,175,790	266,610

Post acquisition stock subscription funds
received	-	-	-	-	-	-	-	-	487,500	-

Net loss for the year ended June 30, 2001	-	-	-	-	-	-	(544,080)	(544,080)	-	-

Balance at June 30, 2001	-	-	1,376,380	6,959	300,812	-	(2,001,809)	(1,694,038)	1,663,290	266,610

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred stock		Common Stock							Common Stock
	Number of	Par	Number of	Par	Additional	Shares	Accumulated	Stockholders'	Advance	Subject to
	shares	value	shares	value	paid in capital	to be issued	Deficit	deficit	Subscriptions	Contingency

Recapitalization upon merger	-	-	118,681,333	113,099	(300,812)	-	(278,527)	(466,240)	-	-

Stock subscription received for 500,000 shares	-	-	-	-	-	29,983		29,983	-	-

Stock issued for services	-	-	2,532,581	119,031	-	-	-	119,031	-	-

Stock to be issued for services-3,275,472 shares	-	-	-	-	-	153,947	-	153,947	-	-

Adjustment to paid in capital on merger	-	-	-	(116,499)	116,499	-	-	-	-	-

Net loss for the year ended June 30, 2002	-	-	-	-	-	-	(478,229)	(478,229)	-	-

Balance at June 30, 2002	-	-	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

Stock issued for subscription received in the prior year	-	-	500,000	500	29,483	(29,983)	-	-	-	-

Stock issued for services included in the prior period	-	-	3,275,472	3,275	150,672	(153,947)	-	-	-	-

Forfeiture of stock subscription			-	-	10,000	-	-	10,000	-	-

Cancellation of over issued shares on recapitalization	-	-	(73,017	-	-	-	-	-	-	-

Net loss for the year ended June 30, 2003	-	-	-	-	-	-	(47,272)	(47,272)	-	-

Balance at June 30, 2003	-	-	126,292,749	126,365	306,654	-	(2,805,837)	(2,372,818)	1,663,290	266,610

Adjustment to par value	-	-	-	(72)	72	-	-	-	-	-

Issuance of shares for cash	-	-	2,000,000	2,000	18,000	-	-	20,000	-	-

Issuance of shares for services	-	-	4,000,000	4,000	212,000	-	-	216,000	-	-

Issuance of shares for acquisition of Planet Halo	-	-	9,999,998	10,000	490,000	-	-	500,000	-	-

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	(514,639)	(514,639)	-	-

Balance at June 30, 2004	-	-	142,292,747	142,293	1,026,726	-	(3,320,476)	(2,151,457)	1,663,290	266,610

Reclassify contingent liabilities to Additional Paid In Capital	-	-	-	-	1,929,900	-	-	1,929,900	(1,663,290)	(266,610)

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(544,284)	(544,284)	-	-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Preferred stock		Common Stock							Common Stock
	Number of	Par	Number of	Par	Additional	Shares	Accumulated	Stockholders'	Advance	Subject to
	shares	value	shares	value	paid in capital	to be issued	Deficit	deficit	Subscriptions	Contingency

Balance at June 30, 2005	-	-	142,292,747	142,293	2,956,626	-	(3,864,761)	(765,841)	-	-

Loans converted to Paid in Capital	-	-	-	-	281,708	-	-	281,708	-	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(44,552)	(44,552)	-	-
Balance at June 30, 2006	-	-	142,292,747	142,293	3,238,334	-	(3,909,313)	(528,686)	-	-
Issuance of shares for services	-	-	5,000,000	5,000	30,000	-	-	35,000	-	-
Issuance of shares for cash	-	-	27,027,027	27,027	62,973	-	-	90,000	-	-
Issuance of shares for debt settlement	-	-	3,003,003	3,003	30,030	-	-	33,033	-	-
Net income for the year ended June 30, 2007	-	-	-	-	-	-	38,214	38,214	-	-
Balance at June 30, 2007	-	-	177,322,777	177,323	3,361,337	-	(3,871,095)	(332,434)	-	-
Net loss for the periods ended June 30, 2008	-	-	-	-	-	-	(350,866)	(350,866)
Shares issued for cash	-	-	909,090	909	9,091	-	-	10,000
Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	-	-	245,000	-	-	250,000
Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	-	(4,221,961)	(423,301)	-	-
Shares issued for cash	-	-	-	-	-	-	-	-
Additional cash acquired with Wireless Village	-	-	-	-	20	-	-	20
Net loss for the periods ended September 30, 2008	-	-	-	-	-	-	(14,230)	(14,230)
Balance at September 30, 2008	5,000,000	$5,000	178,231,867	$178,232	$3,615,448	-	$(4,236,191)	$(437,511)	-	-

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2008 AND 2007
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2008

(UNAUDITED)

	For the Three Month Periods Ended		September 20, 1996
	September 30,		(inception) to
	2008	2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,230)	(35,166)	$(3,957,665)
Adjustments to reconcile net loss to net cash used in			––
operating activities:			––
Impairment of Goodwill/Asset	––	––	950,583
Depreciation and amortization	3,007	981	25,610
Stock issued for services	––	––	531,352
Loss on settlement of debts	––	––	23,033
Unallocated accrued expense reversed	––	––	(150,123)
Decrease in current assets:			––
Accounts Receivable	(1,003)	(76)	(2,342)
Inventory	––	––	(245,996)
Increase (decrease) in current liabilities:			––
Advance subscription	(783)	410	597
Accounts payable & Accrued expense	(6,181)	10,834	362,280
Net cash used in operating activities	(19,991)	(23,017)	(2,462,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	––	––	34,421
Note receivable - related party	––	––	(81,808)
Purchase of equipment	––	(2,990)	(55,111)
Net cash used in investing activities	––	(2,990)	(102,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party	(24,428)	16,652	(16,210)
Proceeds from Issuance of Shares	––	––	687,007
Proceeds from stock subscription forfeited	––	––	10,000
Proceeds for shares to be issued	50,000	––	1,822,983
Costs and expenses of advance subscriptions	––	––	(79,710)
Proceeds from (payments to) related party loans	––	––	152,500
Net cash provided by financing activities	25,572	16,652	2,576,571

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,582	(9,355)	11,402

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,820	15,060	––

CASH & CASH EQUIVALENTS, ENDING BALANCE	$11,402	5,705	$11,402

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

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended June 30, 2008.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the three month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15).  Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2008 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5.

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

The company did not earn any revenue related to the PCA product or software during the three-month period ended September 30, 2008 and does not intend to offer the product for sale in the future.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the three-month period ended September 30, 2008. The Company has accumulated deficit of $4,236,191 and a net loss of $14,230 during the three-month period ended September 30, 2008. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the three-month period ended September 30, 2008, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, (iv) eliminating redundant operations through consolidation of operations within Wireless Village and Planet Halo, and (v) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.

DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of September 30, 2008, the Wallen Group was holding $21,687 on behalf of Concierge.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2008:

Account payable	$85,197
Accrued judgment	135,000
Accrued interest	49,117
Accrued accounting fees	21,500
Accrued tax	800
Total	$291,614

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.

NOTES PAYABLE – RELATED PARTIES

September 30,
Notes payable consisted of the following at	2008
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500
Notes payable to shareholder, interest rate of 10%, unsecured,and payable on July 31, 2004 (past due)	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000
Notes payable to director/shareholder, interest rate of 8%,unsecured and payable on September 1, 2004 (past due)	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000
Notes payable to director/shareholder, interest rate of 8%,unsecured and payable on February 1, 2006 (past due)	5,000
Notes payable to director/shareholder, interest rate of 8%,unsecured and payable on June 1, 2006 (past due)	5,000
Notes payable to director/shareholder, interest rate of 8%,unsecured and payable on February 1, 2006 (past due)	2,500
Notes payable to director/shareholder, interest rate of 6%,Unsecured and payable on September 1, 2007 (past due)	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000
Notes payable to a director and third party, interest rate of 4%,Secured with Intellectual Property, draw downs permitted thru December 31, 2008 and payable on February 15, 2009	18,192
Total Notes Payable	$160,692

The Company has recorded interest expenses, amounting to $2,869 and $2,869 for the three-month period ended September 30, 2008 and 2007, respectively.

8.

COMMON STOCK

In September, the company sold 1,000,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001. Although the company received full payment of the subscription, the share certificates were not issued as of September 30, 2008. These shares were recorded as shares to be issued totaling $50,000 on the consolidated balance sheet.

On September 5, 2008 Concierge agreed to sell 300,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001, to David Neibert, an officer and director of the Company, for $15,000 in cash. These shares are afforded a vote equal to 20 votes for each share of Series B Convertible, Voting, Preferred shares held for all matters that come before the shareholders for a vote. The shares can be converted to common stock at a ratio of 20 shares of common stock for each share of Series B Convertible, Voting, Preferred stock after a waiting period of one year has elapsed. As of September 30, 2008, this transaction was not consummated.

On September 22, 2008 Concierge agreed to sell a total of 700,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001, to three adult children of Samuel Wu, an officer and director of the Company, for a total of $35,000 in cash. These shares are afforded a vote equal to 20 votes for each share of Series B Convertible, Voting, Preferred shares held for all matters that come before the shareholders for a vote. The shares can be converted to common stock at a ratio of 20 shares of common stock for each share of Series B Convertible, Voting,

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Preferred stock after a waiting period of one year has elapsed. Mr. Wu has disclaimed beneficial ownership of these shares. As of September 30, 2008, this transaction was not consummated.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

During the quarter ended September 30, 2008 and 2007 the Company did not pay any interest or income taxes.

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2008.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The operating results of Wireless Village have been consolidated with those of the Company beginning January 23, 2008. No pro-forma financial information has been presented as the operations of Wireless Village, before the acquisition, were insignificant.

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS No. 142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the acquisition of Wireless Village amounted to $207,940 was fully impaired as of June 30, 2008.

13.

COMMITMENT

On January 18, 2008 the Company, through Planet Halo, entered the business of affiliate radio networking by leasing a number of digital satellite receivers from X-Digital for a term of three years under a standard lease agreement. The on-air format was to be broadcast under the brand “Music of Your Life”.

Planet Halo funded the lease payments due for digital satellite receivers with a loan from third parties who now hold the Music of Your Life intellectual property owned by Planet Halo as collateral. On July 16, 2008 the note holders transferred the lease with X-Digital into their own name and took over all liability for future payments. In the event Planet Halo is unable to fund the repayment of the loan and accrued interest as it exists at January 2009, it will forfeit any possibility of retrieving the intellectual property from the note holders. As of September 30, 2008 Planet Halo owed $18,192 in principal and $276 interest to the note holders (see section on “Notes Payable”). The agreement calls for the lenders to make monthly advances in principal as necessary to pay the lease obligations of Planet Halo to X-Digital and interest to accrue at the annual rate of 4% on the outstanding principal. The note is due in full on or before February 15, 2009.

Item 2.

Plan of Operation

Our plan of operation for the next twelve months is to do the following:

•

We will assist Wireless Village with expanding its operations in the Cleveland, Ohio area to include resale of wireline circuits, network installations and increased wireless coverage areas intended to provide enhanced subscription revenue potential.

We will transition the business of Planet Halo’s wireless networks to that of Wireless Village. Under Wireless Village we will continue the construction of wireless networks offering subscription service to the Internet under the Wireless Village brand, launch initiatives to increase brand awareness and advertising revenues through presence on the world wide web; and increase subscriber revenues to our service offerings via advertising and enhanced network coverage. Wireless Village has also begun to install and support high-bandwidth wired circuits and we will seek to expand that business over the coming months through contract services agreements, reseller agreements with other communications providers and resale of WiFi-enabled privately labeled handsets.

•

During our previous fiscal year we entered into discussions with providers of on-air programming that may be potential acquisition or partnering targets. Since January 2008 we have provided streaming audio on the Internet under the Music of Your Life brand format and since August we have been expanding that capability to include similar services for other format providers on the Internet. Our Wireless Village personnel have gained a specific expertise in this area that we hope to exploit over the coming year.

•

Planet Halo has transitioned its existing wireless subscription business to Wireless Village for maintenance and operation in order that Planet Halo can look to expand to other markets, seek investment capital, and increase its role as a marketing enterprise for wireless Internet provision.

As of February 1, 2008 the company relocated its offices to those of Wireless Village at 3615 Superior Avenue, Suite 3100A, Cleveland, OH 44144. Neither Concierge nor Planet Halo has any lease responsibilities and pays no rent to Wireless Village.

As of September 30, 2008, Concierge had no paid employees and no fixed overhead. Our operating costs were kept at a minimum with limited commitments for telephone, the cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. Fixed overhead of our operating subsidiaries was also kept a minimum level with rent, web hosting, telephone, Internet access, insurance and utilities being the only significant costs. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo and Wireless Village transactions. We have deployed approximately $38,500 worth of radio and computer infrastructure equipment to remote locations as required to operate the wireless networks in addition to what was already in place with the acquisition of Wireless Village. Our CEO, the president of Planet Halo, the officers of Wireless Village, and our directors are continuing to provide services without cash compensation. There are no guarantees that our officers and directors will continue in these capacities without compensation for an indefinite period of time.

Liquidity

Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock, or preferred stock, in exchange for cash. With the acquisition of Wireless Village we also acquired approximately $30,000 in cash. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable. We have also been unable to pay significant salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

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

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities

The registrant sold the following equity securities (preferred stock) in transactions that were not registered under the Securities Act of 1933, which sale of securities have not earlier been reported.

Date	Persons or Class of Persons to Whom the SecuritiesWere Sold	No. of Shares	Cash Consideration	Value and Nature of Other Than Cash Consideration
09/05/08	David Neibert	300,000	$15,000
09/22/08	Andrew C.T. Wu	233,333	11,666
09/22/08	Caroline C.J. Kurebayashi	233,333	11,666
09/22/08	Edward C.D. Wu	233,234	11,667

All of the above sales were made pursuant to the provisions of Regulation D, Rule 506.  All purchasers were provided copies of our most recent Forms 10-K, Forms 10-Q and 8-K and were either management or family members of a director at the time of the sales.  All purchasers were given the opportunity to ask questions of management before making their investment decisions.  There were no underwriters involved.

There were no repurchases of our securities made by us or any affiliated purchasers in the fourth quarter of our last fiscal year.

Item 5.

Other Information

On November 7, 2008, Marc Angell resigned his positions as director of Concierge Technologies, Inc. and its subsidiary Wireless Village, and as president of its subsidiary Planet Halo.  All three positions remain vacant at this time.

Item 6.

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

10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*
14	Code of Ethics for CEO and Senior Financial Officers.***
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

———————

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

Dated:  November 18, 2008

CONCIERGE TECHNOLOGIES, INC.

By:	/s/ DAVID W. NEIBERT
David W. Neibert,
Chief Executive Office