Form 10-Q
period 2008-12-31
CONCIERGE TECHNOLOGIES INC
filed 2009-02-17
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Nevada

IRS Employer I.D. Number: 95-4442384

3615 Superior Avenue, Suite 3100A

Cleveland, OH 44114

866-921-9434

 (Address and telephone number of registrant's principal

executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of February 9, 2009, there were 178,231,867 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 1,000,000 shares of its Series B Convertible Voting Preferred Stock, par value $0.001, outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Plan of Operation

17

Item 4. Controls and Procedures

18

PART II – OTHER INFORMATION

19

Item 5. Other Information

19

Item 6. Exhibits

19

SIGNATURES

20

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Page

Balance Sheet December 31, 2008 (Unaudited)	4

Consolidated Statements of Operations For The Six Month Periods Ended December 31, 2008 and 2007 and the Period from September 20, 1996 (Inception) to December 31, 2008 (Unaudited)	5

Statements of Changes in Stockholders’ Deficit For The Six Month Periods Ended December 31, 2008 and 2007 and the Period from September 20, 1996 (Inception) to December 31, 2008 (Unaudited)	6

Statements of Cash Flows For The Six Month Periods Ended December 31, 2008 and 2007 and the Period from September 20, 1996 (Inception) to December 31, 2008 (Unaudited)	8

Notes to Unaudited Financial Statements	9

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED BALANCE SHEETS
December 31, 2008 (Unaudited) and June 30, 2008
(UNAUDITED)

	December 31, 2008	June 30, 2008

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$6,691	$5,820
Account Receivable, net	799	1,339
Due from Related Party	5,692	—
Inventory	196	196
Total current assets	13,378	7,355

Property and Equipment, net	26,759	32,754

Total Assets	$40,137	$40,109

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$287,173	$298,596
Due to related party	—	2,742
Sales paid in advance	999	1,380
Notes payable - related parties	160,692	160,692
Total current liabilities	448,864	463,410

STOCKHOLDERS' DEFICIT:
Preferred Stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued	5,000	5,000
Series B: 1,000,000 shares authorized, none issued	1,000	—
Common stock, $0.001 par value; 190,000,000 shares
authorized; issued and outstanding 178,231,867	178,232	178,232
Additional paid-in capital	3,664,448	3,615,428
Deficit accumulated during the development stage	(4,257,407)	(4,221,961)
Total stockholders' deficit	(408,727)	(423,301)
Total Liabilities and Stockholders' Deficit	$40,137	$40,109

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2008

(UNAUDITED)

	For The Three Month Periods Ended December 31,		For The Six Month Periods Ended December 31,		For The Period From September 20, 1996 (Inception) to December 31, 2008
	2008	2007	2008	2007
NET REVENUE	$8,205	$2,878	$14,761	$3,753	$28,959

Cost of Revenue	13,955	9,695	22,419	17,527	60,865

GROSS PROFIT	(5,750)	(6,817)	(7,658)	(13,774)	(31,906)

COSTS AND EXPENSES
Product Launch Expenses	—	—	—	—	1,077,785
Impairment of Assets	—	—	—	—	1,196,383
General & Administrative Expenses	12,618	10,527	21,250	37,936	1,676,490
TOTAL COSTS AND EXPENSES	12,618	10,527	21,250	37,936	3,950,658

OTHER INCOME (EXPENSES)
Other Income	—	—	—	—	241
Interest Expense	(2,869)	—	(5,737)	—	(28,449)
Unallocated accrued expenses reversed	—	—	—	—	150,123
Settlement Income/(Loss)	—	—	—	—	52,600
Loss on debt settlement	—	—	—	—	(23,033)
Litigation Settlement	—	—	—	—	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(2,869)	—	(5,737)	—	16,482

NET LOSS BEFORE INCOME TAXES	(21,237)	(17,344)	(34,646)	(51,710)	(3,966,082)

Provision of Income Taxes	—	—	800	800	12,800

NET LOSS	$(21,237)	$(17,344)	$(35,446)	$(52,510)	$(3,978,882)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	213,449,258	177,322,777	208,340,563	177,322,777

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

———————

*

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2008

	Preferred stock		Common Stock		Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders' deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Number of shares	Par value	Number of shares	Par value

Common Stock issued for cash through June 30, 1997	—	$—	176,306	$1,763	$106,162	$—	$—	$107,925	$—	$—
Common stock issued for services through June 30, 1997	—	—	621,545	6,215	—	—	—	6,215	—	—
Net loss through June 30, 1997	—	—	—	—	—	—	(96,933)	(96,933)	—	—
Balance at June 30, 1997	—	—	797,851	7,978	106,162	—	(96,933)	17,207	—	—
Common Stock issued for cash in the year ended June 30, 1998	—	—	137,475	1,375	194,650	—	—	196,025	—	—
Common stock issued for services in the year ended June 30, 1998	—	—	22,550	226	—	—	—	226	—	—
Net loss for the year ended June 30, 1998	—	—	—	—	—	—	(283,891)	(283,891)	—	—
Balance at June 30, 1998	—	—	957,876	9,579	300,812	—	(380,824)	(70,433)	—	—
Common Stock issued for cash in the year ended June 30, 1999	—	—	208,000	—	—	—	—	—	—	60,996
Common stock issued for services in the year ended June 30, 1999	—	—	450	—	—	—	—	—	—	4
Net loss for the year ended June 30, 1999	—	—	—	—	—	—	(89,919)	(89,919)	—	—
Balance at June 30, 1999	—	—	1,166,326	9,579	300,812	—	(470,743)	(160,352)	—	61,000
Acquisition and retirement of Common shares	—	—	(262,000)	(2,620)	—	—	—	(2,620)	—	—
Common Stock issued for cash in the year ended June 30, 2000	—	—	117,184	—	—	—	—	—	—	202,061
Common stock issued for services in the year ended June 30, 2000	—	—	354,870	—	—	—	—	—	—	3,549
yPost acquisition stock subscription funds received net of costs & expenses of $79,710	—	—	—	—	—	—	—	—	1,175,790	—
Net loss for the year ended June 30, 2000	—	—	—	—	—	—	(986,986)	(986,986)	—	—
Balance at June 30, 2000	—	—	1,376,380	6,959	300,812	—	(1,457,729)	(1,149,958)	1,175,790	266,610
Post acquisition stock subscription funds received	—	—	—	—	—	—	—	—	487,500	—
Net loss for the year ended June 30, 2001	—	—	—	—	—	—	(544,080)	(544,080)	—	—
Balance at June 30, 2001	—	—	1,376,380	6,959	300,812	—	(2,001,809)	(1,694,038)	1,663,290	266,610
Recapitalization upon merger	—	—	118,681,333	113,099	(300,812)	—	(278,527)	(466,240)	—	—
Stock subscription received for 500,000 shares	—	—	—	—	—	29,983		29,983	—	—
Stock issued for services	—	—	2,532,581	119,031	—	—	—	119,031	—	—
Stock to be issued for services-3,275,472 shares	—	—	—	—	—	153,947	—	153,947	—	—
Adjustment to paid in capital on merger	—	—	—	(116,499)	116,499	—	—	—	—	—
Net loss for the year ended June 30, 2002	—	—	—	—	—	—	(478,229)	(478,229)	—	—
Balance at June 30, 2002	—	—	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2008

(Continued)

	Preferred stock		Common Stock		Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders' deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Number of shares	Par value	Number of shares	Par value

Stock issued for subscription received in the prior year	—	—	500,000	500	29,483	(29,983)	—	—	—	—
Stock issued for services included in the prior period	—	—	3,275,472	3,275	150,672	(153,947)	—	—	—	—
Forfeiture of stock subscription			—	—	10,000	—	—	10,000	—	—
Cancellation of over issued shares on recapitalization	—	—	(73,017)	—	—	—	—	—	—	—
Net loss for the year ended June 30, 2003	—	—	—	—	—	—	(47,272)	(47,272)	—	—
Balance at June 30, 2003	—	—	126,292,749	126,365	306,654	—	(2,805,837)	(2,372,818)	1,663,290	266,610
Adjustment to par value	—	—	—	(72)	72	—	—	—	—	—
Issuance of shares for cash	—	—	2,000,000	2,000	18,000	—	—	20,000	—	—
Issuance of shares for services	—	—	4,000,000	4,000	212,000	—	—	216,000	—	—
Issuance of shares for acquisition of Planet Halo	—	—	9,999,998	10,000	490,000	—	—	500,000	—	—
Net loss for the year ended June 30, 2004	—	—	—	—	—	—	(514,639)	(514,639)	—	—
Balance at June 30, 2004	—	—	142,292,747	142,293	1,026,726	—	(3,320,476)	(2,151,457)	1,663,290	266,610
Reclassify contingent liabilities to Additional Paid In Capital	—	—	—	—	1,929,900	—	—	1,929,900	(1,663,290)	(266,610)
Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(544,284)	(544,284)	—	—
Balance at June 30, 2005	—	—	142,292,747	142,293	2,956,626	—	(3,864,761)	(765,841)	—	—
Loans converted to Paid in Capital	—	—	—	—	281,708	—	—	281,708	—	—
Net loss for the year ended June 30, 2006	—	—	—	—	—	—	(44,552)	(44,552)	—	—
Balance at June 30, 2006	—	—	142,292,747	142,293	3,238,334	—	(3,909,313)	(528,686)	—	—
Issuance of shares for services	—	—	5,000,000	5,000	30,000	—	—	35,000	—	—
Issuance of shares for cash	—	—	27,027,027	27,027	62,973	—	—	90,000	—	—
Issuance of shares for debt settlement	—	—	3,003,003	3,003	30,030	—	—	33,033	—	—
Net income for the year ended June 30, 2007	—	—	—	—	—	—	38,214	38,214	—	—
Balance at June 30, 2007	—	—	177,322,777	177,323	3,361,337	—	(3,871,095)	(332,434)	—	—
Net loss for the periods ended June 30, 2008	—	—	—	—	—	—	(350,866)	(350,866)	—	—
Shares issued for cash	—	—	909,090	909	9,091	—	—	10,000	—	—
Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	—	—	245,000	—	—	250,000	—	—
Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	—	(4,221,961)	(423,301)	—	—
Shares issued for cash	1,000,000	1,000	—	—	49,000	—	—	50,000	—	—
Net loss for the periods ended December 31, 2008	—	—	—	—	—	—	(35,446)	(35,446)	—	—
Balance at December 31, 2008	6,000,000	$6,000	178,231,867	$178,232	$3,664,428	$—	$(4,257,407)	$(408,747)	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2008

(UNAUDITED)

	For The Six Month Periods Ended December 31,		September 20, 1996 (inception) to December 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,446)	(52,510)	$(3,978,882)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of Goodwill/Asset	—	—	950,583
Depreciation and amortization	6,014	3,167	28,617
Stock issued for services	—	—	531,352
Loss on settlement of debts	—	—	23,033
Unallocated accrued expense reversed	—	—	(150,123)
Increase (decrease) in current assets:			—
Accounts Receivable	540	—	(799)
Inventory	—	—	(245,996)
Other Asset	—	22,704	—
Increase (decrease) in current liabilities:
Advance subscription	(381)	825	999
Accounts payable & Accrued expense	(11,424)	16,428	357,835
Net cash used in operating activities	(40,697)	(9,386)	(2,483,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	—	—	34,421
Due from related party	(8,433)	—	(82,023)
Purchase of equipment	—	(3,110)	(55,111)
Net cash used in investing activities	(8,433)	(3,110)	(102,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares	—	—	687,007
Proceeds from stock subscription forfeited	—	—	10,000
Proceeds for shares issued	50,000	—	1,822,983
Costs and expenses of advance subscriptions	—	—	(79,710)
Proceeds from related party loans	—	—	152,500
Net cash provided by financing activities	50,000	—	2,592,781

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	871	(12,496)	6,691

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,820	15,060	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,691	2,564	$6,691

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

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Regulation S-K of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended June 30, 2008.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the six-month period ended December 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent) and its wholly owned subsidiaries, Planet Halo, Inc. and Wireless Village from the date of acquisition. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15).  Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2008 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5 and 1,000,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20.

REVENUE RECOGNITION

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

The company also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the six-month period ended December 31, 2008. The Company has accumulated deficit of $4,257,407 and a net loss of $35,446 during the six-month period ended December 31, 2008. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the six-month period ended December 31, 2008, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, (iv) eliminating redundant operations through consolidation of operations within Wireless Village and Planet Halo, and (v) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.

DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of December 31, 2008 and June 30, 2008, the Wallen Group was holding $5,692 on behalf of Concierge, and as of June 30, 2008, the Company had $2,742 due to the Wallen Group.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008 (Unaudited)	June 30, 2008
Account payable	$96,111	$113,824
Accrued judgment	135,000	135,000
Accrued interest	51,762	45,972
Accrued accounting fees	3,500	3,000
Accrued tax	800	800
Total	$287,173	$298,596

7.

NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at:	December 31, 2008 (Unaudited)	June 30, 2008
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
Notes payable to a director and third party, interest rate of 4%, Secured with Intellectual Property, draw downs permitted thru December 31, 2008 and payable on February 15, 2009	18,192	18,192

Total Notes Payable	$160,692	$160,692

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded interest expenses, amounting to $5,737 for the six-month period ended December 31, 2008.

8.

COMMON STOCK

In September 2008, the company sold 1,000,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001. Although the company received full payment of the subscription, the share certificates were not issued as of September 30, 2008. These shares were recorded as shares to be issued totaling $50,000 on the consolidated balance sheet as of September 30, 2008. The shares were subsequently issued during the current quarter and recorded as $49,000 additional paid in capital and $1,000 at par value issued preferred stock.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

During the quarter ended December 31, 2008 and 2007 the Company did not pay any interest or income taxes.

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2008.

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

Planet Halo funded the lease payments due for digital satellite receivers with a loan from third parties who now hold the Music of Your Life intellectual property owned by Planet Halo as collateral. On July 16, 2008 the note holders transferred the lease with X-Digital into their own name and took over all liability for future payments. In the event Planet Halo is unable to fund the repayment of the loan and accrued interest as it exists at January 2009, it will forfeit any possibility of retrieving the intellectual property from the note holders. As of December 31, 2008 Planet Halo owed $18,192 in principal and $276 interest to the note holders (see section on “Notes Payable”). The agreement calls for the lenders to make monthly advances in principal as necessary to pay the lease obligations of Planet Halo to X-Digital and interest to accrue at the annual rate of 4% on the outstanding principal. The note is due in full on or before February 15, 2009.

Item 2.

Plan of Operation

Our plan of operation for the next twelve months is to do the following:

•

We will assist Wireless Village with expanding its operations in the Cleveland, Ohio area to include resale of wireline circuits, network installations and increased wireless coverage areas intended to provide enhanced subscription revenue potential. Wireless Village has also begun to install and support high-bandwidth wired circuits and we will seek to expand that business over the coming months through contract services agreements, reseller agreements with other communications providers, and the sale of network hardware.

•

We will assist Planet Halo in acquiring additional network hardware for deployment in new coverage areas along the California coastal areas. Planet Halo will also begin to actively pursue bids for government owned or operated wireless networks such as city-wide MESH networks, public safety and utility resources. Along with expanding the Planet Halo business into other markets, we intend to more aggressively promote the services offered within our existing coverage areas.

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

As of February 1, 2008 the company relocated its offices to those of Wireless Village at 3615 Superior Avenue, Suite 3100A, Cleveland, OH 44114. Neither Concierge nor Planet Halo has any lease responsibilities and pays no rent to Wireless Village.

As of December 31, 2008, Concierge had no salaried employees. Apart from the costs of maintaining a public reporting corporation, operational costs were borne by our subsidiaries. Fixed overhead of our operating subsidiaries was also kept a minimum level with rent, web hosting, telephone, Internet access, insurance and utilities being the significant costs. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo and Wireless Village transactions. Our CEO, the president of Planet Halo, the officers of Wireless Village, and our directors provide their services without cash compensation. There are no guarantees that our officers and directors will continue in these capacities without compensation for an indefinite period of time.

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

Although our management is continuing to provide services to the Company for the near term without cash compensation, we may still require additional funding to realize the business objectives of the Company. Planet Halo and Wireless Village are each in need of working capital to expand their market presence and to purchase additional network equipment into long-term service. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. If the financing is not available, Wireless Village may not be able to proceed with its planned development, and Planet Halo may not be able to afford further expansion of its wireless networks. In the event financing is not completed, liquidity will depend upon increased operating profits from the existing infrastructure. In the event we are unable to raise working capital, the current profits do not increase, or we fail to source new business opportunities our funds will be exhausted at some point and continuing operations may be impossible.

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

PART II – OTHER INFORMATION

Item 5.

Other Information

On February 6, 2009, Pat Rodden resigned his position as director of Concierge Technologies, Inc.

There remain 2 positions vacant on the Board of Directors of Concierge Technologies, Inc. as of February 9, 2009.

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

———————

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

Dated: February 13, 2009

CONCIERGE TECHNOLOGIES, INC.

By	/s/ DAVID W. NEIBERT
David W. Neibert, Chief Executive Officer