Form 10-Q
period 2009-03-31
CONCIERGE TECHNOLOGIES INC
filed 2009-05-15
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

—————————————————————

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

 Yes  ☐   No  ☑

As of May 11, 2009, there were 178,231,867 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 1,000,000 shares of its Series B Convertible Voting Preferred Stock, par value $0.001, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

4

Item 2.

Plan of Operation

15

Item 4.

Controls and Procedures

16

PART II – OTHER INFORMATION

Item 5.

Other Information

17

Item 6.

Exhibits

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page
	Balance Sheet March 31, 2009 (Unaudited)	4
	Consolidated Statements of Operations For The Nine Month Periods Ended March 31, 2009 and 2008 and the Period from September 20, 1996 (Inception) to March 31, 2009 (Unaudited)	5
	Statements of Changes in Stockholders’ Deficit For The Nine Month Periods Ended March 31, 2009 and 2008 and the Period from September 20, 1996 (Inception) to March 31, 2009 (Unaudited)	6
	Statements of Cash Flows For The Nine Month Periods Ended March 31, 2009 and 2008 and the Period from September 20, 1996 (Inception) to March 31, 2009 (Unaudited)	8
	Notes to Unaudited Financial Statements	9

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and June 30, 2008

(UNAUDITED)

	March 31,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$2,634	$5,820
Account Receivable, net	2,382	1,339
Due from Related Party	2,765	––
Inventory	196	196
Total current assets	7,977	7,355

Property and Equipment, net	23,752	32,754

Total Assets	$31,729	$40,109

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$291,146	$298,596
Due to related party	––	2,742
Sales paid in advance	1,103	1,380
Notes payable - related parties	142,500	160,692
Total current liabilities	434,749	463,410

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued at March 31, 2009 and June 30, 2008, respectively	5,000	5,000
Series B: 1,000,000 shares issued and outstanding at March 31, 2009; no shares issued and outstanding at June 30, 2008	1,000	––
Common stock, $0.001 par value; 190,000,000 shares authorized; 178,231,867 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	178,232	178,232
Additional paid-in capital	3,682,896	3,615,428
Deficit accumulated during the development stage	(4,270,148)	(4,221,961)
Total stockholders' deficit	(403,020)	(423,301)
Total Liabilities and Stockholders' Deficit	$31,729	$40,109

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED March 31, 2009 AND 2008 AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO March 31, 2009

(UNAUDITED)

	For The Three Month Periods Ended		For The Nine Month Periods Ended		For The Period From September 20, 1996 (Inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009
NET REVENUE	$17,218	$8,306	$31,979	$12,059	$46,177

Cost of Revenue	18,539	21,015	40,958	38,896	79,404

GROSS PROFIT	(1,321)	(12,709)	(8,979)	(26,837)	(33,227)

COSTS AND EXPENSES
Product Launch Expenses	––	––	––	––	1,077,785
Impairment of Assets	––	––	––	––	1,196,383
General & Administrative Expenses	8,552	29,541	29,802	67,123	1,685,042
TOTAL COSTS AND EXPENSES	8,552	29,541	29,802	67,123	3,959,210

OTHER INCOME (EXPENSES)
Other Income	––	––	––	––	241
Interest Expense	(2,869)	––	(8,606)	––	(31,318)
Unallocated accrued expenses reversed	––	––	––	––	150,123
Settlement Income/(Loss)	––	––	––	––	52,600
Loss on debt settlement	––	––	––	––	(23,033)
Litigation Settlement	––	––	––	––	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(2,870)	––	(8,606)	––	13,613

NET LOSS BEFORE INCOME TAXES	(12,742)	(42,251)	(47,387)	(93,960)	(3,978,824)

Provision of Income Taxes	––	––	800	800	12,800

NET LOSS	$(12,742)	$(42,251)	$(48,187)	$(94,760)	$(3,991,624)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	223,231,867	178,002,097	213,231,867	177,547,570

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2009

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2009

(UNAUDITED)

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2009

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2009

(UNAUDITED)

(Continued)

	Preferred stock		Common Stock		Additional paid in capital	Shares to be issued	Accumulated Deficit	Stockholders' deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Number of shares	Par value	Number of shares	Par value

Stock issued for subscription received in the prior year	—	—	500,000	500	29,483	(29,983)	—	—	—	—
Stock issued for services included in the prior period	—	—	3,275,472	3,275	150,672	(153,947)	—	—	—	—
Forfeiture of stock subscription			—	—	10,000	—	—	10,000	—	—
Cancellation of over issued shares on recapitalization	—	—	(73,017)	—	—	—	—	—	—	—
Net loss for the year ended June 30, 2003	—	—	—	—	—	—	(47,272)	(47,272)	—	—
Balance at June 30, 2003	—	—	126,292,749	126,365	306,654	—	(2,805,837)	(2,372,818)	1,663,290	266,610
Adjustment to par value	—	—	—	(72)	72	—	—	—	—	—
Issuance of shares for cash	—	—	2,000,000	2,000	18,000	—	—	20,000	—	—
Issuance of shares for services	—	—	4,000,000	4,000	212,000	—	—	216,000	—	—
Issuance of shares for acquisition of Planet Halo	—	—	9,999,998	10,000	490,000	—	—	500,000	—	—
Net loss for the year ended June 30, 2004	—	—	—	—	—	—	(514,639)	(514,639)	—	—
Balance at June 30, 2004	—	—	142,292,747	142,293	1,026,726	—	(3,320,476)	(2,151,457)	1,663,290	266,610
Reclassify contingent liabilities to Additional Paid In Capital	—	—	—	—	1,929,900	—	—	1,929,900	(1,663,290)	(266,610)
Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(544,284)	(544,284)	—	—
Balance at June 30, 2005	—	—	142,292,747	142,293	2,956,626	—	(3,864,761)	(765,841)	—	—
Loans converted to Paid in Capital	—	—	—	—	281,708	—	—	281,708	—	—
Net loss for the year ended June 30, 2006	—	—	—	—	—	—	(44,552)	(44,552)	—	—
Balance at June 30, 2006	—	—	142,292,747	142,293	3,238,334	—	(3,909,313)	(528,686)	—	—
Issuance of shares for services	—	—	5,000,000	5,000	30,000	—	—	35,000	—	—
Issuance of shares for cash	—	—	27,027,027	27,027	62,973	—	—	90,000	—	—
Issuance of shares for debt settlement	—	—	3,003,003	3,003	30,030	—	—	33,033	—	—
Net income for the year ended June 30, 2007	—	—	—	—	—	—	38,214	38,214	—	—
Balance at June 30, 2007	—	—	177,322,777	177,323	3,361,337	—	(3,871,095)	(332,434)	—	—
Net loss for the periods ended June 30, 2008	—	—	—	—	—	—	(350,866)	(350,866)	—	—
Shares issued for cash	—	—	909,090	909	9,091	—	—	10,000	—	—
Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	—	—	245,000	—	—	250,000	—	—
Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	—	(4,221,961)	(423,301)	—	—
Shares issued for cash	1,000,000	1,000	—	—	49,000	—	—	50,000	—	—
Net loss for the nine month period ended March 31, 2009	—	—	—	—	—	—	(48,187)	(48,187)	—	—
Balance at March 31, 2009	6,000,000	$6,000	178,231,867	$178,232	$3,664,428	$—	$(4,270,148)	$(421,488)	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2009

 (UNAUDITED)

			September 20, 1996
	For The Nine Month Periods		(inception) to
	Ended March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,187)	(94,760)	$(3,991,624)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of goodwill/asset	––	––	950,583
Depreciation and amortization	9,002	6,132	31,605
Stock issued for services	––	––	531,352
Loss (gain) on settlement of debts		––	23,033
Unallocated accrued expense reversed	––	––	(150,123)
Increase (decrease) in current assets:			––
Accounts Receivable	(1,043)	(188)	(2,382)
Inventory	––	(196)	(245,996)
Other Asset	––		––
Increase (decrease) in current liabilities:
Advance subscription	(277)	916	1,103
Accounts payable & Accrued expense	(7,174)	28,133	362,088
Net cash used in operating activities	(47,679)	(59,963)	(2,490,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	––	31,509	34,421
Due from related party	(5,507)	––	(79,095)
Purchase of equipment	––	(7,871)	(55,111)
Net cash used in investing activities	(5,507)	23,638	(99,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares	––	––	687,007
Proceeds from stock subscription forfeited	––	––	10,000
Proceeds for shares issued	50,000	––	1,822,983
Costs and expenses of advance subscriptions	––	––	(79,710)
Proceeds from related party loans	––	38,293	152,500
Net cash provided by financing activities	50,000	38,293	2,592,780

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(3,186)	11,968	2,634

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,820	15,060	––

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,634	27,028	$2,634

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Regulation S-K of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended June 30, 2008.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

operation for the nine-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15).  Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2009 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5 and 1,000,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20.

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

The company also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the three-month period ended March 31, 2009, the Company began selling hardware such as printers, flat screen TV and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectability was reasonably assured.

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

3.

RECENT PRONOUNCEMENTS

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

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the nine-month period ended March 31, 2009. The Company has accumulated deficit of $4,270,148 and a net loss of $48,187 during the nine-month period ended March 31, 2009. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which includes but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the nine-month period ended March 31, 2009, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, (iv) eliminating redundant operations through consolidation of operations within Wireless Village and Planet Halo, and (v) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.

DUE FROM RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of March 31, 2009, the Wallen Group was holding $2,765 on behalf of Concierge, and as of June 30, 2008, the Company had $2,742 due to the Wallen Group.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009 (Unaudited)	June 30, 2008
Account payable	$97,215	$113,824
Accrued judgment	135,000	135,000
Accrued interest	54,631	45,972
Accrued accounting fees	3,500	3,000
Accrued tax	800	800
Total	$291,146	$298,596

7.

NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at:	March 31, 2009 (Unaudited)	June 30, 2008
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$ 35,000	$ 35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
Notes payable to a director and third party, interest rate of 4%, secured with Intellectual Property, draw downs permitted through December 31, 2008 and payable on February 15, 2009	––	18,192
Total Notes Payable	$ 142,500	$ 160,692

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded interest expenses, amounting to $8,330 for the nine-month period ended March 31, 2009.

8.

COMMON STOCK

In September 2008, the company sold 1,000,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001. Although the company received full payment of the subscription, the share certificates were not issued as of September 30, 2008. These shares were recorded as shares to be issued totaling $50,000 on the consolidated balance sheet as of September 30, 2008. The shares were subsequently issued during the second quarter and recorded as $49,000 additional paid in capital and $1,000 at par value issued preferred stock.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

During the quarter ended March 31, 2009 and 2008 the Company did not pay any interest or income taxes.

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of March 31, 2009.

11.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Estimated Fair Values	March 31, 2009 (Unaudited)
Current Assets	$42,984
Assumed Liabilities	924
Net Assets Acquired	42,060
Consideration Paid	250,000
Goodwill	$207,940

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

12.

FORFEITURE OF INTELLECTUAL PROPERTY

On January 18, 2008 the Company, through Planet Halo, entered the business of affiliate radio networking by leasing a number of digital satellite receivers from X-Digital for a term of three years under a standard lease agreement. The on-air format was to be broadcast under the brand “Music of Your Life”.

Planet Halo funded the lease payments due for digital satellite receivers with a loan from its shareholder who held the “Music of Your Life” intellectual property assigned to Planet Halo by Music of Your Life LLC, as collateral. On July 16, 2008 the note holders transferred the lease with X-Digital into their own name and took over all liability for future payments. Pursuant to the terms of the note agreement, the note was due on February 15, 2009; as a result of non-payment, Planet Halo forfeited its interest in the intellectual property “Music of Your Life” that was used as collateral to the note payable.  There was no value associated with Music of Your Life intellectual property.

The amount of interest accrued, $276, and the principal amount accrued, $18,192, during the previous fiscal year were settled against the collateral and recorded as additional paid in capital in the accompanying financial statements due to the settlement with the shareholder of the Company.

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

As of May 11, 2009, Concierge had no salaried employees. Apart from the costs of maintaining a public reporting corporation, operational costs were borne by our subsidiaries. Fixed overhead of our operating subsidiaries was also kept a minimum level with rent, web hosting, telephone, Internet access, insurance and utilities being the significant costs. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo and Wireless Village transactions. Our CEO, the president of Planet Halo, the officers of Wireless Village, and our directors provide their services without cash compensation. There are no guarantees that our officers and directors will continue in these capacities without compensation for an indefinite period of time.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 4.

Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and are designed to provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms.  Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5.

Other Information

There remain 2 positions vacant on the Board of Directors of Concierge Technologies, Inc. as of May 11, 2009.

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
David W. Neibert, Chief Executive Officer

Dated:  May 15, 2009