Form 10-K
period 2009-06-30
CONCIERGE TECHNOLOGIES INC
filed 2009-10-13
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2009
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

Cleveland, OH 44114

Tel: 866.921.9434

Fax: 818.564.4875

(Address and telephone number of registrant's principal

executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes	✓	No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
	Yes	✓	No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), subject to such filing
and (2) has been requirements for the past 90 days.	✓ Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.		✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State issuer's revenues for its most recent fiscal year: $43,424.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $892,927 computed by reference to the $0.004 average of the bid and asked price of the Company's Common Stock on September 22, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 178,231,867 shares of Common Stock, $0.001 par value, and 5,000,000 shares of Series A Convertible, Voting, Preferred Stock, and 1,000,000 Series B Convertible, Voting, Preferred Stock on September 22, 2009. Series A Preferred stock is convertible, under certain conditions, to 5 shares of common stock for each share of Series A Preferred stock. Each share of Series A Preferred stock votes as 5 shares of common stock. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

CONCIERGE TECHNOLOGIES, INC.

TABLE OF CONTENTS

PAGE
PART I

Item 1.        Business

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

7

Item 8.        Financial Statements and Supplementary Data

9

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

10

Item 9A.     Controls and Procedures

25

Item 9B.     Other Information

25

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

26

Item 11.      Executive Compensation

29

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

30

Item 13.      Certain Relationships and Related Transactions, and Director Independence

31

Item 14.      Principal Accountant Fees and Services

31

PART IV

Item 15.      Exhibits, Financial Statement Schedules

32

i

PART I

ITEM 1.

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

On June 5, 2007 Planet Halo launched its first wireless broadband network designed for subscription access to the Internet. The second such network was completed in Ventura, California during the 2007-2008 fiscal year. Planet Halo continued to operate and expand the subscriber base in these areas through the current fiscal year.

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

Research and Development. Concierge expended no funds on research and development in 2009.

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

Number of Employees. On June 30, 2009, we employed no persons full time and no persons part time.

ITEM 2.

PROPERTIES.

We own no plants or real property. Investment in the wireless infrastructure equipment of Planet Halo is approximately $38,500.

Facilities

Our office facilities, including those of Planet Halo are now co-located with those of our subsidiary, Wireless Village, at 3615 Superior Ave., Suite 3100A, Cleveland, Ohio 44114. Although Wireless Village has a lease expiring April 30, 2010, Concierge has no separate lease arrangement. We pay no rent to Wireless Village. Should additional space be needed, there is ample office space available in the vicinity at competitive prices.

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

As of  September 22, 2009, Brookside has not attempted to enforce its judgment. As of September 22, 2009, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding that a governmental authority is contemplating.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of our company during fiscal year 2009 through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2008 and 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Calendar 2007
3rd Qtr.	0.022	0.006
4th Qtr	0.0135	0.006

Calendar 2008
1st Qtr.	0.013	0.006
2nd Qtr.	0.012	0.0042
3rd Qtr.	0.0063	0.0042
4th Qtr	0.005	0.003

Calendar 2009
1st Qtr	0.005	0.001
2nd Qtr	0.0041	0.0012

Holders

On June 30, 2009 there were approximately 343 holders of record of our common stock.

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

Our company sold the following shares of its Series B Convertible, Voting, Preferred Stock during the last three years without registering the shares. Each share of Series B Convertible, Voting, Preferred Stock is convertible into 20 shares of common stock and carries a vote equal to 20 shares of common stock in all matters brought before the shareholders for vote.

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration
11/14/08	300,000	David Neibert	Cash	$15,000
11/14/08	233,333	Andrew C.T. Wu	Cash	$11,666
11/14/08	233,333	Caroline Kurebayashi	Cash	$11,666
11/14/08	233,334	Edward C.D. Wu	Cash	$11,667

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

On January 14, 2008, the company embarked on a new endeavor to develop a presence in the affiliate radio business by providing streaming audio via the Internet. Wireless Village continues to provide backend technical support, server space, bandwidth, and streaming audio functions to the businesses and invoices for their time and server space at nominal rates. It is unclear as of June 30, 2009 if the company will be successful in growing this opportunity in the near future, or will seek to merge its operations with a third party. As of June 30, 2009 no significant profits have been earned from this endeavor.

On February 1, 2008, with the acquisition of Wireless Village then completed, we moved the corporate offices of our company to those of Wireless Village at 3615 Superior Ave., Suite 3100A, Cleveland, OH 44114. The Wallen Group, a general partnership headed by our Chief Executive Officer, David Neibert, handles our daily administrative tasks from its location in Valley Center, CA. Although we have in the past rendered payment in the form of shares of stock for our administrative tasks, we do not currently pay rent to Wireless Village and we have no formal agreements in place for the services being provided by Mr. Neibert or his staff.

As of June 30, 2009, Concierge had no paid employees and no fixed overhead. Our operating costs were kept at a minimum with limited commitments for telephone, the cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. Fixed overhead of our operating subsidiaries was also kept a minimum level with rent, web hosting, telephone, Internet access, insurance and utilities being the only significant costs. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo and Wireless Village transactions. We have deployed approximately $38,500 worth of radio and computer infrastructure equipment to remote locations as required to operate the wireless networks in addition to what was already in place with the acquisition of Wireless Village. Our CEO, the president of Planet Halo, the officers of Wireless Village, and our directors are continuing to provide services without cash compensation. There are no guarantees that our officers and directors will continue in these capacities without compensation for an indefinite period of time.

Liquidity

Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock and preferred stock in exchange for cash. With the acquisition of Wireless Village we also acquired approximately $30,000 in cash. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable. We have also been unable to pay salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the company appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and subsidiaries (a development stage company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2009 and 2008 and for the period from September 20, 1996 (inception), to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc., and subsidiaries as of June 30, 2009 and 2008 and the results of its operations, stockholders deficit and cash flows for the years ended June 30, 2009 and 2008 and from September 20, 1996 (inception), to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $4,294,876 at June 30, 2009 including a net loss of $72,915 during the year ended June 30, 2009. These factors as discussed in Note 4 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

October 12, 2009

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,566	$5,820
Account Receivable	4,145	1,339
Inventory	196	196
Total current assets	6,907	7,355

Property and Equipment, net	20,744	32,754

Total Assets	$27,651	$40,109

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$308,525	$298,596
Due to related party	2,398	2,742
Sales paid in advance	1,976	1,380
Notes payable - related parties	142,500	160,692
Total current liabilities	455,399	463,410

COMMITMENT

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000,000 authorized par $0.001 Series A: 5,000,000 shares issued at June 30, 2009 and June 30, 2008, respectively	5,000	5,000
Series B: 1,000,000 shares issued and outstanding at June 30, 2009; no shares issued and outstanding at June 30, 2008	1,000	—
Common stock, $0.001 par value; 190,000,000 shares authorized; 178,231,867 shares issued and outstanding	178,232	178,232
Additional paid-in capital	3,682,896	3,615,428
Deficit accumulated during the development stage	(4,294,876)	(4,221,961)
Total stockholders' deficit	(427,748)	(423,301)
Total Liabilities and Stockholders' Deficit	$27,651	$40,109

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2009

	For The Years Ended June 30,		For The Period From September 20, 1996 (Inception) to June 30,
	2009	2008	2009
NET REVENUE	$43,424	$14,198	$57,622

Cost of Revenue	52,756	38,446	91,201

GROSS PROFIT (LOSS)	(9,332)	(24,248)	(33,579)

COSTS AND EXPENSES
Product Launch Expenses	—	—	1,077,785
Impairment of Assets	—	207,940	1,196,383
General & Administrative Expenses	51,308	106,265	1,706,548
TOTAL COSTS AND EXPENSES	51,308	314,205	3,980,716

OTHER INCOME (EXPENSES)
Other Income	—	74	241
Interest Expense	(11,475)	(11,688)	(34,187)
Unallocated accrued expenses reversed	—	—	150,123
Settlement Income/(Loss)	—	—	52,600
Loss on debt settlement	—	—	(23,033)
Litigation Settlement	—	—	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(11,475)	(11,614)	10,744

NET LOSS BEFORE INCOME TAXES	(72,115)	(350,066)	(4,003,551)

Provision of Income Taxes	800	800	12,800

NET LOSS	$(72,915)	$(350,866)	$(4,016,351)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	215,725,018	188,264,248

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

———————

*

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED JUNE 30, 2009

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2009

					Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders’ Deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Preferred Stock		Common Stock
	Number of Shares	Par value	Number of Shares	Par Value
Common Stock issued for cash
through June 30, 1997	—	$—	176,306	$1,763	$106,162	$—	$—	$107,925	$—	$—

Common stock issued for services
through June 30, 1997	—	—	621,545	6,215	—	—	—	6,215	—	—

Net loss through June 30, 1997	—-	—	—	—	—	—	(96,933)	(96,933)	—	—

Balance at June 30, 1997	—	—	797,851	7,978	106,162	—	(96,933)	17,207	—	—

Common Stock issued for cash
in the year ended June 30, 1998	—	—	137,475	1,375	194,650	—	—	196,025	—	—

Common stock issued for services
in the year ended June 30, 1998	—	—	22,550	226	—	—	—	226	—	—

Net loss for the year ended June 30, 1998	—	—	—	—	—	—	(283,891)	(283,891)	—	—

Balance at June 30, 1998	—	—-	957,876	9,579	300,812	—	(380,824)	(70,433)	—	—

Common Stock issued for cash
in the year ended June 30, 1999	—	—-	208,000	—	—	—	—	—	—	60,996

Common stock issued for services
in the year ended June 30, 1999	——	—	450	—	—	—	—	—	—	4

Net loss for the year ended June 30, 1999	—	—	—	—	—	—	(89,919)	(89,919)	—	—

Balance at June 30, 1999	—	—	1,166,326	9,579	300,812	—	(470,743)	(160,352)	—	61,000

Acquisition and retirement of Common shares	—	—	(262,000)	(2,620)	—	—	—	(2,620)	—	—

Common Stock issued for cash
in the year ended June 30, 2000	—	—	117,184	—	—	—	—	—	—	202,061

Common stock issued for services
in the year ended June 30, 2000	—	—	354,870	—	—	—	—	—	—	3,549

Post acquisition stock subscription funds
received net of costs & expenses of $79,710	—	—	—	—	—	—	—	—	1,175,790	—

Net loss for the year ended June 30, 2000	—	—	—	—	—	—	(986,986)	(986,986)	—	—

Balance at June 30, 2000	—	—	1,376,380	6,959	300,812	—	(1,457,729)	(1,149,958)	1,175,790	266,610

Post acquisition stock subscription funds
received	—	—	—	—	—	—	—	—	487,500	—

Net loss for the year ended June 30, 2001	—	—	—	—	—	—	(544,080)	(544,080)	—	—

Balance at June 30, 2001	—	—	1,376,380	6,959	300,812	—	(2,002,809)	(1,694,038)	1,663,290	266,610

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED JUNE 30, 2009

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2009

					Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders’ Deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2001	—	—	1,376,380	6,959	300,812	—	(2,002,809)	(1,694,038)	1,663,290	266,610

Recapitalization upon merger	—	—	118,681,333	113,099	(300,812)	—	(278,527)	(466,240)	—	—

Stock subscription received for 500,000 shares	—	—	—	—	—	29,983	—	29,983	—	—

Stock issued for services	—	—	2,532,581	119,031	—	—	—	119,031	—	—

Stock to be issued for services-3,275,472 shares	—	—	—	—	—	153,947	—	153,947	—	—

Adjustment to paid in capital on merger	—	—	—	(116,499)	116,499	—	—	—	—	—

Net loss for the year ended June 30, 2002	—	—	—	—	—	—	(478,229)	(478,229)	—	—

Balance at June 30, 2002	—	—	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

Stock issued for subscription received in the prior year	—	—	500,000	500	29,483	(29,983)	—	—	—	—

Stock issued for services included in the prior period	—	—	3,275,472	3,275	150,672	(153,947)	—	—	—	—

Forfeiture of stock subscription	—	—	—	—	10,000	—	—	10,000	—	—

Cancellation of over issued shares on recapitalization	—	—	(73,017)	—	—	—	—	—	—	—

Net loss for the year ended June 30, 2003	—	—	—	—	—	—	(47,272)	(47,272)	—	—

Balance at June 30, 2003	—	—	126,292,749	126,365	306,654	—	(2,805,837)	(2,372,818)	1,663,290	266,610

Adjustment to par value	—	—	—	(72)	72	—	—	—	—	—

Issuance of shares for cash	—	—	2,000,000	2,000	18,000	—	—	20,000	—	—

Issuance of shares for services	—	—	4,000,000	4,000	212,000	—	—	216,000	—	—

Issuance of shares for acquisition of Planet Halo	—	—	9,999,998	10,000	490,000	—	—	500,000	—	—

Net loss for the year ended June 30, 2004	—	—	—	—	—	—	(514,639)	(514,639)	—	—

Balance at June 30, 2004	—	—	142,292,747	142,293	1,026,726	—	(3,320,476)	(2,151,457)	1,663,290	266,610

Reclassify contingent liabilities to Additional Paid In Capital	—	—	—	—	1,929,900	—	—	1,929,900	(1,663,290)	(266,610)

Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(544,284)	(544,284)	—	—

Balance at June 30, 2005	—	—	142,292,747	142,293	2,956,626	—	(3,864,761)	(765,8419)	—	—

Loans converted to Paid in Capital	—	—	—	—	281,708	—	—	281,708	—	—

Net loss for the year ended June 30, 2006	—	—	—	—	—	—	(44,552)	(44,552)	—	—

Balance at June 30, 2006	—	—	142,292,747	142,293	3,238,334	—	(3,909,313)	(528,686)	—	—

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED JUNE 30, 2009

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2009

					Additional Paid In Capital	Shard to Be Issued	Accumulated Deficit	Stockholders’ Deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2006	—	—	142,292,747	142,293	3,238,334	—	(3,909,313)	(528,686)	—	—

Issuance of shares for services	—	—	5,000,000	5,000	30,000	—	—	35,000	—	—

Issuance of shares for cash	—	—	27,027,027	27,027	62,973	—	—	90,000	—	—

Issuance of shares for debt settlement	—	—	3,003,003	3,003	30,030	—	—	33,033	—	—

Net income for the year ended June 30, 2007	—	—	—	—	—	—	38,214	38,214	—	—

Balance at June 30, 2007	—	—	177,322,777	177,323	3,361,337	—	(3,871,095)	(332,434)	—	—

Net loss for the periods ended June 30, 2008	—	—	—	—	—	—	(350,866)	(350,866)	—	—

Shares issued for cash	—	—	909,090	909	9,091	—	—	10,000	—	—

Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	—	—	245,000	—	—	250,000	—	—

Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	—	(4,221,961)	(423,301)	—	—

Shares for issued for cash	1,000,000	1,000	—	—	49,000	—	—	50,000	—	—

Debt settlement with a shareholder	—	—	—	—	18,468	—	—	18,468	—	—

Net loss for the year ended June 30, 2009	—	—	—	—	—	—	(72,915)	(72,915)	—	—

Balance at June 30, 2009	6,000,000	$6,000	178,231,867	$178,232	$3,682,896	$—	$(4,294,876)	$(427,748)	$—	$—

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2009

	For The Years Ended June 30,		For The Period From September 20, 1996 (Inception) to June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(72,915)	$(350,866)	$(4,016,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill/asset	—	207,940	950,583
Depreciation and amortization	12,010	9,140	34,613
Stock issued for services	—	—	531,352
Loss on settlement of debts	—	—	23,033
Unallocated accrued expense reversed	—	—	(150,123)
Increase (decrease) in current assets:
AR	(2,806)	(1,339)	(4,145)
Inventory	—	(196)	(245,996)

Increase (decrease) in current liabilities:
Advance subscription	596	1,380	1,976
Accounts payable & Accrued expense	10,206	45,162	379,469
Net cash used in operating activities	(52,910)	(88,779)	(2,495,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	—	31,509	34,421
Note Due - related party	—	18,192	(81,808)
Purchase of equipment	—	(11,730)	(55,111)
Net cash used provided by (used in) investing activities	—	37,970	(102,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from/to related party	(344)	31,569	7,874
Proceeds from Issuance of Shares	50,000	10,000	737,007
Proceeds from stock subscription forfeited	—	—	10,000
Proceeds from advance subscriptions	—	—	1,772,983
Costs and expenses of advance subscriptions	—	—	(79,710)
Proceeds from related party loans	—	—	152,500
Net cash provided by financing activities	49,656	41,569	2,600,654

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(3,254)	(9,240)	2,566

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,820	15,060	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,566	5,820	$2,566

NON-CASH INVESTING & FINANCING ACTIVITY:
Related party note settled against Additional Paid-In Capital	$18,468	—	$18,468

The accompanying notes are an integral part of these financial statements.

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

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

On April 6, 2004 the Company entered into a Stock Purchase Agreement with Planet Halo, Inc. (PHI) whereby, the Company purchased all of the outstanding and issued shares of PHI in exchange for 10 million shares of the Company’s common stock valued at $500,000. On May 5, 2004 the Company issued the shares on a ratio of 8.232 shares of its common stock to each share of PHI stock to the former shareholders of PHI. The existing PHI shares were then retired and cancelled. The Company is now the sole shareholder of PHI, a Nevada corporation. On May 5, 2004 the President of PHI was officially appointed to the Board of Directors of the Company along with one other PHI named appointee. As of June 30, 2009 those individuals have resigned in order to pursue other interests.

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

Wireless Village is a Nevada corporation based in Cleveland, Ohio and has been providing technical services to Planet Halo on an ongoing basis since May 2007. Wireless Village designs, installs, maintains and operates wireless network providing high speed Internet access to consumers and businesses. Wireless Village also hosts web sites, provides customer service and billing platforms for Planet Halo and other clientele.

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

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2009 the Company has issued and outstanding 5, 000,000 shares of Series A Convertible, Voting, Preferred stock. These shares are convertible into 25,000,000 shares of common stock subject to certain conditions. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. As of June 30, 2009 the Company has issued and outstanding 1,000,000 shares of its Series B Convertible, Voting, Preferred stock. These shares are convertible into 20,000,000 shares of common stock subject to certain conditions. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. There are no other dilutive securities outstanding.

REVENUE RECOGNITION

The company did not earn any revenue related to the PCA product or software since inception through June 30, 2009 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the years ending June 30, 2008 and 2009, subscription sales for Planet Halo were recorded as $11,298 and $5,817 respectively, and unearned, advance subscriptions, as $568 and $1,076 respectively. Accounts receivable for the year ending June 30, 2008 was recorded as $190 with $166 recorded for the year ending June 30, 2009.

Planet Halo occasionally purchases consumer hardware for configuration or testing prior to release to subscribers. These items are listed in inventory or under Cost of Goods Sold and, when sold, recorded as hardware sales. Inventory amounts are expected to remain insignificant as most hardware sale invoices are paid by the customers immediately upon presentation. Hardware sales for the year ending June 30, 2008 totaled $180 with no sales recorded for the year ended June 30, 2009. Inventory at the end of each period remained $196 included as part of other current assets as the amount is not significant.

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the twelve-month period ended June 30, 2009 Wireless Village began selling hardware such as printers, flat screen TVs and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectibility was reasonably assured. For the year ending June 30, 2008 and June 30, 2009, Wireless Village subscription sales were recorded as $1,169 and $9,506 respectively, support services were recorded as $2,291 and $7,174 respectively, hardware sales were recorded as zero for June 30, 2008 and $16,767 for the year ending June 30, 2009, and web hosting services were recorded as $760 and $4,160 respectively. Advanced, unearned, subscriptions of web hosting and Internet access were recorded on June 30, 2008 as $812 and for the year ending June 30, 2009 as $900 with accounts receivable recorded at $1,148 and $3,979 respectively.

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

3.

RECENT PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest.

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009). Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the year ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for annual period ending June 30, 2009 and will be applied prospectively. The adoption of SFAS 165 did not have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the year ended June 30, 2009. The Company has accumulated a deficit of $4,294,876 and a net loss of $72,915 during the year ended June 30, 2009. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended June 30, 2009, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.

DUE TO RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. A balance is owed to Wallen Group of $2,398 and $2,742 as of June 30, 2009 and 2008, respectively. The amount due to related party is due on demand, unsecured and interest free.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2008 and 2009, respectively.

	June 30, 2009	June 30, 2008
Accounts payable	$98,526	$114,624
Accrued judgment	135,000	135,000
Accrued interest	57,499	45,972
Current audit fee accrued	17,500	3,000
Total	$308,525	$298,596

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

NOTES PAYABLE – RELATED PARTIES

	June 30, 2009	June 30, 2008
Notes payable consisted of the following at:

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000

Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500

Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000

Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500

Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000

Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500

Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000

Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000

Notes payable to a director and third party, interest rate of 4%, secured with Intellectual Property, draw downs permitted through December 31, 2008 and payable on February 15, 2009	—	18,192

Total Notes Payable	$142,500	$160,692

The Company has recorded interest expenses, amounting to $11,688 and $11,474 for the years ended June 30, 2008 and 2009, respectively.

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.

COMMON STOCK

In September 2008, the company sold 1,000,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001. Although the company received full payment of the subscription, the share certificates were not issued as of September 30, 2008. These shares were recorded as shares to be issued totaling $50,000 on the consolidated balance sheet as of September 30, 2008. The shares were subsequently issued during the second quarter and recorded as $49,000 additional paid-in capital and $1,000 at par value issued preferred stock as of June 30, 2009.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

During the year ended June 31, 2009 and 2008 the Company did not pay any interest or income taxes.

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of its investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of its investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of June 30, 2009.

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

The Company issued the shares on a ratio of 2,999.4 shares of the Company preferred stock to each share of Wireless Village stock. The shares were issued directly to the former shareholders of Wireless Village. The Company is now a sole shareholder of Wireless Village, a Nevada corporation.

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

CONCIERGE TE0CHNOLOGIES, INC. AND SUBSIDIARIES

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

Planet Halo funded the lease payments due for digital satellite receivers with a loan from its shareholder who held the “Music of Your Life” intellectual property assigned to Planet Halo by Music of Your Life LLC, as collateral. On July 16, 2008 the note holders transferred the lease with X-Digital into their own name and took over all liability for future payments. Pursuant to the terms of the note agreement, the note was due on February 15, 2009. As a result of non-payment, Planet Halo forfeited its interest in the intellectual property “Music of Your Life” that was used as collateral to the note payable. There was no value associated with Music of Your Life intellectual property.

The amount of interest accrued, $276, and the principal amount accrued, $18,192, during the previous fiscal year were settled against the collateral and recorded as additional paid-in capital in the accompanying financial statements due to the settlement with the shareholder of the Company.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 9A.

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

ITEM 9B.

OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2009 that was not reported.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2009 and a description of the business experience of each. Two positions remain vacant on the Board.

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

David W. Neibert: Mr. Neibert has been the President and a director of Concierge Technologies since June 17, 2002 and CEO of Concierge since April 2007. Mr. Neibert is also the president of The Wallen Group, a general partnership providing consulting services to wireless communications companies and other high technology firms in development stages. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products (under the names “Midland”, “Securicor Wireless”, “Linear Modulation Technologies”, and others) globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. known as Roamer One. Intek Global Corporation was subsequently acquired by its majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, CA, Kansas City, MO, New York City, NY, and Sutton Surrey, England during period from 1992 – 1998 before locating The Wallen Group in Southern California.

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

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended June 30, 2004 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 3615 Superior Ave., Suite 3100A, Cleveland, OH 44114.

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

Item 11.

Executive Compensation.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

David Neibert, CEO	FY 2009	0	0	0	0
	FY 2008	0	0	0	0
Allen Kahn, Chairman and CFO	FY 2009	0	0	0	0
	FY 2008	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

The directors of Concierge received the following compensation in FY 2009 for their services as directors.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the ownership, as of September 22, 2009 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock, by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned		Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	14,766,902		6.6%
Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437		9.3%
F. Patrick Flaherty 637 29th Street Manhattan Beach, CA 90266	2,100,000	(2)	0.9%
James E. Kirk 1401 Kirby, N.E. Albuquerque, NM 87112	3,383,291		1.5%
David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	9,489,100	(3)	4.2%
Officers and Directors as a Group (5 persons)	50,594,730	(4)	22.7%

———————

(1)

Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.

(2)

Mr. Flaherty had earlier reported beneficial ownership of 1,350,710 shares originally issued to his adult children for which he now disclaims beneficial ownership.

(3)

Mr. Neibert and his two minor children collectively own 1,539,100 shares of common stock. Additionally, Mr. Neibert acquired 390,000 shares of Series A Convertible, Voting, Preferred stock with the acquisition of Wireless Village. Each of these shares are convertible into 5 shares of common stock, totaling 1,950,000 shares of common stock for which Mr. Neibert is also the beneficial owner that have been included in this calculation. Mr. Neibert acquired 300,000 shares of Series B Convertible, Voting, Preferred stock for cash. Each of these shares are convertible into 20 shares of common stock, totaling 6,000,000 shares of common stock for which Mr. Neibert is also the beneficial owner that have been included in this calculation.

(4)

Total includes Series A Convertible, Voting, Preferred stock and Series B Convertible, Voting, Preferred stock that can be converted into 7,950,000 shares of common stock held by Neibert.

There are no agreements between or among any of the shareholders that would restrict the issuance of shares in a manner that would cause any change in control of the company. There are no voting trusts, pooling arrangements or similar agreements in the place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near future.

Item 13.

Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE.

We have adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Board and based upon a determination that these transactions are on terms no less favorable to us than those which could be obtained by unaffiliated third parties. This policy could be terminated in the future. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such a transaction.

There has been one transaction during the last two years to which we were a party in which the following persons had a direct or indirect material interest:

•

the officers and directors; David Neibert and Marc Angell (former director)

•

any nominees for election as a director;

•

any beneficial owners of more than 5 percent of our voting securities;

•

any member of the immediate family of any of the above persons.

Mr. Neibert and Mr. Angell were minority shareholders of Wireless Village, and also directors and officers of Concierge Technologies, at the time Wireless Village was acquired by Concierge Technologies. Mr. Neibert and Mr. Angell abstained from voting during the board of directors meeting called for the purpose of approving the proposed transaction during the fiscal year ended June 30, 2008.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended June 30, 2009

$30,500

Fiscal Year ended June 30, 2008

$48,500

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2009

$-0-

Fiscal Year ended June 30, 2008

$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2009

$-0-

Fiscal Year ended June 30, 2008

$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2009

$-0-

Fiscal Year ended June 30, 2008

$-0-

Pre-Approval of Audit and Non-Audit Services.

The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

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

*

Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**

Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***

Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.

+

Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.

++

Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for 10-30-07; Commission File No. 000-29913, incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: October 12, 2009	By	/s/ David W. Neibert
David W. Neibert, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 12, 2009	By:	/s/ David W. Neibert
David W. Neibert, C.E.O. and Director

Date: October 12, 2009	By:	/s/ Allen E. Kahn
Allen E. Kahn, Chief Financial Officer and Director

Date: October 12, 2009	By:	/s/ F.P. Flaherty
F. Patrick Flaherty, Director

Date: October 12, 2009	By:	/s/ James E. Kirk
James E. Kirk, Secretary and Director

Date: October 12, 2009	By:	/s/ Samuel C.H. Wu
Samuel C.H. Wu, Director

CONCIERGE TECHNOLOGIES, INC.

Commission File No. 000-29913

Index to Exhibits to Form 10-K 06-30-09

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

*

Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**

Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***

Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.

+

Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.

++

Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for 10-30-07; Commission File No. 000-29913, incorporated herein.