Form 10-Q
period 2009-09-30
CONCIERGE TECHNOLOGIES INC
filed 2009-11-16
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

———————

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-29913	95-4442384
State of Incorporation	Commission File No.	IRS Employer I.D. Number

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

As of November 6, 2009, there were 178,231,867 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 1,000,000 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

1

Item 1.   Financial Statements

1

Consolidated Balance Sheets (Unaudited)

1

Consolidated Statements of Operations For The Three Month

Periods Ended September 30, 2009 and 2008

and the Period from September 20, 1996 (Inception) to

September 30, 2009 (Unaudited)

2

Statements of Changes in Stockholders' Deficit For The

Three Month Periods Ended September 30, 2009 and 2008

and the Period from September 20, 1996 (Inception) to

September 30, 2009 (Unaudited)

3

Consolidated Statements of Cash Flows For The Three Month Periods Ended

September 30, 2009 and 2008 and the Period from

September 20, 1996 (Inception) to September 30, 2009

(Unaudited)

5

Notes to Unaudited Financial Statements

6

Item 2.   Management’s Discussion and Analysis of Financial Condition

and Results of Operations

12

Item 4.   Controls and Procedures

13

PART II — Other Information

14

Item 1.   Legal Proceedings

14

Item 5.   Other Information

14

Item 6.   Exhibits

15

SIGNATURES

16

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$4,203	$2,566
Account Receivable	2,963	4,145
Due from Related Party	5,565	—
Inventory	—	196
Total current assets	12,731	6,907
Property and Equipment, net	14,840	20,744
Total Assets	$27,571	$27,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$301,134	$308,525
Due to related party	—	2,398
Sales paid in advance	1,917	1,976
Notes payable - related parties	142,500	142,500
Other liabilities	30,000	—
Total current liabilities	475,551	455,399

COMMITMENT

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued	5,000	5,000
Series B: 1,000,000 shares issued	1,000	1,000
Common stock, $0.001 par value; 190,000,000 shares authorized; 178,231,867 shares issued and outstanding	178,232	178,232
Additional paid-in capital	3,682,896	3,682,896
Deficit accumulated during the development stage	(4,315,108)	(4,294,876)
Total stockholders' deficit	(447,980)	(427,748)
Total Liabilities and Stockholders' Deficit	$27,571	$27,651

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2009

(Unaudited)

	For The Three-Month Periods Ended September 30,		For The Period From September 20, 1996 (Inception) to September 30, 2009
	2009	2008
NET REVENUE	$8,241	$6,556	$65,863

Cost of Revenue	14,823	8,464	106,024

GROSS PROFIT (LOSS)	(6,582)	(1,908)	(40,161)

COSTS AND EXPENSES
Product Launch Expenses	—	—	1,077,785
Impairment of Assets	—	—	1,196,383
General & Administrative Expenses	9,981	8,653	1,716,529
TOTAL COSTS AND EXPENSES	9,981	8,653	3,990,697

OTHER INCOME (EXPENSES)
Other Income	—	—	241
Interest Expense	(2,869)	(2,869)	(37,056)
Unallocated accrued expenses reversed	—	—	150,123
Settlement Income/(Loss)	—	—	52,600
Loss on debt settlement	—	—	(23,033)
Litigation Settlement	—	—	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(2,869)	(2,869)	7,875

NET LOSS BEFORE INCOME TAXES	(19,432)	(13,430)	(4,022,983)

Provision of Income Taxes	800	800	13,600

NET LOSS	$(20,232)	$(14,230)	$(4,036,583)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	223,231,867	203,231,867

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

———————

*

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2009

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders' Deficit	Advance Subscriptions	Common Stock Subject to Contingency
Common Stock issued for cash through June 30, 1997	—	$—	176,306	$1,763	$106,162	$—	$—	$107,925	$—	$—
Common stock issued for services through June 30, 1997	—	—	621,545	6,215	—	—	—	6,215	—	—
Net loss through June 30, 1997	—	—	—	—	—	—	(96,933)	(96,933)	—	—
Balance at June 30, 1997	—	—	797,851	7,978	106,162	—	(96,933)	17,207	—	—
Common Stock issued for cash in the year ended June 30, 1998	—	—	137,475	1,375	194,650	—	—	196,025	—	—
Common stock issued for services in the year ended June 30, 1998	—	—	22,550	226	—	—	—	226	—	—
Net loss for the year ended June 30, 1998	—	—	—	—	—	—	(283,891)	(283,891)	—	—
Balance at June 30, 1998	—	—	957,876	9,579	300,812	—	(380,824)	(70,433)	—	—
Common Stock issued for cash in the year ended June 30, 1999	—	—	208,000	—	—	—	—	—	—	60,996
Common stock issued for services in the year ended June 30, 1999	—	—	450	—	—	—	—	—	—	4
Net loss for the year ended June 30, 1999	—	—	—	—	—	—	(89,919)	(89,919)	—	—
Balance at June 30, 1999	—	—	1,166,326	9,579	300,812	—	(470,743)	(160,352)	—	61,000
Acquisition and retirement of Common shares	—	—	(262,000)	(2,620)	—	—	—	(2,620)	—	—
Common Stock issued for cash in the year ended June 30, 2000	—	—	117,184	—	—	—	—	—	—	202,061
Common stock issued for services in the year ended June 30, 2000	—	—	354,870	—	—	—	—	—	—	3,549
Post acquisition stock subscription funds received net of costs & expenses of $79,710	—	—	—	—	—	—	—	—	1,175,790	—
Net loss for the year ended June 30, 2000	—	—	—	—	—	—	(986,986)	(986,986)	—	—
Balance at June 30, 2000	—	—	1,376,380	6,959	300,812	—	(1,457,729)	(1,149,958)	1,175,790	266,610
Post acquisition stock subscription funds	—	—	—	—	—	—	—	—	487,500	—
Net loss for the year ended June 30, 2001	—	—	—	—	—	—	(544,080)	(544,080)	—	—
Balance at June 30, 2001	—	—	1,376,380	6,959	300,812	—	(2,001,809)	(1,694,038)	1,663,290	266,610
Recapitalization upon merger	—	—	118,681,333	113,099	(300,812)	—	(278,527)	(466,240)	—	—
Stock subscription received for 500,000 shares	—	—	—	—	—	29,983	—	29,983	—	—
Stock issued for services	—	—	2,532,581	119,031	—	—	—	119,031	—	—
Stock to be issued for services-3,275,472 shares	—	—	—	—	—	153,947	—	153,947	—	—
Adjustment to paid in capital on merger	—	—	—	(116,499)	116,499	—	—	—	—	—
Net loss for the year ended June 30, 2002	—	—	—	—	—	—	(478,229)	(478,229)	—	—
Balance at June 30, 2002	—	—	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2009

(Unaudited) (continued)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders' Deficit	Advance Subscriptions	Common Stock Subject to Contingency
Balance at June 30, 2002	—	$—	122,590,294	$122,590	$116,499	$183,930	$(2,758,565)	$(2,335,546)	$1,663,290	$266,610
Stock issued for subscription received in the prior year	—	—	500,000	500	29,483	(29,983)	—	—	—	—
Stock issued for services included in the prior period	—	—	3,275,472	3,275	150,672	(153,947)	—	—	—	—
Forfeiture of stock subscription	—	—	—	—	10,000	—	—	10,000	—	—
Cancellation of over issued shares on recapitalization	—	—	(73,017)	—	—	—	—	—	—	—
Net loss for the year ended June 30, 2003	—	—	—	—	—	—	(47,272)	(47,272)	—	—
Balance at June 30, 2003	—	—	126,292,749	126,365	306,654	—	(2,805,837)	(2,372,818)	1,663,290	266,610
Adjustment to par value	—	—	—	(72)	72	—	—	—	—	—
Issuance of shares for cash	—	—	2,000,000	2,000	18,000	—	—	20,000	—	—
Issuance of shares for services	—	—	4,000,000	4,000	212,000	—	—	216,000	—	—
Issuance of shares for acquisition of Planet Halo	—	—	9,999,998	10,000	490,000	—	—	500,000	—	—
Net loss for the year ended June 30, 2004	—	—	—	—	—	—	(514,639)	(514,639)	—	—
Balance at June 30, 2004	—	—	142,292,747	142,293	1,026,726	—	(3,320,476)	(2,151,457)	1,663,290	266,610
Reclassify contingent liabilities to Additional Paid In Capital	—	—	—	—	1,929,900	—	—	1,929,900	(1,663,290)	(266,610)
Net loss for the year ended June 30, 2005	—	—	—	—	—	—	(544,284)	(544,284)	—	—
Balance at June 30, 2005	—	—	142,292,747	142,293	2,956,626	—	(3,864,761)	(765,841)	—	—
Loans converted to Paid in Capital	—	—	—	—	281,708	—	—	281,708	—	—
Net loss for the year ended June 30, 2006	—	—	—	—	—	—	(44,552)	(44,552)	—	—
Balance at June 30, 2006	—	—	142,292,747	142,293	3,238,334	—	(3,909,313)	(528,686)	—	—
Issuance of shares for services	—	—	5,000,000	5,000	30,000	—	—	35,000	—	—
Issuance of shares for cash	—	—	27,027,027	27,027	62,973	—	—	90,000	—	—
Issuance of shares for debt settlement	—	—	3,003,003	3,003	30,030	—	—	33,033	—	—
Net income for the year ended June 30, 2007	—	—	—	—	—	—	38,214	38,214	—	—
Balance at June 30, 2007	—	—	177,322,777	177,323	3,361,337	—	(3,871,095)	(332,434)	—	—
Net loss for the year ended June 30, 2008	—	—	—	—	—	—	(350,866)	(350,866)	—	—
Shares issued for cash	—	—	909,090	909	9,091	—	—	10,000	—	—
Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	—	—	245,000	—	—	250,000	—	—
Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	—	(4,221,961)	(423,301)	—	—
Shares issued for cash	1,000,000	1,000	—	—	49,000	—	—	50,000	—	—
Debt settlement with a shareholder	—	—	—	—	18,468	—	—	18,468	—	—
Net loss for the year ended June 30, 2009	—	—	—	—	—	—	(72,915)	(72,915)	—	—
Balance at June 30, 2009	6,000,000	6,000	178,231,867	178,232	3,682,896	—	(4,294,876)	(427,748)	—	—
Net loss for the quarter ended September 30, 2009	—	—	—	—	—	—	(20,232)	(20,232)	—	—
Balance at September 30, 2009	6,000,000	$6,000	178,231,867	$178,232	$3,682,896	$—	$(4,315,108)	$(447,980)	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2009

(Unaudited)

	For the Three Month Periods Ended September 30,		For the period from September 20, 1996 (inception) to September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,232)	(14,230)	$(4,036,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill/asset	—	—	950,583
Depreciation and amortization	5,904	3,007	40,517
Stock issued for services	—	—	531,352
Loss on settlement of debts	—	—	23,033
Unallocated accrued expense reversed	—	—	(150,123)
Increase (decrease) in current assets:
Accounts Receivable	1,182	(1,003)	(2,963)
Inventory	196	—	(245,801)

Increase (decrease) in current liabilities:
Advance subscription	(59)	(783)	1,917
Accounts payable & Accrued expense	(7,391)	(6,981)	372,078
Net cash used in operating activities	(20,400)	(19,990)	(2,515,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	—	—	34,421
Note Due - related party	—	—	(81,808)
Purchase of equipment	—	—	(55,111)
Net cash provided by (used in) investing activities	—	—	(102,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from/to related party	(7,963)	(24,428)	(89)
Proceeds from Shares to be Issued	—	50,000	737,007
Proceeds from Related Party Prepayment for Preferred Stocks	30,000	—	30,000
Proceeds from stock subscription forfeited	—	—	10,000
Proceeds from advance subscriptions	—	—	1,772,983
Costs and expenses of advance subscriptions	—	—	(79,710)
Proceeds from related party loans	—	—	152,500
Net cash provided by financing activities	22,037	25,572	2,622,691

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,637	5,582	4,203

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,566	5,820	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,203	$11,402	$4,203

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Regulation S-K of the Securities and Exchange Commission. Accordingly, these statements do not include

ONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2009 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5 and 1,000,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20. The company has also accepted payment for 600,000 shares of Series B preferred stock but has yet to issue the shares as of September 30, 2009. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. There are no other dilutive securities outstanding.

REVENUE RECOGNITION

The company did not earn any revenue related to the PCA product or software since inception through September 30, 2009 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the three-month periods ending September 30, 2008 and 2009, subscription sales for Planet Halo were recorded as $838 and $3,759 respectively, and unearned, advance subscriptions, as $0 and $1,017 respectively. Accounts receivable at June 30, 2009 and September 30, 2009 was recorded as $166 and $241, respectively.

Planet Halo occasionally purchases consumer hardware for configuration or testing prior to release to subscribers. These items are listed in inventory or under Cost of Goods Sold and, when sold, recorded as hardware sales. Inventory amounts are expected to remain insignificant as most hardware sale invoices are paid by the customers immediately upon presentation. The Company recorded inventory at zero and $196 at September 30, 2009 and June 30, 2009, respectively.

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost

ONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the prior fiscal year, Wireless Village began selling hardware such as printers, flat screen TVs and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectibility was reasonably assured. For the three-month periods ending September 30, 2008 and September 30, 2009, Wireless Village subscription sales were recorded as $3,719 and $652 respectively, support services were recorded as $950 and $1,158 respectively, hardware sales were recorded as $119 for September 30, 2008 and $1,238 for the three-month period ending September 30, 2009, and web hosting services were recorded as $930 and $784 respectively. Advanced, unearned, subscriptions of web hosting and Internet access were recorded on September 30, 2008 as $598 and for the three-month period ending September 30, 2009 as $900, including customer deposits for support services not yet delivered. Accounts receivable at June 30, 2009 and September 30, 2009 was recorded at $2,242 and $2,722 (net of bad debt allowance of $1,345), respectively.

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

3.

RECENT PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

ONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the three-month period ended September 30, 2009. The Company has accumulated a deficit of $4,315,108 and a net loss of $20,232 during the three-month period ended September 30, 2009. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2009, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.

DUE FROM/TO RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of September 30, 2009, the Wallen Group was holding $5,565 on behalf of Concierge, and as of June 30, 2009, the Company had $2,398 due to the Wallen Group.

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Account payable	$82,299	$98,526
Accrued judgment	135,000	135,000
Accrued interest	60,335	57,499
Accrued accounting fees	23,500	17,500
Total	$301,134	$308,525

ONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.

NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at:	September 30, 2009	June 30, 2009
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%,
unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000

Total Notes Payable	$142,500	$142,500

The Company has recorded interest expenses amounting to $2,869 for each of the three-month periods ended September 30, 2009 and September 30, 2008.

8.

COMMON STOCK

In September 2009, the company sold 600,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001. Although the company received full payment of the subscription from a venture capital firm that was associated with a shareholder, the share certificates were not issued as of September 30, 2009. The Company recorded the proceeds at $30,000 as other liabilities. The shares will be subsequently issued during the current quarter and the previous recording will be adjusted to $29,400 additional paid in capital and $600 at par value issued preferred Series B stock.

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Planet Halo as a foreign corporation in the state of California.

During the three months ended September 30, 2009 and 2008 the Company did not pay any interest or income taxes.

ONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.

LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. During a brief period during the fiscal year ended June 2009, subscriber billing and customer care for Planet Halo was handed off to Wireless Village in an attempt to streamline operating costs. Therefore, the differences in subscriber revenues for the periods ending September 30, 2008 and September 30, 2009 were primarily attributed to allocation of those revenues between the two subsidiaries rather than a change in overall sales performance. For the three-month periods ending September 30, 2008 and 2009, subscription sales for Planet Halo were recorded as $838 and $3,759, respectively, whereas the subscription sales for Wireless Village for the same periods were $3,719 and $652, respectively. Total subscription sales were, therefore, $4,557 and $4,411, respectively, demonstrating insignificant change over the year of -3%.

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the prior fiscal year, Wireless Village began selling hardware such as printers, flat screen TVs and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectibility was reasonably assured. Support services for the three-month periods ending September 30, 2008 and 2009 were recorded as $950 and $1,158, respectively, an increase of 21%. Hardware sales were recorded as $119 for September 30, 2008 and $1,238 for the three-month period ending September 30, 2009, an increase of 940% or approximately 10 times the gross amount. Web hosting services were recorded as $930 and $784 respectively, or a 16% decline. Advanced, unearned, subscriptions of web hosting and Internet access were recorded on September 30, 2008 as $598 and for the three-month period ending September 30, 2009 as $900, including customer deposits for support services not yet delivered. Accounts receivable for the three-month periods ending September 30, 2008 and September 30, 2009 recorded at $2,242 and $2,722, respectively, a 21% increase due to an increase in support service sales.

Overall, net revenues for the three-month period ending September 30, 2009 were up $1,685 over the three-month period ending September 30, 2008, an increase of 26%.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2009.

Item 5.

Other Information

There remain 2 positions vacant on the Board of Directors of Concierge Technologies, Inc. as of November 6, 2009.

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

CONCIERGE TECHNOLOGIES, INC.

Date:	November 16, 2009	By:	/s/ DAVID W. NEIBERT
David W. Neibert Chief Executive Officer

16