Form 10-Q
period 2009-12-31
CONCIERGE TECHNOLOGIES INC
filed 2010-02-16
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
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

As of February 8, 2010, there were 184,315,200 shares of the Registrant’s Common Stock, $0.001 par value, outstanding, 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 1,600,000 shares of its Series B Convertible Voting Preferred Stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets (Unaudited)	4
Consolidated Statements of Operations For The Three and Six Month
Periods Ended December 31, 2009 and 2008
and the Period from September 20, 1996 (Inception) to
December 31, 2009 (Unaudited)	5
Statements of Changes in Stockholders’ Deficit For The
Six Month Periods Ended December 31, 2009 and 2008
and for the Period from September 20, 1996 (Inception) to
December 31, 2009 (Unaudited)	6
Consolidated Statements of Cash Flows For The Six Month Periods
Ended December 31, 2009 and 2008 and the Period from
September 20, 1996 (Inception) to December 31, 2009
(Unaudited)	8
Notes to Unaudited Financial Statements	9

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2009	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$535	$2,566
Account Receivable	3,099	4,145
Inventory	-	196
Total current assets	3,634	6,907

Property and Equipment, net	12,919	20,744

Total Assets	$16,553	$27,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$301,521	$308,525
Due to related party	3,547	2,398
Sales paid in advance	2,245	1,976
Notes payable - related parties	142,500	142,500
Total current liabilities	449,813	455,399

COMMITMENT

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued	5,000	5,000
Series B: 1,600,000 shares issued	1,600	1,000
Common stock, $0.001 par value; 190,000,000 shares authorized; 184,315,200 and 178,231,867 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	184,315	178,232
Additional paid-in capital	3,727,505	3,682,896
Deficit accumulated during the development stage	(4,351,680)	(4,294,876)
Total stockholders' deficit	(433,260)	(427,748)
Total Liabilities and Stockholders' Deficit	$16,553	$27,651

The accompanying notes are an integral part of these unaudited financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2009
(Unaudited)

	For The Three-Month Periods Ended		For The Six Month Periods Ended		For The Period From September 20, 1996 (Inception) to December 31, 2009
	December 31,		December 31,
	2009	2008	2009	2008
NET REVENUE	$5,700	$8,205	$13,940	$14,761	$71,562

Cost of Revenue	9,228	13,955	24,051	22,419	115,252

GROSS PROFIT (LOSS)	(3,528)	(5,750)	(10,110)	(7,658)	(43,689)

COSTS AND EXPENSES
Product Launch Expenses	-	-	-	-	1,077,785
Impairment of Assets	-	-	-	-	1,196,383
General & Administrative Expenses	30,177	12,618	40,158	21,250	1,746,706
TOTAL COSTS AND EXPENSES	30,177	12,618	40,158	21,250	4,020,874

OTHER INCOME (EXPENSES)
Other Income	-	-	-	-	241
Interest Expense	(2,869)	(2,869)	(5,737)	(5,737)	(39,924)
Unallocated accrued expenses reversed	-	-	-	-	150,123
Settlement Income/(Loss)	-	-	-	-	52,600
Loss on debt settlement	-	-	-	-	(23,033)
Litigation Settlement	-	-	-	-	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(2,869)	(2,869)	(5,737)	(5,737)	5,007

NET LOSS BEFORE INCOME TAXES	(36,574)	(21,237)	(56,006)	(34,646)	(4,059,557)

Provision of Income Taxes	-	-	800	800	13,600

NET LOSS	$(36,574)	$(21,237)	$(56,806)	$(35,446)	$(4,073,157)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	232,909,522	213,449,258	228,044,253	208,340,563

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2009
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital					Common Stock
	Number of	Par	Number of	Par		Shares	Accumulated	Stockholders'	Advance	Subject to
	Shares	Value	Shares	Value		to Be Issued	Deficit	Deficit	Subscriptions	Contingency
Common Stock issued for cash
through June 30, 1997	-	$-	176,306	$1,763	$106,162	$-	$-	$107,925	$-	$-

Common stock issued for services
through June 30, 1997	-	-	621,545	6,215	-	-	-	6,215	-	-

Net loss through June 30, 1997	-	-	-	-	-	-	(96,933)	(96,933)	-	-

Balance at June 30, 1997	-	-	797,851	7,978	106,162	-	(96,933)	17,207	-	-

Common Stock issued for cash
in the year ended June 30, 1998	-	-	137,475	1,375	194,650	-	-	196,025	-	-

Common stock issued for services
in the year ended June 30, 1998	-	-	22,550	226	-	-	-	226	-	-

Net loss for the year ended June 30, 1998	-	-	-	-	-	-	(283,891)	(283,891)	-	-

Balance at June 30, 1998	-	-	957,876	9,579	300,812	-	(380,824)	(70,433)	-	-

Common Stock issued for cash
in the year ended June 30, 1999	-	-	208,000	-	-	-	-	-	-	60,996

Common stock issued for services
in the year ended June 30, 1999	-	-	450	-	-	-	-	-	-	4

Net loss for the year ended June 30, 1999	-	-	-	-	-	-	(89,919)	(89,919)	-	-

Balance at June 30, 1999	-	-	1,166,326	9,579	300,812	-	(470,743)	(160,352)	-	61,000

Acquisition and retirement of Common shares	-	-	(262,000)	(2,620)	-	-	-	(2,620)	-	-

Common Stock issued for cash
in the year ended June 30, 2000	-	-	117,184	-	-	-	-	-	-	202,061

Common stock issued for services
in the year ended June 30, 2000	-	-	354,870	-	-	-	-	-	-	3,549

Post acquisition stock subscription funds
received net of costs & expenses of $79,710	-	-	-	-	-	-	-	-	1,175,790	-

Net loss for the year ended June 30, 2000	-	-	-	-	-	-	(986,986)	(986,986)	-	-

Balance at June 30, 2000	-	-	1,376,380	6,959	300,812	-	(1,457,729)	(1,149,958)	1,175,790	266,610

Post acquisition stock subscription funds
received	-	-	-	-	-	-	-	-	487,500	-

Net loss for the year ended June 30, 2001	-	-	-	-	-	-	(544,080)	(544,080)	-	-

Balance at June 30, 2001	-	-	1,376,380	6,959	300,812	-	(2,001,809)	(1,694,038)	1,663,290	266,610

Recapitalization upon merger	-	-	118,681,333	113,099	(300,812)	-	(278,527)	(466,240)	-	-

Stock subscription received for 500,000 shares	-	-	-	-	-	29,983	-	29,983	-	-

Stock issued for services	-	-	2,532,581	119,031	-	-	-	119,031	-	-

Stock to be issued for services-3,275,472 shares	-	-	-	-	-	153,947	-	153,947	-	-

Adjustment to paid in capital on merger	-	-	-	(116,499)	116,499	-	-	-	-	-

Net loss for the year ended June 30, 2002	-	-	-	-	-	-	(478,229)	(478,229)	-	-

Balance at June 30, 2002	-	-	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

Stock issued for subscription received in the prior year	-	-	500,000	500	29,483	(29,983)	-	-	-	-

Stock issued for services included in the prior period	-	-	3,275,472	3,275	150,672	(153,947)	-	-	-	-

Forfeiture of stock subscription	-	-	-	-	10,000	-	-	10,000	-	-

Cancellation of over issued shares on recapitalization	-	-	(73,017)	-	-	-	-	-	-	-

Net loss for the year ended June 30, 2003	-	-	-	-	-	-	(47,272)	(47,272)	-	-

Balance at June 30, 2003	-	-	126,292,749	126,365	306,654	-	(2,805,837)	(2,372,818)	1,663,290	266,610

Adjustment to par value	-	-	-	(72)	72	-	-	-	-	-

Issuance of shares for cash	-	-	2,000,000	2,000	18,000	-	-	20,000	-	-

Issuance of shares for services	-	-	4,000,000	4,000	212,000	-	-	216,000	-	-

Issuance of shares for acquisition of Planet Halo	-	-	9,999,998	10,000	490,000	-	-	500,000	-	-

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	(514,639)	(514,639)	-	-

Balance at June 30, 2004	-	-	142,292,747	142,293	1,026,726	-	(3,320,476)	(2,151,457)	1,663,290	266,610

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2009
(Unaudited)

Preferred Stock		Common Stock		Additional Paid In Capital					Common Stock
Number of	Par	Number of	Par		Shares	Accumulated	Stockholders'	Advance	Subject to
Shares	Value	Shares	Value		to Be Issued	Deficit	Deficit	Subscriptions	Contingency
-
Reclassify contingent liabilities to Additional Paid In Capital	-	-	-	-	1,929,900	-	-	1,929,900	(1,663,290)	(266,610)

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(544,284)	(544,284)	-	-

Balance at June 30, 2005	-	-	142,292,747	142,293	2,956,626	-	(3,864,761)	(765,841)	-	-

Loans converted to Paid in Capital	-	-	-	-	281,708	-	-	281,708	-	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(44,552)	(44,552)	-	-

Balance at June 30, 2006	-	-	142,292,747	142,293	3,238,334	-	(3,909,313)	(528,686)	-	-

Issuance of shares for services	-	-	5,000,000	5,000	30,000	-	-	35,000	-	-

Issuance of shares for cash	-	-	27,027,027	27,027	62,973	-	-	90,000	-	-

Issuance of shares for debt settlement	-	-	3,003,003	3,003	30,030	-	-	33,033	-	-

Net income for the year ended June 30, 2007	-	-	-	-	-	-	38,214	38,214	-	-

Balance at June 30, 2007	-	-	177,322,777	177,323	3,361,337	-	(3,871,095)	(332,434)	-	-

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	(350,866)	(350,866)	-	-

Shares issued for cash	-	-	909,090	909	9,091	-	-	10,000	-	-

Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	-	-	245,000	-	-	250,000	-	-

Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	-	(4,221,961)	(423,301)	-	-

Shares issued for cash	1,000,000	1,000	-	-	49,000	-	-	50,000	-	-

Debt settlement with a shareholder	-	-	-	-	18,468	-	-	18,468	-	-

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(72,915)	(72,915)	-	-

Balance at June 30, 2009	6,000,000	6,000	178,231,867	178,232	3,682,896	-	(4,294,876)	(427,748)	-	-

Preferred shares issued for cash	600,000	600	-	-	29,400	-	-	30,000	-	-

Common shares issued for compensation	-	-	6,083,333	6,083	15,209	-	-	21,293	-	-

Net loss for the quarter ended December 31, 2009	-	-	-	-	-	-	(56,805)	(56,805)	-	-

Balance at December 31, 2009	6,600,000	$6,600	184,315,200	$184,315	$3,727,505	$-	$(4,351,680)	$(433,260)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO DECEMBER 31, 2009
(Unaudited)

			For the period from September 20, 1996 (inception) to December 31, 2009
	For the Six Month Periods Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,806)	(35,446)	$(4,073,157)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of goodwill/asset	-	-	950,583
Depreciation and amortization	8,956	6,014	33,483
Stock issued for services	21,293	-	552,645
Loss on settlement of debts	-	-	23,033
Unallocated accrued expense reversed	-	-	(150,123)
Increase (decrease) in current assets:
Accounts Receivable	1,046	540	(3,099)
Inventory	196	-	(245,801)

Increase (decrease) in current liabilities:
Advance subscription	269	(381)	2,245
Accounts payable & Accrued expense	(7,002)	(11,424)	372,465
Net cash used in operating activities	(32,050)	(40,697)	(2,537,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	34,421
Note Due - related party	-	(8,433)	(81,808)
Purchase of equipment	(1,130)	-	(46,155)
Net cash provided by (used in) investing activities	(1,130)	(8,433)	(93,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from/to related party	1,149	-	9,023
Proceeds from Shares to be Issued	-	-	737,007
Proceeds from sale of preferred stock	30,000	50,000	30,000
Proceeds from stock subscription forfeited	-	-	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from related party loans	-	-	152,500
Net cash provided by financing activities	31,149	50,000	2,631,803

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(2,031)	871	535

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,566	5,820	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$535	6,691	$535

The accompanying notes are an integral part of these unaudited financial statements

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

PHI is a development stage company in the wireless telecommunications industry and plans to design, construct, and operate wireless networks providing subscribers with access to the Internet and related services. Planet Halo also retains an exclusive North America license to a proprietary integrated wireless gateway interface to the Internet named "Halomail”, which the company planned to implement across its developing wireless networks.

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

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Regulation S-K of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended June 30, 2009.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the six-month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15).  Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2009 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5 and 1,600,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. There are no other dilutive securities outstanding.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The company did not earn any revenue related to the PCA product or software since inception through December 31, 2009 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the six-month periods ending December 31, 2008 and 2009, subscription sales for Planet Halo were recorded as $838 and $6,750 respectively, and unearned, advance subscriptions, as zero and $1,345 respectively. Accounts receivable at June 30, 2009 and December 31, 2009 was recorded as $166 and $275, respectively.

Planet Halo occasionally purchases consumer hardware for configuration or testing prior to release to subscribers. These items are listed in inventory or under Cost of Goods Sold and, when sold, recorded as hardware sales. Inventory amounts are expected to remain insignificant as most hardware sale invoices are paid by the customers immediately upon presentation. The Company recorded inventory at zero and $196 at December 31, 2009 and June 30, 2009, respectively.

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the prior fiscal year, Wireless Village began selling hardware such as printers, flat screen TVs and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectibility was reasonably assured. For the six-month periods ending December 31, 2008 and December 31, 2009, Wireless Village subscription sales were recorded as $6,717 and $652 respectively, support services were recorded as $1,974 and $2,924 respectively, hardware sales were recorded as $3,615 and $1,373 for the six-month period ending December 31, 2008 and 2009, respectively, and web hosting services were recorded as $1,618 and $1,593 respectively. Advanced, unearned, subscriptions of web hosting and Internet access were recorded on December 31, 2008 as $999 and on December 31, 2009 as $900, including customer deposits for support services yet to be delivered. Accounts receivable at June 30, 2009 and December 31, 2009 was recorded at $2,242 and $2,824, respectively.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the six-month period ended December 31, 2009. The Company has accumulated a deficit of $4,351,680 and a net loss of $56,806 during the six-month period ended December 31, 2009. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended December 31, 2009, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	DUE TO RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of December 31, 2009, the Wallen Group was due $3,547 by Concierge, and as of June 30, 2009, the Company had $2,398 due to the Wallen Group.

6.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Account payable	$99,933	$98,526
Accrued judgment	135,000	135,000
Accrued interest	63,088	57,499
Accrued accounting fees	3,500	17,500
Total	$301,521	$308,525

7.           NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at:	December 31, 2009	June 30, 2009
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000

Total Notes Payable	$142,500	$142,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded interest expenses amounting to $5,737 for each of the six-month periods ended December 31, 2009 and December 31, 2008.

8.           COMMON STOCK

In September 2009, the company sold 600,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001. Although the company received full payment of the subscription from a venture capital firm that was associated with a shareholder, the share certificates were not issued as of September 30, 2009. The Company recorded the proceeds at $30,000 as other liabilities. The shares were subsequently issued during the current quarter and the previous recording was adjusted to $29,400 additional paid in capital and $600 at par value issued preferred Series B stock. These shares of the preferred stock can be converted to common stock at a ratio of 1:20 after one year has lapsed from the date of issue, and provided there are enough authorized, unissued, shares available to convert all preferred stock to common stock.

On November 5, 2009 the company issued 6,083,333 shares of common stock to its Chairman, Allen Kahn, as compensation for his consulting services. The expense was booked at the market value of the shares as of the time of issue, which was November 5, 2009.

9.           SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the six months ended December 31, 2009 and 2008 the Company did not pay any interest or income taxes.

10.           LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. All transactions but a few are completed online through credit card entries by the customer. For online payments, sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. During a brief period during the fiscal year ended June 2009, subscriber billing and customer care for Planet Halo was handed off to Wireless Village in an attempt to streamline operating costs. Therefore, the differences in subscriber revenues for the periods ending December 31, 2008 and December 31, 2009 were primarily attributed to allocation of those revenues between the two subsidiaries rather than a change in overall sales performance. For the six-month periods ending December 31, 2008 and 2009, subscription sales for Planet Halo were recorded as $838 and $6,750, respectively, whereas the subscription sales for Wireless Village for the same periods were $6,717 and $652, respectively. Total subscription sales were, therefore, $7,555 and $7,402, respectively, demonstrating a change over the year of -2%. The difference is mainly attributed to advanced sales made during the quarter that are earned over the coming year and booked as sales.

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the prior fiscal year, Wireless Village began selling hardware such as printers, flat screen TVs and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectibility was reasonably assured. Support services for the six-month periods ending December 31, 2008 and 2009 were recorded as $1,974 and $2,924, respectively, an increase of 48%.  Hardware sales were recorded as $3,615 as of December 31, 2008 and $1,373 for the six-month period ending December 31, 2009, a decrease of 62%.  This decline is attributed to a general softening of demand in the marketplace and the emergence of lower price points from competitors. Web hosting services were recorded as $1,618 and $1,593, respectively, an insignificant difference. Consolidated advanced, unearned, subscriptions of web hosting and Internet access were recorded on December 31, 2008 as $999 and on December 31, 2009 as $1,345 reflecting a trend towards longer length subscriber contracts overall. Accounts receivable for the six-month periods ending December 31, 2008 and December 31, 2009 recorded at $799 and $3,099, respectively, attributed to invoices rendered at the close of the current quarter and not paid until the subsequent quarter.

Overall, net revenues for the six-month period ending December 31, 2009 declined $821 from the six-month period ending December 31, 2008, a decrease of 6%.

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

ITEM 4. CONTROLS AND PROCEEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In October 2009 the Registrant sold for cash 600,000 shares of its Series B Convertible, Voting Preferred Stock at $0.05 a share to a company that is associated with a shareholder of the Registrant.

In November 2009 the Registrant issued to Allen Kahn, its chairman, 6,083,333 shares of its Common Stock at $0.0035 a share by way of compensating his consulting services.  The issuance price a share was at the market price on November 5, 2009, the time of issuance.

No underwriter was employed with regard to either issuance of shares.  The shares were exempt from registration pursuant to the provisions of Regulation D, Rule 506.  The purchaser of the preferred stock was an associate of a major shareholder of the Registrant, was provided a copy of the Registrant’s most recent Forms 10-K and 10-Q and was given an opportunity to ask questions of our management and to inspect any documents of the Registrant.  The purchaser of the common stock is an officer and director of the Registrant.

ITEM 5. OTHER INFORMATION

There remain 2 positions vacant on the Board of Directors of Concierge Technologies, Inc. as of February 8, 2009.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: February 16, 2010	By:	/s/David W. Neibert
David W. Neibert, Chief Executive Officer