Form 10-Q
period 2010-03-31
CONCIERGE TECHNOLOGIES INC
filed 2010-05-18
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-29913

CONCIERGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

State of Incorporation:  Nevada
IRS Employer I.D. Number:  95-4442384

3615 Superior Avenue, Suite 3102D
Cleveland, OH 44114
866-800-2978
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

As of May 11, 2010, there were 184,315,200 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 1,600,000 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page
Consolidated Balance Sheets (Unaudited)	2

Consolidated Statements of Operations For The Three and Nine Month Periods Ended March 31, 2010 and 2009 and the Period from September 20, 1996 (Inception) to March 31, 2010 (Unaudited)	3

Statements of Changes in Stockholders’ Deficit For The Nine Month Periods Ended March 31, 2010 and 2009 and for the Period from September 20, 1996 (Inception) to March 31, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows For The Nine Month Periods Ended March 31, 2010 and 2009 and the Period from September 20, 1996 (Inception) to March 31, 2010 (Unaudited)	5

Notes to Unaudited Financial Statements	6

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$2,586	$2,566
Account Receivable	2,414	4,145
Inventory	-	196
Total current assets	5,000	6,907

Property and Equipment, net	9,868	20,744

Total Assets	$14,868	$27,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$306,142	$308,525
Due to related party	3,060	2,398
Sales paid in advance	2,002	1,976
Notes payable - related parties	142,500	142,500
Total current liabilities	453,704	455,399

Long Term notes payable - related party	10,000	-

Total Liabilities	463,704	455,399

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued	5,000	5,000
Series B: 1,600,000 shares issued	1,600	1,000
Common stock, $0.001 par value; 190,000,000 shares authorized; 184,315,200 and 178,231,867 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	184,315	178,232
Additional paid-in capital	3,727,505	3,682,896
Deficit accumulated during the development stage	(4,367,256)	(4,294,876)
Total stockholders' deficit	(448,836)	(427,748)
Total Liabilities and Stockholders' Deficit	$14,868	$27,651

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2010

	For The Three Month Periods Ended March 31,		For The Nine Month Periods Ended March 31,		For The Period From September 20, 1996 (Inception) to March 31, 2009

	2010	2009	2010	2009
NET REVENUE	$7,488	$17,218	$21,428	$31,979	$79,050

Cost of Revenue	11,863	18,539	35,914	40,958	127,115

GROSS PROFIT (LOSS)	(4,375)	(1,321)	(14,485)	(8,979)	(48,064)

COSTS AND EXPENSES
Product Launch Expenses	-	-	-	-	1,077,785
Impairment of Assets	-	-	-	-	1,196,383
General & Administrative Expenses	8,344	8,552	48,501	29,802	1,755,049
TOTAL COSTS AND EXPENSES	8,344	8,552	48,501	29,802	4,029,217

OTHER INCOME (EXPENSES)
Other Income	-	-	-	-	241
Interest Expense	(2,857)	(2,869)	(8,594)	(8,606)	(42,781)
Unallocated accrued expenses reversed	-	-	-	-	150,123
Settlement Income/(Loss)	-	-	-	-	52,600
Loss on debt settlement	-	-	-	-	(23,033)
Litigation Settlement	-	-	-	-	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(2,857)	(2,869)	(8,594)	(8,606)	2,150

NET LOSS BEFORE INCOME TAXES	(15,576)	(12,742)	(71,581)	(47,388)	(4,075,132)

Provision of Income Taxes	-	-	800	800	13,600

NET LOSS	$(15,576)	$(12,742)	$(72,381)	$(48,188)	$(4,088,732)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	241,315,200	223,231,867	232,419,291	213,231,867

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2010
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MARCH 31, 2010
(Unaudited)

	Preferred Stock		Common Stock							Common Stock Subject to Contingency
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders' Deficit	Advance Subscriptions

Common Stock issued for cash through June 30, 1997	-	$-	176,306	$1,763	$106,162	$-	$-	$107,925	$-	$-

Common stock issued for services through June 30, 1997	-	-	621,545	6,215	-	-	-	6,215	-	-

Net loss through June 30, 1997	-	-	-	-	-	-	(96,933)	(96,933)	-	-

Balance at June 30, 1997	-	-	797,851	7,978	106,162	-	(96,933)	17,207	-	-

Common Stock issued for cash in the year ended June 30, 1998	-	-	137,475	1,375	194,650	-	-	196,025	-	-

Common stock issued for services in the year ended June 30, 1998	-	-	22,550	226	-	-	-	226	-	-

Net loss for the year ended June 30, 1998	-	-	-	-	-	-	(283,891)	(283,891)	-	-

Balance at June 30, 1998	-	-	957,876	9,579	300,812	-	(380,824)	(70,433)	-	-

Common Stock issued for cash in the year ended June 30, 1999	-	-	208,000	-	-	-	-	-	-	60,996

Common stock issued for services in the year ended June 30, 1999	-	-	450	-	-	-	-	-	-	4

Net loss for the year ended June 30, 1999	-	-	-	-	-	-	(89,919)	(89,919)	-	-

Balance at June 30, 1999	-	-	1,166,326	9,579	300,812	-	(470,743)	(160,352)	-	61,000

Acquisition and retirement of Common shares	-	-	(262,000)	(2,620)	-	-	-	(2,620)	-	-

Common Stock issued for cash in the year ended June 30, 2000	-	-	117,184	-	-	-	-	-	-	202,061

Common stock issued for services in the year ended June 30, 2000	-	-	354,870	-	-	-	-	-	-	3,549

Post acquisition stock subscription funds received net of costs & expenses of $79,710	-	-	-	-	-	-	-	-	1,175,790	-

Net loss for the year ended June 30, 2000	-	-	-	-	-	-	(986,986)	(986,986)	-	-

Balance at June 30, 2000	-	-	1,376,380	6,959	300,812	-	(1,457,729)	(1,149,958)	1,175,790	266,610

Post acquisition stock subscription funds received	-	-	-	-	-	-	-	-	487,500	-

Net loss for the year ended June 30, 2001	-	-	-	-	-	-	(544,080)	(544,080)	-	-

Balance at June 30, 2001	-	-	1,376,380	6,959	300,812	-	(2,001,809)	(1,694,038)	1,663,290	266,610

Recapitalization upon merger	-	-	118,681,333	113,099	(300,812)	-	(278,527)	(466,240)	-	-

Stock subscription received for 500,000 shares	-	-	-	-	-	29,983	-	29,983	-	-

Stock issued for services	-	-	2,532,581	119,031	-	-	-	119,031	-	-

Stock to be issued for services-3,275,472 shares	-	-	-	-	-	153,947	-	153,947	-	-

Adjustment to paid in capital on merger	-	-	-	(116,499)	116,499	-	-	-	-	-

Net loss for the year ended June 30, 2002	-	-	-	-	-	-	(478,229)	(478,229)	-	-

Balance at June 30, 2002	-	-	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

Stock issued for subscription received in the prior year	-	-	500,000	500	29,483	(29,983)	-	-	-	-

Stock issued for services included in the prior period	-	-	3,275,472	3,275	150,672	(153,947)	-	-	-	-

Forfeiture of stock subscription	-	-	-	-	10,000	-	-	10,000	-	-

Cancellation of over issued shares on recapitalization	-	-	(73,017)	-	-	-	-	-	-	-

Net loss for the year ended June 30, 2003	-	-	-	-	-	-	(47,272)	(47,272)	-	-

Balance at June 30, 2003	-	-	126,292,749	126,365	306,654	-	(2,805,837)	(2,372,818)	1,663,290	266,610

Adjustment to par value	-	-	-	(72)	72	-	-	-	-	-

Issuance of shares for cash	-	-	2,000,000	2,000	18,000	-	-	20,000	-	-

Issuance of shares for services	-	-	4,000,000	4,000	212,000	-	-	216,000	-	-

Issuance of shares for acquisition of Planet Halo	-	-	9,999,998	10,000	490,000	-	-	500,000	-	-

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	(514,639)	(514,639)	-	-

Balance at June 30, 2004	-	-	142,292,747	142,293	1,026,726	-	(3,320,476)	(2,151,457)	1,663,290	266,610

Reclassify contingent liabilities to Additional Paid In Capital	-	-	-	-	1,929,900	-	-	1,929,900	(1,663,290)	(266,610)

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(544,284)	(544,284)	-	-

Balance at June 30, 2005	-	-	142,292,747	142,293	2,956,626	-	(3,864,761)	(765,841)	-	-

Loans converted to Paid in Capital	-	-	-	-	281,708	-	-	281,708	-	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(44,552)	(44,552)	-	-

Balance at June 30, 2006	-	-	142,292,747	142,293	3,238,334	-	(3,909,313)	(528,686)	-	-

Issuance of shares for services	-	-	5,000,000	5,000	30,000	-	-	35,000	-	-

Issuance of shares for cash	-	-	27,027,027	27,027	62,973	-	-	90,000	-	-

Issuance of shares for debt settlement	-	-	3,003,003	3,003	30,030	-	-	33,033	-	-

Net income for the year ended June 30, 2007	-	-	-	-	-	-	38,214	38,214	-	-

Balance at June 30, 2007	-	-	177,322,777	177,323	3,361,337	-	(3,871,095)	(332,434)	-	-

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	(350,866)	(350,866)	-	-

Shares issued for cash	-	-	909,090	909	9,091	-	-	10,000	-	-

Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	-	-	245,000	-	-	250,000	-	-

Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	-	(4,221,961)	(423,301)	-	-

Shares issued for cash	1,000,000	1,000	-	-	49,000	-	-	50,000	-	-

Debt settlement with a shareholder	-	-	-	-	18,468	-	-	18,468	-	-

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(72,915)	(72,915)	-	-

Balance at June 30, 2009	6,000,000	6,000	178,231,867	178,232	3,682,896	-	(4,294,876)	(427,748)	-	-

Preferred shares issued for cash	600,000	600	-	-	29,400	-	-	30,000	-	-

Common shares issued for compensation	-	-	6,083,333	6,083	15,209	-	-	21,292	-	-

Net loss for the nine month period ended March 31, 2010	-	-	-	-	-	-	(72,380)	(72,380)	-	-

Balance at March 31, 2010	6,600,000	$6,600	184,315,200	$184,315	$3,727,505	$-	$(4,367,256)	$(448,836)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO MACH 31, 2010
(Unaudited)

			For the period from September 20, 1996 (inception) to March 31, 2010
	For the Nine Month Periods Ended March 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,381)	$(48,188)	$(4,088,732)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of goodwill/asset	-	-	950,583
Depreciation and amortization	12,007	9,002	33,483
Stock issued for services	21,292	-	552,644
Loss on settlement of debts	-	-	23,033
Unallocated accrued expense reversed	-	-	(150,123)
Increase (decrease) in current assets:
Accounts Receivable	1,731	(1,042)	(2,414)
Inventory	196	-	(245,801)

Increase (decrease) in current liabilities:
Advance subscription	26	(277)	2,002
Accounts payable & Accrued expense	(2,383)	(7,174)	377,086
Net cash used in operating activities	(39,512)	(47,679)	(2,548,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	34,421
Note Due - related party	-	-	(81,808)
Purchase of equipment	(1,130)	-	(43,104)
Net cash used in investing activities	(1,130)	-	(90,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from/to related party	662	(5,507)	8,536
Proceeds from Shares to be Issued	-	-	737,007
Proceeds from sale of preferred stock	30,000	50,000	30,000
Proceeds from stock subscription forfeited	-	-	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from related party loans	10,000	-	162,500
Net cash provided by financing activities	40,662	44,493	2,641,316

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	20	(3,186)	2,586

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,566	5,820	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,586	$2,634	$2,586

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

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Regulation S-K of the Securities and Exchange Commission.  Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended June 30, 2009.  In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements.  The results of operation for the nine-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with ASC Topic 260, “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of March 31, 2010 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5 and 1,600,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. There are no other dilutive securities outstanding.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The company did not earn any revenue related to the PCA product or software since inception through March 31, 2010 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the nine-month periods ending March 31, 2010 and 2009, subscription sales for Planet Halo were recorded as $8,647 and $2,491, respectively. Unearned, advance subscriptions, were recorded as $1,102 and $1,076 at March 31, 2010 and June 30, 2009, respectively. Accounts receivable at March 31, 2010 and June 30, 2009 was recorded as $195 and $166, respectively.

Planet Halo occasionally purchases consumer hardware for configuration or testing prior to release to subscribers. These items are listed in inventory or under Cost of Goods Sold and, when sold, recorded as hardware sales. Inventory amounts are expected to remain insignificant as most hardware sale invoices are paid by the customers immediately upon presentation. The Company recorded inventory at zero and $196 at March 31, 2010 and June 30, 2009, respectively.

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the prior fiscal year, Wireless Village began selling hardware such as printers, flat screen TVs and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectibility was reasonably assured. For the nine-month periods ending March 31, 2010 and March 31, 2009, Wireless Village subscription sales were recorded as $652 and $9,027, respectively, support services were recorded as $3,175 and $4,089, respectively, hardware sales were recorded as $5,639 and $13,571 for the nine-month period ending March 31, 2009 and 2010, respectively, and web hosting services were recorded as $2,666 and $2,081, respectively. Advanced, unearned, subscriptions of web hosting and Internet access were recorded on March 31, 2010 as $900 and on June 30, 2009 as $900 and, including customer deposits for support services yet to be delivered. Accounts receivable at March 31, 2010 and June 30, 2009 was recorded at $3,979 and $2,219, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company adopts the ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the three-month periods ended March 31, 2010 and 2009, respectively, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010 and December 31, 2009, respectively, the Company did not have any significant unrecognized uncertain tax positions.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

4.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the nine-month period ended March 31, 2010. The Company has accumulated a deficit of $4,367,256 and a net loss of $72,381 during the nine-month period ended March 31, 2010. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended March 31, 2010, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	DUE TO RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of March 31, 2010, the Wallen Group was due $3,060 by Concierge, and as of June 30, 2009, the Company had $2,398 due to the Wallen Group.

6.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Account payable	$101,665	$98,526
Accrued judgment	135,000	135,000
Accrued interest	65,977	57,499
Accrued accounting fees	3,500	17,500
Total	$306,142	$308,525

7.           NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at:	March 31, 2010	June 30, 2009
Current Liabilities:
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
Total Current Liabilities	$142,500	$142,500
Long term notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	10,000	-

The Company has recorded interest expenses amounting to $8,606 and $8,594, respectively, for each of the nine-month periods ended March 31, 2009 and March 31, 2010.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.           COMMON STOCK

In September 2009, the company sold 600,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001. Although the company received full payment of the subscription from a venture capital firm that was associated with a shareholder, the share certificates were not issued as of September 30, 2009. The Company recorded the proceeds at $30,000 as other liabilities. The shares were subsequently issued during the second quarter and the previous recording was adjusted to $29,400 additional paid in capital and $600 at par value issued preferred Series B stock. These shares of the preferred stock can be converted to common stock at a ratio of 1:20 after one year has lapsed from the date of issue, and provided there are enough authorized, unissued, shares available to convert all preferred stock to common stock.

On November 5, 2009 the company issued 6,083,333 shares of common stock to its Chairman, Allen Kahn, as compensation for his consulting services. The expense was booked at the market value of the shares as of the time of issue, which was November 5, 2009.

9.           SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Codification Topic 230 “Statement of Cash Flows”.

During the nine months ended March 31, 2010 and 2009 the Company did not pay any interest or income taxes.

10.          LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of March 31, 2010.

11.          SIGNIFICANT EVENTS

On February 1, 2010 Concierge entered into a Letter of Intent with privately held Global Radio Network that contemplated the sale of shares in Wireless Village, a wholly owned subsidiary of Concierge Technologies, to Global Radio Network such that at the conclusion of the transaction Global Radio Network and Concierge Technologies would each own a 50% share of Wireless Village. The purchase by Global Radio Network would be conveyed in cash, and nominees of Global Radio Network would be appointed to the board of directors of Wireless Village and Concierge Technologies. Wireless Village currently provides the Internet audio stream and web hosting functions for Global Radio Network. As of May 17, 2010, the deadline for Global Radio Network to complete their purchase of shares in Wireless Village has been extended to May 30, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. All transactions but a few are completed online through credit card entries by the customer. For online payments, sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. During a brief period during the fiscal year ended June 2009, subscriber billing and customer care for Planet Halo was handed off to Wireless Village in an attempt to streamline operating costs. Therefore, the differences in subscriber revenues for the nine-month periods ending March 31, 2009 and March 31, 2010 for each of Planet Halo and Wireless Village were artificially skewed due to allocation; however, in the aggregate, sales were adversely impacted due to server equipment malfunctions which led to ultimate replacement of the server and loss of revenues for nearly 30 days. For the nine-month periods ending March 31, 2009 and 2010, subscription sales for Planet Halo were recorded as $2,491 and $8,647, respectively, whereas the subscription sales for Wireless Village for the same periods were $9,027 and $652, respectively. Total subscription sales were, therefore, $11,518 and $9,299, respectively, demonstrating a change over the year of -19%. In addition to the loss of revenues for one month, which management estimates to be $1,200, Planet Halo also booked $1,100 in advance sales, doubling the amount recorded as advanced sales as of March 31, 2009. Together these two events account for nearly the total amount of change in aggregate subscription sales for the nine-month periods being compared.

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the prior fiscal year, Wireless Village began selling hardware such as printers, flat screen TVs and computers. Subcontractors supplied installation of parts and labor. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectibility was reasonably assured. Support services for the nine-month periods ending March 31, 2009 and 2010 were recorded as $4,089 and $3,175, respectively, a decrease of 22%. Hardware sales were recorded as $13,571 as of March 31, 2009 and $5,639 for the nine-month period ending March 31, 2010, a decrease of 58%. This decline is attributed to a general softening of demand in the marketplace and the emergence of lower price points from competitors. Web hosting services were recorded as $2,801 and $2,666, respectively, an insignificant difference. Consolidated advanced, unearned, subscriptions of web hosting and Internet access and/or customer deposits are booked as liabilities and were recorded on March 31, 2009 as $523 and for the nine-month period ending March 31, 2010 as $900 reflecting a trend towards longer length subscriber contracts overall combined with our policy of acquiring a customer deposit for all significant hardware/support orders prior to incurring costs. Accounts receivable for the nine-month periods ending March 31, 2009 and March 31, 2010 were recorded at $2,206 and $2,219, respectively, attributed to invoices rendered at the close of the current quarter and not paid until the subsequent quarter.

Overall, net revenues for the nine-month period ending March 31, 2010 declined $10,551 from the nine-month period ending March 31, 2009, a decrease of 33%, nearly all of which is due to a corresponding decline in hardware and support services sales by Wireless Village. Management is taking steps to diversify the product offerings of Wireless Village to increase sales possibilities and profit margin in the coming months.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities since those reported in Form 10-Q FQE 12-31-09 filed on February 16, 2010.

ITEM 5.  OTHER INFORMATION

There remain 2 positions vacant on the Board of Directors of Concierge Technologies, Inc. as of May 11, 2010.

On February 1, 2010 Concierge entered into a Letter of Intent with privately held Global Radio Network that contemplated the sale of shares in Wireless Village, a wholly owned subsidiary of Concierge Technologies, to Global Radio Network such that at the conclusion of the transaction Global Radio Network and Concierge Technologies would each own a 50% share of Wireless Village. The purchase by Global Radio Network would be conveyed in cash, and nominees of Global Radio Network would be appointed to the board of directors of Wireless Village and Concierge Technologies. Wireless Village currently provides the Internet audio stream and web hosting functions for Global Radio Network. As of May 11, 2010, the deadline for Global Radio Network to complete its purchase of shares in Wireless Village has been extended to May 30, 2010.

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

Dated:  May 18, 2010

CONCIERGE TECHNOLOGIES, INC.

By:	/s/ David W. Neibert
David W. Neibert, Chief Executive Officer