Form 10-K
period 2010-06-30
CONCIERGE TECHNOLOGIES INC
filed 2010-10-08
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-38838	95-4442384
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

3615 Superior Ave., Suite 3102D
Cleveland, OH 44114
Tel: 866.800.2978
Fax: 888.312.0124
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐    No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes☐ No ☑

State issuer's revenues for its most recent fiscal year:  $35,605.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,552,743 computed by reference to the $0.020 average of the bid and asked price of the Company's Common Stock on September 7, 2010.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 184,315,200 shares of Common Stock, $0.001 par value, and 5,000,000 shares of Series A Convertible, Voting, Preferred Stock, and 1,600,000 Series B Convertible, Voting, Preferred Stock on September 7, 2010. Series A Preferred stock is convertible, under certain conditions, to 5 shares of common stock for each share of Series A Preferred stock. Each share of Series A Preferred stock votes as 5 shares of common stock. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

Research and Development.  Concierge expended no funds on research and development in 2010.

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

Number of Employees.  On June 30, 2010, we employed no persons full time and no persons part time.

ITEM 2.    PROPERTIES.

We own no plants or real property. Investment in the wireless infrastructure equipment of Planet Halo is approximately $39,200.

Facilities

Our office facilities, including those of Planet Halo are now co-located with those of our subsidiary, Wireless Village, at 3615 Superior Ave., Suite 3102D, Cleveland, Ohio 44114. Although Wireless Village currently has a month-to-month lease, Concierge has no separate lease arrangement. We pay no rent to Wireless Village. Should additional space be needed, there is ample office space available in the vicinity at competitive prices.

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

As of September 7, 2010, Brookside has not attempted to enforce its judgment. As of September 7, 2010, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding that a governmental authority is contemplating.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of our company during fiscal year 2010 through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock presently trades on the OTC Bulletin Board.  The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2009 and 2010.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Calendar 2008
3rd Qtr.	0.0063	0.0042
4th Qtr	0.005	0.003

Calendar 2009
1st Qtr.	0.005	0.001
2nd Qtr.	0.0041	0.0012
3rd Qtr.	0.0045	0.001
4th Qtr	0.0045	0.003

Calendar 2010
1st Qtr	0.005	0.0012
2nd Qtr	0.0045	0.0012

Holders

On June 30, 2010 there were approximately 350 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

Our company sold the following shares of its common stock during the last three years without registering the shares:

Date	No. of Shares	Name of Purchaser	Type of Consideration	Value of Consideration
June 22, 2007	3,003,003	Marc Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Douglas Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Paul Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Ryan Angell	Cash	$ 10,000
June 22, 2007	3,003,003	Michael Phelps	Cash	$ 10,000
June 22, 2007	3,003,003	Jacquie Carter	Cash	$ 10,000
June 22, 2007	3,003,003	Ryan White	Cash	$ 10,000
June 22, 2007	3,003,003	Wiles Trust	Cash	$ 10,000
June 22, 2007	3,003,003	Starmaker Products LLC	Cash	$ 10,000
June 22, 2007	3,003,003	920280 Alberta Ltd	Cash	$ 10,000
January 24, 2008	909,090	Michael Phelps	Cash	$ 10,000
November 5, 2010	6,083,333	Allen E. Kahn	Services	$ 21,292

Our company sold the following shares of its Series B Convertible, Voting, Preferred Stock during the last three years without registering the shares. Each share of Series B Convertible, Voting, Preferred Stock is convertible into 20 shares of common stock and carries a vote equal to 20 shares of common stock in all matters brought before the shareholders for vote.

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration
11/14/08	300,000	David Neibert	Cash	$15,000
11/14/08	233,333	Andrew C.T. Wu	Cash	$11,666
11/14/08	233,333	Caroline Kurebayashi	Cash	$11,666
11/14/08	233,334	Edward C.D. Wu	Cash	$11,667
11/16/09	600,000	Ace Ventures, LLC	Cash	$30,000

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

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to streamline the business of Planet Halo and to expand the business of Wireless Village by doing the following:

•	lowering our cost of doing business in Planet Halo by seeking economical alternatives to leased telecom lines, web hosting and technical services,

•	develop and maintain a comprehensive web presence for Wireless Village through an Internet-based portal designed for online sales, dealer support and local advertising,

•	expand our involvement in the business of video surveillance systems, data gathering and storage, and seek exclusive distribution agreements for camera and DVR products,

•	source and retain staff experienced in the field of video surveillance equipment sales and purchasing,

•
engage the assistance of our directors and outside consultants to aggressively pursue financing options and possible acquisition targets in the field of wireless communications, services offered via the Internet, mobile incident reporting and video capture.

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

Planet Halo and Wireless Village operate their wireless networks in California and Ohio with Wireless Village providing technical support, customer service, subscription billing service and strategic planning. In addition, Wireless Village has launched web portals for each area designed specifically for local Internet users. Each of these markets have their own local portal for social networking. The portals offer chat rooms, games, local news, local advertising, local events and postings by local businesses intended only for residents and visitors to the area. The company hopes to gain advertising revenue from the portal as well as increased awareness in the community that translates into heightened subscription levels.

On January 14, 2008, the company embarked on a new endeavor to develop a presence in the affiliate radio business by providing streaming audio via the Internet. Wireless Village continues to provide backend technical support, server space, bandwidth, and streaming audio functions to the businesses and invoices for their time and server space at nominal rates. As of June 30, 2010 no significant profits have been earned from this endeavor and the service may be discontinued in the coming fiscal year.

On February 1, 2008, with the acquisition of Wireless Village then completed, we moved the corporate offices of our company to those of Wireless Village at 3615 Superior Ave., Suite 3102D, Cleveland, OH 44114.  The Wallen Group, a general partnership headed by our Chief Executive Officer, David Neibert, handles our daily administrative tasks from its location in Valley Center, CA. Although we have in the past rendered payment in the form of shares of stock for our administrative tasks, we do not currently pay rent to Wireless Village and we have no formal agreements in place for the services being provided by Mr. Neibert or his staff.

As of June 30, 2010, Concierge had no paid employees and no fixed overhead. Our operating costs were kept at a minimum with limited commitments for telephone, the cost of web hosting, legal and professional fees, fees charged by our transfer agent and minimum tax payments. Fixed overhead of our operating subsidiaries was also kept a minimum level with rent, web hosting, telephone, Internet access, insurance and utilities being the only significant costs. We have a limited amount of office fixtures, furniture and computer equipment acquired with the Planet Halo and Wireless Village transactions. We have deployed approximately $39,200 worth of radio and computer infrastructure equipment to remote locations as required to operate the wireless networks in addition to what was already in place with the acquisition of Wireless Village. Our CEO, the president of Planet Halo, the officers of Wireless Village, and our directors are continuing to provide services without cash compensation. There are no guarantees that our officers and directors will continue in these capacities without compensation for an indefinite period of time.

During the current year Wireless Village had begun installing video surveillance equipment and looked to expand that business. To staff the effort and secure an exclusive distribution contract for North America for the camera and recording equipment, Concierge conveyed on September 1, 2010 approximately 49% of its ownership in Wireless Village allocated to key personnel including Tibet System Co., Ltd. (manufacturer located in South Korea) , Gonzalez & Kim LLC (a San Francisco-based firm specializing in strategic planning, legislation and public policy) and the principals of 3rd Eye Cam (who are joining Wireless Village). To fund the enterprise Concierge offered a convertible debenture that was funded by Gonzalez & Kim in the amount of $100,000. The debenture is convertible to Series B Convertible, Voting, Preferred Stock at the rate of $0.20 per share. Concierge has also agreed to pay a loan commitment fee of 40,000 shares of Series B Convertible, Voting, Preferred Stock.

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

We have  audited  the  accompanying  consolidated  balance  sheets  of  Concierge Technologies, Inc. and subsidiaries (a development stage company) as of June 30, 2010 and 2009 and the related  statements of operations,  stockholders' deficit and cash flows for the years ended June 30, 2010 and 2009 and for the period from September 20, 1996  (inception), to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc., and subsidiaries as of June 30, 2010 and 2009 and the results of its operations, stockholders deficit and cash flows for the years ended June 30, 2010 and 2009 and from September 20, 1996 (inception), to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has accumulated deficit of $4,399,695 at June 30, 2010 including a net loss of $104,820 during the year ended June 30, 2010.  These factors as discussed in Note 4 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 27, 2010

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$4,868	$2,566
Account Receivable	204	4,145
Inventory	-	196
Total current assets	5,072	6,907

Property and Equipment, net	6,817	20,744

Total Assets	$11,889	$27,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$333,235	$308,525
Due to related party	6,539	2,398
Sales paid in advance	890	1,976
Notes payable - related parties	142,500	142,500
Total current liabilities	483,164	455,399

Long Term notes payable - related party	10,000	-

Total Liabilities	493,164	455,399

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued	5,000	5,000
Series B: 1,600,000 shares issued	1,600	1,000
Common stock, $0.001 par value; 190,000,000 shares authorized; 184,315,200 and 178,231,867 shares issued and outstanding at June 30, 2010 and June 30, 2009, respectively	184,315	178,232
Additional paid-in capital	3,727,505	3,682,896
Deficit accumulated during the development stage	(4,399,695)	(4,294,876)
Total stockholders' deficit	(481,275)	(427,748)
Total Liabilities and Stockholders' Deficit	$11,889	$27,651

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2010

	For the Years Ended June 30,		For The Period From September 20, 1996 (Inception) to June 30, 2010
	2010	2009
NET REVENUE	$35,605	$43,424	$93,227

Cost of Revenue	54,787	52,756	145,988

GROSS PROFIT (LOSS)	(19,183)	(9,332)	(52,762)

COSTS AND EXPENSES
Product Launch Expenses	-	-	1,077,785
Impairment of Assets	-	-	1,196,383
General & Administrative Expenses	74,943	51,308	1,781,491
TOTAL COSTS AND EXPENSES	74,943	51,308	4,055,659

OTHER INCOME (EXPENSES)
Other Income	1,687	-	1,928
Interest Expense	(11,581)	(11,475)	(45,768)
Unallocated accrued expenses reversed	-	-	150,123
Settlement Income	-	-	52,600
Loss on debt settlement	-	-	(23,033)
Litigation Settlement	-	-	(135,000)
TOTAL OTHER INCOME (EXPENSES)	(9,894)	(11,475)	850

NET LOSS BEFORE INCOME TAXES	(104,020)	(72,115)	(4,107,571)

Provision of Income Taxes	800	800	13,600

NET LOSS	$(104,820)	$(72,915)	$(4,121,171)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	234,643,268	215,725,018

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2010

	Preferred Stock		Common Stock		Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders' Deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Number of	Par	Number of	Par
	Shares	Value	Shares	Value

Common Stock issued for cash through June 30, 1997	-	$-	176,306	$1,763	$106,162	$-	$-	$107,925	$-	$-

Common stock issued for services through June 30, 1997	-	-	621,545	6,215	-	-	-	6,215	-	-

Net loss through June 30, 1997	-	-	-	-	-	-	(96,933)	(96,933)	-	-

Balance at June 30, 1997	-	-	797,851	7,978	106,162	-	(96,933)	17,207	-	-

Common Stock issued for cash in the year ended June 30, 1998	-	-	137,475	1,375	194,650	-	-	196,025	-	-

Common stock issued for services in the year ended June 30, 1998	-	-	22,550	226	-	-	-	226	-	-

Net loss for the year ended June 30, 1998	-	-	-	-	-	-	(283,891)	(283,891)	-	-

Balance at June 30, 1998	-	-	957,876	9,579	300,812	-	(380,824)	(70,433)	-	-

Common Stock issued for cash in the year ended June 30, 1999	-	-	208,000	-	-	-	-	-	-	60,996

Common stock issued for services in the year ended June 30, 1999	-	-	450	-	-	-	-	-	-	4

Net loss for the year ended June 30, 1999	-	-	-	-	-	-	(89,919)	(89,919)	-	-

Balance at June 30, 1999	-	-	1,166,326	9,579	300,812	-	(470,743)	(160,352)	-	61,000

Acquisition and retirement of Common shares	-	-	(262,000)	(2,620)	-	-	-	(2,620)	-	-

Common Stock issued for cash in the year ended June 30, 2000	-	-	117,184	-	-	-	-	-	-	202,061

Common stock issued for services in the year ended June 30, 2000	-	-	354,870	-	-	-	-	-	-	3,549

Post acquisition stock subscription funds received net of costs & expenses of $79,710	-	-	-	-	-	-	-	-	1,175,790	-

Net loss for the year ended June 30, 2000	-	-	-	-	-	-	(986,986)	(986,986)	-	-

Balance at June 30, 2000	-	-	1,376,380	6,959	300,812	-	(1,457,729)	(1,149,958)	1,175,790	266,610

Post acquisition stock subscription funds received	-	-	-	-	-	-	-	-	487,500	-

Net loss for the year ended June 30, 2001	-	-	-	-	-	-	(544,080)	(544,080)	-	-

Balance at June 30, 2001	-	-	1,376,380	6,959	300,812	-	(2,001,809)	(1,694,038)	1,663,290	266,610

Recapitalization upon merger	-	-	118,681,333	113,099	(300,812)	-	(278,527)	(466,240)	-	-

Stock subscription received for 500,000 shares	-	-	-	-	-	29,983	-	29,983	-	-

Stock issued for services	-	-	2,532,581	119,031	-	-	-	119,031	-	-

Stock to be issued for services-3,275,472 shares	-	-	-	-	-	153,947	-	153,947	-	-

Adjustment to paid in capital on merger	-	-	-	(116,499)	116,499	-	-	-	-	-

Net loss for the year ended June 30, 2002	-	-	-	-	-	-	(478,229)	(478,229)	-	-

Balance at June 30, 2002	-	-	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

Stock issued for subscription received in the prior year	-	-	500,000	500	29,483	(29,983)	-	-	-	-

Stock issued for services included in the prior period	-	-	3,275,472	3,275	150,672	(153,947)	-	-	-	-

Forfeiture of stock subscription	-	-	-	-	10,000	-	-	10,000	-	-

Cancellation of over issued shares on recapitalization	-	-	(73,017)	-	-	-	-	-	-	-

Net loss for the year ended June 30, 2003	-	-	-	-	-	-	(47,272)	(47,272)	-	-

Balance at June 30, 2003	-	-	126,292,749	126,365	306,654	-	(2,805,837)	(2,372,818)	1,663,290	266,610

Adjustment to par value	-	-	-	(72)	72	-	-	-	-	-

Issuance of shares for cash	-	-	2,000,000	2,000	18,000	-	-	20,000	-	-

Issuance of shares for services	-	-	4,000,000	4,000	212,000	-	-	216,000	-	-

Issuance of shares for acquisition of Planet Halo	-	-	9,999,998	10,000	490,000	-	-	500,000	-	-

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	(514,639)	(514,639)	-	-

Balance at June 30, 2004	-	-	142,292,747	142,293	1,026,726	-	(3,320,476)	(2,151,457)	1,663,290	266,610

Reclassify contingent liabilities to Additional Paid In Capital	-	-	-	-	1,929,900	-	-	1,929,900	(1,663,290)	(266,610)

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(544,284)	(544,284)	-	-

Balance at June 30, 2005	-	-	142,292,747	142,293	2,956,626	-	(3,864,761)	(765,841)	-	-

Loans converted to Paid in Capital	-	-	-	-	281,708	-	-	281,708	-	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(44,552)	(44,552)	-	-

Balance at June 30, 2006	-	-	142,292,747	142,293	3,238,334	-	(3,909,313)	(528,686)	-	-

Issuance of shares for services	-	-	5,000,000	5,000	30,000	-	-	35,000	-	-

Issuance of shares for cash	-	-	27,027,027	27,027	62,973	-	-	90,000	-	-

Issuance of shares for debt settlement	-	-	3,003,003	3,003	30,030	-	-	33,033	-	-

Net income for the year ended June 30, 2007	-	-	-	-	-	-	38,214	38,214	-	-

Balance at June 30, 2007	-	-	177,322,777	177,323	3,361,337	-	(3,871,095)	(332,434)	-	-

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	(350,866)	(350,866)	-	-

Shares issued for cash	-	-	909,090	909	9,091	-	-	10,000	-	-

Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	-	-	245,000	-	-	250,000	-	-

Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	-	(4,221,961)	(423,301)	-	-

Shares issued for cash	1,000,000	1,000	-	-	49,000	-	-	50,000	-	-

Debt settlement with a shareholder	-	-	-	-	18,468	-	-	18,468	-	-

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(72,915)	(72,915)	-	-

Balance at June 30, 2009	6,000,000	6,000	178,231,867	178,232	3,682,896	-	(4,294,876)	(427,748)	-	-

Preferred shares issued for cash	600,000	600	-	-	29,400	-	-	30,000	-	-

Common shares issued for compensation	-	-	6,083,333	6,083	15,209	-	-	21,292	-	-

Net loss for the year ended June 30, 2010	-	-	-	-	-	-	(104,819)	(104,819)	-	-

Balance at June 30, 2010	6,600,000	$6,600	184,315,200	$184,315	$3,727,505	$-	$(4,399,695)	$(481,275)	$-	$-

The accompanying notes are an integral part of these financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO JUNE 30, 2010

	For the Years Ended June 30,		For the period from September 20, 1996 (inception) to June 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,820)	$(72,915)	$(4,121,171)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of goodwill/asset	-	-	950,583
Depreciation and amortization	15,058	12,010	49,671
Stock issued for services	21,292	-	552,644
Loss on settlement of debts	-	-	23,033
Unallocated accrued expense reversed	-	-	(150,123)
(Increase) decrease in current assets:
Accounts Receivable	3,941	(2,806)	(204)
Inventory	196	-	(245,801)

Increase (decrease) in current liabilities:
Advance subscription	(1,086)	596	890
Accounts payable & Accrued expense	24,710	10,206	404,179
Net cash used in operating activities	(40,709)	(52,910)	(2,536,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	34,421
Note Due - related party	-	-	(81,808)
Purchase of equipment	(1,130)	-	(56,241)
Net cash used in investing activities	(1,130)	-	(103,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from/to related party	4,141	(344)	12,015
Proceeds from Shares to be Issued	-	-	737,007
Proceeds from sale of preferred stock	30,000	50,000	30,000
Proceeds from stock subscription forfeited	-	-	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from related party loans	10,000	-	162,500
Net cash provided by financing activities	44,141	49,656	2,644,795

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,302	(3,254)	4,868

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,566	5,820	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,868	$2,566	$4,868

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

Concierge, Inc. (“CI”) was a development stage enterprise incorporated in the state of Nevada on September 20, 1996.  The CI had undertaken the development and marketing of a new technology, a unified messaging product “The Personal Communications Attendant” (“PCA™”). “PCA™” will provide a means by which the user of Internet e-mail can have e-mail messages spoken to him/her over any touch-tone telephone or wireless phone in the world.  To date, the Company has not earned any revenue from this venture.

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with ASC Topic 260, “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2010 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5 and 1,600,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. There are no other dilutive securities outstanding.

REVENUE RECOGNITION

The company did not earn any revenue related to the PCA product or software since inception through June 30, 2010 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the years ending June 30, 2010 and 2009, subscription sales for Planet Halo were recorded as $9,638 and $5,817, respectively. Unearned, advance subscriptions, were recorded as $890 and $1,076 at June 30, 2010 and June 30, 2009, respectively. Accounts receivable at June 30, 2010 and June 30, 2009 was recorded as $135 and $166, respectively.

Planet Halo occasionally purchases consumer hardware for configuration or testing prior to release to subscribers. These items are listed in inventory or under Cost of Goods Sold and, when sold, recorded as hardware sales. Inventory amounts are expected to remain insignificant as most hardware sale invoices are paid by the customers immediately upon presentation. The Company recorded inventory at zero and $196 at June 30, 2010 and June 30, 2009, respectively.

Wireless Village also purchases consumer hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but are expected to increase over time. During the prior fiscal year, Wireless Village began selling hardware such as video surveillance cameras, cabling, DVRs and accessories. Subcontractors, and/or the company’s president, supplied installation of parts and labor. Revenue was recognized after the services were performed and/or the hardware was delivered, and the collectibility was reasonably assured. For the years ending June 30, 2010 and June 30, 2009, Wireless Village subscription sales were recorded as $652 and $9,506, respectively, support services were recorded as $6,016 and $7,174, respectively, hardware sales were recorded as $10,407 and $16,767 for the years ending June 30, 2010 and 2009, respectively, and web hosting services were recorded as $3,642 and $4,160, respectively. Advanced, unearned, subscriptions of web hosting and Internet access were recorded on June 30, 2010 as zero and on June 30, 2009 as $900, including customer deposits for support services yet to be delivered. Accounts receivable at June 30, 2010 and June 30, 2009 was recorded at $69 and $3,979, respectively.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2010 and 2009, respectively, the Company did not have any interest and penalties associated with tax positions.

3.	RECENT PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-13 on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. Management is currently evaluating the potential impact of ASU 2009-13 on our financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the year ended June 30, 2010. The Company has accumulated a deficit of $4,399,695 and a net loss of $104,820 during the year ended June 30, 2010. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended June 30, 2010, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) searching for suitable synergistic partners for future business combinations that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.	PROPERTY AND EQUIPMENT

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Estimated Useful Lives
Furniture & Office Equipment	Three Years
Network Hardware & Software	Three Years
Site Installation Materials	Three Years

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010 and 2009, the property and equipment of the Company consists of the following:

	June 30, 2010	June 30, 2009
Furniture & Office Equipment	$26,852	$26,852
Network Hardware & Software	52,226	51,096
Site Installation Materials	1,813	1,813
Total Fixed Assets	80,891	79,761
Accumulated Depreciation	(74,074)	(53,817)
Total Fixed Assets, Net	$6,817	$20,744

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

The Company recognized depreciation expense of $15,058 and $12,010 for the years ended June 30, 2010 and 2009, respectively.

6.	DUE TO RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of June 30, 2010, the Wallen Group was due $6,539 by Concierge, and as of June 30, 2009, the Company had $2,398 due to the Wallen Group.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2010 and June 30, 2009:

	June 30, 2010	June 30, 2009
Account payable	$109,213	$98,526
Accrued judgment	135,000	135,000
Accrued interest	69,022	57,499
Accrued accounting fees	20,000	17,500
Total	$333,235	$308,525

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at:	June 30, 2010	June 30, 2009
Current Liabilities:
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
Total Current Liabilities	$142,500	$142,500
Long term notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	$10,000	$-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded interest expenses amounting to $11,581 and $11,474 respectively for each of the years ended June 30, 2010 and June 30, 2009.

9.	COMMON STOCK

In September 2009, the company sold 600,000 shares of its Series B Convertible, Voting, Preferred stock, par value $0.001.  The Company recorded $29,400 additional paid in capital and $600 at par value. These shares of the preferred stock can be converted to common stock at a ratio of 1:20 after one year has lapsed from the date of issue, and provided there are enough authorized, unissued, shares available to convert all preferred stock to common stock.

On November 5, 2009 the company issued 6,083,333 shares of common stock to its Chairman, Allen Kahn, as compensation for his consulting services. The expense was recorded at the market value of the shares as of the time of issuance on  November 5, 2009.

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Codification Topic 230 “Statement of Cash Flows”.

During the years ended June 30, 2010 and 2009 the Company did not pay any interest or income taxes. During 2009, related party note amounting to $18,468 was settled against Additional Paid-In Capital.

11.	LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of June 30, 2010.

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

ITEM 9B. OTHER INFORMATION.

On September 23, 2010 the company filed with the Secretary of State of the State of Nevada a Certificate of Designation establishing Series A Convertible, Voting, Preferred Stock consisting of 5,000,000 shares and Series B Convertible, Voting, Preferred Stock consisting of 3,000,000 shares as previously approved by a unanimous vote of the directors of the corporation.  The Certificate of Designation is filed herewith as Exhibit 3.9.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2010 and a description of the business experience of each. Two positions remain vacant on the Board.

Person	Offices	Office Held Since	Term of Office

David W. Neibert	C.E.O. and Director	2007	2011
James E. Kirk	Secretary and Director	1996	2011
Samuel Wu	Director	2002	2011
Allen E. Kahn	Chairman, CFO and Director	1996	2011
Patrick Flaherty	Director	2002	2011

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

Code of Ethics.  We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended June 30, 2004 (Exhibit 14 incorporated herein by reference).  We undertake to provide to any person without charge, upon request, a copy of such code of ethics.  Such a request may be made by writing to the company at its address at 3615 Superior Ave., Suite 3102D, Cleveland, OH 44114.

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.  EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

David Neibert, CEO	FY 2010	0	0	0	0
	FY 2009	0	0	0	0
Allen Kahn, Chairman and CFO	FY 2010	0	0	$ 21,292	$ 21,292
	FY 2009	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

The directors of Concierge received the following compensation in FY 2010 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
James F. Kirk	0	0	0	0	0	0	0
Samuel Wu	0	0	0	0	0	0	0
Allen E. Kahn	0	21,292	0	0	0	0	21,292
Patrick Flaherty	0	0	0	0	0	0	0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the ownership, as of September 7, 2010 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock(5), by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned		Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	20,850,235		8.6%
Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437		8.6%
F. Patrick Flaherty 637 29th Street Manhattan Beach, CA 90266	2,100,000	(2)	0.9%
James E. Kirk 1401 Kirby, N.E. Albuquerque, NM 87112	3,383,291		1.4%
David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	9,489,100	(3)	3.9%
Officers and Directors as a Group (5 persons)	56,678,063	(4)	23.49%

(1)	Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.
(2)	Mr. Flaherty had earlier reported beneficial ownership of 1,350,710 shares originally issued to his adult children for which he now disclaims beneficial ownership.
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
(5)
For purposes of calculating total shares of common stock, Series A and Series B issued shares are treated as though they have been converted into common stock thus adding a total of 241,315,200 shares for the calculation.

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

Fiscal Year ended June 30, 2010                                                                $33,000
Fiscal Year ended June 30, 2009                                                                $30,500

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2010                                                                $-0-
Fiscal Year ended June 30, 2009                                                                $-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2010                                                                $-0-
Fiscal Year ended June 30, 2009                                                                $-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2010                                                                $-0-
Fiscal Year ended June 30, 2009                                                                $-0-

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

3.9	-	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONCIERGE TECHNOLOGIES, INC.

Date: October 8, 2010	By:	/s/ David W. Neibert
David W. Neibert, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 8, 2010	/s/ David W. Neibert
David W. Neibert, C.E.O. and Director

Date: October 8, 2010	/s/ Allen E. Kahn
Allen E. Kahn, Chief Financial Officer and Director

Date: October 8, 2010	/s/ F.P. Flaherty
F. Patrick Flaherty, Director

Date: October 8, 2010	/s/ James E. Kirk
James E. Kirk, Secretary and Director

Date: October 8, 2010	/s/ Samuel C.H. Wu
Samuel C.H. Wu, Director

CONCIERGE TECHNOLOGIES, INC.
Commission File No. 000-29913

Index to Exhibits to Form 10-K 06-30-10

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

3.9	-	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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