Form 10-Q
period 2010-09-30
CONCIERGE TECHNOLOGIES INC
filed 2010-11-22
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File No. 000-29913

CONCIERGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

State of Incorporation:  Nevada
IRS Employer I.D. Number:  95-4442384

3615 Superior Avenue, Suite 3102DA
Cleveland, OH 44114
866-800-2978
____________________________________________________________
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

As of November 16, 2010, there were 184,315,200 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 1,640,000 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Page
Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations For The Three Month Periods Ended September 30, 2010 and 2009 and the Period from September 20, 1996 (Inception) to September 30, 2010 (Unaudited)	5

Statements of Changes in Stockholders’ Deficit For The Three Month Periods Ended September 30, 2010 and 2009 and the Period from September 20, 1996 (Inception) to September 30, 2010 (Unaudited)	6

Consolidated Statements of Cash Flows For The Three Month Periods Ended September 30, 2010 and 2009 and the Period from September 20, 1996 (Inception) to September 30, 2010 (Unaudited)	9

Notes to Unaudited Financial Statements	10

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$49,744	$4,868
Account receivable	13,414	204
Advances to supplier	40,000	-
Total current assets	103,158	5,072

Property and equipment, net	3,766	6,817

Total Assets	$106,924	$11,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$340,861	$333,235
Due to related party	1,126	6,539
Advances	-	890
Notes payable - related parties	142,500	142,500
Series B preferred shares to be issued, net of debt issuance cost	602	-
Total current liabilities	485,089	483,164

Long term notes payable - related party	10,000	10,000
Related party convertible debenture, net of beneficial conversion feature	3,010	-
Total long term liabilities	13,010	10,000

Total Liabilities	498,098	493,164

COMMITMENT & CONTINGENCY

STOCKHOLDERS' DEFICIT:
Preferred stock, 10,000,000 authorized par $0.001
Series A: 5,000,000 shares issued	5,000	5,000
Series B: 1,600,000 and 1,600,000 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	1,600	1,600
Common stock, $0.001 par value; 190,000,000 shares authorized; 184,315,200 and 184,315,200 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	184,315	184,315
Additional paid-in capital	3,827,505	3,727,505
Deficit accumulated during the development stage	(4,409,594)	(4,399,695)
Total stockholders' deficit	(391,174)	(481,275)
Total Liabilities and Stockholders' Deficit	$106,924	$11,889

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

	For The Three-Month Periods Ended September 30,		For The Period From September 20, 1996 (Inception) to September 30,
	2010	2009	2010
NET REVENUE	$50,184	$8,241	$143,410

Cost of Revenue	38,276	14,823	184,264

GROSS PROFIT (LOSS)	11,908	(6,582)	(40,854)

COSTS AND EXPENSES
Product Launch Expenses	-	-	1,077,785
Impairment of Assets	-	-	1,196,383
General & Administrative Expenses	14,014	9,981	1,795,505
TOTAL COSTS AND EXPENSES	14,014	9,981	4,069,673

OTHER INCOME (EXPENSES)
Other Income	-	-	1,928
Interest Expense	(3,983)	(2,869)	(49,751)
BCF Expense	(3,010)	-	(3,010)
Unallocated Accrued Expenses Reversed	-	-	150,123
Settlement Income	-	-	52,600
Loss on Debt Settlement	-	-	(23,033)
Litigation Settlement	-	-	(135,000)
TOTAL OTHER EXPENSES	(6,993)	(2,869)	(6,143)

NET LOSS BEFORE INCOME TAXES	(9,099)	(19,432)	(4,116,670)

Provision of Income Taxes	800	800	14,400

NET LOSS	$(9,899)	$(20,232)	$(4,131,070)

* WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	241,315,200	223,231,867

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders' Deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Number of	Par	Number of	Par
	Shares	Value	Shares	Value
Common Stock issued for cash
through June 30, 1997	-	$-	176,306	$1,763	$106,162	$-	$-	$107,925	$-	$-

Common stock issued for services
through June 30, 1997	-	-	621,545	6,215	-	-	-	6,215	-	-

Net loss through June 30, 1997	-	-	-	-	-	-	(96,933)	(96,933)	-	-

Balance at June 0, 1997	-	-	797,851	7,978	106,162	-	(96,933)	17,207	-	-

Common Stock issued for cash
in the year ended June 30, 1998	-	-	137,475	1,375	194,650	-	-	196,025	-	-

Common stock issued for services
in the year ended June 30, 1998	-	-	22,550	226	-	-	-	226	-	-

Net loss for the year ended June 30, 1998	-	-	-	-	-	-	(283,891)	(283,891)	-	-

Balance at June 30, 1998	-	-	957,876	9,579	300,812	-	(380,824)	(70,433)	-	-

Common Stock issued for cash
in the year ended June 30, 1999	-	-	208,000	-	-	-	-	-	-	60,996

Common stock issued for services
in the year ended June 30, 1999	-	-	450	-	-	-	-	-	-	4

Net loss for the year ended June 30, 1999	-	-	-	-	-	-	(89,919)	(89,919)	-	-

Balance at June 30, 1999	-	-	1,166,326	9,579	300,812	-	(470,743)	(160,352)	-	61,000

Acquisition and retirement of Common shares	-	-	(262,000)	(2,620)	-	-	-	(2,620)	-	-

Common Stock issued for cash
in the year ended June 30, 2000	-	-	117,184	-	-	-	-	-	-	202,061

Common stock issued for services
in the year ended June 30, 2000	-	-	354,870	-	-	-	-	-	-	3,549

Post acquisition stock subscription funds
received net of costs & expenses of $79,710	-	-	-	-	-	-	-	-	1,175,790	-

Net loss for the year ended June 30, 2000	-	-	-	-	-	-	(986,986)	(986,986)	-	-

Balance at June 30, 2000	-	-	1,376,380	6,959	300,812	-	(1,457,729)	(1,149,958)	1,175,790	266,610

Post acquisition stock subscription funds
received	-	-	-	-	-	-	-	-	487,500	-

Net loss for the year ended June 30, 2001	-	-	-	-	-	-	(544,080)	(544,080)	-	-

	Preferred Stock		Common Stock		Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders' Deficit	Advance Subscriptions	Common Stock Subject to Contingency
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2001	-	-	1,376,380	6,959	300,812	-	(2,001,809)	(1,694,038)	1,663,290	266,610

Recapitalization upon merger	-	-	118,681,333	113,099	(300,812)	-	(278,527)	(466,240)	-	-

Stock subscription received for 500,000 shares	-	-	-	-	-	29,983	-	29,983	-	-

Stock issued for services	-	-	2,532,581	119,031	-	-	-	119,031	-	-

Stock to be issued for services-3,275,472 shares	-	-	-	-	-	153,947	-	153,947	-	-

Adjustment to paid in capital on merger	-	-	-	(116,499)	116,499	-	-	-	-	-

Net loss for the year ended June 30, 2002	-	-	-	-	-	-	(478,229)	(478,229)	-	-

Balance at June 30, 2002	-	-	122,590,294	122,590	116,499	183,930	(2,758,565)	(2,335,546)	1,663,290	266,610

Stock issued for subscription received in the prior year	-	-	500,000	500	29,483	(29,983)	-	-	-	-

Stock issued for services included in the prior period	-	-	3,275,472	3,275	150,672	(153,947)	-	-	-	-

Forfeiture of stock subscription	-	-	-	-	10,000	-	-	10,000	-	-

Cancellation of over issued shares on recapitalization	-	-	(73,017)	-	-	-	-	-	-	-

Net loss for the year ended June 30, 2003	-	-	-	-	-	-	(47,272)	(47,272)	-	-

Balance at June 30, 2003	-	-	126,292,749	126,365	306,654	-	(2,805,837)	(2,372,818)	1,663,290	266,610

Adjustment to par value	-	-	-	(72)	72	-	-	-	-	-

Issuance of shares for cash	-	-	2,000,000	2,000	18,000	-	-	20,000	-	-

Issuance of shares for services	-	-	4,000,000	4,000	212,000	-	-	216,000	-	-

Issuance of shares for acquisition of Planet Halo	-	-	9,999,998	10,000	490,000	-	-	500,000	-	-

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	(514,639)	(514,639)	-	-

Balance at June 30, 2004	-	-	142,292,747	142,293	1,026,726	-	(3,320,476)	(2,151,457)	1,663,290	266,610

Reclassify contingent liabilities to Additional Paid In Capital	-	-	-	-	1,929,900	-	-	1,929,900	(1,663,290)	(266,610)

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(544,284)	(544,284)	-	-

Balance at June 30, 2005	-	-	142,292,747	142,293	2,956,626	-	(3,864,761)	(765,841)	-	-

Loans converted to Paid in Capital	-	-	-	-	281,708	-	-	281,708	-	-

Preferred Stock		Common Stock		Additional Paid In Capital	Shares to Be Issued	Accumulated Deficit	Stockholders' Deficit	Advance Subscriptions	Common Stock Subject to Contingency
Number of Shares	Par Value	Number of Shares	Par Value

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(44,552)	(44,552)	-	-

Balance at June 30, 2006	-	-	142,292,747	142,293	3,238,334	-	(3,909,313)	(528,686)	-	-

Issuance of shares for services	-	-	5,000,000	5,000	30,000	-	-	35,000	-	-

Issuance of shares for cash	-	-	27,027,027	27,027	62,973	-	-	90,000	-	-

Issuance of shares for debt settlement	-	-	3,003,003	3,003	30,030	-	-	33,033	-	-

Net income for the year ended June 30, 2007	-	-	-	-	-	-	38,214	38,214	-	-

Balance at June 30, 2007	-	-	177,322,777	177,323	3,361,337	-	(3,871,095)	(332,434)	-	-

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	(350,866)	(350,866)	-	-

Shares issued for cash	-	-	909,090	909	9,091	-	-	10,000	-	-

Issuance of Shares for Purchase of Wireless Village	5,000,000	5,000	-	-	245,000	-	-	250,000	-	-

Balance at June 30, 2008	5,000,000	5,000	178,231,867	178,232	3,615,428	-	(4,221,961)	(423,301)	-	-

Shares issued for cash	1,000,000	1,000	-	-	49,000	-	-	50,000	-	-

Debt settlement with a shareholder	-	-	-	-	18,468	-	-	18,468	-	-

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(72,915)	(72,915)	-	-

Balance at June 30, 2009	6,000,000	6,000	178,231,867	178,232	3,682,896	-	(4,294,876)	(427,748)	-	-

Preferred shares issued for cash	600,000	600	-	-	29,400	-	-	30,000	-	-

Common shares issued for compensation	-	-	6,083,333	6,083	15,209	-	-	21,292	-	-

Net loss for the year ended June 30, 2010	-	-	-	-	-	-	(104,819)	(104,819)	-	-

Balance at June 30, 2010	6,600,000	6,600	184,315,200	184,315	3,727,505	-	(4,399,695)	(481,275)	-	-

Beneficial conversion feature	-	-	-	-	100,000	-	-	100,000	-	-

Net loss for the quarter ended September 30, 2010	-	-	-	-	-	-	(9,899)	(9,899)	-	-

Balance at September 30, 2010	6,600,000	$6,600	184,315,200	$184,315	$3,827,505	$-	$(4,409,594)	$(391,174)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 20, 1996 (INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

	For the Three Month Periods Ended September 30,		For the period from September 20, 1996 (inception) to September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,899)	$(20,232)	$(4,131,070)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of goodwill/asset	-	-	950,583
Depreciation and amortization	3,051	5,904	52,722
Beneficial conversion feature expense	3,010	-	3,010
Amortization of debt issuance cost	602	-	602
Stock issued for services	-	-	552,644
Loss on settlement of debts	-	-	23,033
Unallocated accrued expense reversed	-	-	(150,123)
(Increase) decrease in current assets:
Accounts Receivable	(13,210)	1,182	(13,414)
Prepayment for inventory	(40,000)	196	(285,801)

Increase (decrease) in current liabilities:
Advance subscription	(890)	(59)	-
Accounts payable & Accrued expense	7,626	(7,391)	411,805
Net cash used in operating activities	(49,711)	(20,400)	(2,586,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on acquisition of subsidiary	-	-	34,421
Note Due - related party	-	-	(81,808)
Purchase of equipment	-	-	(56,241)
Net cash used in investing activities	-	-	(103,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from/to related party	(5,413)	(7,963)	6,602
Proceeds from Shares to be Issued	-	-	737,007
Proceeds from sale of preferred stock	-	30,000	30,000
Proceeds from stock subscription forfeited	-	-	10,000
Proceeds from advance subscriptions	-	-	1,772,983
Costs and expenses of advance subscriptions	-	-	(79,710)
Proceeds from related party loans	-	-	162,500
Proceeds from convertible debenture	100,000	-	100,000
Net cash provided by financing activities	94,587	22,037	2,739,382

NET INCREASE IN CASH & CASH EQUIVALENTS	44,876	1,637	49,744

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,868	2,566	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$49,744	$4,203	$49,744

NON-CASH INVESTING & FINANCING ACTIVITIES
Series B preferred shares to be issued for debt issuance	$20,000	$-	$20,000

The accompanying notes are an integral part of these unaudited financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(Unaudited)

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

BASIC AND DILUTED NET LOSS PER SHARES

Net loss per share is calculated in accordance with ASC Topic 260, “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2010 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5 and 1,600,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted. On September 8, 2010 the Company incurred an obligation to issue 40,000 shares of its Series B preferred stock in connection with a debenture agreement. The shares were not issued as of September 30, 2010; however, they were recorded as “shares to be issued” and the amortized debt issuance cost was recognized in interest expenses.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REVENUE RECOGNITION

The company did not earn any revenue related to the PCA product or software since inception through September 30, 2010 and does not intend to offer the product for sale in the future. The remaining inventory of product has been reduced to zero value on the financial statements.

The Company, through Planet Halo and Wireless Village, sells subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. Unearned or deferred revenues received or accounts receivable accrued, are recorded as advance subscriptions. For the three-month periods ending September 30, 2010 and 2009, subscription sales for Planet Halo were recorded as $915 and $3,759, respectively. Unearned, advance subscriptions, were recorded as $0 and $890 at September 30, 2010 and June 30, 2010, respectively. Accounts receivable at September 30, 2010 and June 30, 2010 was recorded as $0 and $135, respectively.

Wireless Village purchases hardware for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but with the addition of a new distribution contract in September 2010 for digital cameras designed for mobile incident reporting, are expected to increase over time. During the prior fiscal year, Wireless Village had already begun selling hardware such as video surveillance cameras, cabling, DVRs and accessories in small quantities. Subcontractors, and/or the company’s president, supplied installation of parts and labor. Revenue was recognized after the services were performed and/or the hardware was delivered, and the collectibility was reasonably assured. For the three-month periods ending September 30, 2010 and September 30, 2009, Wireless Village subscription sales were recorded as $0 and $652, respectively, support services were recorded as $5,698 and $1,158, respectively, hardware sales were recorded as $42,796 and $1,238 for the three-month periods ending September 30, 2010 and 2009, respectively, and web hosting services were recorded as $774 and $784, respectively. Accounts receivable at September 30, 2010 and September 30, 2009 was recorded at $13,414 and $69, respectively.

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

For the three-month periods ended September 30, 2010 and 2009, respectively, the Company did not have any interest and penalties associated with tax positions.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  RECENT PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financials statements and notes.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company did not earn significant revenue during the three-month period ended September 30, 2010. The Company has accumulated a deficit of $4,409,594 and a net loss of $9,899 during the three-month period ended September 30, 2010. The continuing losses have adversely affected the liquidity of the Company. Although losses are expected to decline during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended September 30, 2010, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquiring suitable synergistic partners for the business opportunity in mobile incident reporting that generates immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

5.  DUE TO RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of September 30, 2010, the Wallen Group was due $1,126 by Concierge, and as of June 30, 2010, the Company had $6,539 due to the Wallen Group.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Account payable	$129,974	$109,213
Accrued judgment	135,000	135,000
Accrued interest	72,387	69,022
Accrued accounting fees	3,500	20,000
Total	$340,861	$333,235

7.  NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at:	Sept. 30, 2010	June 30, 2010
Current Liabilities:
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	2,500	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
Total Current Liabilities	$142,500	$142,500
Long term notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	$10,000	$10,000
Convertible debenture, net of beneficial conversion feature, interest rate of 6%, payable on September 8, 2012	3,010	-
Total Long Term Liabilities	$13,010	$10,000

The convertible debenture of $100,000 is convertible into shares of Series B Convertible, Voting, Preferred stock, at the election of the debenture holder after October 9, 2010, at the conversion ratio of $0.20 per share. If the debenture holder elects to convert the debenture, the converted preferred shares can be further converted to common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the beneficial conversion feature embedded in the convertible debenture at September 8, 2010, the inception of this convertible note, was $100,000. The first $96,990 of the discount has been shown as a discount to the convertible note which will be amortized over the term of the note, and the excess of $3,010 has been shown as financing costs in the statement of operations as of September 30, 2010.

The Company has recorded interest expenses for the related party notes amounting to $3,381 and $2,869 respectively for each of the three-month periods ended September 30, 2010 and September 30, 2009.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  SHARES TO BE ISSUED

For the three-month period ending September 30, 2010, the company incurred an obligation to issue 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock as payment of a loan commitment fee to a California partnership , the convertible debenture holder, pursuant to the agreement signed at September 8, 2010. These commitment fee shares of the preferred stock can be converted to common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000 at September 8, 2010, which will be amortized over the term of the convertible debenture. At September 30, 2010, the unamortized debt issuance cost amounted to $19,398. Series B preferred shares to be issued, net of the debt issuance cost, was $602.

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Codification Topic 230 “Statement of Cash Flows”.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Concierge Technologies as a foreign corporation in the state of California.

During the three months ended September 30, 2010 and 2009 the Company did not pay any interest or income taxes.

10.  LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2010.

11.  SUBSEQUENT EVENTS

On October 8, 2010 Concierge Technologies entered into Employee at Will Agreements with three individuals and also acquired an Exclusive Distribution Agreement and the services of a professional lobbying organization to assist Wireless Village with a transition to the business of selling, distributing and marketing mobile incident reporting cameras and associated hardware and services. In exchange for these services and agreements Concierge Technologies conveyed, in the aggregate, 817 shares of its 1667 Wireless Village shares. The resulting ownership in Wireless Village is 850 shares, or 51%, held by Concierge Technologies and 817 shares, or 49%, held by others.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, has been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. Transactions are completed online through credit card entries by the customer. Sales are recorded at the time the transaction is approved by the financial institution and revenues are earned over the life of the service term. During the current quarter the Company has refocused its business from wireless Internet provision to sales of camera products designed for mobile incident reporting. As of July 2010, Planet Halo has begun winding down its wireless Internet business and deconstructing the network architecture resulting in a significant decrease in sales of wireless subscriptions by Planet Halo offset by a decrease in the cost of leased telecom lines and site leases for the deconstructed networks. For the three-month periods ending September 30, 2010 and 2009, subscription sales for Planet Halo were recorded as $915 and $3,759, respectively, whereas the subscription sales for Wireless Village for the same periods were $0 and $652, respectively. Total subscription sales were, therefore, $915 and $4,411, respectively, demonstrating a significant change over the year of -79% for subscriptions.

Wireless Village has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. This refocus has had an immediate effect with an increase in sales of hardware by Wireless Village for the month of September. Wireless Village, in addition to the new business of purchasing and selling digital camera products, also purchases hardware including cabling, connectors, DVRs, computer equipment and various other hardware items for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant, but may increase over time if the business proves successful. No installation services were supplied for sales of the new camera product; however, subcontractors supplied installation of parts and labor related to other hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the three-month periods ending September 30, 2010 and 2009 were recorded as $5,698 and $1,159, respectively, an increase of 392%. Hardware sales, including cameras, were recorded as $42,796 at September 30, 2010 and $1,238 for the three-month period ending September 30, 2009, a significant increase over the gross amount for the same period of 2009. Web hosting services were recorded as $774 and $784, respectively, essentially stable. Accounts receivable at September 30, 2010 and June 30, 2010 was recorded at $13,414 and $69, respectively, a significant increase due to an increase in camera sales.

Overall, net revenues for the three-month period ending September 30, 2010 were up $41,943 to $50,184 over the three-month period ending September 30, 2009, an increase of 509% attributed almost entirely to the addition of camera sales for the month of September 2010.

Liquidity

Our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock, or preferred stock, in exchange for cash. On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable. We have also been unable to pay significant salaries to our officers and several of our outside consultants who had performed services during the past and present fiscal years.

Although our management is continuing to provide services to the Company for the near term without cash compensation, we may still require additional funding to realize the business objectives of the Company. Our new focus on mobile incident reporting and digital DVR camera sales by Wireless Village may require more working capital to expand their market presence and to purchase additional inventory in the short term. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. If the financing is not available, Wireless Village may not be able to proceed with its planned development, and Planet Halo may not be able to afford further expansion of its wireless networks. In the event financing is not completed, liquidity will depend upon increased operating profits from the existing infrastructure. In the event we are unable to raise working capital, the current profits do not increase, or we fail to source new business opportunities our funds will be exhausted at some point and continuing operations may be impossible.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2010.

ITEM 5.  OTHER INFORMATION

There remain two positions vacant on the Board of Directors of Concierge Technologies, Inc. as of November 16, 2010.

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

10.1 14	- -	Agreement of Merger between Starfest, Inc. and Concierge, Inc.* Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: November 22, 2010	By:	/s/ David W. Neibert
David W. Neibert, Chief Executive Officer