Form 10-Q
period 2010-12-31
CONCIERGE TECHNOLOGIES INC
filed 2011-02-17
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-29913

CONCIERGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

State of Incorporation:  Nevada

IRS Employer I.D. Number:  95-4442384

3615 Superior Avenue, Suite 3102DA
Cleveland, OH 44114
866-800-2978
___________________________________________________
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

As of February 10, 2011, there were 184,315,200 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 5 million shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 1,640,000 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$4,044	$4,868
Account receivable	11,698	204
Due from related party	11,786	-
Advance to supplier	204,000	-
Inventory	50,673	-
Security deposits	6,949	-
Total current assets	289,150	5,072

Property and equipment, net	155	6,817
Debt issuance cost	16,881	-
Total Assets	$306,186	$11,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$320,707	$333,235
Accounts payable - related party	82,211	-
Due to related party	-	6,539
Advances	-	890
Sales tax payable	24,520	-
Notes payable - related parties	140,000	142,500
Total current liabilities	567,438	483,164

Long term notes payable - related party	46,000	10,000
Related party convertible debenture, net of beneficial conversion feature	15,595	-
Total long term liabilities	61,595	10,000

Total Liabilities	629,033	493,164

COMMITMENT & CONTINGENCY

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 authorized par $0.001
Series A: 5,000,000 and 5,000,000 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	5,000	5,000
Series B: 1,640,000 and 1,600,000 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	1,640	1,600
Common stock, $0.001 par value; 900,000,000 shares authorized; 184,315,200 and 184,315,200 shares issued and outstanding at December 31, 2010 and June 30, 2010 respectively	184,315	184,315
Additional paid-in capital	3,850,498	3,727,505
Accumulated deficit	(4,551,394)	(4,399,695)
Total Concierge deficit	(509,941)	(481,275)
Non-controlling interest	187,094	-
Total stockholder's deficit	(322,847)	(481,275)
Total Liabilities and Stockholders' Deficit	$306,186	$11,889

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	For The Three-Month Periods Ended		For The Six Month Periods Ended
	December 31,		December 31,
	2010	2009	2010	2009
NET REVENUE	$259,004	$5,700	$309,187	$13,940

Cost of Revenue	117,099	9,228	155,374	24,051

GROSS PROFIT (LOSS)	141,905	(3,528)	153,813	(10,111)

COSTS AND EXPENSES
Service cost	149,137	-	149,137	-
General & Administrative Expenses	69,506	30,177	85,120	40,158
TOTAL COSTS AND EXPENSES	218,643	30,177	234,257	40,158

OTHER INCOME (EXPENSES)
Other Income	1,267	-	1,267	-
Interest Expense	(7,024)	(2,869)	(11,007)	(5,737)
BCF Expense	(12,585)	-	(15,595)
TOTAL OTHER EXPENSES	(18,342)	(2,869)	(25,335)	(5,737)

Net loss before non-controlling interest in subsidiary and income taxes	(95,080)	(36,574)	(105,779)	(56,006)

Provision of Income Taxes	7,964	-	7,964	800

Non-Controlling Interest	37,957	-	37,957	-

NET LOSS ATTRIBUTED TO CONCIERGE	$(141,001)	$(36,574)	$(151,700)	$(56,806)

* WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	241,810,852	232,909,522	241,563,026	228,044,253

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	For the Six Month Periods Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,700)	$(56,806)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-controlling interest	37,957	-
Depreciation and amortization	6,094	8,956
Beneficial conversion feature expense	15,595	-
Amortization of debt issuance cost	3,119	-
Stock issued for services	-	21,293
Loss on settlement of debts	-	-
Unallocated accrued expense reversed	-	-
Share-based compensation	149,137
(Increase) decrease in current assets:
Accounts Receivable	(11,494)	1,046
Advance to supplier	(204,000)	-
Inventory	(50,673)	196
Security deposit	(6,949)	-
(Increase) decrease in current liabilities:
Advances	(890)	269
Accounts payable & accrued expense	(11,426)	(7,002)
Accounts payable - related party	82,211	-
Sales tax payable	24,520	-
Net cash used in operating activities	(118,499)	(32,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,130)
Net cash used in investing activities	-	(1,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments to related parties	(18,325)	1,149
Proceeds from sale of preferred stock	-	30,000
Proceeds from related party loans	36,000	-
Proceeds from convertible debenture	100,000	-
Net cash provided by financing activities	117,675	31,149

NET INCREASE IN CASH & CASH EQUIVALENTS	(824)	(2,031)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,868	2,566

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,044	$535

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES
Series B preferred shares issued for debt issuance	$20,000	$-
Equipment exchanged for retirement of related party note	$568	$-
Retirement of the related party note payable	$3,601	$-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Concierge Technologies, Inc., (the “Company”), a California corporation incorporated on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment.

The Company has transitioned from its development stage (as defined) to operational activities as of October 1, 2010. The Company is devoting substantially all of its present efforts to establishing its new business, and its planned principal operations which have just commenced. All losses accumulated since inception through September 30, 2010 have been considered as part of the Company's development stage activities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent) and its wholly owned subsidiary, Planet Halo, Inc., and that majority interest in Wireless Village from the date of acquisition. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

As of December 31, 2010 the Company does not have any options or warrants, but has issued 5,000,000 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5, and 1,640,000 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REVENUE RECOGNITION

Revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

INVENTORY

Inventories are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the current status of Concierge Technologies as a foreign corporation in the state of California.

For the 6-month periods ended December 31, 2010 and 2009, respectively, the Company did not have any interest and penalties associated with tax positions.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $4,551,394 and incurred a net loss of $151,700 during the 6-month period-ended December 31, 2010. The continuing losses have adversely affected the liquidity of the Company. Although losses are expected to decline during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended December 31, 2010, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquiring suitable synergistic partners for the business opportunity in mobile incident reporting that generates immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  DUE TO RELATED PARTY

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of December 31, 2010, the Wallen Group owed $11,786 to Concierge, and as of June 30, 2010, the Company had $6,539 due to the Wallen Group.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Account payable	$106,459	$109,213
Accrued judgment	135,000	135,000
Accrued interest	75,748	69,022
Auditing	3,500	20,000
Total	$320,707	$333,235

7.  NOTES PAYABLE – RELATED PARTIES

Current related party notes payable consist of the following:

	December 31, 2010	June 30, 2010
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	-	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
	$140,000	$142,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term related party notes payable consist of the following:

	December 31, 2010	June 30, 2010
Long term notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	$10,000	$10,000
Long term notes payable to shareholders, interest free, unsecured, due and payable on or before December 13, 2012	36,000	-
	$46,000	$10,000

The convertible debenture is convertible into shares of Series B Convertible, Voting, Preferred stock, at the election of the debenture holder after October 9, 2010, at the conversion ratio of $0.20 per share. If the debenture holder elects to convert the debenture, the converted preferred shares can be further converted to common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the beneficial conversion feature embedded in the convertible debenture at September 8, 2010, the inception of this convertible note, was $100,000. $84,405 of the discount has been shown as a discount to the convertible note which will be amortized over the remaining term of the note and the excess of $15,595 has been shown as financing costs in the statement of operations as of December 31, 2010.

The Company has recorded interest expenses for the related party notes amounting to $7,888 and $5,737 respectively for each of the 6-month periods ended December 31, 2010 and December 31, 2009.

8.  SHARES ISSUED IN CONNECTION WITH FINANCING COSTS

During September, 2010, the company issued 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock (“commitment fee shares”) in lieu of payment of a loan commitment fee to a California Partnership, the convertible debenture holder, pursuant to the agreement signed at September 8, 2010. These commitment fee shares are convertible into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000 at September 8, 2010, which will be amortized over the term of the convertible debenture. At December 31, 2010, the unamortized debt issuance cost amounted to $16,881.

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method.

During the six months ended December 31, 2010 and 2009 the Company did not pay any interest or income taxes.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the accompanying financial statements as accrued expenses as of December 31, 2010.

11.  SHARE-BASED COMPENSATION

On October 8, 2010 Concierge Technologies entered into Employee at Will Agreements with three individuals and also acquired an Exclusive Distribution Agreement and the services of a professional lobbying organization to assist Wireless Village with a transition to the business of selling, distributing and marketing mobile incident reporting cameras and associated hardware and services. In exchange for these services and agreements Concierge Technologies conveyed, in the aggregate, 817 shares of its 1667 Wireless Village shares. The resulting ownership in Wireless Village is 850 shares, or 51%, Concierge Technologies and 817 shares, or 49%, held by others.

As the shares of Wireless Village are not traded and have no implied fair value, the cost of services was estimated using a discounted cash flow model to arrive at a present value for the portion of the business being conveyed. Utilizing this methodology, the share-based compensation was determined to be $149,137. As the related agreements are “at will” in nature, the entire compensation cost was expensed on the date of execution of the agreements and is shown as minority interest of subsidiary on the accompanying balance sheet. The income statement for the period ending December 31, 2010 also includes a loss to minority interest holders of $37,957, representing the portion of net loss attributable to the non-controlling interest held by third parties.

12.  AMENDMENT TO ARTICLES OF INCORPORATION

During the current quarter Concierge sought shareholder approval to amend its articles of incorporation increasing its authorized shares of common stock from 190 million to 900 million and increasing its authorized shares of preferred stock from 10 million to 50 million. A mailing to a majority of shareholders was conducted by Concierge seeking majority written consent for the action. Having subsequently received a majority written consent, on November 23, 2010 Concierge notified all other shareholders who were entitled to vote of the action being approved. Having received no comments by December 23, 2010, Concierge filed its amended articles of incorporation with the Secretary of State of Nevada.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During our last fiscal quarter ending September 30, 2010, we had begun transitioning away from this business and refocusing our efforts to the sale and distribution of video surveillance systems. As of the current quarter ending December 31, 2010 we had no wireless Internet revenues and had terminated all agreements with suppliers of leased telecom lines and site leases. For the six-month periods ending December 31, 2010 and 2009, subscription sales for Planet Halo were recorded as $885 and $6,750 respectively whereas the subscription sales for Wireless Village for the same periods were $0 and $652 respectively. Total subscription sales were therefore $885 and $7,402 respectively, demonstrating a significant change over the previous year of -88% for subscription revenue.

Wireless Village has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. This refocus has had an immediate effect with an increase in sales of hardware by Wireless Village for the quarter ending December 31, 2010. Wireless Village, in addition to the new business of purchasing and selling digital camera products, also occasionally purchases hardware including cabling, connectors, DVR’s, computer equipment and various other hardware items for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. These amounts have historically been insignificant. No installation services were supplied for sales of the new camera product, however subcontractors supplied installation of parts and labor related to other hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the six-month periods ending December 31, 2010 and 2009 were recorded as $5,838 and $2,923 respectively, an increase of 99%. Hardware sales, including cameras, were recorded as $300,916 at December 31, 2010 and $1,373 for the six-month period ending December 31, 2009, a significant increase over the gross amount for the same period of 2009 attributed entirely to sales of camera devices. Web hosting services were recorded as $1,548 and $1,593 respectively, essentially stable. Other income attributed to charges for shipping and handling of camera products totaled $1,267 for the six month period ending December 31, 2010 whereas no such charges were invoiced during the  six-month period ending December 31, 2009. Accounts receivable at December 31, 2010 and June 30, 2010 was recorded at $11,698 and $69 respectively, a significant increase due to an increase in camera sales receipts.

Overall, net revenues for the six-month period ending December 31, 2010 were up $295,247 to $309,187 over the six-month period ending December 31, 2009, an increase of 2117% attributed almost entirely to the addition of camera sales for the quarter ending December 31, 2010.

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

Although our management is continuing to provide services to the Company for the near term without cash compensation, we may still require additional funding to realize the business objectives of the Company. Our new focus on mobile incident reporting and digital DVR camera sales by Wireless Village may require more working capital to expand their market presence and to purchase additional inventory in the short term. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. If the financing is not available, Wireless Village may not be able to proceed with its planned development, and Planet Halo may not be able to afford further expansion of its business objectives. In the event financing is not completed, liquidity will depend upon increased operating profits from the existing infrastructure. In the event we are unable to raise working capital through inventory financing, we are reliant on the current profits to increase or our funds will be exhausted at some point and continuing operations may be impossible.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the information required by this item.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2010.

ITEM 1A.  RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not sold any unregistered equity securities for the period ending December 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

As of February 10, 2011, there remains two (2) positions vacant on the Board of Directors of Concierge Technologies, Inc..

ITEM 6.  EXHIBITS

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit	Description

2	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

2	-	Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc., Bill Robb and Daniel Britt.++

3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

3.7	-	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+

3.8	-
Articles of Merger between Concierge Technologies, Inc., a California corporation, and Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5, 2006.+

3.9	-	Amendment to Articles of Incorporation as filed with the Definitive Information Schedule 14c filed with the SEC on December 3, 2010 and with the Nevada Secretary of State on December 23, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.
**	Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.
***	Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.
+	Previously filed with Form 10-K FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.
++	Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for the Current Period 10-30-07; Commission File No. 000-29913, incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: February 16, 2010	By:	/s/ David W. Neibert
David W. Neibert
Chief Executive Officer