Form 10-Q
period 2011-03-31
CONCIERGE TECHNOLOGIES INC
filed 2011-05-17
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, there were 233,367,610 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 656,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 273,333 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$6,269	$4,868
Account receivable, net	1,314	204
Due from related party	486	-
Advances to supplier	2,400	-
Inventory	241,771	-
Security deposits	6,949	-
Total current assets	259,189	5,072

Property and equipment, net	-	6,817
Debt issuance cost	14,419	-
Total Assets	$273,608	$11,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$348,029	$333,235
Payable to related parties	75,450	6,539
Advances	14,100	890
Notes payable - related parties	150,000	142,500
Total current liabilities	587,579	483,164

Long term notes payable - related party	36,000	10,000
Related party convertible debenture, net of beneficial conversion feature	27,907	-
Total long term liabilities	63,907	10,000

Total Liabilities	651,486	493,164

COMMITMENT & CONTINGENCY

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 authorized par $0.001
Series A: 656,186 and 5,000,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	656	5,000
Series B: 273,333 and 1,600,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	273	1,600
Common stock, $0.001 par value; 900,000,000 shares authorized; 233,367,610 and 184,315,200 shares issued and outstanding at March 31, 2011 and June 30, 2010 respectively	233,368	184,315
Additional paid-in capital	3,807,156	3,727,505
Accumulated deficit	(4,592,317)	(4,399,695)
Total Concierge deficit	(550,864)	(481,275)
Non-controlling interest	172,986	-
Total stockholder's deficit	(377,878)	(481,275)
Total Liabilities and Stockholders' Deficit	$273,608	$11,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	For The Three-Month Periods Ended		For The Nine Month Periods Ended
	March 31,		March 31,
	2011	2010	2011	2010
NET REVENUE	$158,196	$7,488	$467,383	$21,428

Cost of Revenue	83,111	11,863	236,179	35,914

GROSS PROFIT (LOSS)	75,084	(4,375)	231,204	(14,485)

COSTS AND EXPENSES
Share Based Compensation	-	-	149,137	-
General & Administrative Expenses	113,777	8,344	198,897	48,501
TOTAL COSTS AND EXPENSES	113,777	8,344	348,034	48,501

OTHER INCOME (EXPENSES)
Other Income	514	-	1,781	-
Interest Expense	(6,846)	(2,857)	(17,854)	(8,594)
Beneficial Conversion Feature Expense	(12,311)	-	(27,907)
TOTAL OTHER EXPENSES	(18,643)	(2,857)	(43,980)	(8,594)

Net loss before non-controlling interest in subsidiary and income taxes	(57,336)	(15,576)	(160,809)	(71,580)

Provision of Income Taxes	-	-	7,964	800

Non-Controlling Interest	(14,108)	-	23,849	-

NET LOSS ATTRIBUTED TO CONCIERGE	$(43,228)	$(15,576)	$(192,622)	$(72,380)

* WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING, BASIC AND DILUTED	242,115,200	241,315,200	241,744,397	232,419,291

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	For the Nine-Month Periods Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,622)	$(72,380)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-controlling interest	23,849	-
Depreciation and amortization	6,249	12,007
Bad debt allowance	3,543	-
Beneficial conversion feature expense	27,907	-
Amortization of debt issuance cost	5,581	-
Share-based compensation	149,137	21,292
(Increase) decrease in current assets:
Accounts Receivable	(4,653)	1,730
Advance to supplier	(2,400)	-
Inventory	(241,771)	196
Security deposit	(6,949)	-
Increase (decrease) in current liabilities:
Advance subscription	13,210	26
Accounts payable & Accrued expense	(8,625)	(2,383)
Accounts payable - related party	75,450	-
Sales tax payable	24,520	-
Net cash used in operating activities	(127,574)	(39,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from/to related party	(7,025)	662
Proceeds from sale of preferred stock	-	30,000
Proceeds from related party loans	36,000	10,000
Proceeds from convertible debenture	100,000	-
Net cash provided by financing activities	128,975	40,662

NET INCREASE IN CASH & CASH EQUIVALENTS	1,401	20

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,868	2,566

CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,269	$2,586

NON-CASH INVESTING & FINANCING ACTIVITIES
Series B preferred shares issued for debt issuance	$20,000	$-
Equipment exchanged for retirement of related party note	$568	$-
Retirement of the related party note payable	$3,601	$-
Series A preferred shares converted to common shares	$4,344	$-
Series B preferred shares converted to common shares	$1,367	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

As of March 31, 2011 the Company does not have any options or warrants, but has issued 656,186 shares of Series A preferred stock that can be converted to common stock at a ratio of 1:5, and 273,333 shares of Series B preferred stock that can be converted to common stock at a ratio of 1:20. The calculation of the weighted average number of shares outstanding takes into account these shares as though they have already been converted.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REVENUE RECOGNITION

Revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

INVENTORY

Inventories are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2011 and June 30, 2010, the Company recorded inventory at $241,771 and zero,  respectively.

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

The amount reserved for income tax in the accompanying financial statements has been appropriately adjusted to reflect the planned status of Concierge Technologies’ majority owned subsidiary, Wireless Village, dba 3rd Eye Cam, as a foreign corporation in the state of California.

For the 9-month periods ended March 31, 2011 and 2010, respectively, the Company did not have any interest and penalties associated with tax positions.

RECENT PRONOUNCEMENTS

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has accumulated a deficit of $4,592,317 and incurred a net loss of $192,622 during the 9-month period ended March 31, 2011. The continuing losses have adversely affected the liquidity of the Company. Although losses are expected to decline during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended March 31, 2011, towards (i) obtaining additional equity, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquiring suitable synergistic partners for the business opportunity in mobile incident reporting that generates immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	PAYABLE TO RELATED PARTIES

Concierge Technologies, Inc. has no bank account in its own name. Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of March 31, 2011, the Wallen Group owed $486 to Concierge, which is interest free, unsecured and due on demand, and as of June 30, 2010, the Company had $6,539 due to the Wallen Group, which is interest free, unsecured and due on demand. Additionally, the 3rd Eye Cam generated accounts payable amounting to $75,450 for the Company, which was recorded as payable to the related party as of March 31, 2011.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Account payable	$96,989	$109,213
Tax reserve	24,520	-
Accrued judgment	135,000	135,000
Accrued interest	88,020	69,022
Auditing	3,500	20,000
Total	$348,029	$333,235

7.           NOTES PAYABLE – RELATED PARTIES

Current related party notes payable consist of the following:

	March 31, 2011	June 30, 2010
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, non-interest bearing unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	-	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	10,000	-
	$150,000	$142,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term related party notes payable consist of the following:

	March 31, 2011	June 30, 2010
Long term notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	$-	$10,000
Long term notes payable to shareholders, interest free, unsecured, due and payable on or before December 13, 2012	36,000	-
	$36,000	$10,000

The convertible debenture is convertible into shares of Series B Convertible, Voting, Preferred stock, at the election of the debenture holder after October 9, 2010, at the conversion ratio of $0.20 per share. If the debenture holder elects to convert the debenture, the converted preferred shares can be further converted to common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the beneficial conversion feature embedded in the convertible debenture at September 8, 2010, the inception of this convertible note, was $100,000. $72,093 of the discount has been shown as a discount to the convertible note which will be amortized over the remaining term of the note and the excess of $27,907 has been shown as financing costs in the statement of operations as of March 31, 2011.

The Company has recorded interest expenses for the related party notes amounting to $12,272 and $8,594 respectively for each of the 9-month periods ended March 31, 2011 and March 31, 2010.

8.           SHARES ISSUED IN CONNECTION WITH FINANCING COSTS

During September, 2010, the company issued 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock (“commitment fee shares”) in lieu of payment of a loan commitment fee to a California Partnership, the convertible debenture holder, pursuant to the agreement signed at September 8, 2010. These commitment fee shares are convertible into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000 at September 8, 2010, which will be amortized over the term of the convertible debenture. At March 31, 2011, the unamortized debt issuance cost amounted to $14,419.

9.           SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method.

During the nine months ended March 31, 2011 and 2010 the Company did not pay any interest or income taxes.

10.           LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the accompanying financial statements as accrued expenses as of March 31, 2011.

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

As the shares of Wireless Village are not traded and have no implied fair value, the cost of services was estimated using a discounted cash flow model to arrive at a present value for the portion of the business being conveyed. Utilizing this methodology, the share-based compensation was determined to be $149,137. As the related agreements are “at will” in nature, the entire compensation cost was expensed on the date of execution of the agreements and is shown as minority interest of subsidiary on the accompanying balance sheet. The income statement for the period ending March 31, 2011 also includes a loss to minority interest holders of $14,108, representing the portion of net loss attributable to the non-controlling interest held by third parties.

12.           CONVERSION OF PREFERRED STOCK TO COMMON STOCK

During the current quarter certain holders of Concierge Series A and Series B preferred stock notified the Company of their desire to convert their shares of preferred stock to common stock pursuant to the terms and conditions available to them. Accordingly, Concierge converted 4,343,814 shares of Series A Preferred stock into 21,719,070 shares of common stock and 1,366,667 shares of Series B preferred stock into 27,333,340 shares of common stock. Each of the shares issued in the conversion bore a restrictive legend in compliance with SEC regulations found under rule 144. There remain 656,186 shares of Series A Preferred stock issued and outstanding and 273,333 shares of Series B Preferred stock issued and outstanding.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During our last fiscal quarter ending December 31, 2010, we had completed the transition away from this business and refocused our efforts to the sale and distribution of mobile video surveillance systems. As of the current quarter ending March 31, 2011 we had no wireless Internet revenues and had terminated all agreements with suppliers of leased telecom lines and site leases. For the nine-month periods ending March 31, 2011 and 2010, subscription sales for Planet Halo were recorded as $885 and $8,647 respectively whereas the subscription sales for Wireless Village for the same periods were $0 and $652 respectively. Total subscription sales were therefore $885 and $9,299 respectively, demonstrating a 91% loss of subscription revenue over the previous year due to discontinuation of the service.

During September 2010, Wireless Village, now operating under its fictitious business name “3rd Eye Cam”, has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. This refocus had an immediate effect with an increase in sales of hardware by 3rd Eye Cam for the quarter ending December 31, 2010 and the trend has continued into the current quarter ending March 31, 2011. Wireless Village purchases hardware including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Pre-Paid Inventory. In some instances installation services were supplied along with the sale of the new camera, or other, product, which may include pre-programming of functions prior to shipment. Generally, subcontracted labor supplied installation related to hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the nine-month periods ending March 31, 2011 and 2010 were recorded as $15,552 and $3,175 respectively, an increase of 390%. Hardware sales, including cameras, were recorded as $449,398 for the nine-month period ending March 31, 2011 and $5,639 for the nine-month period ending March 31, 2010, a significant increase over the gross amount for the same period of 2010 attributed entirely to sales of camera devices. Web hosting services for the nine-month periods ending March 31, 2011 and 2010, although discontinued during the current quarter, were recorded as $1,548 and $2,666 respectively. Other income attributed to charges for shipping and handling of camera products totaled $1,781 for the nine month period ending March 31, 2011 whereas no such charges were invoiced during the nine-month period ending March 31, 2010. Accounts receivable at March 31, 2011 and June 30, 2010 was recorded at $1,314 (after allowance for doubtful accounts of $3,543) and $2,219 respectively, a significant increase of 119% due to an increase in camera sales orders.

Overall, net revenues for the nine-month period ending March 31, 2011 were up $445,955 to $467,383 over the nine-month period ending March 31, 2010, an increase of 2,081% attributed entirely to the addition of camera sales during the period September 2010 through March 31, 2011.

Liquidity

Prior to the entering the mobile incident reporting business in September 2010, our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock, or preferred stock, in exchange for cash. On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable, including salaries to our executive officers. Provided 3rd Eye Cam continues to grow in accordance with management’s projections we expect to be able to rely on profitable operations to fund our operating expenses and avoid future need for loans from shareholders or insiders.

Although Concierge executive management is continuing to provide services to the Company for the near term without cash compensation, we may still require additional funding to realize the business objectives of the Company. Our new focus on mobile incident reporting and digital DVR camera sales by Wireless Village may require more working capital to expand their market presence and to purchase additional inventory in the short term. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. In the event financing is not completed, liquidity will depend upon increased operating profits from the existing infrastructure. In the event we are unable to raise working capital through inventory financing, we are reliant on the current profits to increase or our reserve funds will be exhausted at some point and continued growth may be negatively impacted.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of March 31, 2011.

ITEM 1A.   RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

The Company has not sold any unregistered equity securities for the period ending March 31, 2011.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4.   (REMOVED AND RESERVED).

ITEM 5.   OTHER INFORMATION

As of May 12, 2011, there remains two (2) positions vacant on the Board of Directors of Concierge Technologies, Inc..

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

CONCIERGE TECHNOLOGIES, INC.

Dated: May 17, 2011	By:	/s/ David W. Neibert
David W. Neibert
Chief Executive Officer