Form 10-K
period 2011-06-30
CONCIERGE TECHNOLOGIES INC
filed 2011-10-13
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-38838	95-4442384
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

29115 Valley Center Rd. #K-206
Valley Center, CA 92082
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

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☑

State issuer's revenues for its most recent fiscal year:  $945,741.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $801,614 computed by reference to the $0.005 average of the bid and asked price of the Company's Common Stock on September 28, 2011.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 233,667,610 shares of Common Stock, $0.001 par value, and 596,186 shares of Series A Convertible, Voting, Preferred Stock, and 273,333 Series B Convertible, Voting, Preferred Stock on September 28, 2011. Series A Preferred stock is convertible, under certain conditions, to 5 shares of common stock for each share of Series A Preferred stock. Each share of Series A Preferred stock votes as 5 shares of common stock. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).   Information Statement pursuant to Section 14C filed December 10, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

i

PART I

ITEM 1.           BUSINESS.

Business Development.

Concierge Technologies, Inc. ("Concierge," the "Company" or "we") was incorporated in California on August 18, 1993 as "Fanfest, Inc."  On August 29, 1995 its name was changed to Starfest, Inc., and on March 20, 2002 its name was changed to “Concierge Technologies, Inc.”

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

Pursuant to the agreement of merger between Starfest and Concierge,

●	Starfest was the surviving corporation,

●
The shareholders of Concierge received pro rata for their shares of common stock of Concierge, 99,957,713 shares of common stock of Starfest in the merger, and all shares of capital stock of Concierge were cancelled,

●	The fiscal year-end of the corporation was changed to June 30,

●	The officers and directors of Concierge became the officers and directors of Starfest, and

●	The name of Starfest was changed to "Concierge Technologies, Inc."

Our Business.

Concierge, through its two operating subsidiaries Planet Halo and Wireless Village, is in the business of importing, selling, distributing and installing high-definition digital video recorders with GPS mapping, audio recording, WiFi broadcasting, playback and security features as conceptualized to provide historical records of vehicle driving behavior and mobile incidents.

On May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation.

On June 5, 2007 Planet Halo launched its first wireless broadband network designed for subscription access to the Internet. The second such network was completed in Ventura, California during the 2007-2008 fiscal year. Planet Halo continued to operate and expand the subscriber base until encountering insurmountable competition from disruptive technologies. The wireless business was discontinued during the current fiscal year and a transition is being made to the consumer market for in-vehicle video recording devices.

On January 23, 2008 we acquired all of the outstanding and issued shares of Wireless Village, a privately held Nevada corporation based in Cleveland, Ohio. Wireless Village’s assets include computer hardware, software, domain names, existing radio site infrastructure, and expertise in designing, operating, managing and maintaining wireless and wired networks. Wireless Village also designs and hosts web sites for third party customers and provides a billing platform for Planet Halo’s subscribers to wireless Internet access. During the current fiscal year, due to disruptive technologies in the field of wireless Internet access, Wireless Village began transitioning to the business of mobile incident reporting. During September 2010 Wireless Village offered three knowledgeable individuals, a product manufacturer and an industry lobbyist an equity stake in the company in exchange for providing their services and expertise, along with a potential client list, exclusively to Wireless Village. Accordingly, on October 8, 2010, Concierge Technologies conveyed approximately 49% of its equity in Wireless Village, in the aggregate, to the aforementioned group. As a result the focus of Wireless Village has been redirected to the business of mobile incident reporting technology and sales through the present time. A fictitious business name of 3rd Eye Cam was adopted and filed in the State of Nevada. The company currently operates from leased offices in San Francisco, CA.

Governmental Approval of Principal Products.  No governmental approval is required in the U.S. for Concierge's products.

Government Regulations.  There are no governmental regulations in the U.S. that apply to Concierge's sale of video devices, and no specific license or approvals are required, with the exception of adoption by local industry associations or municipalities on a case-by-case basis of the Wireless Village devices meeting suitability for purpose standards.

Dependence on Major Customers and Suppliers.  Concierge is currently dependent upon its major supplier to continue to supply the video products at quantities and prices as necessary to meet market demands. Concierge, through Wireless Village and Planet Halo, does not expect to be reliant on a major customer, or group of customers, to meet its business objects for the foreseeable future.

Seasonality.  There should be no seasonal aspect to Concierge’s business.

Research and Development.  Concierge expended no funds on research and development in 2011.

Environmental Controls.  Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business.

Patents, Trademarks, Copyrights and Intellectual Property.  Concierge has trademarked its Personal Communications Attendant. It has no patents on the product. Planet Halo has trademarked the names “Halo”, “Halomail”, and “Planet Halo”. A trademark is pending for 3rd Eye Cam.

Number of Employees.  On June 30, 2011, we employed no persons full time and relied on independent sales personnel and contractors to perform required sales exercises.

ITEM 2.           PROPERTIES.

We own no plants or real property.

Facilities

Our office facilities for Concierge Technologies and our subsidiary Planet Halo are housed by our Chief Executive Officer, David Neibert, whose mailing address is 29115 Valley Center Rd., K-206, Valley Center, CA 92082. Our majority owned subsidiary, Wireless Village/dba 3rd Eye Cam, is operated from leased office space at 31 Airport Blvd., Suite G2, So. San Francisco, CA 94080

ITEM 3.           LEGAL PROCEEDINGS.

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

As of September 28, 2011, Brookside has not attempted to enforce its judgment. As of September 28, 2011, we are unable to pay the amount of the judgment and have no assets available to Brookside for liquidation in settlement of the judgment.

Neither Concierge Technologies nor any of its property is the subject of any other pending legal proceedings or any proceeding that a governmental authority is contemplating.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Effective November 22, 2010, pursuant to Section 78.320 of the Nevada Revised Statutes, the Company received, by written consent in lieu of a meeting, the approval of stockholders holding 65,144,819 shares of Common Stock, 5,000,000 shares of Series A Preferred Stock, and 1,600,000 shares of the Series B Preferred Stock, which represents 50.06% of the total possible vote authorizing the following actions (“Actions”):

(1) amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 190,000,000 shares to 900,000,000 shares.

(2) amend the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares.

     A Definitive Information Statement pursuant to Schedule 14C was filed on December 10, 2010.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock presently trades on the OTC Bulletin Board.  The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2010 and 2011.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Calendar 2009
3rd Qtr.	0.0045	0.001
4th Qtr	0.0045	0.003

Calendar 2010
1st Qtr.	0.005	0.0012
2nd Qtr.	0.0045	0.0012
3rd Qtr.	0.0045	0.002
4th Qtr	0.003	0.000

Calendar 2011
1st Qtr	0.02	0.0013
2nd Qtr	0.016	0.006

Holders

On June 30, 2011 there were approximately 350 holders of record of our common stock.

Dividends

We have had no earnings and have declared no dividends on our capital stock.  Under Nevada law, a company - such as our company - can pay dividends only

●	from retained earnings, or

●	if after the dividend is made,

●	its tangible assets would equal at least 11/4 times its liabilities, and

●	its current assets would at least equal its current liabilities, or

●
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

Penny Stock Regulations

Our common stock trades on the OTC Bulletin Board at a price less than $5 a share and is subject to the rules governing "penny stocks."

A "penny stock" is any stock that:

●	sells for less than $5 a share.

●	is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

●	is not a stock of a "substantial issuer." We are not now a "substantial issuer" and cannot become one until we have net tangible assets of at least $2 million.

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

The Penny Stock Suitability Rule, described above, and the Penny Stock Disclosure Rule, described below, do not apply to the following:

●	transactions not recommended by the broker-dealer,

●	sales to institutional accredited investors,

●
transactions in which the customer is a director, officer, general partner, or direct or indirect beneficial owner of more than 5 percent of any class of equity security of the issuer of the penny stock that is the subject of the transaction, and

●	transactions in penny stocks by broker-dealers whose income from penny stock activities does not exceed five percent of their total income during certain defined periods.

The Penny Stock Disclosure Rule

Another Commission rule - the Penny stock Disclosure Rule - requires a broker-dealer, who recommends the sale of a penny stock to a customer in a transaction not exempt from the suitability rule described above, to furnish the customer with a "risk disclosure document."  This document is set forth in a federal regulation and contains the following information:

●	A statement that penny stocks can be very risky, that investors often cannot sell a penny stock back to the dealer that sold them the stock,

●	A warning that salespersons of penny stocks are not impartial advisers but are paid to sell the stock,

●	The statement that federal law requires the salesperson to tell the potential investor in a penny stock -

●	the "offer" and the "bid" on the stock, and

●	the compensation the salesperson and his firm will receive for the trade,

●
An explanation that the offer price and the bid price are the wholesale prices at which dealers are willing to sell and buy the stock from other dealers, and that in its trade with a customer the dealer may add a retail charge to these wholesale prices,

●	A warning that a large spread between the bid and the offer price can make the resale of the stock very costly,

●	Telephone numbers a person can call if he or she is a victim of fraud,

●	Admonitions -

●	to use caution when investing in penny stocks,

●	to understand the risky nature of penny stocks,

●	to know the brokerage firm and the salespeople with whom one is dealing, and

●	to be cautious if ones salesperson leaves the firm.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

Our company did not sell any shares of its common stock during the last three years, however on November 5, 2010 Allen E. Kahn, a director of the Company, was issued 6,083,333 shares of unregistered common stock as a repayment for his personal share holdings of equal amount that were conveyed to others in exchange for services provided to the Company. The Company received no cash compensation for issuance of these shares.

Our company sold the following shares of its Series B Convertible, Voting, Preferred Stock during the last three years without registering the shares. Each share of Series B Convertible, Voting, Preferred Stock is convertible into 20 shares of common stock and carries a vote equal to 20 shares of common stock in all matters brought before the shareholders for vote.

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration
11/14/08	300,000	David Neibert	Cash	$15,000
11/14/08	233,333	Andrew C.T. Wu	Cash	$11,666
11/14/08	233,333	Caroline Kurebayashi	Cash	$11,666
11/14/08	233,334	Edward C.D. Wu	Cash	$11,667
11/16/09	600,000	Ace Ventures, LLC	Cash	$30,000
11/9/10	40,000	Gonzalez & Kim	Services, Loan Fee	$20,000

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

Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future operating results, competitive pressures and the other potential risks and uncertainties.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Financial Statements."

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During our fiscal quarter ending December 31, 2010, we had completed the transition away from this business and refocused our efforts to the sale and distribution of mobile video surveillance systems. As of the period June 30, 2011 we had no wireless Internet revenues and had terminated all agreements with suppliers of leased telecom lines and site leases. For the twelve-month periods ending June 30, 2011 and 2010, subscription sales for Planet Halo were recorded as $885 and $9,638 respectively whereas the subscription sales for Wireless Village for the same periods were $0 and $652 respectively. Total subscription sales were therefore $885 and $10,290 respectively, demonstrating a 91% loss of subscription revenue over the previous year due to discontinuation of the service.

During September 2010, Wireless Village, now operating under its fictitious business name “3rd Eye Cam”, has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. This refocus had an immediate effect with an increase in sales of hardware by 3rd Eye Cam for the year ending June 30, 2011. Wireless Village purchases hardware including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Pre-Paid Inventory. In some instances installation services were supplied along with the sale of the new camera, or other, product, which may include pre-programming of functions prior to shipment. Generally, subcontracted labor supplied installation related to hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the twelve-month periods ending June 30, 2011 and 2010 were recorded as $20,892 and $6,016 respectively, an increase of 247%. Hardware sales, including cameras, were recorded as $949,986 for the twelve-month period ending June 30, 2011 and $10,407 for the twelve-month period ending June 30, 2010, a significant increase over the gross amount for the same period of 2010 attributed entirely to sales of camera devices. Web hosting services for the twelve-month periods ending June 30, 2011 and 2010, although discontinued during the current year, were recorded as $1,548 and $3,642 respectively. Other income attributed to charges for shipping and handling of camera products totaled $5,130 for the twelve-month period ending June 30, 2011 whereas other income, though not connected to shipping and handling, during the twelve-month period ending June 30, 2010 was $1,687. Accounts receivable at June 30, 2011 and June 30, 2010 was recorded at $41,688 and $69 respectively, a significant increase due to an increase in camera sales orders.

Overall, net revenues for the twelve-month period ending June 30, 2011 were up $910,136 to $945,741 over the twelve-month period ending June 30, 2010, an increase of 2,556% attributed entirely to the addition of camera sales during the period September 2010 through June 30, 2011. Gross Profit increased over the same period from a deficit of $19,183 to a profit of $359,608.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to expand the sales and marketing effort of Wireless Village through implementation of distribution channels and addition of new products. Additionally, we intend to utilize Planet Halo to approach the consumer electronics market with a lower-cost version of the in-vehicle recording device and to expand its product line to include other, non-competing, video and electronic devices possibly sourced from other manufacturers. By these initiatives we hope to:

●	continue to gain market share in the field of mobile incident reporting
●	increase our gross revenues,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	source and retain staff experienced in the field of video surveillance equipment sales and purchasing,
●	develop revenues and profitability for Planet Halo in consumer electronics
●	have sufficient cash reserves to pay down accrued expenses

Liquidity

In prior years our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable.

During the current fiscal year we have increased our revenues, funded a convertible debenture in the amount of $100,000 and have been able to pay our contractors and vendors as goods have been received. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its vendors and to begin reduction of its accrued liabilities in the coming year.

Although our senior management and board of directors are continuing to provide services to the Company for the near term without cash compensation, we have no assurances that will continue to be the case or that adequate compensation can be arranged to secure their continued services. If projected revenues provide insufficient profits to continue payment to our vendors and our management team it may be necessary to secure short term inventory financing. In the event such financing is not available the company’s plans for expansion may not be realized on the projected time schedule.

Off-Balance Sheet Arrangements

As of September 28, 2011, our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guarantee contract,
●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
●
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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the company appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Concierge Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2011. Concierge Technologies, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $4,744,353 at June 30, 2011 including a net loss of $344,658 during the year ended June 30, 2011. These factors, as discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 13, 2011
/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$53,704	$4,868
Accounts Receivable	41,688	204
Due from related party	11,065	-
Inventory	140,233	-
Security deposits	7,722	-
Total current assets	254,412	5,072

Property and equipment, net	2,306	6,817
Total assets	$256,718	$11,889

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$542,546	$333,235
Account Payable - related parties	75,450	6,539
Advances from customers	14,100	890
Notes payable - related parties	150,000	142,500
Total current liabilities	782,096	483,164

Long term notes payable - related parties	40,000	10,000
Related party convertible debenture, net	28,590	-
Total long term liabilities	68,590	10,000

Total liabilities	850,686	493,164

COMMITMENT & CONTINGENCY

SHAREHOLDERS' DEFICIT:
Preferred stock, 50,000,000 authorized par $0.001
Series A:596,186 and 5,000,000 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	596	5,000
Series B: 273,333 and 1,600,000 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	273	1,600
Common stock, $0.001 par value; 900,000,000 shares authorized; 233,667,610 and 184,315,200 shares issued and outstanding at June 30, 2011 and June 30, 2010 respectively	233,668	184,315
Additional paid-in capital	3,806,917	3,727,505
Accumulated deficit	(4,744,353)	(4,399,695)
Total Concierge's shareholders' deficit	(702,899)	(481,275)
Non-controlling interest	108,931	-
Total deficit	(593,968)	(481,275)
Total liabilities and deficit	$256,718	$11,889

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
	2011	2010
Net revenue	$945,741	$35,605

Cost of revenue	586,133	54,787

Gross profit (loss)	359,608	(19,183)

Operating expenses:
Share Based Compensation	149,137	-
General & Administrative Expenses	491,635	74,943
Total operating expenses	640,772	74,943

Other income (expenses)
Other income	5,130	1,687
Loss on disposal of property & equipment	(3,980)	-
Interest expense	(63,559)	(11,581)
Beneficial conversion feature expense	(40,492)	-
Total other expenses	(102,900)	(9,894)

Loss before non-controlling interest in subsidiary and income taxes	(384,064)	(104,020)

Provision of income taxes	800	800

Non-controlling interest	40,206	-

Net loss attributable to Concierge	$(344,658)	$(104,820)

* Weighted average shares of common stock
Outstanding, Basic & Diluted	200,585,869	234,643,268

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(344,658)	$(104,820)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-controlling interest	(40,206)	-
Depreciation and amortization	4,275	15,058
Beneficial conversion feature expense	40,492	-
Amortization of debt issuance cost	8,098	-
Share-based compensation	149,137	21,292
Loss on disposal of property & equipment	3,980	-
(Increase) decrease in current assets:
Accounts receivable	(41,484)	3,941
Inventory	(140,233)	196
Notes receivable	(10,000)
Security deposit	(7,722)	-
Increase (decrease) in current liabilities:
Advances from customers	13,210	(1,086)
Accounts payable & accrued expense	208,032	24,710
Accounts payable - related party	68,911	-
Net cash used in operating activities	(88,168)	(40,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,931)	(1,130)
Due from related party	(1,065)
Net cash used in investing activities	(2,996)	(1,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	76,000	4,141
Repayments to related parties	(36,000)	-
Proceeds from convertible debenture	100,000	-
Proceeds from sale of preferred stock	-	30,000
Proceeds from related party loans	-	10,000
Net cash provided by financing activities	140,000	44,141

NET INCREASE IN CASH & CASH EQUIVALENTS	48,836	2,302

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,868	2,566

CASH & CASH EQUIVALENTS, ENDING BALANCE	$53,704	$4,868

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
Interest	$1,101	$-
Taxes	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Series B preferred shares issued for loan commitment fee	$20,000	$-
Equipment exchanged for retirement of related party note	$568	$-
Retirement of the related party note against equipment exchange	$3,601	$-
Series A preferred shares converted to common shares	$4,404	$-
Series B preferred shares converted to common shares	$1,367	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN DEFICIT
FOR THE YEAR ENDED JUNE 30, 2011

	Preferred Stock(Series A)		Preferred Stock(Series B)		Common Stock		Additional			Total	Non-
	Number of	Par	Number of	Par	Number of	Par	Paid In	Accumulated	Shareholders'	Concierges'	Controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Deficit	Deficit	Interest	Deficit

Balance at June 30, 2009	5,000,000	$5,000	1,000,000	$1,000	178,231,867	$178,232	3,682,896	$(4,294,876)	$(427,748)	$(427,748)	$-	$(427,748)

Preferred shares issued for cash	-	-	600,000	600	-	-	29,400	-	30,000	30,000	-	30,000

Common shares issued for compensation	-	-	-	-	6,083,333	6,083	15,209	-	21,292	21,292	-	21,292

Net loss for the year ended June 30, 2010	-	-	-	-	-	-	-	(104,819)	(104,819)	(104,819)	-	(104,819)

Balance at June 30, 2010	5,000,000	5,000	1,600,000	1,600	184,315,200	184,315	3,727,505	(4,399,695)	(481,275)	(481,275)	-	(481,275)

Beneficial conversion feature	-	-			-	-	100,000	-	100,000	100,000	-	100,000

Preferred shares issued for loan commitment fee			40,000	40	-	-	19,960	-	20,000	20,000	-	20,000

Series A preferred shares converted to common shares	(4,403,814)	(4,404)			22,019,070	22,019	(17,615)	-	-	-	-	-

Series B preferred shares converted to common shares			(1,366,667)	(1,367)	27,333,340	27,333	(25,967)	-	-	-	-	-

Gain on equipment exchange against related party note payable	-	-			-	-	3,033	-	3,033	3,033	-	3,033

Non-controlling Interest	-	-			-	-	-	-	-	-	108,931	108,931

Net loss for the year ended June 30, 2011	-	-			-	-	-	(344,658)	(344,658)	(344,658)	-	(344,658)

Balance at June 30, 2011	596,186	$596	273,333	273	233,667,610	$233,668	$3,806,917	$(4,744,353)	$(702,899)	$(702,899)	$108,931	$(593,968)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment.

The Company has transitioned from its development stage (as defined) to operational activities as of October 1, 2010. The Company is devoting substantially all of its present efforts to establishing its new business, and its planned principal operations which commenced in the third quarter of the current year. All losses accumulated since inception through September 30, 2010 have been considered as part of the Company's development stage activities.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), its wholly owned subsidiary, Planet Halo, Inc., and majority owned subsidiary, Wireless Village. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Allowance for Doubtful Debts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determined that no allowance was necessary for the year ended June 30, 2011 and 2010.

Inventory

Inventories are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over an estimated useful life of three years.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, and accounts payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments.

Revenue Recognition

Revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.

Share-based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award (generally four to five years) using the straight-line method.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits or if future deductibility is uncertain.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2011. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December.15, 2011. This ASU will become effective for the company beginning in the quarter ended January 31, 2012 and we do not expect an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this standard is not expected to have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The Company is currently assessing the impact of the adoption of this guidance.

NOTE 3  BASIC AND DILUTED NET LOSS PER SHARES

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

NOTE 4  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,744,353 as of June 30, 2011, including a net loss of $344,658 during the 12-month period ended June 30, 2011. The continuing losses have adversely affected the liquidity of the Company. Although losses are expected to decline during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to increase profitability from operations, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended June 30, 2011, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 5  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred. Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives

Estimated Useful Lives

Furniture & Office Equipment	Three Years
Network Hardware & Software	Three Years
Site Installation Materials	Three Years

As of June 30, 2011 and 2010, property and equipment consists of the following:

	June 30, 2011	June 30, 2010
Furniture & Office Equipment	$26,852	$26,852
Network Hardware & Software	48,957	52,225
Site Installation Materials	1,813	1,813
Total Fixed Assets	77,622	80,891
Accumulated Depreciation	(75,316)	(74,074)
Total Fixed Assets, Net	$2,306	$6,817

Depreciation expense amounting to $4,275 and $ 3,051 for the years then ended June 30, 2011 and 2010 respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  RELATED PARTY TRANSACTIONS

Notes Receivable-Related Party

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes are due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity.

Due from Related Party

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of June 30, 2011, The Wallen Group held $1,065 in funds on behalf of Concierge Technologies, Inc.

Accounts Payable-Related Party

As of June 30, 2011, the Company has accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose members are now directors of Wireless Village, as of June 30, 2011.The amount is due on demand, unsecured and interest free.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2011	June 30, 2010
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2006 (past due)	$35,000	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on October 1, 2004 (past due)	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2004 (past due)	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on September 1, 2004 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on October 1, 2005 (past due)	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on June 1, 2006 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on February 1, 2006 (past due)	-	2,500
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on September 1, 2007 (past due)	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on November 1, 2007 (past due)	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	10,000	-
	$150,000	$142,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term related party notes payable consist of the following:

	June 30, 2011	June 30, 2010
Long term notes payable to shareholder, interest rate of 6%, unsecured and payable on February 1, 2012	$-	$10,000
Long term notes payable to shareholder, noninterest-bearing, unsecured and payable on or before May 19, 2012	40,000	-
	$40,000	$10,000

In addition to above, the Company issued a convertible debenture to a shareholder amounting to $100,000 with an interest rate of 6% on Sep 8, 2010 convertible into shares of Series B Convertible, Voting, Preferred stock, at the election of the debenture holder after October 9, 2010, at the conversion ratio of $0.20 per share. If the debenture holder elects to convert the debenture, the converted preferred shares can further be converted into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the beneficial conversion feature embedded in the convertible debenture at September 8, 2010, the inception of this convertible note, was determined to be $100,000. As of June 30, 2011 $59,508 of the discount is shown as a discount to the convertible note which will be amortized over the remaining term of the note. During the year ended June 30, 2011, the Company amortized a total of $40,492 as BCF expense. The unamortized debt issuance cost amounting $11,902 is shown as a reduction of the corresponding convertible debenture.

The Company has recorded interest expenses for the related party notes of $63,559 and $11,581 for the year ended June 30, 2011 and 2010, respectively.

NOTE 7  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following

	June 30, 2011	June 30, 2010
Account payable	$173,204	$109,213
Tax reserve	85,359	-
Accrued judgment	135,000	135,000
Accrued interest	124,483	69,022
Auditing	24,500	20,000
Total	$542,546	$333,235

NOTE 8  EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

During September, 2010, the company issued 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock (“commitment fee shares”) in lieu of payment of a loan commitment fee to a California Partnership, the convertible debenture holder, pursuant to agreement signed at September 8, 2010. These commitment fee shares are convertible into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000 at September 8, 2010, which will be amortized over the term of the convertible debenture. At June 30, 2011, the unamortized debt issuance cost amounted to $11,902.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Based Compensation

On October 8, 2010 Concierge Technologies entered into Employee at Will Agreements with three individuals and also acquired an Exclusive Distribution Agreement and the services of a professional lobbying organization to assist Wireless Village with its transition to the business of selling, distributing and marketing mobile incident reporting cameras and associated hardware and services. In exchange for these services and agreements Concierge Technologies conveyed, in the aggregate, 817 shares of its 1,667 shares in Wireless Village. The resulting ownership in Wireless Village is 850 shares, or 51%, held by Concierge Technologies and 817 shares, or 49%, held by others.

As the shares of Wireless Village are not traded and have no implied fair value, the cost of services was estimated using a discounted cash flow model to arrive at a present value for the portion of the business being conveyed. Utilizing this methodology, the share-based compensation was determined to be $149,137. As the related agreements are “at will” in nature, the entire compensation cost was expensed on the date of execution of the agreements and is shown as minority interest of subsidiary on the accompanying balance sheet. The income statement for the period ending June 30, 2011 also includes an amount of $40,206, representing the portion of net loss attributable to the non-controlling interest held by third parties.

Conversion of Preferred Stock into Common Stock

During the year, certain holders of Concierge Series A and Series B preferred stock notified the Company of their desire to convert their shares of preferred stock to common stock pursuant to the terms and conditions available to them. Accordingly, Concierge converted 4,403,814 shares of Series A Preferred stock into 22,019,070 shares of common stock and 1,366,667 shares of Series B preferred stock into 27,333,340 shares of common stock in the ratio of 1:5 and 1:20 respectively. Each of the shares issued in the conversion bore a restrictive legend in compliance with SEC regulations found under rule 144. After conversion, there were 596,186 shares of Series A Preferred stock and 273,333 shares of Series B Preferred stock issued and outstanding.

NOTE 9  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method.

During the twelve months ended June 30, 2011 and 2010 the Company did not pay any interest or income taxes.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  INCOME TAXES

The actual tax benefit differs from the expected tax benefit computed by applying the United States combined corporate tax rate of 40% to loss before income taxes as follows for the years ended June 30, 2011 and 2010:

	2011	2010
Expected tax benefit	$(153,625)	$(41,608)
Beneficial conversion expense	16,197	0
Changes in valuation allowance	137,428	41,608
Actual tax benefit	$—	$—

The following table summarizes the significant components of the Company's deferred tax asset at June 30, 2011, and 2010:

	2011	2010
Net operating losses	$(1,913,938)	$(1,759,878)
Valuation allowance	(1,913,928)	(1,759,878)
Net deferred tax asset	$—	$—

The Company recorded an allowance of 100% for its net operating loss carry-forward due to the uncertainty of its realization.

A provision for income taxes has not been provided in these financial statements due to the net loss. At June 30, 2011, the Company had federal net operating loss carry-forwards of approximately $4,067,118 which expire through June 30, 2031 and state net operating loss carry-forwards of $717,726 which expires through 2021

Income tax provision for the years ended June 30, 2011 and 2010 were as follows:

	2011	2010
Current Tax	$800	$800
Deferred Tax	-	-
Total	$800	$800

NOTE 11  LITIGATION

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the accompanying financial statements as accrued expenses as of June 30, 2011.

NOTE 12  LEASE COMMITMENT

The Company entered into a lease agreement to rent an office space dated November 23, 2010, for the period from December 1, 2010 to November 30, 2011.at a monthly base rent amounting to $ 762.20 plus monthly operating expenses.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $ 13,972 and $ 4,313 for the years ended June 30, 2011 and 2010 respectively.

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

Management’s annual report on internal control over financial reporting.  The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant.  Currently, the primary responsibility of the registrant is providing oversight control over its subsidiary operations which, in turn, are managed by their respective boards of directors who are appointed by the registrant for each of the subsidiaries.  All debit and credit transactions with the company’s bank accounts, including those of the subsidiary companies, are reviewed by the officers as well as all communications with the company’s creditors.  The directors of the subsidiary companies, which include representatives of the registrant, meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments.  All filings of reports with the Commission are reviewed before filing by all directors.

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

On November 22, 2010 the company filed with the Securities and Exchange Commission a Definitive Information Statement pursuant to Section 14C advising shareholders of the written consent, by a majority of shareholders entitled to vote, to increase the authorized common stock of the company to 900 million shares and the authorized preferred stock of the company to 50 million shares.

On December 20, 2010 the company filed with the Secretary of State of Nevada a Certificate of Amendment of Articles of Incorporation of the company amending the authorized number of shares of common stock to be 900 million and the authorized number of shares of preferred stock to be 50 million. The Certificate of Amendment of Articles of Incorporation is filed herewith as Exhibit 3.10.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2011 and a description of the business experience of each. Two positions remain vacant on the Board.

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

●	bankruptcy,

●	criminal proceedings (excluding traffic violations and other minor offenses), or

●	proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
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

●
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

●	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●
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

●	Engaging in any type of business practice; or

●	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

●
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

●
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

●
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics.  We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended June 30, 2004 (Exhibit 14 incorporated herein by reference).  We undertake to provide to any person without charge, upon request, a copy of such code of ethics.  Such a request may be made by writing to the company at its address at 29115 Valley Center Rd., K-206, Valley Center, CA 92082.

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

Audit committee.  We have no standing audit committee.  Our directors perform the functions of an audit committee.  Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only five directors at present.  None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.         EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

David Neibert, CEO	FY 2010	0	0	0	0
	FY 2009	0	0	0	0
Allen Kahn, Chairman and CFO	FY 2010	0	0	0	0
	FY 2009	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

The directors of Concierge received the following compensation in FY 2011 for their services as directors.

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

The table below sets forth the ownership, as of September 28, 2011 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock(5), by all directors, and named executive officers, individually and as a group.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the ownership, as of September 28, 2011 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock(5), by all directors, and named executive officers, individually and as a group.
Name and Address of Beneficial Owner	Amount Owned		Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	20,850,235		8.6%
Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437		8.6%
F. Patrick Flaherty 637 29th Street Manhattan Beach, CA 90266	2,100,000	(2)	0.9%
James E. Kirk 1401 Kirby, N.E. Albuquerque, NM 87112	3,383,291		1.4%
David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	9,489,100	(3)	3.9%
Officers and Directors as a Group (5 persons)	56,678,063	(4)	23.41%

(1)	Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.
(2)	Mr. Flaherty had earlier reported beneficial ownership of 1,350,710 shares originally issued to his adult children for which he now disclaims beneficial ownership.
(3)	Mr. Neibert’s two minor children collectively own 20,261 shares of common stock included in the calculation.
(4)
For purposes of calculating total shares of common stock, Series A and Series B issued shares are treated as though they have been converted into common stock thus adding a total of 242,115,200 shares for the calculation.

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

Fiscal Year ended June 30, 2011                                                                $37,500
Fiscal Year ended June 30, 2010                                                                $33,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2011                                                                $-0-
Fiscal Year ended June 30, 2010                                                                $-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2011                                                                $-0-
Fiscal Year ended June 30, 2010                                                                $-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2011                                                                $-0-
Fiscal Year ended June 30, 2010                                                                $-0-

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

3.9	-	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.

3.10	-	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONCIERGE TECHNOLOGIES, INC.

Date: October 13, 2011	By:	/s/ David W. Neibert
David W. Neibert, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2011	/s/ David W. Neibert
David W. Neibert, C.E.O. and Director

Date: October 13, 2011	/s/ Allen E. Kahn
Allen E. Kahn, Chief Financial Officer and Director

Date: October 13, 2011	/s/ F.P. Flaherty
F. Patrick Flaherty, Director

Date: October 13, 2011	/s/ James E. Kirk
James E. Kirk, Secretary and Director

Date: October 13, 2011	/s/ Samuel C.H. Wu
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

3.9	-	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.

3.10	-	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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