Form 10-Q
period 2011-09-30
CONCIERGE TECHNOLOGIES INC
filed 2011-11-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Nevada

IRS Employer I.D. Number: 95-4442384

29115 Valley Center Rd. K-206

Valley Center, CA 92082

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 1, 2011, there were 233,667,610 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 596,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 273,333 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

1

2

PART I – FINANCIAL INFORMATION

CONSOLIDATED CONDENSED BALANCE SHEETS
	(UNAUDITED)

	September 30, 2011	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$ 8,571	$ 53,704
Accounts receivable	66,627	41,688
Due from related party	10,000	11,065
Inventory	99,314	140,233
Security deposits	7,722	7,722
Total current assets	192,234	254,412

Property and equipment, net	1,685	2,306
Total assets	$ 193,919	$ 256,718

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 492,956	$ 542,546
Account payable - related parties	76,370	75,450
Advances from customers	14,100	14,100
Notes payable - related parties	150,000	150,000
Total current liabilities	733,426	782,096

NON-CURRENT LIABILITIES:
Long term notes payable - related parties	-	40,000
Related party convertible debenture, net	43,693	28,590
Total long term liabilities	43,693	68,590

Total liabilities	777,119	850,686

COMMITMENT & CONTINGENCY

SHAREHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A:596,186 shares issued and outstanding at Sep 30, 2011 and June 30, 2011	596	596
Series B: 273,333 shares issued and outstanding at Sep 30, 2011 and June 30, 2011	273	273
Common stock, $0.001 par value; 900,000,000 shares authorized; 233,667,610 shares issued and outstanding at Sep 30, 2011 and June 30, 2011	233,668	233,668
Additional paid-in capital	3,806,917	3,806,917
Accumulated deficit	(4,732,454)	(4,744,353)
Total Concierge's shareholders' deficit	(691,000)	(702,899)
Non-controlling interest	107,801	108,931
Total deficit	(583,199)	(593,968)
Total liabilities and equity	$ 193,919	$ 256,718

The accompanying notes are an integral part of these consolidated condensed financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ended
	September 30,
	2011	2010
Net revenue	$ 276,777	$ 50,184

Cost of revenue	(167,613)	(38,276)

Gross profit	109,164	11,908

Operating expenses:
General & administrative expenses	(116,341)	(14,014)

Other income (expenses)
Other income	38,381	-
Interest expense	(7,049)	(3,983)
Beneficial conversion feature expense	(12,586)	(3,010)
Total other income (expenses)	18,747	(6,993)

Income (loss) before non-controlling interest and income taxes	11,569	(9,099)

Provision of income taxes	800	800

Non-controlling interest	(1,130)	-

Net income attributable to Concierge	$ 11,899	$ (9,899)

Weighted average shares of common stock
Basic	233,667,610	233,667,610
Diluted	242,115,200	233,667,610

Net Earnings (Loss) per share
Basic	$ 0.00	$ (0.00)
Diluted	$ 0.00	$ (0.00)

	264,878
The accompanying notes are an integral part of these consolidated condensed financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Three-Month Periods Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 11,899	$ (9,899)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-controlling interest	(1,130)	-
Depreciation	621	3,051
Beneficial conversion feature expense	12,586	3,010
Amortization of debt issuance cost	2,517	602
(Increase) decrease in current assets:
Accounts receivable	(24,940)	(13,210)
Inventory	40,919	(40,000)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(49,590)	7,626
Accounts payable - related parties	920	-
Advances from customers	-	(890)
Net cash used in operating activities	(6,198)	(49,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related party	1,065	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(40,000)	(5,413)
Proceeds from convertible debenture	-	100,000
Net cash (used in) provided by financing activities	(40,000)	94,587

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(45,133)	44,877

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	53,704	4,868

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 8,571	$ 49,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$ -	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares to be issued for debt issuance	$ -	$ 20,000

The accompanying notes are an integral part of these consolidated condensed financial statements

NOTE 1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment through its majority owned subsidiary Wireless Village under the fictitious business name of 3rd Eye Cam.

NOTE 2.     ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on October 13, 2011 with the U.S. Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

NOTE 3.     GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,732,454 as of September 30, 2011, including a net income of $11,899 during the three-month period ended September 30, 2011. The historical losses have adversely affected the liquidity of the Company. Although the current quarter operations resulted in a net profit, and losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2011, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2011	June 30, 2011
Furniture & Office Equipment	$26,852	$26,852
Network Hardware & Software	48,957	48,957
Site Installation Materials	1,813	1,813
Total Fixed Assets	77,622	77,622
Accumulated Depreciation	(75,937)	(75,316)
Total Fixed Assets, Net	$1,685	$2,306

Depreciation expense amounted to $621 and $3,051 for three months period ended September 30, 2011 and 2010, respectively.

NOTE 5.     RELATED PARTY TRANSACTIONS

Notes Receivable- Related Party

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes are due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity.

Accounts Payable – Related Parties

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of September 30, 2011, The Wallen Group was owed $920 by the Company. The amount of the advancement is non-interest bearing, unsecured, and due on demand.

As of September 30, 2011, the Company has accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2011	June 30, 2011
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	$35,000	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	10,000	10,000
notes payable to shareholder, noninterest-bearing, unsecured and payable on or before May 19, 2012	-	40,000
	150,000	190,000

Less: Current amount	150,000	150,000
	-	40,000

In addition to the above, the Company issued a convertible debenture to a shareholder amounting to $100,000 with an interest rate of 6% on September 8, 2010 convertible into shares of Series B Convertible, Voting, Preferred stock, at the election of the debenture holder after October 9, 2010, at the conversion ratio of $0.20 per share. If the debenture holder elects to convert the debenture, the converted preferred shares can further be converted into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the beneficial conversion feature embedded in the convertible debenture at September 8, 2010, the inception of this convertible note, was determined to be $100,000. As of September 30, 2011, $46,923 of the discount is shown as a discount to the convertible note which will be amortized over the remaining term of the note. During the three-month period ended September 30, 2011, the Company amortized a total of $12,586 as BCF expense.

The Company has recorded interest expense for the related party notes of $4,532 and $3,381 for each of the three-month periods ending September 30, 2011 and 2010, respectively.

NOTE 6.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2011	June 30, 2011
Account payable	$112,265	$160,204
Tax reserve	86,159	85,359
Accrued judgment	135,000	135,000
Accrued interest	131,532	124,483
Auditing	28,000	37,500
Total	$492,956	$542,546

NOTE 7.        EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

During September, 2010, the company issued 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock (“commitment fee shares”) in lieu of payment of a loan commitment fee to a California partnership, the convertible debenture holder, pursuant to agreement signed at September 8, 2010. These commitment fee shares are convertible into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000 at September 8, 2010, which will be amortized over the term of the convertible debenture. At September 30, 2011, the unamortized debt issuance cost amounted to $9,385.

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

As the shares of Wireless Village are not traded and have no implied fair value, the cost of services was estimated using a discounted cash flow model to arrive at a present value for the portion of the business being conveyed. Utilizing this methodology, the share-based compensation was determined to be $149,137. As the related agreements are “at will” in nature, the entire compensation cost was expensed on the date of execution of the agreements and is shown as minority interest of subsidiary on the accompanying balance sheet. The income statement for the period ending September 30, 2011 also includes an amount of ($1,130), representing the loss portion of the consolidated net income attributable to the non-controlling interest held by third parties.

NOTE 8.     INCOME TAXES

Our effective tax rates were approximately 7.92% and (8.79%) for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates, and the Company has net operating loss carry-forwards available to offset current and future taxable income.

NOTE 9.           COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into a lease agreement to rent an office space dated November 23, 2010, for the period from December 1, 2010 to November 30, 2011 at a monthly base rent of $762 plus monthly operating expenses. On July 28, 2011, the Company entered into a new agreement extending the lease period through November 30, 2012. Monthly base rent increases from $762 to $800 starting on December 1, 2011. All other terms of the agreement remain the same.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $6,348 and $668 for the three-month periods ended September 30, 2011 and 2010, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the accompanying financial statements as accrued expenses as of September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During our last fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts on the sale and distribution of mobile video surveillance systems. This process began during the quarter ended September 30, 2010 and is reflected in the insignificant amount of wireless subscription revenues in comparison to camera hardware sales for the same period. As of the current quarter ending September 30, 2011, we had no wireless internet revenues and had terminated all agreements with suppliers of leased telecom lines and site leases. For the three-month periods ending September 30, 2011 and 2010, subscription sales for Planet Halo were recorded as $0 and $915 respectively, whereas the subscription sales for Wireless Village for the same periods were both $0. Total subscription sales were therefore $0 and $915 respectively, demonstrating the discontinuation of the service.

During September 2010, Wireless Village, now operating under its fictitious business name “3rd Eye Cam,” has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. Wireless Village purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. In some instances, installation services were supplied along with the sale of the new camera, or other, product, which may include pre-programming of functions prior to shipment. Generally, subcontracted labor supplied installation related to hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the three-month periods ending September 30, 2011 and 2010 were recorded as $113 and $5,698 respectively, the decrease due to the discontinuation of support services performed from the Cleveland office. Hardware sales, including cameras, were recorded as $274,518 for the three-month period ending September 30, 2011 and $42,796 for the three-month period ending September 30, 2010, a substantial increase over the gross amount for the same period of 2010 attributed entirely to sales of camera devices. Web hosting services for the three-month periods ending September 30, 2011 and 2010, although discontinued by the year ending June 30, 2010, were recorded as $0 and $774 respectively. Other income consists of a reversal of a portion of accrued interest totaling $38,381 related to loans formerly in default and subsequently brought current. Accounts receivable at September 30, 2011 and September 30, 2010 were recorded at $66,627 and $13,414 respectively, a significant increase due to increased camera sales orders, and the timing for receipt of payment in relation to the quarter end rather than to an increase in account receivable aging.

Overall, net revenues of $276,777 for the three-month period ending September 30, 2011 were up $226,593 from $50,184 for the three-month period ending September 30, 2010, an increase of 4,515%, reflecting the increasing sales revenues of camera hardware throughout the previous twelve-month period.

Liquidity

Prior to the entering the mobile incident reporting business in September 2010, our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock, or preferred stock, in exchange for cash. On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable, including salaries to our executive officers. Provided 3rd Eye Cam continues to grow in accordance with management’s projections, we expect to be able to rely on profitable operations to fund our operating expenses and avoid future need for loans from shareholders or insiders.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of September 30, 2011.

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not sold any unregistered equity securities for the period ending September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

As of November 1, 2011, there remain two (2) vacant positions on the Board of Directors of Concierge Technologies, Inc.

Item 6. Exhibits

The following exhibits are filed, by incorporation and by reference, as part of this Form 10-Q:

Exhibit	Item

2	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*
2	Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc., Bill Robb and Daniel Britt.++
3.1	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*
3.2	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*
3.5	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**
3.6	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**
3.7	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+
3.8	Articles of Merger between Concierge Technologies, Inc., a California corporation, and Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5, 2006.+
3.9	Amendment to Articles of Incorporation as filed with the Definitive Information Schedule 14c filed with the SEC on December 3, 2010 and with the Nevada Secretary of State on December 23, 2010.
10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*
14	Code of Ethics for CEO and Senior Financial Officers.***
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November xx, 2011

CONCIERGE TECHNOLOGIES, INC.

By :              /s/ David W. Neibert

David W. Neibert, Chief Executive Officer

