Form 10-Q
period 2011-12-31
CONCIERGE TECHNOLOGIES INC
filed 2012-02-17
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 7, 2012, there were 233,667,610 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 596,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 273,333 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
		Page
Consolidated Balance Sheets (Unaudited)		4

Consolidated Statements of Operations for the Three and Six Month
Periods Ended December 31, 2011 and 2010 (Unaudited)		5

Consolidated Statements of Cash Flows for he Six Months
Periods Ended December 31, 2011 and 2010 (Unaudited)		6

Notes to Unaudited Financial Statements		7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(UNAUDITED)

	As of	As of
	December 31	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$22,129	$53,704
Accounts receivable	60,847	41,688
Due from related party	10,000	11,065
Inventory	32,312	140,233
Security deposits	7,722	7,722
Total current assets	133,010	254,412

Property and equipment, net	2,828	2,306
Total assets	$ 135,838	$ 256,718

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 439,926	$542,546
Account payable - related parties	77,002	75,450
Advance from customers	-	14,100
Notes payable - related parties	150,000	150,000
Total current liabilities	666,928	782,096

NON-CURRENT LIABILITIES:
Long term notes payable - related parties	20,000	40,000
Related party convertible debenture, net	58,795	28,590
Total long term liabilities	78,795	68,590

Total liabilities	745,723	850,686

COMMITMENT & CONTINGENCY	-	-

EQUITY (DEFICIT)
Preferred stock, 50,000,000 authorized par $0.001
Series A: 596,186 shares issued and outstanding	596	596
Series B: 273,333 shares issued and outstanding	273	273
Common stock, $0.001 par value; 900,000,000 shares authorized; 233,667,610 shares issued and outstanding	233,668	233,668
Additional paid-in capital	3,806,917	3,806,917
Accumulated deficit	(4,760,016)	(4,744,353)
Total Concierge Technologies shareholders' deficit	(718,562)	(702,899)
Non-controlling interest	108,677	108,931
Total deficit	(609,885)	(593,968)
Total liabilities and deficit	$135,838	$ 256,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ended		For The Six Month Periods Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net revenue	$ 456,729	$ 259,004	$ 731,360	$ 309,187

Cost of revenue	265,878	117,099	433,491	155,374

Gross profit	190,851	141,905	297,869	153,813

Operating expenses:
General & administrative expenses	193,235	69,506	309,576	85,120
Total Operating Expenses	193,235	69,506	309,576	85,120

Other income (expenses)
Other income	-	1,267	40,527	1,267
Interest expense	(11,717)	(7,024)	(18,766)	(11,007)
Beneficial conversion feature expense	(12,586)	(12,585)	(25,172)	(15,595)
Service Expense		(149,137)		(149,137)
Total other expenses	(24,302)	(167,479)	(3,410)	(174,472)

Loss before non-controlling interest and income taxes	(26,686)	(95,080)	(15,117)	(105,779)

Provision of income taxes	800	7,964	800	7,964

Non-controlling interest	876	37,957	(254)	37,957

Net loss attributable to Concierge	$ (28,362)	$ (141,001)	$ (15,663)	$ (151,700)

Weighted average shares of common stock
Outstanding, Basic & Diluted	233,667,610	241,810,852	233,667,610	241,563,026

Basic Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF CASH FLOWS FOR THE SIX

MONTH PERIODS ENDED

DECEMBER 31, 2011 AND 2010

(UNAUDITED)

December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (15,663)	$ (151,700)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest	$ (254)	$ 37,957
Depreciation	$ 815	$ 6,094
Beneficial conversion feature expense	$ 25,171	$ 15,595
Amortization of debt insurance cost	$ 5,034	$ 3,119
Share-based compensation	-	$ 149,137
Change in operating assets and liabilities
Accounts receivable	$ (19,158)	$ (11,494)
Advance to supplier	-	$ (204,000)
Inventory	$ 107,921	$ (50,673)
Security deposit	-	$ (6,949)
Advances from customers	-	$ (890)
Accounts payable - accrued expenses	$ (102,620)	$ (11,426)
Accounts payable - related parties	$ 1,552	$ 82,211
Sales tax payable	-	$ 24,520
Due from related parties	$ 1,065	-
Advances from customers	$ (14,100)	-
Net cash used in operating activities	$ (10,238)	$ (118,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased of equipment	$ (1,336)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	$ (20,000)	$ (18,325)
Proceeds from related party loans	-	$ 36,000
Proceeds from convertible debenture	-	$ 100,000
Net cash (used in) provided by financing activities	$ (20,000)	$ 117,675

NET DECREASE IN CASH & CASH EQUIVALENTS	$ (31,575)	$ (824)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	$ 53,704	$ 4,868
CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 22,129	$ 4,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	-	-
Income taxes	-	-

SUPPlEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Series B preferred shares to be issued for debt issuance	-	$ 20,000
Equipment exchanged for retirement of related party note	-	$ 567
Retirement of the related party note payable	-	$ 3,601

The accompanying notes are integral part of these condensed financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

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

NOTE 3.        GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,760,016 as of December 31, 2011, including a net loss of $15,663 during the six-month period ended December 31, 2011. The historical losses have adversely affected the liquidity of the Company. The current quarter operations resulted in a net loss, and although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2011, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.        PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2011	June 30, 2011
Furniture & Office Equipment	$26,852	$26,852
Network Hardware & Software	50,293	48,957
Site Installation Materials	1,813	1,813
Total Fixed Assets	78,947	77,622
Accumulated Depreciation	(76,120)	(75,316)
Total Fixed Assets, Net	$2,827	$2,306

Depreciation expense amounted to $815 and $6,094 for the six-month periods ended December 31, 2011 and 2010, respectively.

NOTE 5.        RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes are due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity.

Accounts Payable – Related Parties

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of December 31, 2011, The Wallen Group was owed $1,551 by the Company. The amount of the advancement is non-interest bearing, unsecured, and due on demand.

As of December 31, 2011, the Company has accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31, 2011	June 30, 2011
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	$35,000	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	10,000	10,000
Notes payable to shareholder, noninterest-bearing, unsecured and payable on or before May 19, 2012	-	40,000
Notes payable to shareholder, interest rate of 6.67%, due within 5 days of sale of collateral security	20,000	-
	170,000	190,000

Less current amount	150,000	150,000
	$20,000	$40,000

In addition to the above, the Company issued a convertible debenture to a shareholder amounting to $100,000 with an interest rate of 6% on September 8, 2010 convertible into shares of Series B Convertible, Voting, Preferred stock, at the election of the debenture holder after October 9, 2010, at the conversion ratio of $0.20 per share. If the debenture holder elects to convert the debenture, the converted preferred shares can further be converted into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the beneficial conversion feature embedded in the convertible debenture at September 8, 2010, the inception of this convertible note, was determined to be $100,000 based upon the market value of our common stock of $0.025 as of the date of the debenture. As of December 31, 2011, $34,337 of the discount is shown as a discount to the convertible note which will be amortized over the remaining term of the note. During the six-month period ended December 31, 2011, the Company amortized a total of $25,171 as BCF expense.

The Company has recorded interest expense for the related party notes of $9,064 and $7,888 for each of the six-month periods ending December 31, 2011 and 2010, respectively.

During October 2011, Wireless Village entered into an inventory financing agreement with a foreign corporation, who is also a shareholder of Concierge, for the purpose of short-term funding of inventory purchases. As of December 31, 2011, Wireless Village owed $20,000 in principal and had paid a total of $4,668 in interest payments for the advanced funds. No interest payments were due or paid by Wireless Village in previous periods.

NOTE 6.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2011	June 30, 2011
Accounts payable	$111,671	$160,204
Tax reserve	99,484	85,359
Accrued judgment	135,000	135,000
Accrued interest	90,271	124,483
Auditing	3,500	37,500
Total	$439,926	$542,546

NOTE 7.        EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

 During September, 2010, the company issued 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock (“commitment fee shares”) in lieu of payment of a loan commitment fee to a California partnership, the convertible debenture holder, pursuant to agreement signed at September 8, 2010. These commitment fee shares are convertible into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000, based upon the market value of our common stock of $0.025 as of the date of the debenture, which will be amortized over the term of the convertible debenture. At December 31, 2011, the unamortized debt issuance cost amounted to $6,868.

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

As the shares of Wireless Village are not traded and have no implied fair value, the cost of services was estimated using a discounted cash flow model to arrive at a present value for the portion of the business being conveyed. Utilizing this methodology, the share-based compensation was determined to be $149,137. As the related agreements are “at will” in nature, the entire compensation cost was expensed on the date of execution of the agreements and was recorded as noncontrolling interest of subsidiary.

NOTE 8.        INCOME TAXES

Our effective tax rates were approximately 7.92% and 8.79% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences in the tax basis for several items in our income statements, and the Company records a valuation allowance against deferred tax assets created by net operating loss carry-forwards available to offset current and future taxable income.

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

 Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $11,965 and $668 for the six-month periods ended December 31, 2011 and 2010, respectively.

Litigation

 On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 as accrued expense in the accompanying financial statements as accrued expenses as of December 31, 2011.

.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During our last fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts on the sale and distribution of mobile video surveillance systems. This process began during the quarter ended September 30, 2010 and is reflected in the insignificant amount of wireless subscription revenues in comparison to camera hardware sales for the same period. As of the current quarter ending December 31, 2011, we had no wireless internet revenues and had terminated all agreements with suppliers of leased telecom lines and site leases. For the six-month periods ending December 31, 2011 and 2010, subscription sales for Planet Halo were recorded as $0 and $885 respectively, whereas the subscription sales for Wireless Village for the same periods were both $0. Total subscription sales were therefore $0 and $885 respectively, demonstrating the discontinuation of the service.

During September 2010, Wireless Village, now operating under its fictitious business name “3rd Eye Cam,” has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. Wireless Village purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. In some instances, installation services were supplied along with the sale of the new camera, or other, product, which may include pre-programming of functions prior to shipment. Generally, subcontracted labor supplied installation related to hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was delivered, and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the six-month periods ending December 31, 2011 and 2010 were recorded as $183 and $5,838 respectively, the decrease due to the discontinuation of support services performed from the Cleveland office. Hardware sales, including cameras, were recorded as $729,332for the six-month period ending December 31, 2011 and $300,916 for the six-month period ending December 31, 2010, a substantial increase over the gross amount for the same period of 2010 attributed to an increase in sales of camera devices due to enhanced marketing efforts. Web hosting services for the six-month periods ending December 31, 2011 and 2010, although discontinued by the year ending June 30, 2010, were recorded as $0 and $1548 respectively. Other income consists of a reversal of a portion of accrued interest totaling $38,381 related to loans formerly in default and subsequently brought current during the quarter ended September 30, 2011. Accounts receivable at December 31, 2011 and December 31, 2010 were recorded at $60,846 and $11,698 respectively, a significant increase due to increased camera sales orders, and the timing for receipt of payment in relation to the period ending rather than to an increase in account receivable aging.

Overall, net revenues of $731,360 for the six-month period ending December 31, 2011 were up $422,173 from $309,187 for the six-month period ending December 31, 2010, an increase of 137%, reflecting the increasing sales revenues of camera hardware throughout the previous twelve-month period. Cost of goods sold for the periods ending December 31th 2011 and 2010 were $433,491 and $155,374 respectively, representing a decrease in gross profit of approximately 9% due to the shift away from low volume-high margin service sales during fiscal year 2010 to high volume-lower margin hardware sales during fiscal year 2011. The increase in cost of goods sold for the period ending December 31, 2011 over the period ending December 31, 2010 is in proportion to the increase in hardware sales for the comparison periods. The amount of revenues derived from service sales is deemed insignificant as representing less than 0.03% of the total and has been consolidated into overall total revenues.

Liquidity

Prior to the entering the mobile incident reporting business in September 2010, our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances we have sold shares of our common stock, or preferred stock, in exchange for cash. On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance.

The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable, including salaries to our executive officers. To augment the purchasing of inventory available for sale, Wireless Village established an inventory financing agreement with a foreign corporation whereby funds could be borrowed against inventory on-hand. As of December 31, 2011, Wireless Village owes $20,000 secured by inventory in accordance with the agreement. Provided 3rd Eye Cam continues to grow in accordance with management’s projections, we expect to be able to rely on profitable operations to fund our operating expenses and avoid future need for loans from shareholders or insiders.

Although Concierge executive management is continuing to provide services to the Company for the near term without cash compensation, we may still require additional funding to realize the business objectives of the Company. Our new focus on mobile incident reporting and digital DVR camera sales by Wireless Village may require more working capital to expand their market presence in the short term. Until such time as definitive agreements are reached with investors, any form of financing remains speculative. In the event financing is not completed, liquidity will depend upon increased operating profits from the existing infrastructure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the year 2002 as litigation settlement in the accompanying financial statements. This amount is included in accrued expenses as of December 31, 2011.

Item 1A.	Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not sold any unregistered equity securities for the period ending December 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

As of February 7, 2012, there remain two (2) vacant positions on the Board of Directors of Concierge Technologies, Inc.

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

Dated: February 16, 2012

CONCIERGE TECHNOLOGIES, INC.

/s/ David W. Neibert

By

David W. Neibert, Chief Executive Officer

~