Form 10-Q/A
period 2011-09-30
CONCIERGE TECHNOLOGIES INC
filed 2012-03-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QA

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

EXPLANATORY NOTE

Form 10-Q for the Fiscal Quarter Ended Spetember 30, 2011

Exhibits

4. Revise to file the interactive data file as an exhibit to the Form 10-Q as required by Item 601(b)(101) of Regulation S-K.

RESPONSE

The registrant acknowledges that:

- the company is responsible for the adequacy and accuracy of the disclosure in the filing;

-	staff comments or changes to disclosure in response to staff comments do not foreclose the

Commission from taking any action with respect to the filing; and

- the company may not assert staff comments as a defense in any proceeding initiated by the

Commission or any person under the federal securities laws of the United States.

The registrant files Form 10-Q/A herewith for the fiscal quarter ended September 30, 2011 with the updated cover page and the interactive data file.

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

