Form 10-Q
period 2012-03-31
CONCIERGE TECHNOLOGIES INC
filed 2012-05-18
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were 233,667,610 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 596,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 273,333 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Page
Consolidated Balance Sheets (Unaudited)	4
Consolidated Statements of Operations for the Three and Nine Month
Periods Ended March 31, 2012 and 2011 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Month
Periods Ended March 31, 2012 and 2011 (Unaudited)	6
Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(UNAUDITED)

	As of	As of
	March 31, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$ 51,729	$ 53,704
Accounts receivable	131,937	41,688
Due from related party	10,000	11,065
Inventory	35,624	140,233
Security deposits	7,722	7,722
Total current assets	237,012	254,412

Property and equipment, net	6,262	2,306
Total assets	$ 243,274	$ 256,718

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 403,998	$ 542,546
Account payable - related parties	78,036	75,450
Advance from customers	25,000	14,100
Notes payable - related parties	150,000	150,000
Total current liabilities	657,034	782,096

NON-CURRENT LIABILITIES:
Long term notes payable - related parties	20,000	40,000
Related party convertible debenture, net	73,734	28,590
Total long term liabilities	93,734	68,590

Total liabilities	750,768	850,686

EQUITY (DEFICIT)
Preferred stock, 50,000,000 authorized par $0.001
Series A: 596,186 shares issued and outstanding	596	596
Series B: 273,333 shares issued and outstanding	273	273
Common stock, $0.001 par value; 900,000,000 shares authorized; 233,667,610 shares issued and outstanding	233,668	233,668
Additional paid-in capital	3,806,917	3,806,917
Accumulated deficit	(4,719,868)	(4,744,353)
Total Concierge Technologies shareholders' deficit	(678,414)	(702,899)
Non-controlling interest	170,920	108,931
Total deficit	(507,494)	(593,968)
Total liabilities and equity (deficit)	$ 243,274	$ 256,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods Ended		For The Nine Month Periods Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net revenue	$ 635,131	$ 158,196	$ 1,366,491	$ 467,383

Cost of revenue	340,594	83,111	774,085	236,179

Gross profit	294,537	75,084	592,406	231,204

Operating expenses:
General & administrative expenses	168,724	113,777	478,300	198,897
Total Operating Expenses	168,724	113,777	478,300	198,897

Other income (expense)
Other income	-	514	40,527	1,781
Interest expense	(10,974)	(6,846)	(29,740)	(17,854)
Beneficial conversion feature expense	(12,449)	(12,311)	(37,620)	(27,907)
Service Expense	-	-	-	(149,137)
Total other income (expense)	(23,423)	18,643	(26,833)	(193,117)

Income (loss) before non-controlling interest and income taxes	102,390	(57,336)	87,273	(160,809)

Provision of income taxes	800	-	800	7,964

Non-controlling interest	62,243	(14,108)	61,989	23,849

Net Income (loss) attributable to Concierge	$ 39,347	$ (43,228)	$ 24,484	$ (192,622)

Weighted average shares of common stock*
Outstanding, Basic & Diluted	233,667,610	242,115,200	233,667,610	241,744,397

Basic Net loss per share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	For the Nine-Month Periods Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ 24,484	$ (192,622)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest	61,989	23,849
Depreciation	1,149	6,249
Bad debt allowance	-	3,543
Beneficial conversion feature expense	37,620	27,907
Amortization of debt issuance cost	7,524	5,581
Share-based compensation	-	149,137
Change in operating assets and liabilities
Accounts receivable	(90,248)	(4,653)
Advance to supplier	-	(2,400)
Inventory	104,609	(241,771)
Security deposit	-	(6,949)
Accounts payable & accrued expenses	(138,548)	(8,625)
Accounts payable - related parties	2,586	75,450
Sales tax payable	-	24,520
Due from related parties	1,065
Advances from customers	10,900	13,210
Net cash provided by (used in) operating activities	23,129	(127,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,104)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(20,000)	(7,025)
Proceeds from related party laons	-	36,000
Proceeds from convertible debenture	-	100,000
Net cash (used in) provided by financing activities	(20,000)	128,975

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,975)	1,401

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	53,704	4,868

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 51,729	$ 6,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$ -
Income taxes	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares to be issued for debt issuance	$ -	$ 20,000
Equipment exchanged for retirement of related party note	$ -	$ 568
Retirement of the related party note payable	$ -	$ 3,601
Series A preferred shares converted to common shares	$ -	$ 4,344
Series B preferred shares converted to common shares	$ -	$ 1,367

The accompanying notes are an integral part of these condensed consolidated financial statements

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance became effective for us beginning January 1, 2012.

NOTE 3.        GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,719,868 as of March 31, 2012, including a net income of $24,484 during the nine-month period ended March 31, 2012. The historical losses have adversely affected the liquidity of the Company. The current quarter operations resulted in a net income, and although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, manage the interests of the minority shareholders in Wireless Village, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended March 31, 2012, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.        PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2012	June 30, 2011
Furniture & Office Equipment	$26,841	$26,852
Network Hardware & Software	54,060	48,957
Site Installation Materials	1,813	1,813
Total Fixed Assets	82,715	77,622
Accumulated Depreciation	(76,454)	(75,316)
Total Fixed Assets, Net	$6,261	$2,306

Depreciation expense amounted to $1,149 and $6,249 for the nine-month periods ended March 31, 2012 and 2011, respectively.

NOTE 5.        RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes are due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity.

Accounts Payable – Related Parties

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of March 31, 2012, The Wallen Group was owed $2,586 by the Company. The amount of the advancement is non-interest bearing, unsecured, and due on demand.

As of March 31, 2012, the Company has accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31, 2012	June 30, 2011
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	$35,000	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	10,000	10,000
Notes payable to shareholder, noninterest-bearing, unsecured and payable on or before May 19, 2012	-	40,000
Notes payable to shareholder, interest rate of 6.67%, due within 5 days of sale of collateral security	20,000	-
	170,000	190,000

Less current amount	150,000	150,000
	$20,000	$40,000

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000,

together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature is being amortized over the life of the debenture, two years, and totaled $37,620 for the nine-month period ending March 31, 2012 and $27,907 for the nine-month period ending March 31, 2011. The Company has recorded interest expense for the related party notes of $13,546 and $12,272 for each of the nine-month periods ending March 31, 2012 and 2011, respectively.

During October 2011, Wireless Village entered into an inventory financing agreement with a foreign corporation, who is also a shareholder of Concierge, for the purpose of short-term funding of inventory purchases. As of March 31, 2012, Wireless Village owed $20,000 in principal and had paid a total of $8,670 in interest payments for the advanced funds. No interest payments were due or paid by Wireless Village in previous periods.

NOTE 6.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2012	June 30, 2011
Accounts payable	$104,671	$160,204
Tax reserve	67,574	85,359
Accrued judgment	135,000	135,000
Accrued interest	93,253	124,483
Auditing	3,500	37,500
Total	$403,998	$542,546

NOTE 7.        EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

During September, 2010, the company issued 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock (“commitment fee shares”) in lieu of payment of a loan commitment fee to a California partnership, the convertible debenture holder, pursuant to agreement signed at September 8, 2010. These commitment fee shares are convertible into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000, based upon the market value of our common stock of $0.025 as of the date of the debenture, which will be amortized over the term of the convertible debenture. At March 31, 2012, the unamortized debt issuance cost amounted to $4,378.

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

NOTE 8.        INCOME TAXES

Our effective tax rates were approximately 7.92% and 8.79% for the six months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences in the tax basis for several items in our income statements, and the Company records a valuation allowance against deferred tax assets created by net operating loss carry-forwards available to offset current and future taxable income.

NOTE 9.        COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into a lease agreement to rent an office space dated November 23, 2010, for the period from December 1, 2010 to November 30, 2011 at a monthly base rent of $762 plus monthly operating expenses. On July 28, 2011, the Company entered into a new agreement extending the lease period through November 30, 2012. Monthly base rent increased from $762 to $800 starting on December 1, 2011. All other terms of the agreement remained the same.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $17,675 and $6,431 for the nine-month periods ended March 31, 2012 and 2011, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of their investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The Company has accrued the judgment amount of $135,000 in the accompanying financial statements as accrued expenses as of March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During our last fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts on the sale and distribution of mobile video surveillance systems. This process began during the quarter ended September 30, 2010 and is reflected in the insignificant amount of wireless subscription revenues in comparison to camera hardware sales for the same period. As of the current quarter ending March 31, 2012, we had no wireless internet revenues and had terminated all agreements with suppliers of leased telecom lines and site leases. For the nine-month periods ending March 31, 2012 and 2011, subscription sales for Planet Halo were recorded as $0 and $885 respectively, whereas the subscription sales for Wireless Village for the same periods were both $0. Total subscription sales were therefore $0 and $885 respectively, demonstrating the discontinuation of the service.

During September 2010, Wireless Village, now operating under its fictitious business name “3rd Eye Cam,” has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. Wireless Village purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. In some instances, installation services were supplied along with the sale of the new camera, or other, product, which may include pre-programming of functions prior to shipment. Generally, subcontracted labor supplied installation related to hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was shipped to the end user, and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the nine-month periods ending March 31, 2012 and 2011 were recorded as $378 and $15,552 respectively, the decrease due to the discontinuation of support services performed from the Cleveland office during the current fiscal year. Hardware sales for Wireless Village, including cameras, were recorded as $1,319,272 for the nine-month period ending March 31, 2012 and $449,398 for the nine-month period ending March 31, 2011, a substantial increase over the gross amount for the same period of 2011 attributed to an increase in sales of camera devices due to enhanced marketing efforts and a favorable regulatory environment. Web hosting services for the nine-month periods ending March 31, 2012 and 2011, although discontinued by the year ending June 30, 2010, were recorded as $0 and $1,548 respectively. Other income for the period ending March 31, 2012 includes a reversal of a portion of accrued interest for Concierge totaling $38,381 (related to loans formerly in default and subsequently brought current during the quarter ended September 30, 2011) plus recovered shipping expenses charged to Wireless Village customers, and a downwards adjustment for calculated sales tax liability to the state of California in the amount of $39,972 for aggregate total of $87,369 compared to the nine month period ending March 31, 2011 of $1,781. Accounts receivable at March 31, 2012 and March 31, 2011 were recorded at $131,937 and $1,315 respectively, a significant increase due to increased camera sales orders, and the timing for receipt of payment in relation to the period ending rather than to an increase in account receivable aging.

Overall, net revenues of $1,366,491 for the nine-month period ending March 31, 2012 were up $899,108 from $467,383 for the nine-month period ending March 31, 2011, an increase of 192%, reflecting the increasing sales revenues of camera hardware throughout the previous twelve-month period, plus the adjustment for Other Income not related to quantities of hardware of $87,369 as noted in the discussion above. Cost of goods sold for the periods ending March 31, 2012 and 2011 were $774,085 and $236,179 respectively, representing a decrease in gross profit of approximately 6% due to the shift away from low volume-high margin service sales during fiscal year 2011 to high volume-lower margin hardware sales during fiscal year 2012. The increase in cost of goods sold for the period ending March 31, 2012 over the period ending March 31, 2011 is in proportion to the increase in hardware sales for the comparison periods. The amount of revenues derived from service sales, $378, is deemed insignificant and has been consolidated into overall total revenues.

Wireless Village, a Nevada corporation, began operations in California during 2010, but was unable to establish status as a foreign corporation in California until July 2011, and therefore unable to pay sales and use tax due to lack of status. Nonetheless, Wireless Village recorded a sales tax liability estimated from gross sales receipts for the business conducted in California. For the period ending March 31, 2012, the amount of tax liability was adjusted downwards from $99,484 as of December 31, 2011 to $59,512 after segregating the California business from business conducted outside of the state and thus not subject to California sales tax. The difference of $39,972,included as an adjustment in other income for Wireless Village, was consolidated into Net Revenues on the Condensed Consolidated Statement of Operations..

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature is being amortized over the life of the debenture, two years, and totaled $37,620 for the nine-month period ending March 31, 2012 and $27,907 for the nine-month period ending March 31, 2011.

In connection with the debenture of September 8, 2010, the Company also paid a loan commitment fee in the form of 40,000 shares of Series B Convertible, Voting, Preferred stock, which could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 800,000 shares. The fair market value was set at the date of the issuance at $0.025 per share giving rise to a valuation of $20,000. This amount is being amortized over the life of the debenture, two years, with the amounts remaining to be expensed as of March 31, 2012 and 2011 equal to $4,378 and $14,419 respectively.

Liquidity

Prior to the entering the mobile incident reporting business in September 2010, our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. In several instances, such as the debenture described in the section above, we have sold shares of our common stock, or preferred stock, in exchange for cash. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to significantly pay down other commercial and vendor accounts payable, including salaries to our executive officers. To augment the purchasing of inventory available for sale, Wireless Village established an inventory financing agreement with a foreign corporation whereby funds could be borrowed against inventory on-hand. As of March 31, 2012, Wireless Village owes $20,000 secured by inventory in accordance with the agreement. Provided 3rd Eye Cam continues to grow in accordance with management’s projections, we expect to be able to rely on profitable operations to fund our operating expenses and avoid future need for loans from shareholders or insiders.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of March 31, 2012.

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not sold any unregistered equity securities for the period ending March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

As of May 7 2012, there remain two (2) vacant positions on the Board of Directors of Concierge Technologies, Inc.

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

Dated: May 17, 2012

CONCIERGE TECHNOLOGIES, INC.

/s/ David W. Neibert

By

David W. Neibert,

Chief Executive Officer