Form 10-K
period 2012-06-30
CONCIERGE TECHNOLOGIES INC
filed 2012-10-16
CIK 1005101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

 ☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	333-38838	95-4442384
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

29115 Valley Center Rd. #K-206
Valley Center, CA 92082
(Address of Principal Executive Offices) (Zip Code)

866-800-2978
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,562,791 computed by reference to the $0.02 average of the bid and asked price of the Company's Common Stock on September 17, 2012.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  233,667,610 shares of Common Stock, $0.001 par value, and 206,186 shares of Series A Convertible, Voting, Preferred Stock, and 273,333 Series B Convertible, Voting, Preferred Stock on September 17, 2012. Series A Preferred stock is convertible, under certain conditions, to 5 shares of common stock for each share of Series A Preferred stock. Each share of Series A Preferred stock votes as 5 shares of common stock. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Our Business

Concierge, through its majority owned operating subsidiary named Wireless Village, is in the business of importing, selling, distributing and installing high-definition digital video recorders with GPS mapping, audio recording, wireless broadcasting, playback and security features as conceptualized to provide historical records of vehicle driving behavior and mobile incidents. Concierge, through its wholly owned subsidiary Planet Halo, is engaged in new product research and development related to mobile incident reporting with the intent to develop, license, trademark and/or manufacture leading edge products within the industry.

On May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation.

On June 5, 2007 Planet Halo launched its first wireless broadband network designed for subscription access to the Internet. The second such network was completed in Ventura, California during the 2007-2008 fiscal year. Planet Halo continued to operate and expand the subscriber base until encountering insurmountable competition from disruptive technologies. The wireless business was discontinued during the fiscal year ended June 30, 2011 and a transition was made to research and development activities for in-vehicle video recording devices.

On January 23, 2008 we acquired all of the outstanding and issued shares of Wireless Village, a privately held Nevada corporation based in Cleveland, Ohio. Wireless Village’s assets include computer hardware, software, domain names, existing radio site infrastructure, and expertise in designing, operating, managing and maintaining wireless and wired networks, including video security systems. Wireless Village began transitioning to the business of mobile incident reporting, or “black box” technology, for vehicles during the fiscal year ended June 30, 2010. During September 2010 Wireless Village offered three knowledgeable individuals, a product manufacturer, and an industry lobbyist an equity stake in the company in exchange for providing their services and expertise, along with a potential client list, exclusively to Wireless Village. Accordingly, on October 8, 2010, Concierge Technologies conveyed approximately 49% of its equity in Wireless Village, in the aggregate, to the aforementioned group. As a result the focus of Wireless Village has been redirected to the business of mobile incident reporting technology and sales through the present time. A fictitious business name of 3rd Eye Cam was adopted and filed in the State of Nevada. The company currently operates from leased offices in South San Francisco, CA.

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

Dependence on Major Customers and Suppliers

Concierge is currently dependent upon its major supplier to continue to supply the video products at quantities and prices as necessary to meet market demands. Concierge, through Wireless Village and Planet Halo, does not expect to be reliant on a major customer, or group of customers, to meet its business objects for the foreseeable future.

Seasonality

There should be no seasonal aspect to Concierge’s business.

Research and Development

Concierge expended approximately $8,000 on research and development in 2012.

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

Number of Employees

On June 30, 2012, we employed no persons full time and relied on independent sales personnel, commissioned agents and contractors to perform required sales exercises.

ITEM 2. PROPERTIES

We own no plants or real property.

Facilities

Our office facilities for Concierge Technologies and our subsidiary Planet Halo are housed by our Chief Executive Officer, David Neibert, whose mailing address is 29115 Valley Center Rd., K-206, Valley Center, CA 92082. Our majority owned subsidiary, Wireless Village/dba 3rd Eye Cam, is operated from leased office space at 31 Airport Blvd., Suite G2, South San Francisco, CA 94080

ITEM 3. LEGAL PROCEEDINGS

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

On May 16, 2012 Alliance Wireless Technologies, Inc. threatened legal action against Concierge Technologies, Planet Halo and Wireless Village alleging a trademark infringement concerning the name “3rd Eye Cam” in use by Wireless Village. As of July 10, 2012 discussions between Alliance Wireless Technologies and Wireless Village have been ongoing in negotiation of a suitable resolution. As of September 17, 2012, it is the opinion of management that the matter will be settled with little, or insignificant, financial impact to Concierge or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders for a vote for the fiscal year ended June 30, 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock presently trades on the OTC Bulletin Board. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2011 and 2012. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
Calendar 2010
	3rd Qtr	0.0045	0.0020
	4th Qtr	0.0030	-
Calendar 2011
	1st Qtr	0.0200	0.0013
	2nd Qtr	0.0160	0.0060
	3rd Qtr	0.0100	0.0020
	4th Qtr	0.0120	0.0030
Calendar 2011
	1st Qtr	0.0140	0.0040
	2nd Qtr	0.0150	0.0025

Holders

On June 30, 2012 there were approximately 350 holders of record of our common stock.

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

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During our last fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts on the sale and distribution of mobile video surveillance systems. This process began during the quarter ended September 30, 2010 and is reflected in the insignificant amount of wireless subscription revenues in comparison to camera hardware sales for the same period. As of the current year ending June 30, 2012, we had no wireless internet revenues and had terminated all agreements with suppliers of leased telecom lines and site leases. For the years ending June 30, 2012 and 2011, subscription sales for Planet Halo were recorded as $0 and $885 respectively, whereas the subscription sales for Wireless Village for the same periods were both $0. Total subscription sales were therefore $0 and $885 respectively, demonstrating the discontinuation of the service. Planet Halo sold one camera to a shareholder for $200 plus $15 in shipping costs for the year ended June 30, 2012. There were no hardware sales for the year ending June 30, 2011

Since September 2010, Wireless Village has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. Wireless Village purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. In some instances, installation services were supplied along with the sale of the new camera, or other, product, which may include pre-programming of functions prior to shipment. Generally, subcontracted labor supplied installation related to hardware or system support services. Revenue was recognized after the subcontractors performed their services and/or the hardware was shipped to the end user, and the collectability was reasonably assured. Support services, not including sales of the mobile camera product, for the years ending June 30, 2012 and 2011 were recorded as $448 and $20,892 respectively, the decrease due to the discontinuation of support services performed from the Cleveland office during the current fiscal year. Hardware sales for Wireless Village, including cameras, were recorded as $2,431,114 for the year ending June 30, 2012 and $922,415 for the year ending June 30, 2011, a substantial increase over the gross amount for the same period of 2011 attributed to an increase in sales of camera devices due to enhanced marketing efforts and a favorable regulatory environment. Web hosting services for the years ending June 30, 2012 and 2011, although discontinued by the year ending June 30, 2011, were recorded as $0 and $1,548 respectively. Other income for the year ending June 30, 2012 is comprised of recovered shipping expenses charged to Wireless Village customers of $13,172, and a downwards adjustment for calculated sales tax liability to the state of California in the amount of $39,972 for an aggregate total of $53,144 compared to the year ending June 30, 2011 of $5,130. The increase in shipping income, $8,042, or 157%, is a result of increased hardware sales and the associated shipping subject to recovery. Accounts receivable net allowance for doubtful accounts of 12,486 and $0 respectively. at June 30, 2012 and June 30, 2011 were recorded at $264,309 and $41,688 respectively, a significant increase due to a large order allowed to pay over time, and increased camera sales orders in general. The receipt of payment in relation to the period ending, not an increase in account receivable aging, resulted in the heightened accounts receivable. The overall aging of accounts or the risk of collection has not been affected.

Overall, consolidated net revenues of $2,431,687 for the year ending June 30, 2012 were up $1,485,946 from $945,741 for the year ending June 30, 2011, an increase of 157%, reflecting the increasing sales revenues of camera hardware throughout the current twelve-month period. Cost of revenues for the years ending June 30, 2012 and 2011 were $1,372,723 and $586,133 respectively, representing an increase in gross profit of approximately 6%. The increase in cost of revenue for the year ending June 30, 2012 over the period ending June 30, 2011 is in proportion to the increase in hardware sales for the comparison periods. The amount of revenues derived from service sales, $448, is insignificant and has been consolidated into overall total revenues.

Wireless Village, a Nevada corporation, established status as a foreign corporation in California on July 22, 2011, and therefore was not subject to sales and use tax before that date due to lack of status. Nonetheless, Wireless Village recorded a sales tax liability estimated from gross sales receipts for the business conducted in California. For the period ending June 30, 2012, the amount of tax liability was adjusted downwards from $99,484 as of December 31, 2011 to $59,512 after segregating the California business from business conducted outside of the state and thus not subject to California sales tax. The difference of $39,972, included as an adjustment in other income for Wireless Village, was included separately in Other Income on the Condensed Consolidated Statements of Operations.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature is being amortized over the life of the debenture, two years, and totaled $50,068 for the year ending June 30, 2012 and $40,492 for the year ending June 30, 2011.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to expand the sales and marketing effort of Wireless Village through implementation of distribution channels and addition of new products, including a branding and promotion of a proprietary product offering. Additionally, we intend to approach the consumer electronics market with a lower-cost version of the in-vehicle recording device. For the present time, Planet Halo will serve as a new product research and development firm with a focus on sourcing new technologies and/or devices synergistic to the business of Wireless Village and the industry of fleet management in general. By these initiatives we hope to:

·	continue to gain market share in the field of mobile incident reporting
·	increase our gross revenues,
·	lower our operating costs by unburdening certain selling expenses to third party distributors,
·	source and retain staff experienced in the field of video surveillance equipment sales and purchasing,
·	develop revenues and profitability for Planet Halo in licensing and distribution fees
·	have sufficient cash reserves to pay down accrued expenses
·	attract partners in related fields of software development to participate in consolidated product bundling and service offerings

Liquidity

In prior years our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to eliminate aging commercial and vendor accounts accrued from prior years.

During the current fiscal year we have increased our revenues and profits and have been able to pay our contractors, commissioned sales people, advisors and vendors as remittance has become due. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the coming fiscal year.

Although our senior management and board of directors of Concierge Technologies are continuing to provide services to the Company for the near term without cash compensation, we have no assurances that will continue to be the case or that adequate compensation can be arranged to secure their continued services. Directors of the subsidiary company, Wireless Village, are paid for their related operational responsibilities however receive no compensation for their duties as directors or officers of the company.

Off-Balance Sheet Arrangements

As of September 17, 2012, our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

·	an obligation under a guarantee contract,
·	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
·	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
·	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concierge Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concierge Technologies, Inc. and Subsidiaries as of June 30, 2012 and June 30, 2011, and the consolidated results of its operations and cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses of $4,668,865. This factor along with those discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

October 15, 2012

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$114,433	$53,704
Accounts receivable, net of allowance for doubtful accounts of $12,486 and $0, respectively	264,309	41,688
Due from related party	10,084	11,065
Inventory	37,442	140,233
Security deposits	11,222	7,722
Total current assets	437,490	254,412

Property and equipment, net	6,799	2,306
Total assets	444,289	256,718

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$456,352	$542,546
Account payable - related parties	77,062	75,450
Advance from customers	9,250	14,100
Notes payable - related parties	150,000	150,000
Total current liabilities	692,664	782,096

Long term notes payable - related parties	20,000	40,000
Related party convertible debenture, net	88,672	28,590
Total long term liabilities	108,672	68,590

Total liabilities	801,336	850,686
STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 and 596,186 shares issued and outstanding at
June 30, 2012 and June 30, 2011, respectively	206	596
Series B: 273,333 shares issued and outstanding at June 30, 2012 and
June 30, 2011	273	273
Common stock, $0.001 par value; 900,000,000 shares authorized;
235,617,610 and 233,667,610 shares issued and outstanding at
June 30, 2012 and June 30, 2011, respectively	235,618	233,668
Additional paid-in capital	3,805,357	3,806,917
Accumulated deficit	(4,668,865)	(4,744,353)
Total	(627,411)	(702,899)
Non-controlling interest	270,364	108,931
Total deficit	(357,047)	(593,968)
Total liabilities and deficit	$444,289	$256,718

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30
	2012	2011
Net revenue	$2,431,687	$945,741
Cost of revenue	1,372,723	586,133
Gross profit	1,058,964	359,608
Operating expenses:
Share Based Compensation	-	149,137
General & administrative expenses	824,978	491,635
Total Operating Expenses	824,978	640,772
Other income (expense)
Other income	91,623	5,130
Interest expense	(37,821)	(63,559)
Loss on disposal of property and equipment	-	(3,980)
Beneficial conversion feature expense	(50,068)	(40,492)
Total other income (expense)	3,734	(102,900)
Income (loss) before non-controlling interest and income taxes	237,720	(384,064)
Provision of income taxes	800	800
Non-controlling interest	161,433	40,206
Net Income (loss) attributable to Concierge Technologies	$75,487	$(344,658)
Weighted average shares of common stock*
Outstanding, Basic & Diluted	234,474,322	200,585,869
Basic Net Income/ (loss) per share	$0.00	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN DEFICIT
FOR YEAR ENDED JUNE 30, 2012

	Preferred Stock (Series A)		Preferred Stock (Series B)		Common Stock					Total
	Number of	Par	Number of	Par	Number of	Par	Additional	Accumulated	Shareholders'	Concierge Technologies'	Non-Controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Paid In Capital	Deficit	Deficit	Deficit	Interest	Deficit
Balance at June 30, 2010	5,000,000	$5,000	1,600,000	$1,600	184,315,200	$184,315	$3,727,505	$(4,399,695)	$(481,275)	$(481,275)	$ -	$(481,275)
Beneficial conversion feature	-	-			-	-	100,000	-	100,000	100,000	-	100,000
Preferred shares issued for loan commitment fee			40,000	40	-	-	19,960	-	20,000	20,000	-	20,000
Series A preferred shares converted to common shares	(4,403,814)	(4,404)			22,019,070	22,019	(17,615)	-	-	-	-	-
Series B preferred shares converted to common shares			(1,366,667)	(1,367)	27,333,340	27,333	(25,967)	-	-	-	-	-
Gain on equipment exchange against related party note payable	-	-			-	-	3,033	-	3,033	3,033	-	3,033
Non-controlling Interest	-	-			-	-	-	-	-	-	108,931	108,931
Net loss for the year ended June 30, 2011	-	-			-	-	-	(344,658)	(344,658)	(344,658)	-	(344,658)
Balance at June 30, 2011	596,186	$596	273,333	$273	233,667,610	$233,668	$3,806,917	$(4,744,353)	$(702,899)	$(702,899)	$108,931	$(593,968)
Series A preferred shares converted to common shares	(390,000)	(390)			1,950,000	1,950	(1,560)
Non-controlling Interest											161,433	161,433
Net income for the year ended June 30, 2012								75,487	75,487	75,487		75,487
Balance at June 30, 2012	206,186	$206	273,333	$273	235,617,610	$235,618	$3,805,357	$(4,668,865)	$(627,411)	$(627,411)	$270,364	$(357,047)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$75,487		$(344,658)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Non-controlling interest	161,433		(40,206)
Depreciation	1,804		4,275
Allowance for bad debt	12,486		-
Beneficial conversion feature expense	50,068		40,492
Amortization of debt issuance cost	10,014		8,098
Share-based compensation	-		149,137
Loss on disposal of property and equipment	-		3,980
(Increase) decrease in current assets:
Accounts receivable	(235,106)		(41,484)
Inventory	102,791		(140,233)
Notes receivable	-		(10,000)
Security deposit	(3,500)		(7,722)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(86,194)		208,032
Accounts payable - related parties	1,612		68,911
Sales tax payable	-
Advances from customers	(4,850)		13,210
Net cash used in operating activities	86,045		(88,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,297)		(1,931)
Due from related party	980		(1,065)
Net cash used in investing activities	(5,317)		(2,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(20,000)		(36,000)
Proceeds from related party laons	-		76,000
Proceeds from convertible debenture	-		100,000
Net cash used in financing activities	(20,000)		140,000

NET INCREASE/ (DECREASE) IN CASH & CASH EQUIVALENTS	60,729		48,836

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	53,704		4,868

CASH & CASH EQUIVALENTS, ENDING BALANCE	$114,433		$53,704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$9,693		$1,101
Income taxes	$-	$

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares to be issued for debt issuance	$-		$20,000
Equipment exchanged for retirement of related party note	$-		$568
Retirement of the related party note payable	$-		$3,601
Series A preferred shares converted to common shares	$390		$4,404
Series B preferred shares converted to common shares	$-		$1,367

The accompanying notes are an integral part of these consolidated financial statements.

NOTE	1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment through its majority owned subsidiary Wireless Village.

NOTE	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Debts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determined that an allowance of $12,486 and $0 was necessary for the years ended June 30, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, and accounts payable.

The three levels are defined as follows:

Level	1: Quoted prices in active markets for identical assets or liabilities.
Level	2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level	3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance was effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

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

NOTE 4 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,668,865 as of June 30 2012, including a net income of $75,487 during the year ended June 30, 2012. The historical losses have adversely affected the liquidity of the Company. The current yearly operations resulted in a net income, and although losses were curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, manage the interests of the minority shareholders in Wireless Village, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended June 30, 2012, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (iv) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

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

Estimated Useful Lives
Furniture & Office Equipment	Three Years
Network Hardware & Software	Three Years
Site Installation Materials	Three Years

As of June 30, 2012 and June 30, 2011, property and equipment consisted of the following:

	June 30,	June 30,
	2012	2011
Furniture & Office Equipment	$26,852	$26,852
Network Hardware & Software	55,254	48,975
Site Installation Materials	1,813	1,813
Total Fixed Assets	83,919	77,622
Accumulated Depreciation	(77,120)	(75,316)
Total Fixed Assets, Net	$6,799	$2,306

Depreciation expense amounted to $1,804 and $4,275 for the years then ended June 30, 2012 and 2011, respectively.

 NOTE 6.  RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of June 30, 2012 was $84.

Accounts Payable – Related Parties

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of June 30, 2012, The Wallen Group was owed $1,612 by the Company. The amount of the advancement is non-interest bearing, unsecured, and due on demand.

As of June 30, 2012, the Company has accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2012	June 30, 2011
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	$35,000	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	10,000	10,000
	150,000	150,000

Long-term related party notes payable consist of the following:

	June 30, 2012	June 30, 2011
Notes payable to shareholder, noninterest-bearing, unsecured and payable on or before May 19, 2012	-	40,000
Notes payable to shareholder, interest rate of 3%, unsecured and payable on April 1, 2014	20,000	-
	$20,000	$40,000

Interest expense for the years ended June 30, 2012 and 2011 amounted to $37,821 and $63,559, respectively.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature is being amortized over the 2-year life of the debenture and is listed on the Statement of Operations as “Beneficial conversion feature expense”. A total of $50,068 and $40,492 was amortized for the years ended June 30, 2012 and 2011. A total of $90,560 has been amortized since inception with the remaining $9,440 to be fully amortized by the maturity date on September 8, 2012.

During October 2011, Wireless Village entered into an inventory financing agreement with a foreign corporation, who is also a shareholder of Concierge, for the purpose of short-term funding of inventory purchases. As of June 30, 2012, the principal and all related accrued interest had been repaid in full. Included in interest expense for the year ended June 30, 2012 was $9,693 related to this inventory financing with the remainder of $28,128 being comprised of accrued interest on related party loans, including the convertible debenture noted above. Wireless Village had no such financing arrangement in place for the year ended June 30, 2011 and thus no interest was due or accrued as of June 30, 2011 for Wireless Village.

NOTE	7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2012	June 30, 2011
Accounts payable	$110,283	$160,204
Tax reserve	94,595	85,359
Accrued judgment	135,000	135,000
Accrued interest	91,973	124,483
Auditing	24,500	37,500
Total	$456,352	$542,546

NOTE	8. EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

During September, 2010, the company issued 40,000 shares of its Series B Convertible, Voting, par value $0.001 Preferred stock (“commitment fee shares”) in lieu of payment of a loan commitment fee to a California partnership, the convertible debenture holder, pursuant to agreement signed at September 8, 2010. These commitment fee shares are convertible into common stock at a ratio of 1:20 after 270 days from the date of issuance. The fair value of the debt issuance cost was $20,000, based upon the market value of our common stock of $0.025 as of the date of the debenture, which will be amortized over the term of the convertible debenture. At June 30, 2012, the unamortized debt issuance cost amounted to $1,888.

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

Preferred Stock Converted to Shares of Common Stock

A holder of 390,000 shares of Series A Convertible, Voting, Preferred stock exercised the conversion rights afforded that class of stock and, pursuant to those provisions, surrendered the Series A shares at a ratio of 1:5 in exchange for 1,950,000 shares of common stock. After conversion, there were 206,186 shares of Series A Preferred stock and 235,617,610 shares of common stock issued and outstanding.

NOTE	9. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method. During the twelve months ended June 30, 2012 and 2011 the Company did not pay any interest or income taxes apart from the $9,693 paid by Wireless Village for interest charges related to inventory financing.

NOTE	10. INCOME TAXES

Income tax for the years ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011
Current tax, net	$800	$800
Deferred (tax)/ benefit	(115,115)	137,428
Change in valuation allowance	115,115	(137,428)
Income tax expense	$800	$800

Through June 30, 2011, the Company incurred net operating losses for tax purposes of approximately $4,784,844, which was reduced to $4,597,192 due to taxable income earned for the year ended June 30, 2012 amounting to $187,652. The net operating loss carryforward for federal and state purposes may be used to reduce taxable income through the year 2031 and 2021, respectively.

The gross deferred tax asset balance as of June 30, 2012 is approximately $1,798,823 after utilization of the amount of $115,115 against taxes computed on taxable income for the year ended June 30, 2012. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot be reasonably assured. Components of the deferred tax assets are limited to the Company's net operating loss carryforwards, and are presented as follows at June 30:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,597,192	$4,784,844
Deferred tax assets, net	1,798,823	1,913,938
Valuation allowance	(1,798,823)	(1,913,938)
Net deferred tax assets	$—	$—

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended June 30:

	2012		2011
	Amount	Rate	Amount	Rate

Tax expense (benefit) at federal statutory rate	$80,825	34.0%	$(130,582)	-34.0%
State taxes, net of federal benefit	14,263	6.0%	(23,043)	-6.1%
Beneficial conversion expense	20,027	8.4%	16,197	4.2%
Minimum franchise tax	(800)	0.0%	(800)	0.0%
Change in valuation allowance	(115,115)	-48.4%	137,428	35.9%
Tax expense at actual rate	$(800)	0.0%	$(800)	0.0%

NOTE	11. COMMITMENTS AND CONTINGENCIES

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

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $24,349 and $13,972 for the years ended June 30, 2012 and 2011, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. The Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of June 30, 2012.

As of June 30, 2012 discussions and negotiations were continuing with Alliance Wireless Technologies, Inc. who was claiming a trademark infringement against Concierge Technologies, Wireless Village and Planet Halo for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village is taking steps to transition to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. Management believes that these and other similar actions will successfully settle the dispute with little or no significant financial impact to the companies.

NOTE	12. SUBSEQUENT EVENTS

On August 27, 2012 the Company entered into a Memorandum of Understanding with the minority shareholders of Wireless Village which set forth the terms and conditions under which the Company would agree to purchase, and the minority shareholders would agree to sell, those shares in Wireless Village not currently held by Concierge. The proposed transaction, if concluded, would be consummated in a stock-for-stock exchange wherein the minority shareholders of Wireless Village would receive shares of Series B Convertible, Voting, Preferred stock in exchange for their shares of common stock in Wireless Village. The proposed transaction is subject to the satisfaction of the conditions precedent in the Memorandum of Understanding, execution of definitive documentation, regulatory approval and other such steps as are usual and customary in transactions of this nature. As of September 17, 2012 the transaction is progressing forward but remains uncompleted.

On September 7, 2012 the Company received a request from Gonzalez & Kim, holders of a convertible debenture in the amount of $100,000, to convert the total amount of principal plus accrued interest to equity pursuant to the terms of the debenture. The conversion feature provides for the Company to repay the debt by issuance of 560,000 shares of its Series B Convertible, Voting, Preferred stock. As of September 17, 2012 the shares remain unissued; however the steps necessary to complete the transaction had been authorized and were in process.

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

Internal control over financial reporting

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2011 and a description of the business experience of each. Two positions remain vacant on the Board.

Person	Offices	Office Held Since	Term of Office

David W. Neibert	C.E.O. and Director	2007	2012
James E. Kirk	Secretary and Director	1996	2012
Samuel Wu	Director	2002	2012
Allen E. Kahn	Chairman, CFO and Director	1996	2012
Patrick Flaherty	Director	2002	2012

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

Involvement in certain legal proceedings

During the past five years, none of the directors has been involved in any of the following events:

·	A petition under the Federal bankruptcy law or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

·	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

·	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

·	Engaging in any type of business practice; or

·	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

·	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

·	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

·	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended June 30, 2004 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 29115 Valley Center Rd., K-206, Valley Center, CA 92082

Corporate Governance

Security holder recommendations of candidates for the board of directors

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

Audit committee

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

Compliance with Section 16(a) of the Securities Exchange Act

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

Item 11. Executive Compensation.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

David Neibert, CEO	FY 2012	0	0	0	0
	FY 2011	0	0	0	0
Allen Kahn, Chairman and CFO	FY 2012	0	0	0	0
	FY 2011	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

The directors of Concierge received the following compensation in FY 2012 for their services as directors.

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

Stock Options

During the last two fiscal years, the officers and directors of Concierge have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans

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

Item 13. Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

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

Fiscal Year ended June 30, 2012	$35,000
Fiscal Year ended June 30, 2011	$37,500

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2012	$-0-
Fiscal Year ended June 30, 2011	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2012	$-0-
Fiscal Year ended June 30, 2011	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2012	$-0-
Fiscal Year ended June 30, 2011	$-0-

Pre-Approval of Audit and Non-Audit Services. The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K

Exhibit No.		Description

2	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*
2	-	Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc., Bill Robb and Daniel Britt.++
3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*
3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*
3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**
3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**
3.7	-	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+
3.8	-	Articles of Merger between Concierge Technologies, Inc., a California corporation, and Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5, 2006.+
3.9	-	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.
3.1	-	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.
10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*
14	-	Code of Ethics for CEO and Senior Financial Officers.***
31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.
**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.
***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.
+Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.
++ Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies' Form 8-K for 10-30-07; Commission File No. 000-29913, incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:October 16, 2012	Concierge Technologies, Inc.
	By	/s/ David Neibert
Name: Dave Neibert Title: CEO and Direct

Date:October 16, 2012	Concierge Technologies, Inc
	By	/s/ Allen E. Kahn
Name: Allen E. Kahn Title: Chief Financial Officer and Director

Date:October 16, 2012	Concierge Technologies, Inc
	By	/s/ F. Patrick Flaherty
Name: F. Patrick Flaherty Title: Director

Date:October 16, 2012	Concierge Technologies, Inc
	By	/s/ Samuel C. H. Wu
Name: Samuel C.H. Wu Title: Secretary and Director

Date:October 16, 2012	Concierge Technologies, Inc
	By	/s/ James E Kirk
Name: James E. Kirk Title: Secretary

CONCIERGE TECHNOLOGIES, INC.

Commission File No. 000-29913

Index to Exhibits to Form 10-K 06-30-10

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

Exhibit No.		Description

2	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*
2	-	Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc., Bill Robb and Daniel Britt.++
3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*
3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*
3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**
3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**
3.7	-	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+
3.8	-	Articles of Merger between Concierge Technologies, Inc., a California corporation, and Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5, 2006.+
3.9	-	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.
3.1	-	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.
10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*
14	-	Code of Ethics for CEO and Senior Financial Officers.***
31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.
**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.
***Previously filed with Form 10-KSB on October 13, 2004; Commission File No. 000-29913, incorporated herein.
+Previously filed with Form 10-KSB FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.
++ Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies' Form 8-K for 10-30-07; Commission File No. 000-29913, incorporated herein.