Form 10-Q
period 2012-09-30
CONCIERGE TECHNOLOGIES INC
filed 2012-11-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________, to __________.

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

As of November 1, 2012, there were 235,617,610 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 833,333 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$93,955	$114,433
Accounts receivable, net of $12,486 for doubtful accounts	279,153	264,309
Due from related party	10,336	10,084
Inventory	49,046	37,442
Total current assets	432,490	426,268

Security deposits	11,222	11,222
Property and equipment, net	6,632	6,799
Total assets	$450,344	$444,289

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$393,865	$456,352
Account payable - related parties	711	77,062
Advance from customers	9,250	9,250
Notes payable - related parties	150,000	150,000
Total current liabilities	553,826	692,664

NON-CURRENT LIABILITIES:
Long term notes payable - related parties	77,500	20,000
Related party convertible debenture, net	-	88,672
Total long term liabilities	77,500	108,672

Total liabilities	631,326	801,336

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding	206	206
Series B: 833,333 and 273,333 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	833	273
Common stock, $0.001 par value; 900,000,000 shares authorized; 235,617,610 shares issued and outstanding	235,618	235,618
Additional paid-in capital	3,992,246	3,805,357
Accumulated deficit	(4,706,083)	(4,668,865)
Total	(477,180)	(627,411)
Non-controlling interest	296,197	270,364
Total deficit	(180,982)	(357,047)
Total liabilities and deficit	$450,344	$444,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three-Month Periods Ending
	September 30,
	2012	2011

Net revenue	$624,577	$276,777

Cost of revenue	355,689	167,613

Gross profit	268,888	109,164

Operating expenses:
General & administrative expenses	263,921	116,341
Total Operating Expenses	263,921	116,341

Other income (expense)
Other income	252	38,381
Interest expense	(6,362)	(7,049)
Beneficial conversion feature expense	(9,439)	(12,586)
Total other income (expense)	(15,549)	18,747

Income before non-controlling interest and income taxes	(10,583)	11,569

Provision of income taxes	800	800

Non-controlling interest	25,834	(1,130)

Net Income attributable to Concierge Technologies	$(37,217)	$11,899

Weighted average shares of common stock
Basic	235,617,610	233,667,610
Diluted	244,915,200	242,115,200

Net earnings per share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the Three-Month Periods Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(37,217)	$11,899
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-controlling interest	25,834	(1,130)
Depreciation	677	621
Allowance for bad debt	-	-
Beneficial conversion feature expense	9,439	12,586
Amortization of debt issuance cost	1,888	2,517
(Increase) decrease in current assets:
Accounts receivable	(14,844)	(24,940)
Inventory	(11,604)	40,919
Notes receivable		-
Security deposit	-	-
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(50,487)	(49,590)
Accounts payable - related parties	(902)	920
Sales tax payable	-	-
Advances from customers	-	-
Net cash used in operating activities	(77,217)	(6,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(510)	-
Due from related party	(252)	1,065
Net cash provided by (used in) investing activities	(762)	1,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(40,000)
Proceeds from related party laons	57,500	-
Proceeds from convertible debenture	-	-
Net cash provided by (used in) financing activities	57,500	(40,000)

NET DECREASE IN CASH & CASH EQUIVALENTS	(20,478)	(45,133)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	114,433	53,704

CASH & CASH EQUIVALENTS, ENDING BALANCE	$93,955	$8,571

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares issued for debt and accrued interest	$112,000	$-
Forgiveness of accounts payable - related parties	(75,450)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

NOTE 2.  ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2012 Form 10-K filed on October 16, 2012 with the U.S. Securities and Exchange Commission.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,706,083 as of September 30, 2012, including a net loss of $37,217 during the three-month period ended September 30, 2012. The historical losses have adversely affected the liquidity of the Company. The current quarter operations resulted in a net income, and although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, manage the interests of the minority shareholders in Wireless Village, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended September 30, 2012, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Furniture & Office Equipment	$26,852	$26,852
Network Hardware & Software	55,763	55,254
Site Installation Materials	1,813	1,813
Total Fixed Assets	84,428	83,919
Accumulated Depreciation	(77,796)	(77,120)
Total Fixed Assets, Net	$6,632	$6,799

Depreciation expense amounted to $677 and $621 for the three-month periods ended September 30, 2012 and 2011, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of September 30, 2012 was $252.

Accounts Payable – Related Parties

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of September 30, 2012, The Wallen Group was owed $416 by the Company. The amount of the advancement is non-interest bearing, unsecured, and due on demand. Also included in related parties payable is the amount of $295 due a director of Wireless Village for amounts paid to vendors on behalf of the Company.

As of June 30, 2012, the Company had accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village. During the three month period ending September 30, 2012 this charge was reversed by 3rd Eye Cam with the transaction recorded as additional paid-in capital and the elimination of the account payable to a related party by Wireless Village as of September 30, 2012.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2012	June 30, 2012
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	$35,000	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	10,000	10,000
	$150,000	$150,000

Long-term related party notes payable consist of the following:

	September 30, 2012	June 30, 2012
Notes payable to shareholder, interest rate of 3%, unsecured and payable on April 1, 2014	$20,000	$20,000
Notes payable to shareholder, interest rate of 3%, unsecured and payable on August 1, 2014	12,500	-
Notes payable to shareholder, interest rate of 3%, unsecured and payable on September 1, 2014	45,000	-
	$77,500	$20,000

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense for the three month periods ended September 30, 2012 and 2011 amounted to $4,474 and $4,532.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and was completely amortized as of September 8, 2012 with $9,439 being recorded for the three month period ending September 30, 2012 as compared to $12,586 for the period ending September 30, 2011. On September 7, 2012, the debenture holder elected to exercise the right to convert the debt to equity resulting in 560,000 shares of our Series B Convertible, Voting, Preferred stock to be issued in settlement of $100,000 due in principal and $12,000 due in accrued interest.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2012	June 30, 2012
Accounts payable	$95,950	$110,283
Tax reserve	50,466	94,595
Accrued judgment	135,000	135,000
Accrued interest	84,449	91,973
Auditing	28,000	24,500
Total	$393,865	$456,352

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

In connection with the debenture of September 8, 2010, the Company also paid a loan commitment fee in the form of 40,000 shares of Series B Convertible, Voting, Preferred stock, which could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 800,000 shares. The fair market value was set at the date of the issuance at $0.025 per share giving rise to a valuation of $20,000. This amount was amortized over the life of the debenture, two years, with the entire amount expensed as of September 8 2012. The amount expensed for the three month periods ending September 30, 2012 and 2011 were $1,888 and $9,385 respectively.

During the three month period ended September 30, 2012, the Company authorized 560,000 shares of Series B Convertible, Voting, Preferred stock in settlement of $100,000 due in principal and $12,000 due in accrued interest related to the convertible debenture described in detail under Note 5 herein.

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

As the shares of Wireless Village are not traded and have no implied fair value, the cost of services was estimated using a discounted cash flow model to arrive at a present value for the portion of the business being conveyed. Utilizing this methodology, the share-based compensation was determined to be $149,137. As the related agreements are “at will” in nature, the entire compensation cost was expensed on the date of execution of the agreements and was recorded as non-controlling interest of subsidiary.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  INCOME TAXES

Our effective tax rates were approximately 1.2% and 6.9% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences in the tax basis for several items in our income statements, and the Company records a valuation allowance against deferred tax assets created by net operating loss carry-forwards available to offset current and future taxable income.

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

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $5,693 and $6,348 for the three-month periods ended September 30, 2012 and 2011, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of June 30, 2012.

As of September 30, 2012 discussions and negotiations were continuing with Alliance Wireless Technologies, Inc. who was claiming a trademark infringement against Concierge Technologies, Wireless Village and Planet Halo for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village is taking steps to transition to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. Management believes that these and other similar actions will successfully settle the dispute with little or no significant financial impact to the companies.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village, on the sale and distribution of mobile video surveillance systems. Planet Halo, a wholly owned subsidiary, has been involved with product research and development since July 2011 and as a result had no revenues for the three month periods ending September 30, 2012 and 2011.

Since September 2010, Wireless Village has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Wireless Village to these professionals. As a result, our consolidated income statement reflects the amount of income attributed to the non-controlling interest of the minority shareholders in Wireless Village as a separate line item.

Wireless Village purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant with totals for the three month periods ending September 30, 2012 and 2011 as $35 and $113 respectively. Hardware sales for Wireless Village, including cameras, were up 129% to $621,402 as compared to the three month period ending September 30, 2011 where hardware sales were recorded as $274,518. Management attributes the increase in unit sales of camera devices to enhanced marketing efforts and a favorable regulatory environment. Other income for the three month periods ending September 30, 2012 and 2011 is comprised of recovered shipping expenses charged to Wireless Village customers of $3,340 and $2,146 respectively. The comparative increase in shipping income, $1,194, or 55%, is a result of increased hardware sales and the associated shipping subject to recovery. Accounts receivable, net allowance for doubtful accounts of $12,486, at September 30, 2012 and June 30, 2012 were recorded at $279,153 and $264,309 respectively, an insignificant increase. The receipt of payment in relation to the period ending, not an increase in account receivable aging, resulted in the heightened accounts receivable. The overall aging of accounts or the risk of collection has not been affected.

Overall, consolidated net revenues of $624,577 for the three month period ending September 30, 2012 were up $347,800 from $276,777 for the three month period ending September 30, 2011, an increase of 126%, reflecting the increasing sales revenues of camera hardware throughout the current three month period and the calendar year in general. Cost of revenues for the three month periods ending September 30, 2012 and 2011 were $355,689 and $167,613 respectively, representing an increase in gross profit of approximately 4%. The amount of revenues derived from service sales, $35, is insignificant and has been consolidated into overall total revenues, as were recovered shipping charges of $3,340.

Concierge had entered into several note agreements with a related party and during the fiscal year ending June 30, 2011 they had reached maturity. As a result, the applicable interest rate was adjusted upwards causing for a charge of $38,381 to be made to interest expense as of June 30, 2011. During the three month period ending September 30, 2011 the maturity dates for these notes were extended and the interest penalty was negated. The adjustment was recorded in other income and accounts for the increase for the period ending September 30, 2011 where other income was recorded as $38,381 as compared to the three month period ending September 30, 2012 of $252 for accrued interest income for related party notes receivable.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and was completely amortized as of September 8, 2012 with $9,439 being recorded for the three month period ending September 30, 2012 as compared to $12,586 for the period ending September 30, 2011. On September 7, 2012, the debenture holder elected to exercise the right to convert the debt to equity resulting in 560,000 shares of our Series B Convertible, Voting, Preferred stock to be issued in settlement of $100,000 due in principal and $12,000 due in accrued interest.

In connection with the debenture of September 8, 2010, the Company also paid a loan commitment fee in the form of 40,000 shares of Series B Convertible, Voting, Preferred stock, which could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 800,000 shares. The fair market value was set at the date of the issuance at $0.025 per share giving rise to a valuation of $20,000. This amount was amortized over the life of the debenture, two years, with the entire amount expensed as of September 8 2012. The amount expensed for the three month periods ending September 30, 2012 and 2011 were $1,888 and $9,385 respectively.

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

During the current fiscal year we have increased our revenues and profits and have been able to pay our contractors, commissioned sales people, advisors and vendors as remittance has become due. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the current fiscal year.

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

To better establish the Company as a provider of leading edge technology we transitioned our subsidiary Planet Halo to a product research and development platform. Funds for new product development have been provided through unsecured loans granted from related parties which totaled $77,500 as of September 30, 2012. There were no such loans outstanding for the three month period ending September 30, 2011 and no funds were provided by Wireless Village or profits earned in Concierge to Planet Halo. Depending upon the progress made in new product development, and any profits that may be derived there from, Planet Halo may need to source additional funds through loans or equity placement in order to continue its efforts in the future.

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

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of September 30, 2012.

As of September 30, 2012 discussions and negotiations were continuing with Alliance Wireless Technologies, Inc. who is claiming a trademark infringement against Concierge Technologies, Wireless Village and Planet Halo for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village is taking steps to transition to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. Management believes that these and other similar actions will successfully settle the dispute with little or no significant financial impact to the companies.

ITEM 1A.     RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the information required by this item.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not sold any unregistered equity securities for the period ending September 30, 2012.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        (REMOVED AND RESERVED).

ITEM 5.        OTHER INFORMATION

As of November 1 2012, there remain two (2) vacant positions on the Board of Directors of Concierge Technologies, Inc.

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

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-K FYE 06-30-04 on October 13, 2004; Commission File No. 000-29913, incorporated herein.

+Previously filed with Form 10-K FYE 06-30-06 on October 13, 2006; Commission File No. 000-29913, incorporated herein.

++Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for the Current Period 10-30-07; Commission File No. 000-29913, incorporated herein

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: November 14, 2012	By:	/s/ David W. Neibert
David W. Neibert,
Chief Executive Officer