Form 10-Q
period 2012-12-31
CONCIERGE TECHNOLOGIES INC
filed 2013-02-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 25, 2013, there were 235,617,610 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 833,333 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

      .

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations for the Three and Six Month Periods Ended December 31, 2012 and 2011 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Month Periods Ended December 31, 2012 and 2011 (Unaudited)	F-3

Notes to Unaudited Financial Statements	F-4

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$29,788	$114,433
Accounts receivable, net allowance for doubtful accounts of $25,926 and $12,486, respectively	148,900	264,309
Due from related party	10,588	10,084
Inventory	201,982	37,442
Total current assets	391,258	426,268

Security deposits	11,222	11,222
Property and equipment, net	8,529	6,799
Total assets	$411,009	$444,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$484,292	$456,352
Account payable - related parties	296	77,062
Advance from customers	9,350	9,250
Notes payable - related parties	150,000	150,000
Total current liabilities	643,938	692,664

NON-CURRENT LIABILITIES:
Long term notes payable - related parties	77,500	20,000
Related party convertible debenture, net	-	88,672
Total long term liabilities	77,500	108,672

Total liabilities	721,438	801,336

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding	206	206
Series B: 833,333 and 273,333 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	833	273
Common stock, $0.001 par value; 900,000,000 shares authorized; 235,617,610 shares issued and outstanding	235,618	235,618
Additional paid-in capital	3,992,247	3,805,357
Accumulated deficit	(4,778,321)	(4,668,865)
Total	(549,417)	(627,411)
Non-controlling interest	238,988	270,364
Total deficit	(310,429)	(357,047)
Total liabilities and deficit	$411,009	$444,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ended		For The Six Month Periods Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenue	$410,741	$456,729	$1,035,318	$731,360

Cost of revenue	227,054	265,878	582,743	433,491

Gross profit	183,686	190,851	452,574	297,869

Operating expenses:
General & administrative expenses	309,832	193,235	573,753	309,576
Total Operating Expenses	309,832	193,235	573,753	309,576

Other income (expense)
Other income	252	-	504	40,527
Interest expense	(3,555)	(11,717)	(9,917)	(18,766)
Beneficial conversion feature expense	-	(12,586)	(9,439)	(25,172)
Total other income (expense)	(3,303)	(24,302)	(18,852)	(3,410)

Income (loss) before non-controlling interest and income taxes	(129,449)	(26,686)	(140,031)	(15,117)

Provision of income taxes	800	800	800	800

Non-controlling interest	(57,209)	876	(31,375)	(254)

Net Income (loss) attributable to Concierge Technologies	$(73,040)	$(28,362)	$(109,456)	$(15,663)

Weighted average shares of common stock
Basic & Diluted	235,617,610	233,667,610	235,617,610	233,667,610

Net earnings (loss) per share
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	For the Six-Month Periods Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(109,456)	(15,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-controlling interest	(31,375)	(254)
Depreciation	1,697	815
Allowance for bad debt	13,440
Beneficial conversion feature expense	9,439	25,171
Amortization of debt issuance cost	1,888	5,034
(Increase) decrease in current assets:
Accounts receivable	101,969	(19,158)
Inventory	(164,540)	107,921
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	39,940	(102,620)
Accounts payable - related parties	(1,317)	1,552
Advances from customers	100	(14,100)
Net cash used in operating activities	(138,216)	(11,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,427)	(1,336)
Due from related party	(504)	1,065
Net cash provided by (used in) investing activities	(3,931)	(271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(20,000)
Proceeds from related party laons	57,500	-
Proceeds from convertible debenture	-	-
Net cash provided by (used in) financing activities	57,500	(20,000)

NET DECREASE IN CASH & CASH EQUIVALENTS	(84,646)	(31,575)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	114,433	53,704

CASH & CASH EQUIVALENTS, ENDING BALANCE	$29,788	$22,129

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares issued for debt and accrued interest	$112,000	$-
Forgiveness of accounts payable - related parties	(75,450)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment through its majority owned subsidiary Wireless Village under the fictitious business name of Janus Cam.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,778,321 as of December 31, 2012, including a net loss of $109,456 during the six-month period ended December 31, 2012. The historical losses have adversely affected the liquidity of the Company. The current quarter operations resulted in a net loss, and although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, manage the operations of its subsidiary Wireless Village, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended December 31, 2012, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of the Planet Halo and Wireless Village subsidiaries, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Furniture & Office Equipment	$26,852	$26,852
Network Hardware & Software	58,680	55,254
Site Installation Materials	1,813	1,813
Total Fixed Assets	87,345	83,919
Accumulated Depreciation	(78,818)	(77,120)
Total Fixed Assets, Net	$8,528	$6,799

Depreciation expense amounted to $1,697 and $815 for the six-month periods ended December 31, 2012 and 2011, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of December 31, 2012 was $504.

Accounts Payable – Related Parties

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of December 31, 2012, the Wallen Group had a zero balance. Also included in related parties payable is the amount of $296 due a director of Wireless Village for amounts paid to vendors on behalf of the Company.

As of June 30, 2012, the Company had accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village. During the six month period ending December 31, 2012 this charge was reversed by 3rd Eye Cam with the transaction recorded as additional paid in capital and the elimination of the account payable to a related party by Wireless Village.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2012	June 30, 2012
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	$35,000	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	28,000	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	14,000	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	20,000	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	15,000	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	10,000	10,000
	$150,000	$150,000

Long-term related party notes payable consist of the following:

	December 31, 2012	June 30, 2012
Notes payable to shareholder, interest rate of 3%, unsecured and payable on April 1, 2014	$20,000	$20,000
Notes payable to shareholder, interest rate of 3%, unsecured and payable on August 1, 2014	12,500	-
Notes payable to shareholder, interest rate of 3%, unsecured and payable on September 1, 2014	45,000	-
	$77,500	$20,000

Interest expense for the six month periods ended December 31, 2012 and 2011 amounted to $9,917 and $18,766.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and was completely amortized as of September 8, 2012 with $9,439 being recorded for the six month period ending December 31, 2012 as compared to $25,172 for the period ending December 31, 2011. On September 7, 2012, the debenture holder elected to exercise the right to convert the debt to equity resulting in 560,000 shares of our Series B Convertible, Voting, Preferred stock to be issued in settlement of $100,000 due in principal and $12,000 due in accrued interest.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2012	June 30, 2012
Accounts payable	$194,032	$110,283
Tax reserve	53,152	94,595
Accrued judgment	135,000	135,000
Accrued interest	98,607	91,973
Auditing	3,500	24,500
Total	$484,292	$456,352

NOTE 7.  EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

In connection with the debenture of September 8, 2010, the Company also paid a loan commitment fee in the form of 40,000 shares of Series B Convertible, Voting, Preferred stock, which could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 800,000 shares. The fair market value was set at the date of the issuance at $0.025 per share giving rise to a valuation of $20,000. This amount was amortized over the life of the debenture, two years, with the entire amount expensed as of September 8 2012. The amount expensed for the six month periods ending December 31, 2012 and 2011 were $1,888 and $5,034 respectively.

During the six-month period ended December 31, 2012, the Company authorized 560,000 shares of Series B Convertible, Voting, Preferred stock in settlement of $100,000 due in principal and $12,000 due in accrued interest related to the convertible debenture described in detail under Note 5 herein.

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

NOTE 8.  INCOME TAXES

Our effective tax rates were approximately 1.2% and 7.9% for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences in the tax basis for several items in our income statements, and the Company records a valuation allowance against deferred tax assets created by net operating loss carry-forwards available to offset current and future taxable income.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Lease Commitment

Wireless Village, our majority owned subsidiary, entered into a lease agreement to rent an office space dated November 23, 2010, for the period from December 1, 2010 to November 30, 2011 at a monthly base rent of $762 plus monthly operating expenses. On July 28, 2011, Wireless Village entered into a new agreement extending the lease period through November 30, 2012. Monthly base rent increased from $762 to $800 starting on December 1, 2011. All other terms of the agreement remained the same.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $11,387 and $11,965 for the six-month periods ended December 31, 2012 and 2011, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of December 31, 2012.

As of December 31, 2012 discussions and negotiations were continuing with Alliance Wireless Technologies, Inc. who was claiming a trademark infringement against Concierge Technologies, Wireless Village and Planet Halo for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village is taking steps to transition to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. Management believes that these and other similar actions will successfully settle the dispute with little or no significant financial impact to the companies.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village, on the sale and distribution of mobile video surveillance systems. Planet Halo, a wholly owned subsidiary, has been involved with product research and development since July 2011 and as a result had no revenues for the six month periods ending December 31, 2012 and 2011.

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

Wireless Village purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the six month periods ending December 31, 2012 and 2011 as $180 and $183 respectively. Hardware sales for Wireless Village for the six months ended December 31, 2012, including cameras, were up 41% to $1,028,946 as compared to the six month period ending December 31, 2011 where hardware sales were recorded as $729,332. Quarterly sales of hardware were down $47,069 for the three month period ended December 31, 2012 when compared to the same period ended December 31, 2011. Management attributes the increase in sales volume to a continuing presence at trade shows, a favorable regulatory environment, and growing market awareness of our product’s benefits. The slight downturn during the current quarter when compared to the prior quarter is indicative of trade show appearances and timing of customer orders. Other income for the six month periods ending December 31, 2012 and 2011 is comprised primarily of recovered shipping expenses charged to Wireless Village customers of $6,191 and $3,992 respectively. Also included is a credit of $403 from a credit card company in exchange for use of their card. The comparative increase in shipping income, $1,796, or 45%, is a result of the 41% increase in sales volume and increased out-of-state hardware sales with the associated shipping subject to recovery. Other income for the three month periods ended December 31, 2012 and 2011 were $2,448 and $1,846 respectively and consistent with the overall sales volume. Accounts receivable, net allowance for doubtful accounts of $25,926 and $12,486, at December 31, 2012 and June 30, 2012 were recorded at $148,900 and $264,309 respectively, a decrease of $115,409 or 44%. The receipt of payment in relation to the period ending, not a decrease in general in account receivable aging, resulted in the lower accounts receivable. The overall aging of accounts or the risk of collection has not been affected

Overall, consolidated net revenues of $1,035,318 for the six month period ending December 31, 2012 were up $303,958 from $731,360 for the six month period ending December 31, 2011, an increase of 42%, reflecting the increasing sales revenues of camera hardware throughout, and more particularly the first quarter of, the current six month period and the fiscal year in general. Cost of revenues for the six month periods ending December 31, 2012 and 2011 were $582,743 and $433,491 respectively, representing an increase in gross profit of approximately 3%. Contrary to consolidated net revenues for the six month period, the three month period ended December 31, 2012 recorded a decrease in sales volume with a total of $410,741 in revenues compared to $456,729 recorded for the three month period ended December 31, 2011. Management attributes the quarterly sales decrease to the timing of customer orders and the Company’s presence at trade shows. The same margins hold essentially constant for the three month periods ended December 31, 2012 and 2011 with cost of revenues as $227,054 and $265,878 respectively when compared to the corresponding six month periods. The amount of revenues derived from service sales, $180, is insignificant and has been consolidated into overall total revenues, as were recovered shipping charges and credit card-based inventory purchase credits of $6,191.

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

To better establish the Company as a provider of leading edge technology we transitioned our subsidiary Planet Halo to a product research and development platform. Funds for new product development have been provided through unsecured loans granted from related parties which totaled $77,500 as of December 31, 2012. There were no such loans outstanding for the six month period ending December 31, 2011 and no funds were provided by Wireless Village or profits earned in Concierge to Planet Halo. Depending upon the progress made in new product development, and any profits that may be derived there from, Planet Halo may need to source additional funds through loans or equity placement in order to continue its efforts in the future.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of December 31, 2012 discussions and negotiations were continuing with Alliance Wireless Technologies, Inc. who is claiming a trademark infringement against Concierge Technologies, Wireless Village and Planet Halo for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village has taken steps to transition to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. Management believes that these and other similar actions will successfully settle the dispute with little or no significant financial impact to the companies.

ITEM 1A.   RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the information required by this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not sold any unregistered equity securities for the period ending December 31, 2012.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      (REMOVED AND RESERVED).

ITEM 5.      OTHER INFORMATION

On January 31, 2013 the Company executed a Share Exchange Agreement with the minority shareholders of Wireless Village wherein the minority shareholders exchanged, in the aggregate, 817 shares of Wireless Village for 10,000,000 shares of Concierge Technologies, Inc. Series B Convertible, Voting, Preferred stock. The Series B Preferred stock can be converted after 270 days to common stock in a ratio of 1:20. Shareholders of Series B Preferred stock are entitled to 20 votes for each share of stock held in all matters that come before the shareholders for a vote. The issuance of the shares has been approved with the signing of the Stock Purchase Agreement and Wireless Village has become a wholly owned subsidiary of Concierge Technologies, Inc. as of January 31, 2013.

Concurrent with the execution of the Share Exchange Agreement, Concierge accepted the resignation of directors James Kirk and Patrick Flaherty. Hansu Kim and Matt Gonzalez were nominated and elected to fill the positions vacated by Kirk and Flaherty. Nominated and elected to fill the remaining two vacancies were Peter Park and Nelson Choi. Kim, Gonzalez, Park and Choi are all former minority shareholders in Wireless Village.

On January 31, 2013 the Company executed a Stock Redemption Agreement with Edward Wu, a former minority shareholder in Wireless Village and a shareholder in the Company. The Agreement provides for the exchange of Planet Halo shares held by Concierge Technologies for the return of 1,214,736 shares of Series B Convertible, Voting, Preferred stock held by Edward Wu. Consideration in addition to the shares is the forgiveness by Concierge of intercompany debt, which at closing was $66,307. Edward Wu, through execution of the Agreement, becomes the sole shareholder of Planet Halo.

On January 1, 2013 the company renegotiated the outstanding notes payable with a related party totaling $122,000 in principal plus $82,700 in accrued interest into a consolidated, two-year, convertible debenture for $204,700. Under the terms of the debenture, the note holder could convert the principal amount of the loan, $204,700, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The result of the conversion to common stock, should the conversion take place at the maturity date, would be the issuance of 11,247,036 shares.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: February 14, 2013	By:	/s/ David W. Neibert
David W. Neibert, Chief Executive Officer