Form 10-Q
period 2013-03-31
CONCIERGE TECHNOLOGIES INC
filed 2013-05-28
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 240,284,270 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 9,498,409 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$8,246	$102,022
Accounts receivable, net allowance for doubtful accounts of $25,926 and $12,486, respectively	86,753	264,309
Due from related party	11,895	10,084
Inventory	118,531	37,442
Assets of disposed subsidiary	-	12,411
Total current assets	225,425	426,268

Payroll advance	34,165	-
Security deposits	11,222	11,222
Advance to supplier	2,000	-
Property and equipment, net	14,966	6,799
Total assets	$287,778	$444,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$331,395	$452,637
Accounts payable - related parties	-	77,062
Advance from customers	9,552	9,250
Notes payable - related parties	28,000	150,000
Liabilities of disposed subsidiary	-	3,715
Total current liabilities	368,947	692,664

NON-CURRENT LIABILITIES:
Long term notes payable of disposed subsidiary	-	20,000
Convertible debenture	204,700	-
Related party convertible debenture, net	-	88,672
Total long term liabilities	204,700	108,672

Total liabilities	573,647	801,336

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001	-	-
Series A: 206,186 shares issued and outstanding	206	206
Series B: 9,498,409 and 273,333 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	9,498	273
Common stock, $0.001 par value; 900,000,000 shares authorized; 240,284,270 and 235,617,610 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	240,285	235,618
Additional paid-in capital	4,078,930	3,805,357
Accumulated deficit	(4,614,789)	(4,668,865)
Total	(285,869)	(627,411)
Non-controlling interest	-	270,364
Total deficit	(285,869)	(357,047)
Total liabilities and deficit	$287,778	$444,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods Ended		For The Nine Month Periods Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net revenue	$436,797	$635,131	$1,471,364	$1,366,491

Cost of revenue	250,197	340,594	832,941	774,085

Gross profit	186,600	294,537	638,423	592,406

Operating expense
General & administrative expense	190,971	168,559	789,110	477,496
Total operating expense	190,971	168,559	789,110	477,496

Other income (expense)
Other income	247	-	751	40,527
Interest expense	(2,875)	(10,974)	(12,041)	(29,740)
Beneficial conversion feature expense	-	(12,449)	(9,439)	(37,620)
Total other income (expense)	(2,628)	(23,423)	(20,729)	(26,833)

Income (loss) from continuing operations	(6,998)	102,555	(171,416)	88,077

Gain on disposal of subsidiary	194,917	-	194,917	-

Income before non-controlling interest and income taxes	187,919	102,555	23,501	88,077

Provision of income taxes	-	800	800	800

Non-controlling interest	-	62,243	(31,375)	61,989

Net income attributable to Concierge Technologies	$187,919	$39,512	$54,076	$25,288

Weighted average shares of common stock
Basic & Diluted	235,720,174	233,667,610	235,928,721	233,667,610

Net earnings (loss) per share
Basic & Diluted	$0.00	$0.00	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	For the Nine-Month Periods Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$54,076	$25,288
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on disposal of subsidiary	(194,917)	-
Non-controlling interest	(31,375)	61,989
Depreciation	2,926	690
Allowance for bad debt	13,440	-
Beneficial conversion feature expense	9,439	37,620
Amortization of debt issuance cost	1,888	7,524
(Increase) decrease in current assets:
Accounts receivable	150,676	(90,248)
Advance to supplier	(2,000)	-
Inventory	(81,089)	104,609
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(32,379)	(141,668)
Accounts payable - related parties	(1,612)	2,586
Advances from customers	302	10,900
Net cash provided by (used in) operating activities	(110,626)	19,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,093)	(5,104)
Payroll advance	(34,165)	-
Due from related party	(1,811)	1,065
Net cash used in investing activities	(47,069)	(4,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(20,000)
Cash eliminated upon sales of Planet Halo	(5,992)	(85)
Proceeds from related party loans	57,500	-
Net cash provided by (used in) financing activities	51,508	(20,085)

NET DECREASE IN CASH & CASH EQUIVALENTS	(106,187)	(4,834)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	114,433	53,704

CASH & CASH EQUIVALENTS, ENDING BALANCE	$8,246	$48,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	-	-
Income taxes	-	-
	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares issued against convertible note	$112,000	$-
Forgiveness of accounts payable - related parties	$75,450	$-
Consolidation of PF notes into convertible debenture	$204,700	$-
Buyout of non-controlling interest in Wireless Village	$2,400,000	$-
Sale of Planet Halo shares to shareholder	$264,382
Conversion of Series B preferred stock shares to common stock shares	$4,667	$-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent) and its wholly owned subsidiary, Wireless Village. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,614,789 as of March 31, 2013, including a net income of $54,076 during the nine-month period ended March 31, 2013. The historical losses have adversely affected the liquidity of the Company. The current quarter operations resulted in a net income, however the income was attributed to a gain on the sale of the subsidiary Planet Halo rather than to operating income. Although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, manage the operations of its subsidiary Wireless Village, continue product research and development efforts, and successfully compete for customers.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended March 31, 2013, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of Wireless Village, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Furniture & Office Equipment	$13,698	$26,852
Network Hardware & Software	28,428	55,254
Site Installation Materials	-0-	1,813
Total Fixed Assets	42,126	83,919
Accumulated Depreciation	(27,160)	(77,120)
Total Fixed Assets, Net	$14,966	$6,799

Depreciation expense amounted to $2,926 and $690 for the nine-month periods ended March 31, 2013 and 2012, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of March 31, 2013 was $834.45.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Payable – Related Parties

Concierge Technologies, Inc. has no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintains an administrative account for the Company. As of March 31, 2013, the Wallen Group held a balance due Concierge of $1,061.

As of June 30, 2012, the Company had accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village. During the nine month period ending March 31, 2013, this charge was reversed by 3rd Eye Cam with the transaction recorded as additional paid in capital and the elimination of the account payable to a related party by Wireless Village.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31, 2013	June 30, 2012
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	$-	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	-	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	-	10,000
	$28,000	$150,000

Long-term related party notes payable consist of the following:

	March 31, 2013	June 30, 2012
Notes payable to shareholder, interest rate of 3%, unsecured and payable on April 1, 2014	$-	$20,000
	$-0-	$20,000

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense for the nine month periods ended March 31, 2013 and 2012 amounted to $12,041 and $29,740.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and was completely amortized as of September 8, 2012 with $9,439 being recorded for the nine month period ending March 31, 2013 as compared to $37,620 for the period ending March 31, 2012. On September 7, 2012, the debenture holder elected to exercise the right to convert the debt to equity resulting in 560,000 shares of our Series B Convertible, Voting, Preferred stock to be issued in settlement of $100,000 due in principal and $12,000 due in accrued interest. These interest expenses are included in the interest expense recorded for the nine month period ending March 31, 2013.

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The accrued interest on this $204,700 convertible debenture as of March 31, 2013 was $2,468 and is included in the interest expense recorded for the nine-month period ending March 31, 2013.

NOTE 6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2013	June 30, 2012
Accounts payable	$120,689	$106,568
Tax reserve	50,729	94,595
Payroll tax liability	4,378	-
Accrued judgment	135,000	135,000
Accrued interest	17,099	91,973
Auditing	3,500	24,500
Total	$331,395	$452,637

NOTE 7.	EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

In connection with the debenture of September 8, 2010, the Company also paid a loan commitment fee in the form of 40,000 shares of Series B Convertible, Voting, Preferred stock, which could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 800,000 shares. The fair market value was set at the date of the issuance at $0.025 per share giving rise to a valuation of $20,000. This amount was amortized over the life of the debenture, two years, with the entire amount expensed as of September 8 2012. The amount expensed for the nine month periods ending March 31, 2013 and 2012 were $1,888 and $4,378 respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine-month period ended March 31, 2013, the Company authorized 560,000 shares of Series B Convertible, Voting, Preferred stock in settlement of $100,000 due in principal and $12,000 due in accrued interest related to the convertible debenture described in detail under Note 5 herein.

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

Shares Issued to Acquire Non-Controlling Interest in Subsidiary

On January 31, 2013 the Company executed a Share Exchange Agreement with the minority shareholders of Wireless Village wherein the minority shareholders exchanged, in the aggregate, 817 shares of Wireless Village for 10,000,000 shares of Concierge Technologies, Inc. Series B Convertible, Voting, Preferred stock. The Series B Preferred stock can be converted after 270 days to common stock in a ratio of 1:20. Shareholders of Series B Preferred stock are entitled to 20 votes for each share of stock held in all matters that come before the shareholders for a vote. In evaluating the transaction, reference is made to the market value of the Company’s common stock, $0.12 per share, as applied to the shares issued in the transaction as though they had been converted to common stock, i.e. 200,000,000 shares of common stock pursuant to the 1:20 conversion ratio. The resulting value is equal to $2,400,000. The transaction recorded as $10,000 in par value for the issued shares and $2,390,000 in additional paid in capital. The issuance of the shares was approved with the signing of the Stock Purchase Agreement and Wireless Village has become a wholly owned subsidiary of Concierge Technologies, Inc. as of January 31, 2013.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	INCOME TAXES

Our effective tax rates were approximately 3.4% and 7.9% for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences in the tax basis for several items in our income statements, and the Company records a valuation allowance against deferred tax assets created by net operating loss carry-forwards available to offset current and future taxable income.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Lease Commitment

Wireless Village, our wholly owned subsidiary, entered into a lease agreement to rent an office space dated November 23, 2010, for the period from December 1, 2010 to November 30, 2011 at a monthly base rent of $762 plus monthly operating expenses. On July 28, 2011, Wireless Village entered into a new agreement extending the lease period through November 30, 2012. Monthly base rent increased from $762 to $800 starting on December 1, 2011. All other terms of the agreement remained the same. As of December 1, 2012 the Company is continuing to occupy its office space on a month-to-month basis.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $20,499 and $17,675 for the nine-month periods ended March 31, 2013 and 2012, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of March 31, 2013.

As of March 31, 2013 Janus Cam, Planet Halo and Concierge Technologies settled the trademark infringement claim lodged by Alliance Wireless Technologies, Inc. for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Janus Cam, Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village has transitioned to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. The domain name “3rdeyecam.com” has also been reassigned to Alliance Wireless Technologies, Inc.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.	DISPOSAL

On January 31, 2013 the Company executed a Stock Redemption Agreement with Edward Wu, a former minority shareholder in Wireless Village and a shareholder in the Company. The Agreement provided for the exchange of Planet Halo shares held by Concierge Technologies for the return of 1,101,591 shares of Series B Convertible, Voting, Preferred stock held by Edward Wu. Consideration in addition to the shares is the forgiveness by Concierge of intercompany debt, which at closing was $66,307. To evaluate the transaction, reference is made to the aforementioned transaction wherein the Company issued Series B Convertible, Voting Preferred stock to acquire the non-controlling interest in its subsidiary Wireless Village. That valuation, $2,400,000 based on fair market value if the shares were converted to common stock, was applied to the percentage ownership of that class of stock held by Mr. Wu to be conveyed in the Redemption Agreement. The resulting fair value calculation of the shares being surrendered was $264,382. The transaction was recorded as debits of $1,102 in par value for the redeemed stock plus $263,280 in additional paid in capital. The offsetting credits included a gain on the sale of the subsidiary of $194,917 plus the remaining original investment in Planet Halo of $3,158 and the reversal of intercompany debt owed Concierge of $66,307. All assets and liabilities of Planet Halo as of January 31, 2013 were eliminated in consolidation as of March 31, 2013.

For presentation comparison purposes, the balance sheet as of June 30, 2012 has been adjusted to remove the Planet Halo contributions to assets and liabilities to separate line items; the condensed consolidated statement of operations for the three and nine-month periods ending March 31, 2012 has been adjusted to remove the effects of Planet Halo operations; and the condensed consolidated statement of cash flows has been adjusted to remove cash flows attributed to Planet Halo for the nine-month period ending March 31, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems. Planet Halo, a wholly owned subsidiary, has been involved with product research and development since July 2011 and as a result had no revenues for the nine month periods ending March 31, 2013 and 2012. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. At the close of the current quarter Janus Cam was our only subsidiary. Planet Halo operations are accounted for through January 31, 2013.

Since September 2010, Janus Cam has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. As a result, there is no income attributed to non-controlling interests on the condensed consolidated statement of operations for the 3-month period ending March 31, 2013.

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the nine month periods ending March 31, 2013 and 2012 as $913 and $378 respectively. These revenues are combined with hardware sales for Janus Cam, which for the nine months ended March 31, 2013, including cameras, were up 11% to $1,462,669 as compared to the nine month period ending March 31, 2012 where hardware sales were recorded as $1,319,272. Quarterly sales of hardware were down $156,217 to $433,723 for the three month period ended March 31, 2013 compared to $589,940 for the same period ended March 31, 2012. Management attributes the increase in sales volume over the comparative nine-month periods to a continuing presence at trade shows, a favorable regulatory environment, and growing market awareness of our product’s benefits. The slight downturn during the current quarter when compared to the prior year’s quarter is indicative of trade show appearances and timing of customer orders. In addition to revenues from hardware sales and support services, income included in the revenue totals for the nine month periods ending March 31, 2013 and 2012 also includes recovered shipping expenses charged to Janus Cam customers of $8,255 and $7,741 respectively. The comparative increase in shipping income, $514, or 7%, is a result of the 11% increase in sales volume and increased out-of-state hardware sales with the associated shipping subject to recovery. Also included in the nine-month total revenues at March 31, 2013 is a credit of $278 from a credit card company in exchange for use of their card, and at March 31, 2012 an adjustment to sales tax liability that resulted in an increase to revenues of $39,972 along with bank credits and other one-time adjustments for $1,275. These additional income items to the total revenues for the three month periods ended March 31, 2013 and 2012 were $2,063 and $3,749 respectively for shipping, zero ($0) and $39,972 for sales tax adjustment, and $278 and $1,275 respectively for credit card and bank adjustments. Because these income items, and most specifically the shipping charges, are insignificant to the overall revenues they have been consolidated onto one line item. Other income for the nine month periods ending March 31, 2013 and 2012 respectively were recorded at $751 and $40,527. Other income consisted of accrued interest receivable from related party notes of $751 at March 31, 2013 and at March 31, 2012 was comprised of a downwards adjustment to accrued interest payable of $38,381 and recovered shipping charges of $2,146. Accounts receivable, net allowance for doubtful accounts of $25,926 and $12,486, at March 31, 2013 and June 30, 2012 were recorded at $86,753 and $264,309 respectively, a decrease of $177,556 or 67%. The receipt of payment in relation to the period ending, not a decrease in general in account receivable aging, resulted in the lower accounts receivable. The overall aging of accounts or the risk of collection has not been affected.

Overall, consolidated net revenues of $1,471,364 for the nine month period ending March 31, 2013 were up $104,873 from $1,366,491 for the nine month period ending March 31, 2012, an increase of 8%, reflecting the increasing sales revenues of camera hardware during the current nine month period and the fiscal year in general. Cost of revenues for the nine month periods ending March 31, 2013 and 2012 were $832,941 and $774,085 respectively, representing a consistent percentage rate of gross profit. Contrary to consolidated net revenues for the nine month period, the three month period ended March 31, 2013 recorded a decrease in sales volume with a total of $436,797 in revenues compared to $635,131 recorded for the three month period ended March 31, 2012. Management attributes the quarterly sales decrease to the timing of customer orders and the Company’s presence at trade shows. The same margins hold essentially constant for the three month periods ended March 31, 2013 and 2012 with cost of revenues as $250,197 and $340,594 respectively when compared to the corresponding nine month periods.

Liquidity

In years prior to the growth of sales in our Janus Cam subsidiary our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. The amount of borrowed funds, cash through acquisitions, and funds from equity sales has been sufficient to pay the cost of legal and accounting fees as necessary to maintain a current reporting status with the Securities and Exchange Commission. However, sufficient funds have been unavailable to eliminate aging commercial and vendor accounts accrued from prior years.

During the prior and current fiscal year we have increased our revenues and profits and have been able to pay our contractors, commissioned sales people, advisors and vendors as remittance has become due. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the current fiscal year.

Although our senior management and board of directors of Concierge Technologies are continuing to provide services to the Company for the near term without cash compensation, we have no assurances that will continue to be the case or that adequate compensation can be arranged to secure their continued services. Directors of the subsidiary company, Janus Cam, are paid for their related operational responsibilities however receive no compensation for their duties as directors or officers of the company.

To better establish the Company as a provider of leading edge technology we transitioned our subsidiary Planet Halo to a product research and development platform. Funds for new product development were provided through unsecured loans granted from related parties which totaled $77,500 as of January 31, 2013. There were no such loans outstanding for the nine month period ending March 31, 2012 and no funds were provided by Janus Cam or profits earned in Concierge to Planet Halo. On January 31, 2013 the Planet Halo subsidiary was sold to a shareholder of Concierge and, integral to the sale, all intercompany debt was eliminated as well as the assets and liabilities of Planet Halo in the consolidated financial statements for the period ending March 31, 2013.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2013 Janus Cam, Planet Halo and Concierge Technologies settled the trademark infringement claim lodged by Alliance Wireless Technologies, Inc. for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Wireless Village, Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village has transitioned to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. The domain name “3rdeyecam.com” has also been reassigned to Alliance Wireless Technologies, Inc.

ITEM 1A.  RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not sold any unregistered equity securities for the period ending March 31, 2013.

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

On January 31, 2013 the Company executed a Stock Redemption Agreement with Edward Wu, a former minority shareholder in Wireless Village and a shareholder in the Company. The Agreement provides for the exchange of Planet Halo shares held by Concierge Technologies for the return of 1,105,591 shares of Series B Convertible, Voting, Preferred stock held by Edward Wu. Consideration in addition to the shares is the forgiveness by Concierge of intercompany debt, which at closing was $66,307. Edward Wu, through execution of the Agreement, becomes the sole shareholder of Planet Halo.

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
____________
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

CONCIERGE TECHNOLOGIES, INC.

Dated: May 24, 2013	By:	/s/ David W. Neibert
David W. Neibert, Chief Executive Officer