Form 10-K
period 2013-06-30
CONCIERGE TECHNOLOGIES INC
filed 2013-10-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	333-38838 (Commission File Number)	95-4442384 (IRS Employer I.D. Number)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑] No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☑
State issuer's revenues for its most recent fiscal year:  $2,219,626.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,817,672 computed by reference to the $0.0172 average of the bid and asked price of the Company's Common Stock on October 8, 2013.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 240,284,270 shares of Common Stock, $0.001 par value, and 206,186 shares of Series A Convertible, Voting, Preferred Stock, and 189,968,180 Series B Convertible, Voting, Preferred Stock on October 8, 2013. Series A Preferred stock is convertible, under certain conditions, to 5 shares of common stock for each share of Series A Preferred stock. Each share of Series A Preferred stock votes as 5 shares of common stock. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

Our Business.

Concierge, through its majority owned operating subsidiary Wireless Village, doing business as Janus Cam, is in the business of importing, selling, distributing and installing high-definition digital video recorders with GPS mapping, audio recording, wireless broadcasting, playback and security features as conceptualized to provide historical records of vehicle driving behavior and mobile incidents. During the current fiscal year, Concierge divested ownership interest in its wholly owned subsidiary, Planet Halo, who was engaged in new product research and development related to mobile incident reporting with the intent to develop, license, trademark and/or manufacture leading edge products within the industry.

On May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation.

On June 5, 2007 Planet Halo launched its first wireless broadband network designed for subscription access to the Internet. The second such network was completed in Ventura, California during the 2007-2008 fiscal year. Planet Halo continued to operate and expand the subscriber base until encountering insurmountable competition from disruptive technologies. The wireless business was discontinued during the fiscal year ended June 30, 2011 and a transition was made to research and development activities for in-vehicle video recording devices. In January 2013 we sold all of our interest in Planet Halo through a stock redemption agreement wherein a holder of Concierge Series B, Voting, Convertible Preferred stock exchanged a portion of those shares for all of the issued and outstanding stock in Planet Halo.

On January 23, 2008 we acquired all of the outstanding and issued shares of Wireless Village, a privately held Nevada corporation based in Cleveland, Ohio. Wireless Village’s assets include computer hardware, software, domain names, existing radio site infrastructure, and expertise in designing, operating, managing and maintaining wireless and wired networks, including video security systems. Wireless Village began transitioning to the business of mobile incident reporting, or “black box” technology, for vehicles during the fiscal year ended June 30, 2010. During September 2010 Wireless Village offered three knowledgeable individuals, a product manufacturer, and an industry lobbyist an equity stake in the company in exchange for providing their services and expertise, along with a potential client list, exclusively to Wireless Village. Accordingly, on October 8, 2010, Concierge Technologies conveyed approximately 49% of its equity in Wireless Village, in the aggregate, to the aforementioned group. As a result the focus of Wireless Village has been redirected to the business of mobile incident reporting technology and sales through the present time. A fictitious business name of 3rd Eye Cam was adopted and filed in the State of Nevada and, during the current fiscal year, that name was discontinued in favor of the current fictitious name Janus Cam. The company currently operates from leased offices in South San Francisco, CA.

During the current fiscal year Concierge Technologies, through a stock exchange agreement, acquired all of the shares owned by the minority shareholders of Wireless Village in exchange for shares of Concierge Technologies Series B, Voting, Convertible Preferred stock. As of June 30, 2013 Wireless Village is a wholly owned subsidiary of Concierge Technologies, Inc. and its only operating subsidiary.

Governmental Approval of Principal Products.  No governmental approval is required in the U.S. for Concierge's products.

Government Regulations.  There are no governmental regulations in the U.S. that apply to Concierge's sale of recording devices, and no specific license or approvals are required, with the exception of adoption by local industry associations or municipalities on a case-by-case basis of the Wireless Village devices meeting suitability for purpose standards.

Dependence on Major Customers and Suppliers.  Concierge is currently dependent upon its major supplier to continue to supply the recording products at quantities and prices as necessary to meet market demands. Concierge, through Wireless Village, does not expect to be reliant on a major customer, or group of customers, to meet its business objects for the foreseeable future.

Seasonality.  There should be no seasonal aspect to Concierge’s business.

Research and Development.  Concierge expended approximately $72,837 on research and development during fiscal year ending June 30, 2013.

Environmental Controls.  Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business.

Patents, Trademarks, Copyrights and Intellectual Property.  Concierge has trademarked its Personal Communications Attendant. It has no patents on the product. On March 13, 2013 a trademark was granted to Wireless Village for the name “Janus” as used in commerce for cameras and related equipment.

Number of Employees.  On June 30, 2013, we employed 6 persons full time and relied further on independent sales personnel, commissioned agents and contractors to perform additional sales exercises.

ITEM 2.    PROPERTIES.

We own no plants or real property.

Facilities

Our office facilities for Concierge Technologies are housed by our Chief Executive Officer, David Neibert, whose mailing address is 29115 Valley Center Rd., K-206, Valley Center, CA 92082. Our majority owned subsidiary, Wireless Village/dba Janus Cam, is operated from leased office space at 31 Airport Blvd., Suite G2, South San Francisco, CA 94080

ITEM 3.    LEGAL PROCEEDINGS.

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

As of May 6, 2012, the judgment had lapsed and there is no further effect. Although the judgment is no longer enforceable against Concierge, and Concierge is no longer domiciled in the state of jurisdiction where the judgment was entered, the amount of $135,000 continues to be listed among the accrued expenses of the company.

On May 16, 2012 Alliance Wireless Technologies, Inc. threatened legal action against Concierge Technologies, Planet Halo and Wireless Village alleging a trademark infringement concerning the name “3rd Eye Cam” in use by Wireless Village. On January 18, 2013 an Order of Dismissal was executed by the United States District Judge for the Northern District of Texas pursuant to a Settlement and Compromise Agreement entered into by the parties on November 2, 2012. The settlement terms included a payment of $2,500 by Wireless Village and forfeiture of its registered domain name, 3rdeyecam.com, to Alliance Wireless.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to shareholders for a vote for the fiscal year ended June 30, 2013.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock presently trades on the OTC Markets QB Exchange.  The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2012 and 2013.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Calendar 2011
3rd Qtr.	0.01	0.002
4th Qtr	0.012	0.003

Calendar 2012
1st Qtr.	0.014	0.004
2nd Qtr.	0.015	0.0025
3rd Qtr.	0.012	0.011
4th Qtr	0.021	0.013

Calendar 2013
1st Qtr	0.018	0.01
2nd Qtr	0.02	0.013

Holders

On June 30, 2013 there were approximately 350 holders of record of our common stock.

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
Penny Stock Regulations

Our common stock trades on the OTC Markets QB exchange at a price less than $5 a share and is subject to the rules governing "penny stocks."

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

Our shares likely will trade below $5 a share on the OTC Markets QB exchange and be, for some time at least, shares of a "penny stock" subject to the trading market impediments described above.

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

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration
11/9/10	40,000	Gonzalez & Kim	Services, Loan Fee	$20,000
9/8/12	560,000	Gonzalez & Kim	Cash and Debt Forgiveness	$112,000

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

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo, a wholly owned subsidiary, has been involved with product research and development since July 2011 and as a result had insignificant revenues for the years ending June 30, 2013 and 2012. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of June 30, 2013 Janus Cam is our only subsidiary. Planet Halo operations are accounted for through January 31, 2013 as discontinued operations and have been eliminated from the Consolidated Statements of Operation for the years ending June 30, 2013 and June 30, 2012 for comparison purposes. The assets and liabilities of Planet Halo are listed on the Consolidated Balance Sheet as of June 30, 2012 as those of “disposed subsidiary”.

Since September 2010, Janus Cam has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. As a result, there is no income attributed to non-controlling interests on the Consolidated Statements of Operations for the period commencing January 31, 2013 and ending June 30, 2013.

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the years ending June 30, 2013 and 2012 as $1,228 and $448 respectively. These revenues are combined with hardware sales for Janus Cam, which for the years ended June 30, 2013, including cameras, were down 9.2% to $2,207,756 as compared to the year ending June 30, 2012 where combined sales were recorded as $2,431,687. Management attributes the downturn during the current year when compared to the prior year’s revenues as indicative of the timing of customer orders and trade show appearances rather than a decline in overall sales performance. In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $11,557 for the years ending June 30, 2013 and $91,623 for 2012. Other income is comprised of recovered shipping expenses charged to Janus Cam customers of $11,557 for the year ended June 30, 2013 and for the year ended June 30, 2012 other income of $13,171 is attributed to recovered shipping expenses, a difference of $1,614 and generally in line with the difference in sales volume. The remaining balance in other income, $78,452, is attributed to one-time adjustments of calculated California sales tax liability of $39,972 and accrued loan interest downward adjustment of $38,381 with $99 in miscellaneous income. The comparative reduction in shipping income, approximately 12%, is a result of the 9.2% decline in sales volume and fluctuating changes with customer locations and the associated shipping costs subject to recovery. Accounts receivable, net allowance for doubtful accounts of $25,186 and $12,486, at June 30, 2013 and June 30, 2012 were recorded at $113,386 and $264,309 respectively, a decrease of $150,923 or 57%. The receipt of payment in relation to the period ending, not a decrease in general in account receivable aging, resulted in the lower accounts receivable. The overall aging of accounts or the risk of collection has not been affected.

Overall, consolidated net revenues, including other income, of $2,219,313 for the year ending June 30, 2013 were down $225,560 from $2,444,873 (after deducting adjustments to sales tax and interest from other income) for the year ending June 30, 2012, a decline of 9.2%. Cost of revenues for the year ending June 30, 2013 and 2012 were $1,237,813 and $1,372,543 respectively, representing a consistent percentage rate of gross profit of approximately 44%.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and totaled $9,439 for the year ending June 30, 2013 and $50,068 for the year ending June 30, 2012.

The company incurred a loss from continuing operations (before provisions for income taxes), for the year ended June 30, 2013 of $189,322 as compared to an income of $246,149 for the year ended June 30, 2012. After giving consideration to income tax of $22,763, income from discontinued operations (including gain on disposal) of $275,686, and loss attributed to non-controlling interest of $31,375, the net income on a consolidated basis for the year ended June 30, 2013 was $94,976 as compared to net income, after giving consideration to income tax of $800, loss from discontinued subsidiary of $8,429, and income attributed to non-controlling interest of $161,433, of $75,487 for the year ended June 30, 2012. This represents an increase in net income of $19,489 over the current year when compared to the previous year. Management attributes the increase to the gain on disposal of subsidiary offset by an increase in general administrative expenses, including the hire of additional staff, and the timing of customer orders with the end of the period. Overall, the net revenues and gross profits have remained consistent for the year ending June 30, 2013 when compared to the year ended June 30, 2012 when giving consideration to the one-time adjustments to other income for the year ended June 30, 2012.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to expand the sales and marketing effort of Wireless Village through implementation of distribution channels and addition of new products, including a branding and promotion of a proprietary product offering. Additionally, we intend to approach the consumer electronics market with a lower-cost version of the in-vehicle recording device. For the coming year we intend to focus on sourcing new technologies and/or devices synergistic to the business of Wireless Village, including the consumer market, and the industry of fleet management in general. By these initiatives we hope to:

●	continue to gain market share in the field of mobile incident reporting
●	increase our gross revenues,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	source and retain staff experienced in the field of software development and application of database report writing functions,
●	have sufficient cash reserves to pay down accrued expenses
●	attract partners in related fields of software development to participate in consolidated product bundling and service offerings involving our camera

Liquidity

In years prior to 2011, our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. We have recently converted the majority of those loans to convertible debentures maturing in 2014. We have been able, through operating revenues, to remain current on all debt service and vendor payables for the two years hence. However, sufficient funds have been unavailable to eliminate aging accounts accrued from years prior.

Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the coming fiscal year.

During the current fiscal year Concierge has begun to receive a management fee from Wireless Village for the cost of financial reporting, audits and corporate governance. A portion of this fee is paid to the Wallen Group, a California general partnership controlled by David Neibert, our CEO, for consulting services directed towards the administration of the Company. The management staff at Wireless Village, including two of our directors, are paid in accordance with employment contracts on a salaried basis. Other outside directors are not compensated for their efforts. The management fees charged to Wireless Village by Concierge are equal to estimates of the costs to be incurred relevant to maintaining our public reporting status and to operate the business of Concierge. Because Concierge has no other sources of income beyond the management fees there is no expectation of profits apart from those of Wireless Village on a consolidated basis for the coming fiscal year.

Off-Balance Sheet Arrangements

As of September 20, 2013, our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

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

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. and its subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses of $4,573,889. These factors along with those discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
October 15, 2013

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$39,444	$102,022
Accounts receivable, net allowance for doubtful accounts of $25,186 and $12,486, respectively	113,386	264,309
Due from related party	11,084	10,084
Inventory	190,281	37,442
Advance to supplier	4,900	-
Assets of disposed subsidiary	-	12,411
Total current assets	359,095	426,268

Security deposits	11,222	11,222
Property and equipment, net	14,978	6,799
Total assets	$385,295	$444,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$522,773	$452,638
Accounts payable - related parties	-	77,062
Advance from customers	202	9,250
Notes payable - related parties	28,000	150,000
Liabilities of disposed subsidiary	-	3,715
Total current liabilities	550,975	692,665

NON-CURRENT LIABILITIES:
Long term notes payable of disposed subsidiary	-	20,000
Related party convertible debenture, net	204,700	88,672
Total long term liabilities	204,700	108,672

Total liabilities	755,675	801,337

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001 at June 30, 2013 and 2012
Series A: 206,186 shares issued and outstanding	206	206
Series B: 9,498,409 and 273,333 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	9,498	273
Common stock, $0.001 par value; 900,000,000 shares authorized; 240,284,270 and 235,617,610 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	240,285	235,618
Additional paid-in capital	3,953,521	3,805,357
Accumulated deficit	(4,573,889)	(4,668,865)
Total	(370,380)	(627,411)
Non-controlling interest	-	270,364
Total deficit	(370,380)	(357,047)
Total liabilities and deficit	$385,295	$444,289

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30
	2013	2012
Net revenue	$2,207,756	$2,431,687

Cost of revenue	1,237,813	1,372,543

Gross profit	969,943	1,059,144

Operating expense

General & administrative expense	1,147,556	817,014

Other income (expense)
Other income	11,557	91,623
Interest expense	(13,827)	(37,536)
Beneficial conversion feature expense	(9,439)	(50,068)
Total other income (expense)	(11,709)	4,019

Income (Loss) from continuing operations before income taxes	(189,322)	246,149

Provision of income taxes	22,763	800

Income (Loss) from Continuing Operations	(212,085)	245,349

Income (Loss) from Discontinued Operations :
Gain on disposal of subsidiary	340,743	-
Loss from discontinued subsidiary	(65,057)	(8,429)
Income (Loss) from Discontinued Operations	275,686	(8,429)

Net Income	63,601	236,920

Income (loss) attributable to Non-controlling interest	(31,375)	161,433

Net Income attributable to Concierge Technologies	$94,976	$75,487

Weighted average shares of common stock
Basic	236,861,198	234,907,062
Diluted	237,391,751	234,925,111

Net income (loss) per common share - continuing operations
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Net income (loss) per common share - discontinued operations
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN DEFICIT
FOR THE YEAR ENDED JUNE 30, 2013

	Preferred Stock (Series A)		Preferred Stock (Series B)		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Concierges' Deficit	Non-Controlling Interest	Total Deficit
Balance at June 30, 2011	596,186	$596	273,333	$273	233,667,610	$233,668	$3,806,917	$(4,744,353)	$(702,899)	$108,931	$(593,968)

Series A preferred shares converted to common shares	(390,000)	(390)	-	-	1,950,000	1,950	(1,560)	-	-	-	-

Non-controlling Interest	-	-	-	-	-	-	-	-	-	161,433	161,433

Net income for the year ended June 30, 2012	-	-	-	-	-	-	-	75,487	75,487	-	75,487

Balance at June 30, 2012	206,186	206	273,333	273	235,617,610	235,618	3,805,357	(4,668,865)	(627,411)	270,364	(357,047)

Series B preferred shares issued in settlement of debenture	-	-	560,000	560	-	-	111,440	-	112,000	-	112,000

Forgiveness of related party loans	-	-	-	-	-	-	75,450	-	75,450	-	75,450

Series B preferred shares issued to acquire Non Controlling Interest	-	-	10,000,000	10,000	-	-	228,988	-	238,988	(238,988)	-

Series B preferred shares converted to common stock	-	-	(233,333)	(233)	4,666,666	4,667	(4,434)	-	-	-	-

Series B preferred shares cancelled in lieu of sale of subsidiary	-	-	(1,101,591)	(1,102)	-	-	(263,280)	-	(264,382)	-	(264,382)

Gain on sale of subsidiary	-	-	-	-	-	-	-	340,744	340,744	-	340,744

Net income from continuing operations for the year ended June 30, 2013	-	-	-	-	-	-	-	(245,768)	(245,768)	(31,375)	(277,144)

Balance at June 30, 2013	206,186	$206	9,498,409	$9,498	240,284,276	$240,285	$3,953,521	$(4,573,889)	$(370,380)	$-	$(370,380)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	For the Years Ended June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$94,976	$75,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on disposal of subsidiary	(340,744)	-
Non-controlling interest	(31,375)	161,433
Depreciation	4,607	1,804
Allowance for bad debt	12,700	12,486
Beneficial conversion feature expense	9,439	50,068
Amortization of debt issuance cost	1,888	10,014
(Increase) decrease in current assets:
Accounts receivable	138,223	(235,107)
Advance to supplier	(4,900)	-
Inventory	(152,839)	102,791
Security deposit	-	(3,500)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	165,974	(86,329)
Accounts payable - related parties	(1,612)	1,612
Advances from customers	(9,048)	(4,850)
Net cash provided by (used in) operating activities - continuing operations	(112,710)	85,909
Net cash provided by (used in) operating activities - discontinued operations	-	136
Net cash provided by (used in) operating activities	(112,710)	86,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(12,786)	(6,297)
Due from related party	(1,000)	980
Net cash used in investing activities - continuing operations	(13,786)	(5,317)
Net cash used in investing activities	(13,786)	(5,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(20,000)
Cash eliminated upon sales of Planet Halo	-	(12,410)
Net cash used in financing activities - continuing operations	-	(20,000)
Net cash provided by (used in) financing activities - discontinued operations	63,918	(12,410)
Net cash provided by (used in) financing activities	63,918	(32,410)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(62,579)	48,318

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	102,022	53,704

CASH & CASH EQUIVALENTS, ENDING BALANCE	$39,444	$102,022

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred shares converted to common shares	$-	$390
Series B preferred shares issued against convertible note	$112,000	$-
Forgiveness of accounts payable - related parties	$75,450	$-
Consolidation of PF notes into convertible debenture	$204,700	$-
Buyout of non-controlling interest in Wireless Village	$2,400,000	$-
Sale of Planet Halo shares to shareholder	$264,382	$-
Conversion of Series B preferred stock shares to common stock shares	$4,667	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment through its wholly owned subsidiary Wireless Village doing business as Janus Cam

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiary, Wireless Village. All significant inter-company transactions and accounts have been eliminated in consolidation. A wholly owned subsidiary of the Company, Planet Halo was disposed during the current year and hence, has been eliminated from the accompanying Consolidated Financial Statements.

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

Allowance for Doubtful Debts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determined that an allowance of $25,186 and $12,486 was necessary for the years ended June 30, 2013 and 2012, respectively.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  ASC Topic 280 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

Recent Accounting Pronouncements

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity: This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU Topic No. 2013-05 is effective for our fiscal year 2014, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2012-02

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

NOTE 3.    BASIC AND DILUTED NET LOSS PER SHARES

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, diluted net loss per share for the years ended June 30, 2013 and June 30, 2012 does not reflect the effects of shares potentially issuable upon conversion of convertible notes. These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share.

NOTE 4.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,573,889 as of June 30 2013, including a net income of $63,601 during the year ended June 30, 2013. The historical losses have adversely affected the liquidity of the Company. The current yearly operations resulted in a net income that, in part, was due to a gain of $275,686 through the disposal of its wholly owned subsidiary, Planet Halo, and although losses were minimal during the current fiscal year, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended June 30, 2013, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of Wireless Village, the sale of a non-revenue producing subsidiary, and (iv) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred. Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives.

Estimated Useful Lives
Furniture & Office Equipment	Three Years
Network Hardware & Software	Three Years
Site Installation Materials	Three Years

As of June 30, 2013 and June 30, 2012, property and equipment consisted of the following:

	June 30,	June 30,
	2013	2012
Furniture & Office Equipment	$15,392	$26,852
Network Hardware & Software	28,428	55,254
Site Installation Materials	-	1,813
Total Fixed Assets	43,820	83,919
Accumulated Depreciation	28,842	(77,120)
Total Fixed Assets, Net	$14,978	$6,799

Depreciation expense amounted to $4,607 and $1,804 for the years then ended June 30, 2013 and 2012, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of June 30, 2013 was $1,084.

Accounts Payable – Related Parties

Prior to May 2013, Concierge Technologies, Inc. had no bank account in its own name. The Wallen Group, a consulting company headed by the C.E.O. and director of the Company, maintained an administrative account for the Company. As of June 30, 2012, The Wallen Group was owed $1,612 by the Company. At June 30, 2013, the Company owed no money to the Wallen Group and the Wallen Group no longer maintained an administrative account for the Company.

As of June 30, 2012, the Company had accounts payable to a related party in the amount of $75,450 related to hardware purchases from 3rd Eye Cam, a California general partnership whose founders are now directors of Wireless Village. During the current fiscal year, the debt was forgiven and no balance is due as of June 30, 2013.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2013	June 30, 2012
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	$35,000
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 10%, unsecured and payable on December 31, 2012	-	28,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	14,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	20,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	15,000
Notes payable to shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	-	10,000
	28,000	150,000

Long-term related party notes payable consist of the following:

	June 30, 2012	June 30, 2011
Notes payable to shareholder, interest rate of 3%, unsecured and payable on April 1, 2014	-	20,000
	$-	$20,000

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature is being amortized over the 2-year life of the debenture and is listed on the Statement of Operations as “Beneficial conversion feature expense”. A total of $9,439 and $50,068 was amortized for the years ended June 30, 2013 and 2012. A total of $100,000 has been amortized with no balance remaining as of June 30, 2013.

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The accrued interest on this $204,700 convertible debenture as of June 30, 2013 was $4,991 and is included in the interest expense recorded for the year ending June 30, 2013. There was no beneficial conversion feature involved in the new note.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2013	June 30, 2012
Accounts payable	$279,992	$106,569
Tax reserve	44,881	94,595
Accrued judgment	135,000	135,000
Accrued interest	19,351	91,973
Auditing	24,500	24,500
Payroll Tax Liability	19,049	-
Total	$522,773	$452,638

NOTE 8.   EQUITY TRANSACTIONS

Shares Issued in Connection with Financing Cost

In connection with the debenture of September 8, 2010, the Company also paid a loan commitment fee in the form of 40,000 shares of Series B Convertible, Voting, Preferred stock, which could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 800,000 shares. The fair market value was set at the date of the issuance at $0.025 per share giving rise to a valuation of $20,000. This amount was amortized over the life of the debenture, two years, with the entire amount expensed as of September 8, 2012. The amount expensed for the years ending June 30, 2013 and 2012 were $1,888 and $9,986 respectively.

During the current year, the Company authorized 560,000 shares of Series B Convertible, Voting, Preferred stock in settlement of $100,000 due in principal and $12,000 due in accrued interest related to the convertible debenture described in detail under Note 6 herein.

Shares Issued to Acquire Non-Controlling Interest in Subsidiary

On January 31, 2013 the Company executed a Share Exchange Agreement with the minority shareholders of Wireless Village wherein the minority shareholders exchanged, in the aggregate, 817 shares of Wireless Village for 10,000,000 shares of Concierge Technologies, Inc. Series B Convertible, Voting, Preferred stock. The Series B Preferred stock can be converted after 270 days to common stock in a ratio of 1:20. Shareholders of Series B Preferred stock are entitled to 20 votes for each share of stock held in all matters that come before the shareholders for a vote. In evaluating the transaction, reference is made to the market value of the Company’s common stock, $0.12 per share, as applied to the shares issued in the transaction as though they had been converted to common stock, i.e. 200,000,000 shares of common stock pursuant to the 1:20 conversion ratio. The resulting value is equal to $2,400,000. However, the value was limited to the Non-Controlling Interest in Wireless Village as of January 31, 2008 of $238,988. The issuance of the shares was approved with the signing of the Stock Purchase Agreement and Wireless Village has become a wholly owned subsidiary of Concierge Technologies, Inc. as of January 31, 2013.

Shares Redeemed in Disposal of Subsidiary

On January 31, 2013 the Company executed a Stock Redemption Agreement with Edward Wu, a former minority shareholder in Wireless Village and a shareholder in the Company. The Agreement provided for the exchange of Planet Halo shares held by Concierge Technologies for the return of 1,101,591 shares of Series B Convertible, Voting, Preferred stock held by Edward Wu. Consideration in addition to the shares is the forgiveness by Concierge of intercompany debt, which at closing was $66,307. To evaluate the transaction, reference is made to the aforementioned transaction wherein the Company issued Series B Convertible, Voting Preferred stock to acquire the non-controlling interest in its subsidiary Wireless Village. That valuation, $2,400,000 based on fair market value if the shares were converted to common stock, was applied to the percentage ownership of that class of stock held by Mr. Wu to be conveyed in the Redemption Agreement. The resulting fair value calculation of the shares being surrendered was $264,382. The gain on the sale of the subsidiary was $275,686. All assets and liabilities of Planet Halo as of January 31, 2013 were eliminated in consolidation for the year ended June 30, 2013.

Preferred Stock Converted to Shares of Common Stock

A holder of 233,333 shares of Series B Convertible, Voting, Preferred stock exercised the conversion rights afforded that class of stock and, pursuant to those provisions, surrendered the Series B shares at a ratio of 1:20 in exchange for 4,666,667 shares of common stock.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   INCOME TAXES

Income tax for the years ended June 30, 2013 and 2012 is summarized as follows:

	2013	2012
Current tax, net	$22,763	$800
Deferred (tax)/ benefit	77,330	(115,115)
Change in valuation allowance	(77,330)	115,115
Income tax expense	$22,763	$800

Through June 30, 2012, the Company incurred net operating losses for tax purposes of approximately $4,597,192, which was increased to $4,795,953 due to operating loss for the year ended June 30, 2013 amounting to $198,761. The net operating loss carryforward for federal and state purposes may be used to reduce taxable income through the year 2031.

The gross deferred tax asset balance as of June 30, 2013 is approximately $1,876,153 after utilization of the amount of $77,330 against taxes computed on taxable income for the year ended June 30, 2013. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot be reasonably assured. Components of the deferred tax assets are limited to the Company's net operating loss carryforwards, and are presented as follows at June 30:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,795,953	$4,597,192
Deferred tax assets, net	1,876,153	1,798,823
Valuation allowance	(1,876,153)	(1,798,823)
Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended June 30:

	2013		2012
	Amount	Rate	Amount	Rate

Tax expense (benefit) at federal statutory rate	$(64,369)	-34.0%	$80,825	34.0%
State taxes, net of federal benefit	(16,736)	-8.8%	14,263	6.0%
Beneficial conversion expense	3,776	2.3%	20,027	8.4%
Minimum franchise tax	(800)	0.0%	(800)	0.0%
Change in valuation allowance	77,330	40.6%	(115,115)	-48.4%
Tax expense at actual rate	$(22,763)	0.0%	$(800)	0.0%

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Lease Commitment

During the current year the Company, through its subsidiary Wireless Village dba/Janus Cam, restructured its office leases such that it is no longer a tenant but rather a sub-tenant on a month-to-month basis for facilities located at 31 Airport Blvd. Suites G2, G3 and H. Although on a month-to-month basis, Janus Cam has agreed with the sub-landlord to assume the obligations under the lease and to pay rent directly to the landlord for the duration of the lease term, which expires in November 2014.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $28,784 and $24,349 for the years ended June 30, 2013 and 2012, respectively.

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

During the current year, Janus Cam, Planet Halo and Concierge Technologies settled the trademark infringement claim lodged by Alliance Wireless Technologies, Inc. for alleged unauthorized use of their registered trademark for the name “3rd Eye”. Janus Cam, Concierge Technologies and Planet Halo have removed the name reference to “3rd Eye Cam” from their websites and Wireless Village has transitioned to a new fictitious business name of “Janus Cam” as well as re-branding their product such that “3rd Eye Cam” is removed from use in the marketplace. The domain name “3rdeyecam.com” has also been reassigned to Alliance Wireless Technologies, Inc.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2013 and a description of the business experience of each.

Person	Offices	Office Held Since	Term of Office

David W. Neibert	C.E.O. and Director	2002	2014
Peter Park	Director	2013	2014
Samuel Wu	Director	2002	2014
Allen E. Kahn	Chairman, CFO and Director	1996	2014
Hansu Kim	Secretary and Director	2013	2014
Nelson Choi	Director	2013	2014
Matt Gonzalez	Director	2013	2014

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

Matt Gonzalez: Mr. Gonzalez is a graduate of Columbia College with a BA degree and Stanford Law School earning a JD in 1990. He was employed as a deputy public defender in the city of San Francisco from 1991 – 2000. In 2000 he was elected to the 11-member San Francisco Board of Supervisors and, in 2003, elected president. He has been an active campaigner for Rank Choice Voting in San Francisco, local ethics reform, minimum wage guidelines and other improvements to streamlining government while enhancing civil rights. Mr. Gonzalez ran for the office of mayor of San Francisco during 2003, narrowly defeated by Gavin Newsom, and continued to serve as president of the Board of Supervisors for an additional year under mayor Newsom.

Mr. Gonzalez was awarded the Premio Bert Corona by the California Mexican-American Political Association in 2004 and has given numerous commencement addresses at various California law schools over the past 7 years. Mr Gonzalez currently practices law in San Francisco and represents, among other associations, the San Francisco district attorney’s office of public defenders. Mr. Gonzalez is a partner in Gonzalez & Kim, a California partnership providing political consulting services to a number of industries in California. He is also a co-owner of DeSoto Cab Co in San Francisco. He joined Concierge as an investor in 2010 and became a director during 2013.

Hansu Kim.: Mr. Kim was born in New York City where he became a sports enthusiast competing in Tae Kwon Do and track cycle racing at the professional level. He studied political science at Cornell, Binghamton and Stanford Universities before beginning his career as a political consultant. As a partner in Gonzalez & Kim, Mr. Kim assisted San Francisco taxi companies with the regulatory issues surrounding the industry and eventually led him to his current position as a co-owner of DeSoto Cab Co in San Francisco during 2011. In addition to owning and operating DeSoto Cab, Mr. Kim is also the Executive Director of the San Francisco Taxi Coalition, the political director for the Medallion Holders Association, the vice president of the Taxi Paratransit Association of California, director of the Vision Insurance Co., and continues to assist clients in drafting and presentation of new ordinances, regulations and guidelines with respect to taxi operations in various municipalities. Mr. Kim became an investor in Concierge in 2010 and joined the board as a director during 2013.

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

Peter Park: Mr. Park graduated from City College of San Francisco with an Associate Degree in aircraft mechanics. Mr. Park also served in the US Air Force, C5 Crew Chief, on active duty for 6 years and reserve for 6 additional years as an aircraft mechanic. After military service, Mr. Park worked as an auditor for the corporate offices Georgiou for 5 years. Responsibilities included financial auditing of 78 retail stores located throughout the US. As a sales manager for Information Technology System in Korea, Mr. Park exported analytical instruments throughout Asia and photo transfer data services for news desks located in Korea. Mr. Park later started a branch office for GE Tech, headquartered in Korea, and continued exporting analytical instruments to Asia. Mr. Park has also been a residential and commercial agent for Coldwell Banker since 1997. He is fluent in both English and Korean languages. Together with Mr. Choi, he became a partner in 3rd Eye Cam importing and distributing mobile video devices from Korea during 2009. Joining Janus Cam in 2010 as its president, he has guided the company from a start-up concept to a successful enterprise. He has been a Concierge director since 2013.

Nelson Choi:  Mr. Choi is an experienced sales executive with 27 years devoted to the nationwide expansion of two major shoe retail companies, First Step and Shiekh Shoes, increasing domestic sales volume during his tenure.  He worked closely with major brands such as Reebok, Nike, New Era and Converse to develop new products and bring them successfully to market. Leveraging his sales and marketing experience he conceptualized and implemented a plan to source and market video recording devices for vehicles in 2009 by forming the partnership 3rd Eye Cam. Mr. Choi joined Janus Cam as Secretary/Treasurer and director of sales during 2010. Since that time he has been instrumental in building the business for Janus Cam from development stage to operational stability.

Peter Park is the brother-in-law of Nelson Choi. There are no other family relationships between the directors and officers.  There are no significant employees of Concierge who are not described above.

Conflicts of Interest

The officers and directors of the company who are not employees of our subsidiary company will not devote more than a portion of their time to the affairs of the company. There will be occasions when the time requirements of the company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

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

Audit committee.  We have no standing audit committee.  Our directors perform the functions of an audit committee.  Our limited operations make unnecessary a standing audit committee.  None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.    EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary, Commission, or Fees	Bonus	Common Stock Awards	Total

David Neibert, CEO (1)	FY 2013	25,000	0	0	25,000
	FY 2012	0	0	0	0
Allen Kahn, Chairman and CFO	FY 2013	0	0	0	0
	FY 2012	0	0	0	0
Peter Park, President Wireless Village	FY 2013	252,099	0	0	252,099
	FY 2012	157,0890	0	0	157,0890
Nelson Choi, Sec Wireless Village	FY 2013	217,803	0	0	217,803
	FY 2012	123,469	0	0	123,469

(1) The Wallen Group, a California general partnership controlled by David Neibert, was paid $25,000 during the current fiscal year for consulting and administrative services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

The directors of Concierge received the following compensation in FY 2013 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Hansu Kim	0	0	0	0	0	0	0
Peter Park	0	0	0	0	0	0	0
Nelson Choi	0	0	0	0	0	0	0
Samuel Wu	0	0	0	0	0	0	0
Allen E. Kahn	0	0	0	0	0	0	0
Matt Gonzalez	0	0	0	0	0	0	0

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the ownership, as of September 20, 2013 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock(5), by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned		Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	20,850,235		4.84%

Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437		4.83%

Gonzalez & Kim 150 Clement St. San Francisco, CA 94118	70,017,140	(2)	16.24%

Peter Park 15 Berryessa Way Hillsborough, CA 94010	44,063,640	(4)	10.22%

David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	9,475,593	(3)	2.20%

Nelson Choi 2571 Olympic Dr San Bruno, CA 94066	44,063,640	(5)	10.22%

Officers and Directors as a Group (6 n)	209,323,685	(6)	48.54%

(1)	Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.
(2)
Gonzalez & Kim is a California general partnership whose partners are Hansu Kim and Matt Gonzalez, both of whom are directors of the company. Their ownership is in the form of 3,500,857 shares of Concierge Series B Voting, Convertible, Preferred stock that, when converted at a ratio of 1:20, would equal to 70,017,140 shares of common stock. Their ownership rights are equal, thus they each are beneficial owners of 35,008,570 shares of common stock.

(3)	Mr. Neibert’s minor child owns 6,754 shares of common stock included in the calculation.
(4)	Peter Park owns 2,203,182 857 shares of Concierge Series B Voting, Convertible, Preferred stock that, when converted at a ratio of 1:20, would equal to 44,063,640 shares of common stock.
(5)	Nelson Choi owns 2,203,182 857 shares of Concierge Series B Voting, Convertible, Preferred stock that, when converted at a ratio of 1:20, would equal to 44,063,640 shares of common stock.
(6)	For purposes of calculating total shares of common stock, Series A and Series B issued shares are treated as though they have been converted into common stock.

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

Fiscal Year ended June 30, 2013	$35,000
Fiscal Year ended June 30, 2012	$35,000

    Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2013	$-0-
Fiscal Year ended June 30, 2012	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2013	$-0-
Fiscal Year ended June 30, 2012	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2013	$-0-
Fiscal Year ended June 30, 2012	$-0-

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

CONCIERGE TECHNOLOGIES, INC.

Date: October xx, 2013	By:	/s/ David W. Neibert
David W. Neibert, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2013	/s/ David W. Neibert
David W. Neibert, C.E.O. and Director

Date: October 15, 2013	/s/ Allen E. Kahn
Allen E. Kahn, Chief Financial Officer and Director

Date: October 15, 2013	/s/ Peter Park
Peter Park, Director

Date: October 15, 2013	/s/ Hansu Kim
Hansu Kim, Secretary and Director

Date: October 15, 2013	/s/ Samuel C.H. Wu
Samuel C.H. Wu, Director

Date: October 15, 2013	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: October 15, 2013	/s/ Nelson Choi
Nelson Choi, Director

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