Form 10-Q
period 2013-09-30
CONCIERGE TECHNOLOGIES INC
filed 2013-11-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, there were 240,284,270 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 9,498,409 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$63,108	$39,444
Accounts receivable, net allowance for doubtful accounts of $25,186	99,378	113,386
Due from related party	11,337	11,084
Inventory	144,708	190,281
Advance to supplier	-	4,900
Payroll Advances	1,935	-
Total current assets	320,466	359,095

Security deposits	11,222	11,222
Property and equipment, net	13,777	14,978
Total assets	$345,465	$385,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$535,404	$522,773
Advance from customers	282	202
Notes payable - related parties	28,000	28,000
Total current liabilities	563,686	550,975

NON-CURRENT LIABILITIES:
Related party convertible debenture, net	204,700	204,700
Total long term liabilities	204,700	204,700

Total liabilities	768,386	755,675

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding at September 30, 2013 and June 30, 2013	206	206
Series B: 9,498,409 shares issued and outstanding at at September 30, 2013 and June 30, 2013	9,498	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 240,284,270 shares issued and outstanding at at September 30, 2013 and June 30, 2013	240,285	240,285
Additional paid-in capital	3,953,521	3,953,521
Accumulated deficit	(4,626,430)	(4,573,889)
Total Stockholders' deficit	(422,921)	(370,380)
Total liabilities and Stockholders' deficit	$345,465	$385,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ending
	September 30,
	2013	2012

Net revenue	$561,899	$624,577

Cost of revenue	351,558	355,689

Gross profit	210,341	268,888
	37%	43%
Operating expense

General & administrative expense	308,547	220,334

Operating Income (Loss)	(98,206)	48,554

Other income (expense)
Other income	49,701	252
Interest expense	(3,236)	(6,007)
Beneficial conversion feature expense	-	(9,439)
Total other income (expense)	46,465	(15,194)

Income (Loss) from continuing operations before income taxes	(51,741)	33,359

Provision of income taxes	800	800

Income (Loss) from Continuing Operations	(52,541)	32,559

Income (Loss) from Discontinued Operations :
Loss from discontinued subsidiary	-	(43,942)
Income (Loss) from Discontinued Operations	-	(43,942)

Net Loss	(52,541)	(11,383)

Income attributable to Non-controlling interest	-	25,834

Net Loss attributable to Concierge Technologies	$(52,541)	$(37,217)

Weighted average shares of common stock *
Basic	240,284,270	235,617,610
Diluted	240,284,270	244,915,200

Net loss per common share - continuing operations
Basic & Diluted	$(0.00)	$0.00
	$(0.00)	$0.00

Net loss per common share - discontinued operations
Basic & Diluted	$-	$(0.00)
	$-	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	For the Three-Month Periods Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(52,541)	$(37,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-controlling interest	-	25,834
Depreciation	1,759	677
Beneficial conversion feature expense	-	9,439
Amortization of debt issuance cost	-	1,888
(Increase) decrease in current assets:
Accounts receivable	14,008	(14,844)
Advance to supplier	4,900	-
Inventory	45,573	(11,604)
Payroll Advance	(1,935)	-
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	12,631	(50,487)
Accounts payable - related parties	-	(902)
Advances from customers	80	-
Net cash provided by (used in) operating activities - continuing operations	24,475	(77,217)
Net cash provided by (used in) operating activities	24,475	(77,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(558)	(510)
Due from related party	(253)	(252)
Net cash used in investing activities - continuing operations	(811)	(762)
Net cash used in investing activities	(811)	(762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities - discontinued operations	-	57,500
Net cash provided by financing activities	-	57,500

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	23,664	(20,478)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	39,444	114,433

CASH & CASH EQUIVALENTS, ENDING BALANCE	$63,108	$93,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	-	-
Income taxes	-	-
	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares issued for debt and accrued interest	$-	$112,000
Forgiveness of accounts payable - related parties	$-	$(75,450)

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

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2013 Form 10-K filed on October 15, 2013 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiary, Wireless Village. All significant inter-company transactions and accounts have been eliminated in consolidation. A wholly owned subsidiary of the Company, Planet Halo was disposed during the year ended June 30, 2013 and has been eliminated from the three-month period ending September 30, 2012 of the accompanying Condensed Consolidated Financial Statements for comparison purposes.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,626,430 as of September 30, 2013, including a net loss of $52,541 during the three-month period ended September 30, 2013. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2013, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategy of its subsidiary, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 31, 2013 and June 30, 2013:

	September 31, 2013	June 30, 2013
Furniture & Office Equipment	$15,392	$15,392
Network Hardware & Software	28,986	28,428
Total Fixed Assets	44,378	43,820
Accumulated Depreciation	(30,601)	(28,842)
Total Fixed Assets, Net	$13,777	$14,978

Depreciation expense amounted to $1,759 and $677 for the three-month periods ended September 30, 2013 and 2012, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of September 30, 2013 was $1,337.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2013	June 30, 2013
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on December 31, 2012	1,000	1,000
	$28,000	$28,000

Interest expense for notes payable for the three month periods ended September 30, 2013 and 2012 amounted to $2,969 and $4,474. For the period ended September 30, 2013, an additional $267 was accrued to credit card interest,

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the 2-year life of the debenture and is listed on the Statement of Operations as “Beneficial conversion feature expense”. A total of $9,439 was amortized for the three-month period ended September 30, 2012 with no balance remaining thereafter.

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and becomes due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of September 30, 2013 was $2,551 and is included in the interest expense recorded for the three-month period ending September 30, 2013. There was no beneficial conversion feature involved in the new note.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2013	June 30, 2013
Accounts payable	$343,025	$279,992
Tax reserve	823	44,881
Accrued judgment	135,000	135,000
Accrued interest	23,612	19,351
Auditing	18,000	24,500
Payroll Tax Liability	14,944	19,049
Total	$535,404	$522,773

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Lease Commitment

During the prior fiscal year the Company, through its subsidiary Wireless Village dba/Janus Cam, restructured its office leases such that it is no longer a tenant but rather a sub-tenant on a month-to-month basis for facilities located at 31 Airport Blvd. Suites G2, G3 and H. Although on a month-to-month basis, Janus Cam has agreed with the sub-landlord to assume the obligations under the lease and to pay rent directly to the landlord for the duration of the lease term, which expires in November 2014.

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $9,002 and $5,693 for the three-month periods ended September 30, 2013 and 2012, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of September 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of September 30, 2013 Janus Cam is our only subsidiary. Planet Halo operations for the previous year are accounted for as discontinued operations and have been eliminated from the Condensed Consolidated Statements of Operation for the three-month period ending September 30, 2012 for comparison purposes.

Since September 2010, Janus Cam has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. As a result, there is no income attributed to non-controlling interests on the Consolidated Statements of Operations for the three-month period ending September 30, 2013 whereas for the three-month period ending September 30, 2012 the non-controlling interest contributed $25,824 of income which was eliminated in the total net loss attributed to Concierge Technologies of $37,217.

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the three-month periods ending September 30, 2013 and 2012 as $81and $35 respectively. These revenues are combined with hardware sales for Janus Cam, which for the three-month period ended September 30, 2013, including cameras, were down 9.5% to $561,899 as compared to the three-month period ending September 30, 2012 where combined sales were recorded as $621,237. Management attributes the downturn during the current three-month period when compared to the prior three-month period revenues to the effects of transitioning to next generation product. Inventory of discontinued product was sold at a discount and replacement inventory of next generation product was insufficient to immediately fulfill customer orders. Management expects this trend may continue into the following three-month period before being completely resolved through stabilized inventory levels.

In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $49,701 and $3,592 for the three-month periods ending September 30, 2013 and 2012 respectively. Other income is comprised of recovered shipping expenses charged to Janus Cam customers of $3,700 for the three-month period ended September 30, 2013 and for the three-month period ended September 30, 2012 other income of $3,340 is attributed to recovered shipping expenses, a difference of $360 and considered an insignificant amount by management. The remaining balance in other income for the three-month period ending September 30, 2013, $46,001, is attributed to a downward adjustment of calculated California sales tax liability from fiscal year ending June 30, 2011 of $44,649 and a downward adjustment in accrued expenses of $1,100 with $252 being recorded in interest income. Interest income for the three-month period ending September 30, 2012 of $252 was also included in other income and accounted for the remainder of the total amount recorded. Accounts receivable, net allowance for doubtful accounts of $25,186, at September 30, 2013 and June 30, 2013 were recorded at $99,378 and $113,386 respectively, a decrease of $14,008 or 12%. The receipt of payment in relation to the period ending, not a decrease in general in account receivable aging, resulted in the lower accounts receivable. The overall aging of accounts or the risk of collection has not been affected.

Overall, consolidated net revenues, including other income and adjustments to sales tax liability, of $611,590 for the three-month period ending September 30, 2013 were down $13,239 from $624,829, a decline of 2%. Cost of revenues for the year ending June 30, 2013 and 2012 were $351,558 and $355,689 respectively, representing a drop in gross profit of approximately 6% due to the discounted product sold during the current period.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and totaled $9,439 for the three-month period ending September 30, 2012 There was no further amortization and no amount was recorded for the three-month period ended September 30, 2013.

The company incurred a loss from continuing operations (before provisions for income taxes), for the three-month period ended September 30, 2013 of $51,741 as compared to an income of $33,359 for the three-month period ended September 30, 2012. After giving consideration to provision for income tax of $800, the net loss on a consolidated basis for the three-month period ended September 30, 2013 was $52,541 as compared to net loss, after giving consideration to income tax of $800, loss from discontinued subsidiary of $43,942, and income attributed to non-controlling interest of $25,834, of $32,217 for the three-month period ended September 30, 2012. This represents an increase in operating losses of $20,324 over the current three-month period when compared to the same period of the previous year. Management attributes the increase in losses to the transition to a new product and the sale of existing inventory at discounts. Adding to the expenses, and thus the operating loss, during the current period was an increase in general administrative expense, including the hire of additional staff, increased insurance and medical coverage expenses, product development, and increase of office space in preparation for the new product launch.

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

During the current quarter we have maintained our revenue stream and continued progression towards overall profitability while paying our management team, contractors, commissioned sales people, advisors and vendors as remittance has become due. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the current fiscal year.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of September 30, 2013.

ITEM 1A.       RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the information required by this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not sold any unregistered equity securities for the period ending September 30, 2013.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          (REMOVED AND RESERVED).

ITEM 5.          (REMOVED AND RESERVED).

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

CONCIERGE TECHNOLOGIES, INC.

Dated: November 14, 2013	By:	/s/ David W. Neibert
David W. Neibert
Chief Executive Officer