Form 10-Q
period 2013-12-31
CONCIERGE TECHNOLOGIES INC
filed 2014-02-14
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 10, 2013, there were 240,284,270 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 9,498,409 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2013	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$402	$39,444
Accounts receivable, net allowance for doubtful accounts of $25,186	166,682	113,386
Due from related party	11,589	11,084
Inventory, net	272,484	190,281
Other current assets	1,935	4,900
Total current assets	453,092	359,095

Security deposits	11,222	11,222
Property and equipment, net	12,812	14,978
Total assets	$477,126	$385,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$672,093	$522,773
Advance from customers	10,117	202
Notes payable - related parties	38,000	28,000
Notes payable	50,000	–
Total current liabilities	770,210	550,975

NON-CURRENT LIABILITIES:
Related party convertible debenture, net	204,700	204,700

Total liabilities	974,910	755,675

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding at December 31, 2013 and June 30, 2013	206	206
Series B: 9,498,409 shares issued and outstanding at at December 31, 2013 and June 30, 2013	9,498	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 240,284,270 shares issued and outstanding at at December 31, 2013 and June 30, 2013	240,285	240,285
Additional paid-in capital	3,953,521	3,953,521
Accumulated deficit	(4,701,294)	(4,573,889)
Total Stockholders' deficit	(497,784)	(370,380)
Total liabilities and Stockholders' deficit	$477,126	$385,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three-Month Periods Ending		For the Six-Month Periods Ending
	December 31,		December 31,
	2013	2012	2013	2012
Net revenue	$513,751	$407,889	$1,075,650	$1,029,126

Cost of revenue	296,794	227,054	648,352	582,743

Gross profit	216,957	180,834	427,298	446,383

Operating expense

General & administrative expense	291,831	309,720	600,378	530,164

Operating Loss	(74,874)	(128,886)	(173,080)	(83,781)

Other income (expense)
Other income	3,699	2,852	53,148	6,191
Interest expense	(3,688)	(2,717)	(6,672)	(8,362)
Beneficial conversion feature expense	–	–	–	(9,439)
Total other income (expense)	11	135	46,476	(11,610)

Loss from continuing operations before income taxes	(74,863)	(128,751)	(126,604)	(95,391)

Provision of income taxes	–	800	800	800

Loss from Continuing Operations	(74,863)	(129,551)	(127,404)	(96,191)

Loss from Discontinued Operations :
Loss from discontinued subsidiary	–	(698)	–	(44,640)
Loss from Discontinued Operations	–	(698)	–	(44,640)

Net Loss	(74,863)	(130,249)	(127,404)	(140,831)

Loss attributable to Non-controlling interest	–	(57,209)	–	(31,375)

Net Loss attributable to Concierge Technologies	$(74,863)	$(73,040)	$(127,404)	$(109,456)

Weighted average shares of common stock *
Basic	240,284,270	235,617,610	240,284,270	235,617,610
Diluted	240,284,270	244,915,200	240,284,270	244,915,200

Net loss per common share - continuing operations
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share - discontinued operations
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	For the Six-Month Periods Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(127,404)	$(109,456)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest	–	(31,375)
Depreciation	3,592	1,697
Allowance for bad debt	–	13,440
Beneficial conversion feature expense	–	9,439
Amortization of debt issuance cost	–	1,888
(Increase) decrease in current assets:
Accounts receivable	(53,296)	101,969
Inventory	(82,203)	(164,540)
Other current assets	2,965	–
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	149,320	39,940
Accounts payable - related parties	–	(1,318)
Advances from customers	9,915	100
Net cash used in operating activities - continuing operations	(97,111)	(138,216)
Net cash used in operating activities	(97,111)	(138,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,426)	(3,427)
Due from related party	(505)	(504)
Net cash used in investing activities - continuing operations	(1,931)	(3,931)
Net cash used in investing activities	(1,931)	(3,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	10,000	–
Proceeds from notes payable	50,000	–
Net cash provided by financing activities - continuing operations	60,000	–
Net cash provided by financing activities - discontinued operations	–	57,500
Net cash provided by financing activities	60,000	57,500

NET DECREASE IN CASH & CASH EQUIVALENTS	(39,042)	(84,646)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	39,444	114,433

CASH & CASH EQUIVALENTS, ENDING BALANCE	$402	$29,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	–	–
Income taxes	–	–
	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares issued for debt and accrued interest	$–	$112,000
Forgiveness of accounts payable - related parties	$–	$(75,450)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiary, Wireless Village. All significant inter-company transactions and accounts have been eliminated in consolidation. A wholly owned subsidiary of the Company, Planet Halo was disposed during the year ended June 30, 2013 and has been eliminated from the three and six-month periods ending December 31, 2012 of the accompanying Condensed Consolidated Financial Statements for comparison purposes.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,701,294 as of December 31, 2013, including a net loss of $127,404 during the six-month period ended December 31, 2013. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2013, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategy of its subsidiary, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Furniture & Office Equipment	$15,392	$15,392
Network Hardware & Software	29,854	28,428
Total Fixed Assets	45,246	43,820
Accumulated Depreciation	(32,434)	(28,842)
Total Fixed Assets, Net	$12,812	$14,978

Depreciation expense amounted to $3,592 and $1,697 for the six-month periods ended December 31, 2013 and 2012, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each and the related accrued interest receivable. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest was $1,589 as of December 31, 2013 and $1,084 as of June 30, 2013.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31, 2013	June 30, 2013
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on January 25, 2014	10,000	–

	$38,000	$28,000

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the 2-year life of the debenture and is listed on the Statement of Operations as “Beneficial conversion feature expense”. A total of $9,439 was amortized for the six-month period ended December 31, 2012 with no balance remaining thereafter.

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and becomes due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of December 31, 2013 was $10,120. There was no beneficial conversion feature involved in the new note.

Interest expense for all related party notes payable, including convertible debentures, for the six-month periods ended December 31, 2013 and 2012 amounted to $6,090 and $7,089.

NOTE 6	NOTES PAYABLE

On November 8, 2013 Janus Cam entered into a short term note agreement with a non-affiliate individual for the amount of $50,000 that earns interest at 10% per annum payable in monthly installments until maturity at February 19, 2014. Proceeds from the loan were used to pay down vendor invoices and the loan is secured by an equal value of inventory

NOTE 7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2013	June 30, 2013
Accounts payable	$481,962	$279,992
Sales Tax reserve	3,981	44,881
Accrued judgment	135,000	135,000
Accrued interest	25,902	19,351
Accrued Expenses	12,959	24,500
Payroll Tax Liability	12,289	19,049
Total	$672,093	$522,773

NOTE 8.	COMMITMENTS AND CONTINGENCIES

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

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $18,595 and $11,387 for the six-month periods ended December 31, 2013 and 2012, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of December 31, 2013.

NOTE 9.	MAJOR CUSTOMERS

During the three and six months ended December 31, 2013, we sold products to one significant customer whose sales comprised $90,600. Net accounts receivable from this customer at December 31, 2013 was $90,600. This customer is not related to or affiliated with us.

During the three and six months ended December 31, 2012, there was no single customer who represented 10% or more of the Company's total revenue.

NOTE 10.	SUBSEQUENT EVENTS

On January 24, 2014, prior to the due date of a note payable to an affiliate in the amount of $10,000, the note holder agreed to extend the due date to February 25, 2014. The extension of the due date was granted without penalty or increase in the original interest rate of 6% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of December 31, 2013 Janus Cam is our only subsidiary. Planet Halo operations for the previous year are accounted for as discontinued operations and have been eliminated from the Condensed Consolidated Statements of Operation for the three and six-month periods ending December 31, 2012 for comparison purposes.

Since September 2010, Janus Cam has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. As a result, there is no income attributed to non-controlling interests on the Consolidated Statements of Operations for the three and six-month periods ending December 31, 2013 whereas for the three and six-month periods ending December 31, 2012 the non-controlling interest contributed losses of $57,209 and $31,375 respectively which were eliminated in the total net loss attributed to Concierge Technologies of $73,040 for the three-month period ending December 31, 2012 and $109,456 for the six-month period ending December 31, 2012.

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the six-month periods ending December 31, 2013 and 2012 as $381 and $180 respectively. These revenues are combined with hardware sales for Janus Cam, which for the six-month period ended December 31, 2013, including cameras, were up 4.5% to $1,075,650 as compared to the six-month period ending December 31, 2012 where combined sales were recorded as $1,029,126. Quarterly combined sales for the three-month period ending December 31, 2013 were $513,751, up $105,862 over the same period ending December 31, 2013. Management attributes the increase in sales revenues during the current three-month period when compared to the prior three-month period revenues to the effects of transitioning to next generation product. Inventory of discontinued product was sold at a discount during most of the six-month period and replacement inventory of next generation product was not available to fulfill customer orders until late in December. Although combined sales revenues were up, gross profit margins were down 3% for the six month period ending December 31, 2013 as compared to the six month period ending December 31, 2012. Management anticipates stabilized inventory levels will result in a return to historical gross margins for the balance of the current fiscal year.

In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $53,148 and $6,191 for the six-month periods ending December 31, 2013 and 2012 respectively. Other income is comprised of recovered shipping expenses charged to Janus Cam customers of $3,699 and $2,852 for the three-month periods ended December 31, 2013 and 2012 with $7,399 and $5,788 recorded for the six-month periods ending December 31, 2013 and 2012 respectively, and generally in line with the increase in sales volume when comparing the two periods. The remaining balance in other income for the six-month period ending December 31, 2013, $46,001, is attributed to a downward adjustment of calculated California sales tax liability from fiscal year ending June 30, 2011 of $44,649 and a downward adjustment in accrued expenses of $1,100. Accounts receivable, net allowance for doubtful accounts of $25,186, at December 31, 2013 and June 30, 2013 were recorded at $166,682 and $113,386 respectively, an increase of $53,296 or 47%. The increase is primarily due to sales of product at the end of the period, and during the holiday season, where payment was not received until the subsequent quarter. The receipt of payment in relation to the period ending, not an increase in general in account receivable aging, resulted in the higher accounts receivable. The overall aging of accounts or the risk of collection has not been affected.

Overall, consolidated net revenues, including other income and adjustments to sales tax liability, of $1,128,797 for the six-month period ending December 31, 2013 were up $93,480 from $1,035,317, an increase of 9%. Cost of revenues for the six-month periods ending December 31, 2013 and 2012 were $648,352 and $582,743 respectively, representing a drop in gross profit of approximately 3% due in part to the discounted, discontinued product sold during the period.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and totaled $9,439 for the six-month period ending December 31, 2012. There was no further amortization and no amount was recorded for the six-month period ended December 31, 2013.

The company incurred a loss from continuing operations (before provisions for income taxes), for the six-month period ended December 31, 2013 of $126,604 as compared to loss of $95,391 for the six-month period ended December 31, 2012. This represents an increase in operating losses of $31,213 over the current six-month period when compared to the same period of the previous year. Management attributes the increase in losses to the transition to a new product and the sale of existing inventory at discounts. Adding to the expenses, and thus the operating loss, during the current period was an increase in general administrative expense, including the hire of additional staff, increased insurance and medical coverage expenses, product development, and increase of office space in preparation for the new product launch.

Liquidity

During the current fiscal year we have maintained our revenue stream and continued progression towards overall profitability while paying our management team, contractors, commissioned sales people, advisors and vendors as remittance has become due. We have reacted to cash shortfalls by borrowing funds on short term loan agreements from insiders or persons known to management to be interested in such investments. To date we have been able to repay these loans when due from operating profits, but may find need to increase our short term borrowing in order to purchase inventory of next generation product in anticipation of growing sales demand. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the current fiscal year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 4.	Controls and Procedures

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

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of December 31, 2013.

Item 1A.	Risk Factors

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any unregistered equity securities for the period ending December 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On November 8, 2013 Janus Cam entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrues at an annual rate of 10% and is payable in monthly installments with a maturity date of February 19, 2013.

On November 25, 2013 Concierge Technologies entered into a Note Agreement with an affiliate of the Company in the amount of $10,000 bearing interest at the annual rate of 6% with a maturity date of January 25, 2014. The proceeds of the Note were used to engage the services of a professional investor relations firm. As of February 10, 2014, the Note Agreement has been amended such that the maturity date is now February 25, 2014.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: February 14, 2014	By:	/s/ David W. Neibert
David W. Neibert, Chief Executive Officer

