Form 10-Q
period 2014-03-31
CONCIERGE TECHNOLOGIES INC
filed 2014-05-15
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

As of May 14, 2014, there were 240, 337,841 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 9,498,409 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$41,205	$39,444
Accounts receivable, net allowance for doubtful accounts of $25,186	290,399	113,386
Due from related party	11,835	11,084
Inventory, net	277,872	190,281
Other current assets	1,935	4,900
Total current assets	623,246	359,095

Security deposits	11,222	11,222
Property and equipment, net	13,884	14,978
Total assets	$648,352	$385,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$786,985	$522,773
Advance from customers	6,718	202
Notes payable - related parties	78,000	28,000
Notes payable	50,000	-
Convertible Debenture, net	85,500	-
Related party convertible debenture, net	204,700	-
Total current liabilities	1,211,903	550,975

NON-CURRENT LIABILITIES:
Related party convertible debenture, net	-	204,700
Total long term liabilities	-	204,700

Total liabilities	1,211,903	755,675

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding at March 31, 2014 and June 30, 2013	206	206
Series B: 9,498,409 shares issued and outstanding at at March 31, 2014 and June 30, 2013	9,498	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 240,337,841 shares issued and outstanding at at March 31, 2014 and 240,284,270 as of June 30, 2013	240,339	240,285
Additional paid-in capital	3,954,217	3,953,521
Accumulated deficit	(4,767,810)	(4,573,889)
Total Stockholders' deficit	(563,551)	(370,380)
Total liabilities and Stockholders' deficit	$648,352	$385,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ending		For the Nine-Month Periods Ending
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue	$668,560	$436,797	$1,744,209	$1,471,364

Cost of revenue	362,187	250,197	1,010,538	832,941

Gross profit	306,373	186,600	733,671	638,423

Operating expense

General & administrative expense	372,658	190,971	973,035	789,110

Operating Loss	(66,284)	(4,371)	(239,364)	(150,687)

Other income (expense)
Other income	4,763	247	57,910	751
Interest expense	(4,995)	(2,875)	(11,667)	(12,041)
Beneficial conversion feature expense	-	-	-	(9,439)
Total other income (expense)	(233)	(2,628)	46,243	(20,729)

Loss from continuing operations before income taxes	(66,517)	(6,998)	(193,121)	(171,416)

Provision of income taxes	-	-	800	800

Loss from Continuing Operations	(66,517)	(6,998)	(193,921)	(172,216)

Gain on disposal of subsidiary	-	194,917	-	194,917

Net Income (Loss)	(66,517)	187,919	(193,921)	22,701

Loss attributable to Non-controlling interest	-	-	-	(31,375)

Net Income (Loss) attributable to Concierge Technologies	$(66,517)	$187,919	$(193,921)	$54,076

Weighted average shares of common stock *
Basic & Diluted	240,308,347	235,720,174	240,292,119	235,928,721

Net loss per common share - continuing operations
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share - discontinued operations
Basic & Diluted	$-	$0.00	$-	$0.00

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the Nine-Month Periods Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(193,921)	$54,076
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on disposal of subsidiary		(194,917)
Non-controlling interest	-	(31,375)
Depreciation	5,500	2,926
Allowance for bad debt	-	13,440
Beneficial conversion feature expense	-	9,439
Amortization of debt issuance cost	-	1,888
Share based compensation	750	-
(Increase) decrease in current assets:
Accounts receivable	(177,013)	150,676
Advance to supplier	-	(2,000)
Inventory	(87,591)	(81,089)
Other current assets	2,965	(34,165)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	264,212	(32,379)
Accounts payable - related parties	-	(1,612)
Advances from customers	6,516	302
Net cash used in operating activities - continuing operations	(178,582)	(144,791)
Net cash used in operating activities	(178,582)	(144,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,406)	(11,093)
Due from related party	(751)	(1,811)
Net cash used in investing activities - continuing operations	(5,157)	(12,904)
Net cash used in investing activities	(5,157)	(12,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	50,000	-
Proceeds from notes payable & debentures	135,500	-
Cash eliminated upon disposal of subsidiary	-	(5,992)
Net cash provided by financing activities - continuing operations	185,500	(5,992)
Net cash provided by financing activities - discontinued operations	-	57,500
Net cash provided by financing activities	185,500	51,508

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,761	(106,187)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	39,444	114,433

CASH & CASH EQUIVALENTS, ENDING BALANCE	$41,205	$8,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$1,615	$-
Income taxes paid	$800	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares converted to common shares	$-	$4,667
Series B preferred shares issued for debt and accrued interest	$-	$112,000
Convertible debenture converted from notes payable and accrued interest	$-	$204,700
Forgiveness of accounts payable - related parties	$-	$75,450
Series B preferred shares issued to acquire non-controlling interest in subsidiary	$-	$2,400,000
Series B preferred shares cancelled in lieu of sale of subsidiary	$-	$264,382

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiary, Wireless Village. All significant inter-company transactions and accounts have been eliminated in consolidation. A wholly owned subsidiary of the Company, Planet Halo, was disposed during the year ended June 30, 2013 and has been eliminated from the nine-month period ending March 31, 2013 of the accompanying Condensed Consolidated Financial Statements for comparison purposes.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,767,810 as of March 31, 2014, including a net loss of $193,921 during the nine-month period ended March 31, 2014. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended March 31, 2014, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategy of its subsidiary, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Furniture & Office Equipment	$15,392	$15,392
Network Hardware & Software	32,834	28,428
Total Fixed Assets	48,226	43,820
Accumulated Depreciation	(34,342)	(28,842)
Total Fixed Assets, Net	$13,884	$14,978

Depreciation expense amounted to $5,500 and $2,926 for the nine-month periods ended March 31, 2014 and 2013, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of March 31, 2014 was $1,835.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31, 2014	June 30, 2013
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	1,000	1,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on July 31, 2014	10,000
Notes payable to directors/shareholder, interest rate of 10%, unsecured and payable on demand	40,000

	$78,000	$28,000

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the 2-year life of the debenture and is listed on the Statement of Operations as “Beneficial conversion feature expense”. A total of $9,439 was amortized for the nine-month period ended March 31, 2013 with no balance remaining thereafter.

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and becomes due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of March 31, 2014 was $12,616. There was no beneficial conversion feature involved in the new note.

Interest expense for all related party notes payable, including the convertible debenture, for the nine-month periods ended March 31, 2014 and 2013 amounted to $9,274 and $12,041.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2014	June 30, 2013
Accounts payable	$572,125	$279,992
Sales Tax reserve	1,460	44,881
Accrued judgment	135,000	135,000
Accrued interest	30,233	19,351
Accrued Expenses	3,500	24,500
Payroll Tax Liability	44,667	19,049
Total	$786,985	$522,773

NOTE 7.  NOTES PAYABLE

On November 8, 2013 Janus Cam entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrues at an annual rate of 10% and is payable in monthly installments with a maturity date of February 19, 2014. On February 19, 2014 the lender agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share.

NOTE 8.  CONVERTIBLE DEBENTURES

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note is convertible, at the option of the debenture holder, to unregistered common shares after September 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 8, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to September 19, 2014, hence, if, as of September 19, 2014, the debenture is not repaid, Company will account for the embedded derivative as of that date.

On March 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 29, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on December 28, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to October 29, 2014 hence, if, after October 29, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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
Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $28,435 and $20,499 for the nine-month periods ended March 31, 2014 and 2013, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of March 31, 2014.

NOTE 10.  SUBSEQUENT EVENTS

On April 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after November 29, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 28, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of March 31, 2014 Janus Cam is our only subsidiary. Planet Halo operations for the previous year have been eliminated from the Condensed Consolidated Statements of Operation for the three and nine-month periods ending March 31, 2013 for comparison purposes and a net gain of $194,917 from the sale of the subsidiary has been recorded.

Since September 2010, Janus Cam has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. As a result, there is no income attributed to non-controlling interests on the Consolidated Statements of Operations for the three and nine-month periods ending March 31, 2014 whereas for the three and nine-month periods ending March 31, 2013 the non-controlling interest contributed losses of $0 and $31,375 respectively which were eliminated in the total net income attributed to Concierge Technologies of $187,919 for the three-month period ending March 31, 2013 and $54,076 for the nine-month period ending March 31, 2013.

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the nine-month periods ending March 31, 2014 and 2013 as $560 and $913 respectively. These revenues are combined with hardware sales for Janus Cam, which for the nine-month period ended March 31, 2014, including cameras, were up 19.2% to $1,744,209 as compared to the nine-month period ending March 31, 2013 where combined sales were recorded as $1,463,582. Quarterly combined sales for the three-month period ending March 31, 2014 were $668,560, up $234,104 over the same period ending March 31, 2013. Management attributes the increase in sales revenues during the current three-month period when compared to the prior year three-month period revenues to the effects of transitioning to next generation product. Inventory of discontinued product was sold at a discount during a portion of the nine-month period and replacement inventory of next generation product was not available in sufficient quantities to fulfill all customer orders until late in nine-month period. The transition from discounted inventory to next generation inventory during the period from November 2013 through February 2014 caused for lower gross profit margins overall for the nine-month period ending March 31, 2014 by 1% when compared to the nine-month period ending March 31, 2013; however a return to more profitable sales during the current quarter ending March 31, 2014 resulted in a 3% increase in gross profit margin over that of the three-month period ending March 31, 2013.

In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $57,910 and $8,533 for the nine-month periods ending March 31, 2014 and 2013 respectively. Other income is comprised of recovered shipping expenses charged to Janus Cam customers of $2,663 and $2,063 for the three-month periods ended March 31, 2014 and 2013 with $10,062 and $4,915 recorded for the nine-month periods ending March 31, 2014 and 2013 respectively, and generally in line with the increase in sales volume when comparing the two periods. The remaining balance in other income for the nine-month period ending March 31, 2014, $47,849, is attributed to a downward adjustment of calculated California sales tax liability from fiscal year ending June 30, 2011 of $44,649, cash back allowances from credit card companies of $2,100, and a downward adjustment in accrued expenses of $1,100. Accounts receivable, net allowance for doubtful accounts of $25,186, at March 31, 2014 and June 30, 2013 were recorded at $315,585 and $113,386 respectively, an increase of $202,199 or 178%. The increase is primarily due to sales of product at the end of the period where payment was not received until the subsequent quarter, or where agreed upon payment terms were accepted. The receipt of payment in relation to the period ending, not an increase in general in account receivable aging, resulted in the higher accounts receivable. The overall aging of accounts or the risk of collection has not been adversely affected.

Overall, consolidated net revenues, including other income and adjustments to sales tax liability, of $1,802,119 for the nine-month period ending March 31, 2014 were up $330,004 from $1,472,115, an increase of 22.4%. Cost of revenues for the nine-month periods ending March  31, 2014 and 2013 were $1,010,538 and $832,941 respectively, representing a slight drop in gross profit of approximately 1% due in part to the discounted, discontinued product sold during the period.

On September 8, 2010 we entered into a loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $100,000, together with accrued interest at the rate of 6% per annum, into shares of our Series B Convertible, Voting, Preferred stock at the conversion rate of $0.20 per share. The Series B Convertible, Voting, Preferred stock could then be further converted to common stock at a ratio of 1:20 after being held for a minimum period of 270 days from the date of issuance. The result of the conversion to common stock would be the issuance of 10,000,000 shares with a fair market value set at the date of the debenture at $0.025 creating a beneficial conversion feature to the debenture equal to $100,000. The cost of the beneficial conversion feature was amortized over the life of the debenture, two years, and totaled $9,439 for the nine-month period ending March 31, 2013. There was no further amortization and no amount was recorded for the nine-month period ended March 31, 2014.

The company incurred a loss from continuing operations (before provisions for income taxes and after giving consideration to the non-controlling interest), for the nine-month period ended March 31, 2014 of $193,121 as compared to net income of $54,876 for the nine-month period ended March 31, 2013. This represents an increase in operating losses of $247,997 over the current nine-month period when compared to the same period of the previous year. In order to more clearly compare the two periods the gain realized from the sale of our subsidiary and the losses attributed to the non-controlling interests are segregated resulting in a comparative loss of $171,415 for the nine-month period ending March 31, 2013 as compared to the loss of $193,121 for the nine-month period ending March 31, 2014, a difference of $21,706. The additional losses are attributed to the discounting of old inventory during the transition period resulting in lower profit margins coupled with the cost of product development, marketing, and staffing increases required to place next generation product into production.

Liquidity

During the current fiscal year we have maintained our revenue stream and continued progression towards overall profitability while paying our management team, contractors, commissioned sales people, advisors and vendors as remittance has become due. We have reacted to cash shortfalls by borrowing funds on short term loan agreements from insiders or persons known to management to be interested in such investments and also from unrelated third parties through funding of convertible debentures. To date we have been able to repay these loans when due from operating profits, but may find need to increase our short term borrowing in order to purchase inventory of next generation product in anticipation of growing sales demand. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the current fiscal year.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of March 31, 2014.

Item 1A.   Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not sold any unregistered equity securities for the period ending March 31, 2014.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information

On November 8, 2013 Janus Cam entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrues at an annual rate of 10% and is payable in monthly installments with a maturity date of February 19, 2014. On February 19, 2014 the lender agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share.

On January 8, 2014 Concierge Technologies entered into a Note Agreement with an affiliate of the Company in the amount of $10,000 bearing interest at the annual rate of 6% with a maturity date of July 31 2014. The proceeds of the Note were used to engage the services of a professional investor relations firm.

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note is convertible, at the option of the debenture holder, to unregistered common shares after September 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 8, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to September 19, 2014, hence, if, as of September 19, 2014, the debenture is not repaid, Company will account for the embedded derivative as of that date.

On March 27, 2014 an affiliate advanced $40,000 to our subsidiary, Janus Cam, on an unsecured short term basis with the proceeds directed to the payment of vendor invoices for inventory. The advance is to be repaid together with accrued interest of 10% per annum by Janus Cam on demand by the lender. The principal amount of the advance has been included in Notes payable-related parties on the Condensed Consolidated Balance Sheet.

On March 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 29, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on December 28, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to October 29, 2014 hence, if, after October 29, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

On May 12, 2014 the Company convened a telephonic board meeting, after notice duly given, wherein Matt Gonzalez was nominated and appointed as temporary Chief Financial Officer to perform all duties of the office, including review of this form 10Q filing, until such time as our duly appointed Chief Financial Officer, Allen Kahn, has recovered from his recent medical related impairments.

Item 6.    Exhibits

The following exhibits are filed, by incorporation and by reference, as part of this Form 10-Q:

Exhibit No.	Description

2	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

2	Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc., Bill Robb and Daniel Britt.++

3.1	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

3.7	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+

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

CONCIERGE TECHNOLOGIES, INC.

Dated: May 15, 2014	By:	/s/ David W. Neibert
David W. Neibert, Chief Executive Officer