Form 10-K
period 2014-06-30
CONCIERGE TECHNOLOGIES INC
filed 2014-10-10
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☑

State issuer's revenues for its most recent fiscal year:  $2,268,127.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,795,793 computed by reference to the $0.009 average of the bid and asked price of the Company's Common Stock on September 29, 2014.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 244,684,088 shares of Common Stock, $0.001 par value, and 206,186 shares of Series A Convertible, Voting, Preferred Stock, and 9,498,409 Series B Convertible, Voting, Preferred Stock on September 29, 2014. Series A Preferred stock is convertible, under certain conditions, to 5 shares of common stock for each share of Series A Preferred stock. Each share of Series A Preferred stock votes as 5 shares of common stock. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

Our Business.

Concierge, through its majority owned operating subsidiary Wireless Village, doing business as Janus Cam, is in the business of importing, selling, distributing and installing high-definition digital video recorders with GPS mapping, audio recording, wireless broadcasting, playback and security features as conceptualized to provide historical records of vehicle driving behavior and mobile incidents. During the previous fiscal year, Concierge divested ownership interest in its wholly owned subsidiary, Planet Halo, who was engaged in new product research and development related to mobile incident reporting with the intent to develop, license, trademark and/or manufacture leading edge products within the industry.

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

On January 23, 2008 we acquired all of the outstanding and issued shares of Wireless Village, a privately held Nevada corporation based in Cleveland, Ohio. Wireless Village’s assets include computer hardware, software, domain names, existing radio site infrastructure, and expertise in designing, operating, managing and maintaining wireless and wired networks, including video security systems. Wireless Village began transitioning to the business of mobile incident reporting, or “black box” technology, for vehicles during the fiscal year ended June 30, 2010. During September 2010 Wireless Village offered three knowledgeable individuals, a product manufacturer, and an industry lobbyist an equity stake in the company in exchange for providing their services and expertise, along with a potential client list, exclusively to Wireless Village. Accordingly, on October 8, 2010, Concierge Technologies conveyed approximately 49% of its equity in Wireless Village, in the aggregate, to the aforementioned group. As a result the focus of Wireless Village has been redirected to the business of mobile incident reporting technology and sales through the present time. A fictitious business name of 3rd Eye Cam was adopted and filed in the State of Nevada and, during the previous fiscal year, that name was discontinued in favor of the current fictitious name Janus Cam. The company currently operates from leased offices in South San Francisco, CA.

During the previous fiscal year Concierge Technologies, through a stock exchange agreement, acquired all of the shares owned by the minority shareholders of Wireless Village in exchange for shares of Concierge Technologies Series B, Voting, Convertible Preferred stock. As of June 30, 2014 Wireless Village is a wholly owned subsidiary of Concierge Technologies, Inc. and its only operating subsidiary.

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

Dependence on Major Customers and Suppliers.  Concierge is currently dependent upon its major supplier to continue to supply the recording products at quantities and prices as necessary to meet market demands. Concierge, through Wireless Village, does not expect to be reliant on a single major customer to meet its business objects for the foreseeable future.

Seasonality.  There should be no seasonal aspect to Concierge’s business.

Research and Development.  Concierge expended approximately $40,180 on research and development during fiscal year ending June 30, 2014.

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

Number of Employees.  On June 30, 2014, we employed 5 persons full time and relied further on independent sales personnel, commissioned agents and contractors to perform additional sales exercises.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to shareholders for a vote for the fiscal year ended June 30, 2014.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock presently trades on the OTC Markets QB Exchange.  The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for fiscal years ended June 30, 2013 and 2014.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Calendar 2012
3rd Qtr.	0.012	0.011
4th Qtr	0.021	0.013

Calendar 2013
1st Qtr	0.018	0.010
2nd Qtr	0.020	0.013
3rd Qtr.	0.012	0.011
4th Qtr	0.021	0.013

Calendar 2014
1st Qtr	0.049	0.009
2nd Qtr	0.014	0.0114

Holders

On June 30, 2014 there were approximately 350 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

Our company did not sell any shares of its common stock during the last three years, however on February 19, 2014 we issued 53,571 unregistered shares of our common stock to a holder of a note receivable from Janus Cam as a fee in exchange for agreement to extend the maturity date. The transaction was recorded as an expense of $750 based on the market value of our stock as of the date of issue.

Our company sold the following shares of its Series B Convertible, Voting, Preferred Stock during the last three years without registering the shares. Each share of Series B Convertible, Voting, Preferred Stock is convertible into 20 shares of common stock and carries a vote equal to 20 shares of common stock in all matters brought before the shareholders for vote.

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration

9/8/12	560,000	Gonzalez & Kim	Cash and Debt Forgiveness	$112,000

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note is convertible, at the option of the debenture holder, to unregistered common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to August 19, 2014, hence, if, as of August 19, 2014, the debenture is not repaid, Company will account for the embedded derivative as of that date.

On March 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after September 22, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on December 28, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to September 22, 2014 hence, if, after September 22, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

On April 25, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 26, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 28, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to October 26, 2014 hence, if, after October 26, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

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

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo, a wholly owned subsidiary, had been involved with product research and development since July 2011 and as a result had insignificant revenues for the years ending June 30, 2013 and 2012. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of June 30, 2014 Janus Cam is our only subsidiary. Planet Halo operations are accounted for through January 31, 2013 as discontinued operations and have been eliminated from the Consolidated Balance Sheet for the year ending June 30, 2013 for comparison purposes.

Since September 2010, Janus Cam has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. As a result, there is no income attributed to non-controlling interests on the Consolidated Statements of Operations for year ending June 30, 2014.

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the years ending June 30, 2014 and 2013 as $8,743and $1,228 respectively. These revenues are combined with hardware sales for Janus Cam which, for the years ended June 30, 2014, were up 2.4% to $2,259,385 as compared to the year ending June 30, 2013 where hardware sales were recorded as $2,206,528. Combined hardware and support revenues were $2,268,127 and $2,207,756 for the years ending June 30, 2014 and June 30, 2013 respectively, an increase of 2.7%. Management attributes the increase in revenues during the current year when compared to the prior year’s revenues as indicative of the timing of customer orders and trade show appearances rather than an increase in overall sales performance. In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $58,701 for the years ending June 30, 2014 and $11,557 for 2012. Other income is comprised of recovered shipping expenses charged to Janus Cam customers of $11,557 for the year ended June 30, 2013 and for the year ended June 30, 2014 other income of $13,437 is attributed to recovered shipping expenses, a difference of $1,880 and generally in line with the difference in sales volume. The remaining balance in other income, $45,264, is attributed to a downward adjustment of calculated California sales tax liability of $44,649, a correction connected to the liabilities recorded in the sale of Planet Halo of $1,100, credit card balance adjustments of $2,100, a decrease in the cost of goods sold of $12,080 and a downwards adjustment in inventory of $14,715. Accounts receivable, net allowance for doubtful accounts of $25,186, at June 30, 2014 and June 30, 2013 were recorded at $159,047and $113,386 respectively, an increase of $45,661 or 40%. The receipt of payment in relation to the period ending, not an increase in general in account receivable aging, resulted in the lower accounts receivable. The overall aging of accounts or the risk of collection has not been affected.

Overall, consolidated net revenues, including other income, of $2,326,828 for the year ending June 30, 2014 were up $107,515 from $2,219,313 (after deducting adjustments to sales tax and interest from other income) for the year ending June 30, 2013, an increase of 4.8%. Cost of revenues for the year ending June 30, 2014 and 2013 were $1,318,657and $1,237,813 respectively, representing a decrease in gross profit percentage of approximately 2%. Management attributes the decline in gross profit margin to the transition to a new product necessitating the discounted liquidation of then-existing inventory.

The company incurred a loss from continuing operations (before provisions for income taxes), for the year ended June 30, 2014 of $319,019 as compared to a loss of $189,322 for the year ended June 30, 2013. After giving consideration to income tax of $800, the net loss on a consolidated basis for the year ended June 30, 2014 was $319,819 as compared to net income, after giving consideration to income tax of $22,763, income from discontinued operations (including gain on disposal of our subsidiary) of $275,686, and loss attributed to non-controlling interest of $31,375, for the year ended June 30, 2013 of $94,976. Our net loss from continuing operations has increased by $107,734 to $319,819 over the current year when compared to the previous year where net loss from continuing operations was $212,085, including income tax provision. Management attributes the increased loss to heightened staff expenses, including hiring of additional employees, new employee agreements and the related benefit costs, lower profit margins to liquidate discontinued product and the cost of new product development coupled with loan interest on borrowed funds.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to expand the sales and marketing effort of Janus Cam through implementation of distribution channels and addition of new products, including a branding and promotion of a proprietary product offering. Additionally, we intend to approach the consumer electronics market with a lower-cost version of the in-vehicle recording device. For the coming year we intend to focus on sourcing new technologies and/or devices synergistic to the business of Janus Cam, including the consumer market, and the industry of fleet management in general. By these initiatives we hope to:

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

Liquidity

In years prior to 2011, our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. We have been able, through operating revenues, to remain current on all debt service and vendor payables for the two years hence. However, sufficient funds have been unavailable to eliminate aging note payables accrued from years prior and repayment of debts incurred during the current year.

Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the coming fiscal year.

During the current fiscal year Concierge has begun to receive a management fee from Janus Cam for the cost of financial reporting, audits and corporate governance. A portion of this fee is paid to the Wallen Group, a California general partnership controlled by David Neibert, our CEO, for consulting services directed towards the administration of the Company. The management staff at Janus Cam, including two of our directors, are paid in accordance with employment contracts on a salaried basis. Other outside directors are not compensated for their efforts. The management fees charged to Janus Cam by Concierge are equal to estimates of the costs to be incurred relevant to maintaining our public reporting status and to operate the business of Concierge. Because Concierge has no other sources of income beyond the management fees there is no expectation of profits apart from those of Janus Cam on a consolidated basis for the coming fiscal year.

Off-Balance Sheet Arrangements

As of September 30, 2014, our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. and its subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses of $4,893,709. These factors along with those discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
September 30, 2014

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$20,454	$39,444
Accounts receivable, net allowance for doubtful accounts of $25,186	159,047	113,386
Due from related party	12,084	11,084
Inventory, net	474,034	190,281
Other current assets	2,285	4,900
Total current assets	667,904	359,095

Security deposits	11,222	11,222
Property and equipment, net	12,456	14,978
Total assets	$691,582	$385,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$953,578	$522,773
Advance from customers	6,753	202
Notes payable - related parties	48,000	28,000
Notes payable	50,000	-
Convertible Debenture, net	118,000	-
Related party convertible debenture, net	204,700	-
Total current liabilities	1,381,031	550,975

NON-CURRENT LIABILITIES:
Related party convertible debenture, net	-	204,700
Total long term liabilities	-	204,700

Total liabilities	1,381,031	755,675

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding at June 30, 2014 and 2013	206	206
Series B: 9,498,409 shares issued and outstanding at at June 30, 2014 and 2013	9,498	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 240,337,841 shares issued and outstanding at at June 30, 2014 and 240,284,270 as of June 30, 2013	240,339	240,285
Additional paid-in capital	3,954,217	3,953,521
Accumulated deficit	(4,893,709)	(4,573,889)
Total	(689,449)	(370,380)
Total liabilities and Stockholders' deficit	$691,582	$385,295

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30
	2014	2013
Net revenue	$2,268,127	$2,207,756

Cost of revenue	1,318,657	1,237,813

Gross profit	949,471	969,943

Operating expense

General & administrative expense	1,307,571	1,147,556

Operating Loss	(358,100)	(177,612)

Other income (expense)
Other income	58,701	11,557
Interest expense	(19,620)	(13,827)
Beneficial conversion feature expense	-	(9,439)
Total other income (expense)	39,081	(11,709)

Loss from continuing operations before income taxes	(319,019)	(189,322)

Provision of income taxes	800	22,763

Loss from Continuing Operations	(319,819)	(212,085)

Income (Loss) from Discontinued Operations :
Income from Discontinued Operations (including Gain on disposal of subsidiary)	-	340,743
Loss from discontinued subsidiary	-	(65,057)
Income (Loss) from Discontinued Operations	-	275,686

Net Income (Loss)	(319,819)	63,601

Loss attributable to Non-controlling interest	-	(31,375)

Net Income (Loss) attributable to Concierge Technologies	$(319,819)	$94,976

Weighted average shares of common stock *
Basic & Diluted	240,337,841	236,861,198
Diluted	240,337,841	237,391,751

Net loss per common share - continuing operations
Basic & Diluted	$(0.001)	$(0.001)
Diluted	$(0.001)	$(0.001)

Net loss per common share - discontinued operations
Basic & Diluted	$0.001	$(0.000)
Diluted	$0.001	$(0.000)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN DEFICIT
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Preferred Stock (Series A)		Preferred Stock (Series B)		Common Stock				Total
	Number of	Par	Number of	Par	Number of	Par	Additional	Accumulated	Concierges'
	Shares	Value	Shares	Value	Shares	Value	Paid In Capital	Deficit	Deficit
Balance at July 1, 2012	206,186	206	273,333	273	235,617,610	235,618	3,805,357	(4,668,865)	(627,411)

Series B preferred shares issued in settlement of debenture	-	-	560,000	560	-	-	111,440	-	112,000

Forgiveness of related party loans	-	-	-	-	-	-	75,450	-	75,450

Series B preferred shares issued to acquire Non Controlling Interest	-	-	10,000,000	10,000	-	-	228,988	-	238,988

Series B preferred shares converted to common stock	-	-	(233,333)	(233)	4,666,666	4,667	(4,434)	-	-

Series B preferred shares cancelled in lieu of sale of subsidiary	-	-	(1,101,591)	(1,102)	-	-	(263,280)	-	(264,382)

Gain on sale of subsidiary	-	-	-	-	-	-	-	340,744	340,744

Net income from continuing operations for the year ended June 30, 2013	-	-	-	-	-	-	-	(245,768)	(245,768)

Balance at June 30, 2013	206,186	$206	9,498,409	$9,498	240,284,276	$240,285	$3,953,521	$(4,573,889)	$(370,380)

Common stock issued for loan commitment fee					53,571	54	696		750

Net loss for the year ended June 30, 2014								$(319,819)	(319,819)

Balance at June 30, 2014	206,186	206	9,498,409	9,498	240,337,847	240,339	3,954,217	(4,893,709)	(689,449)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	For the years ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(319,819)	$94,976
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on disposal of subsidiary	-	(340,743)
Non-controlling interest	-	(31,375)
Depreciation	7,582	4,607
Allowance for bad debt	-	12,700
Beneficial conversion feature expense	-	9,439
Amortization of debt issuance cost	-	1,888
Share based compensation	750	-
(Increase) decrease in current assets:
Accounts receivable	(45,661)	138,223
Advance to supplier	-	(4,900)
Inventory	(283,753)	(152,839)
Other current assets	2,615	-
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	430,805	165,974
Accounts payable - related parties	-	(1,612)
Advances from customers	6,551	(9,048)
Net cash used in operating activities - continuing operations	(200,931)	(112,710)
Net cash used in operating activities	(200,931)	(112,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,060)	(12,786)
Due from related party	(1,000)	(1,000)
Net cash used in investing activities - continuing operations	(6,060)	(13,786)
Net cash used in investing activities	(6,060)	(13,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	20,000	-
Proceeds from notes payable & debentures	168,000	-
Net cash provided by financing activities - continuing operations	188,000	-
Net cash provided by financing activities - discontinued operations	-	63,918
Net cash provided by financing activities	188,000	63,918

NET DECREASE IN CASH & CASH EQUIVALENTS	(18,990)	(62,579)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	39,444	102,022

CASH & CASH EQUIVALENTS, ENDING BALANCE	$20,454	$39,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$4,301	$-
Income taxes paid	$6,800	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series B preferred shares converted to common shares	$-	$4,667
Series B preferred shares issued for debt and accrued interest	$-	$112,000
Convertible debenture converted from notes payable and accrued interest	$-	$204,700
Forgiveness of accounts payable - related parties	$-	$75,450
Common Stock issued as loan fee	$750

Series B preferred shares issued to acquire non-controlling interest in subsidiary	$-	$2,400,000
Series B preferred shares cancelled in lieu of sale of subsidiary	$-	$264,382

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiary, Wireless Village. All significant inter-company transactions and accounts have been eliminated in consolidation. A wholly owned subsidiary of the Company, Planet Halo, was disposed during the previous year and hence has been eliminated from the accompanying Consolidated Financial Statements for the period ending June 30, 2013 for comparison purposes.

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

Allowance for Doubtful Debts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determined that an allowance of $25,186 was necessary for the years ended June 30, 2014 and 2013.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  . The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Diluted net loss per share for the years ended June 30, 2014 did not reflect the effects of shares potentially issuable upon conversion of convertible notes. These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share in 2014. However, diluted net income per share for the years ended June 30, 2013 was reflected the effects of shares potentially issuable upon conversion of convertible notes.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $4,893,709 as of June 30 2014, including a net loss of $319,819 during the year ended June 30, 2014. The historical losses have adversely affected the liquidity of the Company. The current yearly operations resulted in a net loss that, in part, was due to an increase in interest payable on accrued notes, the need to liquidate obsolete product at a discount, and the cost to design and launch a new product. The Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended June 30, 2014, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategies of Wireless Village, and (iv) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

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

Estimated Useful Lives
Furniture & Office Equipment	Three Years
Network Hardware & Software	Three Years
Site Installation Materials	Three Years

As of June 30, 2014 and June 30, 2013, property and equipment consisted of the following:

	June 30,	June 30,
	2014	2013
Furniture & Office Equipment	$15,392	$15,392
Network Hardware & Software	33,488	28,428
Site Installation Materials	-	-
Total Fixed Assets	48,880	43,820
Accumulated Depreciation	36,425	28,842
Total Fixed Assets, Net	$12,456	$14,978

Depreciation expense amounted to $7,582 and $4,607 for the years then ended June 30, 2014 and 2013, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of June 30, 2014 was $2,084.

Notes receivable to related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of June 30, 2013 was $1,084.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2014	June 30, 2013
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	1,000	1,000
Notes payable to director/shareholder, interest rate of 10%, unsecured and payable on demand (1)	10,000	-
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on July 31, 2014	10,000	-
	48,000	28,000

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The accrued interest on this $204,700 convertible debenture for the years ended June 30, 2014 and June 30, 2013 was $10,120 and $4,991 respectively and is included in the interest expense recorded for the years ending June 30, 2014 and June 30, 2013.

(1)
 On March 27, 2014 our subsidiary, Wireless Village, accepted a cash loan from an affiliate of a director in the amount of $40,000. The loan had a balance due of $10,000 as of June 30, 2014. The loan is unsecured and payable on demand. The amount of balance due, $10,000, is included in the amount listed for “Notes payable – related parties” on the Consolidated Balance Sheet as of June 30, 2014.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2014	June 30, 2013
Accounts payable	$677,563	$279,992
Sales tax payable	1,181	44,881
Accrued judgment	135,000	135,000
Accrued interest	35,154	19,351
Auditing	24,500	24,500
Payroll Tax Liability	55,453	19,049
State income tax	24,727	-
Total	$953,578	$522,773

NOTE 8. NOTE PAYABLE

Shares Issued in Connection with Financing Cost

On November 8, 2013 Janus Cam entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrues at an annual rate of 10% and is payable in monthly installments with an adjusted maturity date of January 5, 2015. On February 19, 2014 the lender agreed to extend the maturity date and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of unregistered common stock with a market value on the date of issuance of $0.014 per share.

NOTE 9. CONVERTIBLE DEBENTURES

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note is convertible, at the option of the debenture holder, to unregistered common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to August 19, 2014, hence, if, as of August 19, 2014, the debenture is not repaid, Company will account for the embedded derivative as of that date.

On March 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after September 29, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on December 28, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to September 29, 2014 hence, if, after September 29, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

NOTE 9. CONVERTIBLE DEBENTURES (CONTINUED)

On April 25, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 26, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 28, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to October 26, 2014 hence, if, after October 26, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method. During the 12 months ended June 30, 2014 and June 30, 2013 the Company did not pay any interest or income taxes apart from $4,301 in loan interest and $6,800 in state income tax paid by Wireless Village.

NOTE 11. INCOME TAXES

Income tax for the years ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013
Current tax, net	$800	$22,763
Deferred (tax)/ benefit	136,668	77,330
Change in valuation allowance	(136,668)	(77,330)
Income tax expense	$800	$22,763

Through June 30, 2013, the Company incurred net operating losses for tax purposes of approximately $4,795,953, which was increased to $5,114,971 due to operating loss for the year ended June 30, 2014 amounting to $319,019. The net operating loss carryforward for federal and state purposes may be used to reduce taxable income through the year 2034.

The gross deferred tax asset balance as of June 30, 2014 is approximately $2,012,820 after utilization of the amount of $136,668 against taxes computed on taxable income for the year ended June 30, 2014. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot be reasonably assured.

NOTE 11.  INCOME TAXES (CONTINUED)

Components of the deferred tax assets are limited to the Company's net operating loss carryforwards, and are presented as follows at June 30:

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$5,114,972	$4,795,953
Deferred tax assets, net	2,012,821	1,876,153
Valuation allowance	(2,012,821)	(1,876,153)
Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended June 30:

	2014		2013
	Amount	Rate	Amount	Rate

Tax expense (benefit) at federal statutory rate	$	(108,466)	$(64,369)	-34.0%
State taxes, net of federal benefit		(28,201)	(16,736)	-8.8%
Beneficial conversion expense		-	3,776	2.3%
Minimum franchise tax		(800)	(800)	0.0%
Change in valuation allowance		136,668	77,330	40.6%
Tax expense at actual rate		$(800)	$(22,763)	0.0%

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $38,983 and $28,784 for the years ended June 30, 2014 and 2013, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of June 30, 2014.

NOTE 13. SUBSEQUENT EVENTS

On July 26, 2014 our director and Chairman Allen E. Kahn died. As of September 30, 2014 the disposition of his holdings in the Company, listed as 14,766,902 shares of common stock is unclear. David Neibert, our chief executive officer and a director, was appointed by the board members to serve as Chairman. Matt Gonzalez, a director, was appointed by the board members to serve as Chief Financial Officer. The vacancy left by Mr. Kahn’s death remains vacant as of September 29, 2014.

On August 27, 2014 Nelson Choi and Peter Park resigned as directors on the board of directors of Concierge Technologies due to personal conflicts with another director that could not be reasonably resolved. Mr. Choi and Mr. Park continue to serve as directors and officers of Wireless Village. The vacancies created by their resignations have not been filled as of September 29, 2014.

On August 19, 2014 the holder of a convertible debenture in the amount of $53,000 elected to convert a portion of the note to equity. The amount converted was $15,000 and resulted in 2,142,857 shares of our common stock being issued. On September 22, 2014 the holder elected to convert an additional $13,000 to equity and, as a result, 2,203,390 additional shares of our common stock were issued. As of September 30, 2014 a balance of $25,000 plus accrued interest remains due and payable on November 19, 2014 subject to any further conversions of the balance due to equity by the noteholder. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder had no right to convert their debt to equity prior to August 19, 2014, the Company did not account for the embedded derivative as of June 30, 2014 but will do so in subsequent balance sheet dates.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2014 and a description of the business experience of each.

Person	Offices	Office Held Since	Term of Office

David W. Neibert	C.E.O. and Director	2002	2014
Peter Park	Director	2013	2014
Samuel Wu	Director	2002	2014
Allen E. Kahn	Chairman, CFO and Director	1996	2014
Hansu Kim	Secretary and Director	2013	2014
Nelson Choi	Director	2013	2014
Matt Gonzalez	Director	2013	2014

Allen E. Kahn:  Mr. Kahn entered the computer industry as a Systems Engineer with IBM and subsequently held a series of technical, sales, marketing and management positions with other multi-billion dollar corporations before becoming President and CEO of two companies marketing data communications hardware and software. He has extensive experience in voice technology, optical character recognition, data communications and other technical elements of the PCA, which he conceived. Mr. Kahn is an honors graduate of the University of Texas at El Paso and pursued postgraduate studies in Business Administration at UTEP and California State University, Long Beach. Prior to the fiscal year ended June 30, 2014, Mr. Kahn’s duties as Chief Financial Officer were temporarily assumed by Matt Gonzalez and his role as Chairman was assumed by David Neibert. Mr. Khan subsequently died on July 26, 2014.

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

Peter Park is the brother-in-law of Nelson Choi. There are no other family relationships between the directors and officers.  There are no significant employees of Concierge who are not described above. Effective August 27, 2014 both Mr. Choi and Mr. Park resigned from the board of directors of Concierge Technologies, Inc.

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report

-	0	0	0

Unbeknownst to the Company, Allen Khan, formerly a director, chairman and Chief Executive Officer of the board of directors of the company gifted 6,083,333 unregistered shares of Concierge Technologies common stock to another shareholder. Mr. Kahn was hospitalized and died prior to recovering sufficiently to file the reporting forms required by Section 16(a) and the Company was unable to take any action regarding timely disclosure or filing on his behalf.

ITEM 11.    EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary, Commission, or Fees	Bonus	Common Stock Awards	Total

David Neibert, CEO (1)	FY 2014	75,000	0	0	75,000
	FY 2013	25,000	0	0	25,000
Allen Kahn, Chairman and CFO	FY 2014	0	0	0	0
	FY 2013	0	0	0	0
Peter Park, President Wireless Village	FY 2014	191,000	0	0	191,000
	FY 2013	252,099	0	0	252,099
Nelson Choi, Sec Wireless Village	FY 2014	191,000	0	0	191,000
	FY 2013	217,803	0	0	217,803

 (1) The Wallen Group, a California general partnership controlled by David Neibert, was paid $75,000 during the current fiscal year for consulting and administrative services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

The directors of Concierge received the following compensation in FY 2014 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Hansu Kim	0	0	0	0	0	0	0
Peter Park	0	0	0	0	0	0	0
Nelson Choi	0	0	0	0	0	0	0
Samuel Wu	0	0	0	0	0	0	0
Allen E. Kahn	0	0	0	0	0	0	0
Matt Gonzalez	0	0	0	0	0	0	0

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the ownership, as of September 20, 2014 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock(5), by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned		Percent of Class
Allen E. Kahn 7547 W. Manchester Ave., No. 325 Los Angeles, CA 90045	14,766,902		3.42%
Samuel C.H. Wu 1202 Tower 1, Admiralty Centre 18 Harcourt Road Hong Kong, China	20,855,437		4.83%
Gonzalez & Kim 150 Clement St. San Francisco, CA 94118	70,017,140	(2)	16.24%
Peter Park 15 Berryessa Way Hillsborough, CA 94010	44,063,640	(4)	10.22%
David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	9,475,593	(3)	2.20%
Nelson Choi 2571 Olympic Dr San Bruno, CA 94066	44,063,640	(5)	10.22%
Officers and Directors as a Group (6 n)	203,242,352	(6)	47.12%

(1)	Mr. Samuel C. H. Wu is the beneficial owner of these shares and 1,620,852 shares held by Link Sense through his presence on their respective Boards of Directors.
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

Fiscal Year ended June 30, 2014	$36,000

Fiscal Year ended June 30, 2013	$35,000

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

3.9	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.

3.1	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.

10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	Code of Ethics for CEO and Senior Financial Officers.***

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONCIERGE TECHNOLOGIES, INC.

Date: October 10, 2014	By:	/s/ David W. Neibert
David W. Neibert, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 10, 2014	/s/ David W. Neibert
David W. Neibert, C.E.O. and Director

Date: October 10, 2014	/s/ Hansu Kim
Hansu Kim, Secretary and Director

Date: October 10, 2014	/s/ Samuel C.H. Wu
Samuel C.H. Wu, Director

Date: October 10, 2014	/s/ Matt Gonzalez
Matt Gonzalez, Director

CONCIERGE TECHNOLOGIES, INC.
Commission File No. 000-29913

Index to Exhibits to Form 10-K 06-30-14

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

3.9	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.

3.1	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.

10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14	Code of Ethics for CEO and Senior Financial Officers.***

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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