Form 10-Q
period 2014-09-30
CONCIERGE TECHNOLOGIES INC
filed 2014-11-18
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

As of November 5, 2014, there were 338,235,368 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 5,092,045 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

Item 1. Financial Statements
Page
Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations for the Three Month Periods	5

Consolidated Statements of Cash Flows for the Three Month Periods Ended September 30, 2014 and 2013 (Unaudited)	6

Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$21,222	$20,454
Accounts receivable, net allowance for doubtful accounts of $25,186	63,650	159,047
Due from related party	12,336	12,084
Inventory, net	296,763	474,034
Other current assets	3,530	2,285
Total current assets	397,501	667,904

Security deposits	11,222	11,222
Property and equipment, net	10,320	12,456
Total assets	$419,043	$691,582

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$771,203	$953,578
Advance from customers	2,708	6,753
Notes payable - related parties	48,000	48,000
Notes payable	50,000	50,000
Convertible Debenture, net	80,966	118,000
Derivative Liability	34,765
Related party convertible debenture, net	204,700	204,700
Total current liabilities	1,192,342	1,381,031

COMMITMENT & CONTINGENCY	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding at September 30, 2014 and June 30, 2014	206	206
Series B: 9,498,409 shares issued and outstanding at September 30, 2014 and June 30, 2014	9,498	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 244,684,088 shares issued and outstanding at September 30, 2014 and 240,337,841 shares issued and outstanding at at June 30, 2014	244,685	240,339
Additional paid-in capital	4,027,653	3,954,217
Accumulated deficit	(5,055,341)	(4,893,709)
Total	(773,300)	(689,449)
Total liabilities and Stockholders' deficit	$419,043	$691,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ending
	September 30,
	2014	2013
Net revenue	$420,638	$561,899

Cost of revenue	283,887	351,558

Gross profit	136,752	210,341

Operating expense

General & administrative expense	215,147	308,547

Operating Loss	(78,395)	(98,206)

Other income (expense)
Other income	862	49,701
Interest expense	(48,534)	(3,236)
Change in fair value of derivative	(34,765)	-
Total other income (expense)	(82,437)	46,465

Loss from continuing operations before income taxes	(160,832)	(51,741)

Provision of income taxes	800	800

Net Loss	(161,632)	(52,541)

Weighted average shares of common stock *
Basic & Diluted	241,472,796	240,284,270
Diluted	241,472,796	240,284,270

Net loss per common share - continuing operations
Basic & Diluted	$(0.001)	$(0.000)
Diluted	$(0.001)	$(0.000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	For the Three-Month Periods Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(161,632)	$(52,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	2,137	1,759
Change in fair value of derivative liability	34,765	-
Amortization of debt issuance cost	40,748	-
(Increase) decrease in current assets:
Accounts receivable	95,397	14,008
Advance to supplier	-	4,900
Inventory	177,271	45,573
Other current assets	(1,245)	(1,935)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(182,375)	12,631
Advances from customers	(4,045)	80
Net cash used in operating activities	1,021	24,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(558)
Due from related party	(252)	(253)
Net cash used in investing activities - continuing operations	(252)	(811)
Net cash used in investing activities	(252)	(811)

NET DECREASE IN CASH & CASH EQUIVALENTS	768	23,664

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	20,454	39,444

CASH & CASH EQUIVALENTS, ENDING BALANCE	$21,222	$63,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$26,550	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in partial settlement of convertible debenture	$28,000	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $5,055,341 as of September 30, 2014, including a net loss of $161,632 during the three-month period ended September 30, 2014. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended September 30, 2014, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategy of its subsidiary, and (vi) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Furniture & Office Equipment	$15,392	$15,392
Network Hardware & Software	33,488	33,488
Total Fixed Assets	48,880	48,880
Accumulated Depreciation	(38,560)	(36,425)
Total Fixed Assets, Net	$10,320	$12,456

Depreciation expense amounted to $2,137 and $1,759 for the three-month periods ended September 30, 2014 and 2013, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of September 30, 2014 was $2,336.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2014	June 30, 2014
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	1,000	1,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on January 8, 2015	10,000	10,000
Notes payable to directors/shareholder, interest rate of 10%, unsecured and payable on demand (1)	10,000	10,000

	$48,000	$28,000

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and becomes due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of September 30, 2014 was $17,662. There was no beneficial conversion feature involved in the new note.

(1)
On March 27, 2014 our subsidiary, Wireless Village, accepted a cash loan from an affiliate of a director in the amount of $40,000. The loan had a balance due of $10,000 as of September 30, 2014. The loan is unsecured and payable on demand and is included in the amount listed for “Notes payable – related parties” on the Consolidated Balance Sheet as of September 30, 2014.

Interest expense for all related party notes payable, including the convertible debenture, for the three-month periods ended September 30, 2014 and 2013 amounted to $3,212 and $2,969.

NOTE 6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2014	June 30, 2014
Accounts payable	$541,681	$677,563
Sales Tax payable	1,268	1,181
Accrued judgment	135,000	135,000
Accrued interest	39,464	35,154
Auditing	18,000	24,500
Payroll Tax Liability	35,790	55,453
State income tax		24,727
Total	$771,203	$953,578

NOTE 7.	NOTES PAYABLE

On November 8, 2013 Janus Cam entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrues at an annual rate of 10% and is payable in monthly installments with a maturity date of February 19, 2014. On February 19, 2014 the lender agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share. The note has subsequently been extended to mature on January 5, 2015 and a fee in the amount of 1%, or $500, was paid in cash to the noteholder.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8.	CONVERTIBLE DEBENTURES

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note is convertible, at the option of the debenture holder, to unregistered common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. During the current quarter, at the election of the debenture holder, the Company converted $28,000 of the principal to equity through issuance of 4,346,247 shares of common stock. The principal balance due of the debenture was $25,000 as of September 30, 2014.

On March 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after September 23, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 2, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date.

On April 25, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 22, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 25, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to October 23, 2014 hence, if, after October 22, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

NOTE 9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Convertible Debentures issued in 2014 as stated in Note 8.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  The derivatives were classified as short-term liabilities.  The derivative liability at September 30, 3014 was $34,765.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 10.                      FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10 on January 1, 2008.  ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.  ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and other current assets and liabilities approximate fair value, because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2014:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$49,782	$49,782
	Roll-forward
	of Balance
Derivative liability for Convertible Debentures	49,782
Change in value of derivative liability during 2014	-15,017
Balance, September 30, 2014	$34,765

The Company's derivative liability was valued using pricing models, and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and, as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  The change in fair value of the derivative liability is included as a component of other income in the consolidated statements of operations.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 11.	COMMITMENTS AND CONTINGENCIES

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
Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Rent expense amounted to $11,433 and $9,002 for the three-month periods ended September 30, 2014 and 2013, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of September 30, 2014.

NOTE 12.	SUBSEQUENT EVENTS

On October 10, 2014 the Company converted, at the election of the holder of a convertible debenture, the remaining principal of the debt, $25,000, plus the accrued interest of $2,120, to 5,424,000 shares of common stock; thus retiring the note by payment in full of $55,120 in exchange for 9,770,247 shares of common stock in the aggregate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of September 30, 2014 Janus Cam is our only subsidiary.

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

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the three-month periods ending September 30, 2014 and 2013 as $30,270 and $81 respectively. These revenues are combined with hardware sales for Janus Cam, which for the three-month period ended September 30, 2014, including cameras, were down 30% to $390,368 as compared to the three-month period ending September 30, 2013 where hardware sales were recorded as $561,818. Quarterly combined sales for the three-month period ending September 30, 2014 were $420,638, down 25% over the same period ending September 30, 2013 where combined sales were $561,899. Management attributes the decrease in sales revenues during the current three-month period when compared to the prior year three-month period revenues to the lingering effects of transitioning to next generation product along with cost cutting initiatives deployed by our primary customers in an effort to remain competitive within an increasingly competitive industry. Management believes this downward turn to be relatively short-lived as local regulations together with pressure from insurance agencies cause for vehicles to be equipped with video recording devices in the coming year. In an effort to encourage sales and assist customers with equipping fleets for insurance purposes, discounts were applied to wholesale purchases and installation services were offered during the current quarter to select buyers. These discounts contributed to the lower profit margins on sales revenues of approximately 5%.

In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $862 and $49,701 for the three-month periods ending September 30, 2014 and 2013 respectively. Other income is comprised of recovered shipping expenses charged to Janus Cam customers of $862 and $3,700 for the three-month periods ended September 30, 2014 and 2013 respectively. The difference in recovered shipping expenses is attributed mainly to the proximity of customers during the current period as compared to the previous three-month period ending on September 30, 2013. Accounts receivable, net allowance for doubtful accounts of $25,186, at September 30, 2014 and June 30, 2014 were recorded at $63,650 and $159,047 respectively, a decrease of $95,397 or 60%. The decrease is primarily due to receipt of structured payments from customers on payment plans and through more aggressive collection efforts as well as lower sales volumes. The overall aging of accounts or the risk of collection has not been materially affected.

Overall, consolidated net revenues, including other income and adjustments, of $420,638 for the three-month period ending September 30, 2014 were down $190,962 from $611,600, a decrease of 31%. Cost of revenues for the three-month periods ending September 30, 2014 and 2013 were $283,887 and $351,558 respectively, representing a drop in gross profit of approximately 5% due in part to the discounted product and a slight increase in the cost of various accessory components sold during the period.

The company incurred an operating loss (before provisions for income taxes, other income and expenses) for the three-month period ended September 30, 2014 of $78,395 as compared to a net loss of $98,206 for the three-month period ended September 30, 2013. This represents an decrease in operating losses of $19,811 over the current three-month period when compared to the same period of the previous year. Other expenses incurred during the three-month period ending September 30, 2014 of $32,655 were comprised of income from recovered shipping for $862, interest charges incurred from the initial valuation of embedded derivatives within our convertible debentures plus accrued interest from other notes payable of $48,534 less adjustments to the fair value of the derivates of $15,017 for a total of $32,655.  When combined with the operating loss of $160,832 plus the provision for income tax of $800, a net loss of $161,632 was recorded for the three-month period ending September 30, 2014 as compared to a net loss of $52,541 for the three-month period ending September 30, 2013. The increase in net loss, $109,093 for the comparison periods is due primarily to the addition of the expense associated with the derivative liabilities for the period ending September 30, 2014 coupled with the added income from a sales tax liability adjustment recorded for the three-month period ended September 30, 2013.

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

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of September 30, 2014.

Item 1A.	Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The proceeds were used to pay vendor invoices for Janus Cam and certain professional fees incurred by Concierge Technologies. The note is convertible, at the option of the debenture holder, to unregistered common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder had no right to convert their debt to equity prior to August 19, 2014, the Company did not record a derivative liability for previous balance sheet dates. As of September 30, 2014 the debenture holder has converted $28,000 of principal to equity through receipt of 4,346,247 shares of Concierge Technologies common stock per the following description.
Date	No of Shares	Shareholder	Type of Consideration	Value
8/19/2014	2,142,857	Asher Enterprises	debt forgiveness	$15,000
9/22/2014	2,203,390	Asher Enterprises	debt forgiveness	$13,000
Total	4,346,247			$28,000

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

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

Item 5.                                Other Information

On November 8, 2013 Janus Cam entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrues at an annual rate of 10% and is payable in monthly installments with a maturity date of February 19, 2014. On February 19, 2014 the lender agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share. On August 25, 2014 the maturity date was further amended to be January 5, 2015 and a fee of $500 was paid to the note holder.

On January 8, 2014 Concierge Technologies entered into a Note Agreement with an affiliate of the Company in the amount of $10,000 bearing interest at the annual rate of 6% with a maturity date of July 31 2014. The proceeds of the Note were used to engage the services of a professional investor relations firm. On July 31, 2014 the maturity date was amended to be January 8, 2015.

On March 27, 2014 an affiliate advanced $40,000 to our subsidiary, Janus Cam, on an unsecured short term basis with the proceeds directed to the payment of vendor invoices for inventory. The advance is to be repaid together with accrued interest of 10% per annum by Janus Cam on demand by the lender. As of September 30, 2014 the outstanding balance due is $10,000 and has been included in Notes payable-related parties on the Condensed Consolidated Balance Sheet.

On March 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after September 23, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 2, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date, hence the Company has accounted for the embedded derivative as of September 30, 2014.

On April 25, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 22, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 25, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder has no right to convert their debt to equity prior to October 23, 2014 hence, if, after October 22, 2014, the debenture is not repaid, the Company will account for the embedded derivative as of that date.

On May 12, 2014 the Company convened a telephonic board meeting, after notice duly given, wherein Matt Gonzalez was nominated and appointed as temporary Chief Financial Officer to perform all duties of the office, including review of this form 10Q filing, until such time as our duly appointed Chief Financial Officer, Allen Kahn, has recovered from his recent medical related impairments. Mr. Kahn died on July 26, 2014 and Mr. Gonzalez has assumed the office of Chief Financial Officer for the remainder of Mr. Kahn’s term.

On August 27, 2014 Peter Park and Nelson Choi resigned from the board of directors. As of September 30, 2014 the vacancies created by their resignations have not been filled. Mr. Park and Mr. Choi continue as employees and directors on the board of directors of Janus Cam, a wholly owned subsidiary of Concierge Technologies.

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

CONCIERGE TECHNOLOGIES, INC.

November 18, 2014	By:	/s/ David W. Neibert
David W. Neibert
Chief Executive Officer