Form 10-Q
period 2014-12-31
CONCIERGE TECHNOLOGIES INC
filed 2015-02-17
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐                                                      Accelerated filer☐
Non-accelerated filer  ☐                                                      Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

As of February 11, 2014, there were 746,505,368 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 37,543,544 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements
Page

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations for the Three and Six-Month Periods Ended December 31, 2014 and 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six-Month Periods Ended December 31, 2014 and 2013 (Unaudited)	6

Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$86,883	$20,454
Accounts receivable, net allowance for doubtful accounts of $25,186	56,080	159,047
Due from related party	80,994	12,084
Inventory, net	187,696	474,034
Other current assets	3,054	2,285
Total current assets	414,707	667,904

Security deposits	11,222	11,222
Property and equipment, net	9,260	12,456
Total assets	$435,189	$691,582

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$750,213	$953,578
Advance from customers	2,708	6,753
Notes payable - related parties	38,000	48,000
Notes payable	85,000	50,000
Convertible Debenture, net	63,229	118,000
Derivative Liability	48,877
Related party convertible debenture, net	204,700	204,700
Total liabilities	1,192,727	1,381,031

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding at December 31, 2014 and June 30, 2014	206	206
Series B: 5,092,045 shares issued and outstanding at December 31, 2014 and 9,498,409 June 30, 2014	5,092	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 338,235,368 shares issued and outstanding at December 31, 2014 and 240,337,841 shares issued and outstanding at at June 30, 2014	338,236	240,339
Additional paid-in capital	3,983,417	3,954,217
Accumulated deficit	(5,084,489)	(4,893,709)
Total	(757,538)	(689,449)
Total liabilities and Stockholders' deficit	$435,189	$691,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, I+B1:L30NC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenue	$380,384	$513,751	$800,823	$1,075,650

Cost of revenue	224,282	296,794	508,169	648,352

Gross profit	156,102	216,957	292,654	427,298

Operating expense

General & administrative expense	141,096	291,831	356,243	600,378

Operating Profit (Loss)	15,006	(74,874)	(63,589)	(173,080)

Other income (expense)
Other income	1,189	3,699	2,250	53,148
Interest expense	(31,230)	(3,688)	(79,764)	(6,672)
Change in fair value of derivative	(14,112)	-	(48,877)	-
Total other income (expense)	(44,153)	11	(126,391)	46,476

Loss from operations before income taxes	(29,147)	(74,863)	(189,980)	(126,604)

Provision of income taxes	-	-	800	800

Net Loss	(29,147)	(74,863)	(190,780)	(127,404)

Weighted average shares of common stock *
Basic & Diluted	336,924,071	240,284,270	333,259,611	240,284,270
Diluted	336,924,071	240,284,270	333,259,611	240,284,270

Net loss per common share - continuing operations
Basic & Diluted	$(0.000)	$(0.000)	$(0.00)	$(0.00)
Diluted	$(0.000)	$(0.000)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	For the Six-Month Periods Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(190,780)	$(127,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	4,047	3,592
Beneficial conversion feature expense	67,571	-
Change in fair value of derivative liability	(18,699)	-
Amortization of debt issuance cost	67,921	-
(Increase) decrease in current assets:
Accounts receivable	102,967	(53,296)
Inventory	286,338	(82,203)
Other current assets	(769)	2,965
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(203,360)	149,320
Advances from customers	(4,045)	9,915
Net cash used in operating activities	111,191	(97,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(851)	(1,426)
Due from related party	(68,910)	(505)
Net cash used in investing activities	(69,761)	(1,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable		10,000
Proceeds from notes payable & debentures	35,000	50,000
Repayments to related parties	(10,000)	-
Net cash provided by financing activities	25,000	60,000

NET DECREASE IN CASH & CASH EQUIVALENTS	66,429	(39,042)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	20,454	39,444

CASH & CASH EQUIVALENTS, ENDING BALANCE	$86,883	$402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$4,515	$-
Income taxes paid	$26,550	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in settlement of convertible debenture	$55,120	$-

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

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 Form 10-K filed on October 10, 2014 with the U.S. Securities and Exchange Commission.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $5,084,489 as of December 31, 2014, including a net loss of $190,780 during the six-month period ended December 31, 2014. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to increased product sales, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended December 31, 2014, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategy of its subsidiary, (vi) identifying sources of investment capital, and (vii) acquisition of suitable synergistic partners for business opportunities in mobile incident reporting that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Furniture & Office Equipment	$15,392	$15,392
Network Hardware & Software	34,339	33,488
Total Fixed Assets	49,791	48,880
Accumulated Depreciation	(40,471)	(36,425)
Total Fixed Assets, Net	$9,260	$12,456

Depreciation expense amounted to $4,048 and $3,592 for the six-month periods ended December 31, 2014 and 2013, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	RELATED PARTY TRANSACTIONS

Due from Related Party

Notes receivable from related party is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due as of December 31, 2014 was $2,588.

On October 6, 2014 the company suspended the salaries of Janus Cam executive management until such time as negotiations resulted in a new rate of pay as provided for under applicable employment contracts. During the current period the company agreed to loan funds to them that, in the aggregate, totaled less than their previous salaries and such loans would be applied as an offset to their salaries once reinstated. As of December 31, 2014 Janus Cam has loaned a total of $68,406 interest-free to the management which is due upon reinstatement and calculation of salaries under their respective employment agreements.

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31, 2014	June 30, 2014
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand	8,500	8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	5,000	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	1,000	1,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on January 8, 2015	10,000	10,000
Notes payable to directors/shareholder, interest rate of 10%, unsecured and payable on demand	-	10,000

	$38,000	$48,000

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and becomes due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of December 31, 2014 was $20,241. There was no beneficial conversion feature involved in the new note.

Interest expense for all related party notes payable, including the convertible debenture, for the six-month periods ended December 31, 2014 and 2013 amounted to $6,241and $6,090.

NOTE 6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2014	June 30, 2014
Accounts payable	$543,398	$677,563
Sales Tax payable	1,531	1,181
Accrued judgment	135,000	135,000
Accrued interest	38,252	35,154
Auditing	3,500	24,500
Payroll Tax Liability	28,532	55,453
State income tax		24,727
Total	$750,213	$953,578

NOTE 7.	NOTES PAYABLE

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

On December 24, 2014 the company entered into an unsecured promissory note agreement with an unaffiliated individual for the principal amount of $35,000 plus interest to accrue at the rate of 6% per annum on the unpaid principal. The note and accrued interest is due and payable on or before June 30, 2015. The proceeds of the loan were reserved in anticipation of the need to pay a convertible debenture maturing in January 2015.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	CONVERTIBLE DEBENTURES

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note is convertible, at the option of the debenture holder, to unregistered common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. During the quarter ended September 30, 2014, at the election of the debenture holder, the Company converted $28,000 of the principal to equity through issuance of 4,346,247 shares of common stock. During the quarter ended December 31, 2014, at the election of the debenture holder, the Company converted $25,000 of the principal plus $2,120 of accrued interest to equity through issuance of 5,424,000 shares of common stock. The debenture has been paid in full as of December 31, 2014.

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

NOTE 9.                 DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Convertible Debentures issued in 2014 as stated in Note 8.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  The derivatives were classified as short-term liabilities.  The derivative liability at December 31, 3014 was $48,877.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$48,877	$48,877
	Roll-forward
	of Balance
Derivative liability for Convertible Debentures	67,571
Change in value of derivative liability during the period ended December 31, 2014	-18,694
Balance, December 31, 2014	$48,877

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's derivative liability was valued using pricing models, and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and, as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.  The change in fair value of the derivative liability is included as a component of other income in the consolidated statements of operations. The derivative liability was calculated using the Black-Scholes option-pricing model with the following assumptions: expected lives range of less than a month; 110.48% stock price volatility; risk-free interest rate of 0.110% and no dividends during the expected term.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Lease Commitment

During the prior fiscal year the Company, through its subsidiary Wireless Village dba/Janus Cam, restructured its office leases such that it is no longer a tenant but rather a sub-tenant on a month-to-month basis for facilities located at 31 Airport Blvd. Suites G2, G3 and H. Although on a month-to-month basis, Janus Cam has agreed with the sub-landlord to assume the obligations under the lease and to pay rent directly to the landlord for the duration of the lease term, which expired in November 2014. The Company continues to occupy the space on a month-to-month basis.

Rent expense amounted to $20,840 and $18,595 for the six-month periods ended December 31, 2014 and 2013, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of December 31, 2014.

NOTE 12.	SUBSEQUENT EVENTS

On January 2, 2015 the company paid KBM Worldwide $34,495 representing payment in full of the convertible denture entered into on March 28, 2014, including accrued interest of $1,995

On January 14, 2015 the company entered into an unsecured promissory note agreement with an unaffiliated individual for the principal amount of $65,000 plus interest to accrue at the rate of 6% per annum on the unpaid principal. The note and accrued interest is due and payable on or before June 30, 2015. The proceeds of the loan were reserved in anticipation of the need to pay a convertible debenture maturing in January 2015.

On January 22, 2015 the company paid KBM Worldwide $34,495 representing payment in full of the convertible denture entered into on April 25, 2014, including accrued interest of $1,995.

On January 26, 2015 the company entered into a Securities Purchase Agreement and related agreements that resulted in the cash infusion of $3,000,000 to the company in exchange for issuance of 400,000,000 shares of common stock and 32,451,499 shares of Series B voting, Convertible Preferred stock. The issuance of the shares resulted in a change of control with approximately 70% of the issued and outstanding shares being held by the new investors. Subsequent to the issuance of shares, Samuel Wu and Hansu Kim resigned as members of the board of directors and Nicholas Gerber and Scott Schoenberger were elected to replace them. Nicholas Gerber was appointed Chief Executive Officer, President and Secretary and David Neibert was appointed Chief Financial Officer effective January 26, 2015. The details of the transaction were disclosed on form 8K filed January 29, 2015.

In connection with the funding of $3,000,000 as referenced above, the promissory notes of December 24, 2014 and January 14, 2015 totaling $100,000 were retired.

On January 26, 2015 the company issued 8,270,000 shares of common stock to Polly Force Co., Ltd., an affiliate of former director Samuel Wu, as partial settlement of an outstanding convertible debenture of $204,700 net.  A payment of $122,000 was made in cash on February 10, 2015 and the debenture is now settled in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of December 31, 2014 Janus Cam is our only subsidiary.

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

Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the six-month periods ending December 31, 2014 and 2013 as $51,710 and $381 respectively. These revenues are combined with hardware sales for Janus Cam, which for the six-month period ended December 31, 2014, including cameras, were down 30% to $749,113 as compared to the six-month period ending December 31, 2013 where hardware sales were recorded as $1,075,269. Combined sales for the six-month period ending December 31, 2014 were $800,823, down 25% over the same period ending December 31, 2013 where combined sales were $1,075,650. Quarterly combined sales for the three-month period ending December 31, 2014 and December 31, 2013 were $380,384 and $513,751 respectively, a decline of approximately 26% for the current period. Management attributes the decrease in sales revenues during the current six-month period when compared to the prior year six-month period revenues to cost cutting initiatives deployed by our primary customers in an effort to remain competitive within an increasingly competitive industry. Moreover, local government regulatory agencies have been slower than anticipated to adopt and approve devices such as those Janus Cam offers for deployment in licensed taxi cabs and limousines. As a result, owners of these businesses have elected to wait until the licensing agencies either mandate or approve such devices for deployment, and to determine that the Janus Cam devices are indeed approved for use in their respective areas of operation. Management believes this downward turn to be relatively short-lived as local regulations together with pressure from insurance agencies cause for vehicles to be equipped with video recording devices in the near term. Insurance companies have begun to recognize the benefit of having in-vehicle video recorders for their insured clients to such an extent that Janus Cam is now selling its Janus V2HD product to one insurance carrier in particular that requires its use in all insured’s vehicles. This sales channel has resulted in somewhat lower profit margins as devices are sold at wholesale prices, however installation service revenues have risen as noted above from $381 for the six-month period ended December 31, 2013 to $51,710 for the six-month period ended December 31, 2014 as Janus Cam provides installation and maintenance services to insurance company clientele.

In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $2,250 and $53,148 for the six-month periods ending December 31, 2014 and 2013 respectively. Other income is comprised of recovered shipping expenses charged to Janus Cam customers of $1,876 and $7,399 for the six-month periods ended December 31, 2014 and 2013 respectively. The difference in recovered shipping expenses is attributed mainly to the proximity of customers during the current period and the decline in unit sales as compared to the previous six-month period ending on December 31, 2013. The remaining balance of $45,749 recorded for other income for the six-month period ended December 31, 2013 was attributed to a one-time adjustment in sales tax payable of $44,649 and a reversal of an account payable due to error of $1,100.  For the six-month period ending December 31, 2014 the remaining balance of $374 was comprised of credits applied from company credit card accounts. Accounts receivable, net allowance for doubtful accounts of $25,186, at December 31, 2014 and June 30, 2014 were recorded at $56,080 and $159,047 respectively, a decrease of $102,967 or 65%. The decrease is primarily due to receipt of structured payments from customers on payment plans and through more aggressive collection efforts as well as lower sales volumes. The overall aging of accounts or the risk of collection has not been materially affected.

Overall, consolidated net revenues, including other income and adjustments, of $803,073 for the six-month period ending December 31, 2014 were down $325,725 from $1,128,798, a decrease of 29%. Cost of revenues for the six-month periods ending December 31, 2014 and 2013 were $508,169 and $648,352 respectively, representing a drop in gross profit of approximately 3% due in part to the product sold at wholesale and a slight increase in the cost of various accessory components sold during the period.

The company incurred an operating loss (before provisions for income taxes, other income and expenses) for the six-month period ended December 31, 2014 of $63,589 as compared to a net loss of $173,080 for the six-month period ended December 31, 2013. This represents a decrease in operating losses of $109,689 over the current six-month period when compared to the same period of the previous year. Other income and expenses incurred during the six-month period ending December 31, 2014 of $126,391 were comprised of income from recovered shipping for $1,876, interest charges incurred from the initial valuation of embedded derivatives within our convertible debentures of plus accrued interest from other notes payable of $79,764 less adjustments to the fair value of the derivates of $48,877 for a total of $126,391.  When combined with the operating loss of $63,589 plus the provision for income tax of $800, a net loss of $190,780 was recorded for the six-month period ending December 31, 2014 as compared to a net loss of $127,404 for the six-month period ending December 31, 2013. The increase in net loss, $63,376for the comparison periods is due primarily to the addition of the expense associated with the derivative liabilities for the period ending December 31, 2014 coupled with the added income from a sales tax liability adjustment recorded for the six-month period ended December 31, 2013.

Liquidity

During the current fiscal year we have maintained our revenue stream and continued progression towards overall profitability while paying our contractors, commissioned sales people, advisors and vendors as remittance has become due. In an effort to further improve our profitability, our management team at Janus Cam have agreed to suspend their salaries during the three-month period ended December 31, 2014 until such time as new terms are negotiated. We have reacted to cash shortfalls by borrowing funds on short term loan agreements from insiders or persons known to management to be interested in such investments and also from unrelated third parties through funding of convertible debentures. During the current quarter we borrowed $35,000 from an unrelated party and will use the proceeds to pay in full a convertible debenture as it matures on January 2, 2015. Another of the convertible debentures for a net principal amount plus interest was converted to equity during the six-month period ended December 31, 2014. To date we have been able to repay other loans when due from operating revenues, but may find need to increase our short term borrowing in order to purchase inventory of next generation product in anticipation of growing sales demand. Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to begin reduction of its accrued liabilities in the current fiscal year.

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

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of December 31, 2014.

Item 1A.	Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 18, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The proceeds were used to pay vendor invoices for Janus Cam and certain professional fees incurred by Concierge Technologies. The note was convertible, at the option of the debenture holder, to unregistered common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. However, as the debenture holder had no right to convert their debt to equity prior to August 19, 2014, the Company did not record a derivative liability for balance sheet dates prior to the three-month period ending September 30, 2014. As of December 30, 2014 the debenture holder has converted $53,000 of principal and $2,120 of accrued interest to equity through receipt of 9,770,247 shares of Concierge Technologies common stock per the following description.

Date	No of Shares	Shareholder	Type of Consideration	Value
8/19/2014	2,142,857	Asher Enterprises	debt forgiveness	$15,000
9/22/2014	2,203,390	Asher Enterprises	debt forgiveness	$13,000
10/10/2014	5,424,000	Asher Enterprises	Debt forgiveness	$27,120
Total	9,770,247			$55,120

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

On March 28, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after September 23, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 2, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date, hence the Company has accounted for the embedded derivative as of December 31, 2014.

On April 25, 2014 the company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 22, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 25, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. hence the Company has accounted for the embedded derivative as of December 31, 2014.

On May 12, 2014 the Company convened a telephonic board meeting, after notice duly given, wherein Matt Gonzalez was nominated and appointed as temporary Chief Financial Officer to perform all duties of the office, including review of form 10Q for the three-month period ended September 30, 2014, and until such time as our duly appointed Chief Financial Officer, Allen Kahn, has recovered from his recent medical related impairments. Mr. Kahn died on July 26, 2014 and Mr. Gonzalez assumed the office of Chief Financial Officer for the remainder of Mr. Kahn’s term.

On August 27, 2014 Peter Park and Nelson Choi resigned from the board of directors. As of December 31, 2014 the vacancies created by their resignations have not been filled. Mr. Park and Mr. Choi continue as employees and directors on the board of directors of Janus Cam, a wholly owned subsidiary of Concierge Technologies.

On January 26, 2015 Hansu Kim and Samuel Wu resigned from the board of directors and David Neibert and Matt Gonzalez resigned from their respective offices as Chief Executive Officer and Chief Financial Officer. Nicholas Gerber was elected to the board of directors and appointed Chief Executive Officer and Secretary/Treasurer, Scott Schoenberger was elected to the board of directors and David Neibert was appointed Chief Financial Officer. The changes to the board of directors and officers, as well as other matters connected with an investment transaction, were described in the form 8K filed on January 29, 2015 and further discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements incorporated herein.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: February 17, 2014	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer