Form 10-Q
period 2015-03-31
CONCIERGE TECHNOLOGIES INC
filed 2015-05-20
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer☐     Accelerated filer☐ Non-accelerated filer☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

As of May 6, 2015, there were 746,505,368 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 206,186 shares of its Series A Convertible Voting Preferred Stock, par value $0.001, outstanding and 37,543,544 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

TABLE OF CONTENTS
		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition	16
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements
Page

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations for the Three and Nine-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$2,353,378	$15,731
Other current assets	32,100	-
Assets of subsidiary held for sale	772,844	652,173
Total current assets	3,158,323	667,904

Non-current assets of subsidiary held for sale	19,102	23,678
Total assets	$3,177,425	$691,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$234,392	$276,208
Notes payable - related parties	8,500	38,000
Notes payable	8,500	-
Convertible Debenture, net	-	118,000
Related party convertible debenture, net	-	204,700
Liabilities of subsidiary held for sale	506,580	744,122
Total liabilities	757,972	1,381,030

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 authorized par $0.001
Series A: 206,186 shares issued and outstanding at March 31, 2015 and June 30, 2014	206	206
Series B: 37,543,544 shares issued and outstanding at March 31, 2015 and 9,498,409 June 30, 2014	37,544	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 746,505,368 shares issued and outstanding at March 31, 2015 and 240,337,841 shares issued and outstanding at at June 30, 2014	746,505	240,339
Additional paid-in capital	8,115,695	3,954,217
Accumulated deficit	(6,480,496)	(4,893,709)
Total	2,419,453	(689,449)
Total liabilities and Stockholders' deficit	$3,177,425	$691,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net revenue	$-	$-	$-	$-

Operating expense

General & administrative expense	7,837	36,132	70,713	81,441

Operating loss	(7,837)	(36,132)	(70,713)	(81,441)

Other income (expense)
Other income	5,086	-	5,086	-
Interest expense	(2,168)	(3,627)	(77,417)	(9,717)
Change in fair value of derivative	48,877	-	-	-
Total other income (expense)	51,795	(3,627)	(72,331)	(9,717)

Income (Loss) from continuing operations before income taxes	43,959	(39,760)	(143,044)	(91,159)

Provision of income taxes	-	-	-	-

Income (Loss) from continuing operations	43,959	(39,760)	(143,044)	(91,159)

Income (Loss) from subsidiary held for sale	30,087	(26,757)	26,310	(102,762)

Net Income (Loss)	74,046	(66,517)	(116,734)	(193,921)

Weighted average shares of common stock
Basic	631,822,784	240,308,347	393,811,216	240,292,119
Diluted	884,595,812	240,308,347	393,811,216	240,292,119

Net Income (loss) per common share - continuing operations
Basic	$0.000	$(0.000)	$(0.000)	$(0.000)
Diluted	$0.000	$(0.000)	$(0.000)	$(0.000)

Net Income (loss) per common share - discontinued operations
Basic	$0.000	$(0.000)	$0.000	$(0.000)
Diluted	$0.000	$(0.000)	$0.000	$(0.000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	For the Nine-Month Periods Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,734)	(193,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt issuance cost	67,571	-
Share based compensation	-	750
(Increase) decrease in current assets:
Other current assets	(32,100)	2,965
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(19,452)	264,212
Cash provided by/(used in) operating activities - continuing operations	(100,716)	74,006
Cash used in operating activities - subsidary held for sale	(160,229)	(252,588)
Net cash used in operating activities	(260,945)	(178,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(751)
Cash used in investing activities - continuing operations	-	(751)
Cash used in investing activities - subsidiary held for sale	(133,408)	(4,406)
Net cash used in investing activities	(133,408)	(5,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debts	-	10,000
Repayments of related party debts	(21,000)	-
Proceeds from notes payable & debentures	35,000	85,500
Repayments of notes payable & debentures	(222,000)	-
Proceeds from sale of common shares	1,160,000	-
Proceeds from sale of preferred shares	1,840,000	-
Cash provided by financing activities - continuing operations	2,792,000	95,500
Cash provided by/(used in) financing activities - subsidiary held for sale	(60,000)	90,000
Net cash used in financing activities	2,732,000	185,500

NET INCREASE IN CASH & CASH EQUIVALENTS	2,337,647	1,761

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	15,731	39,444

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,353,378	41,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid - continuing operations	$7,989	-
Interest paid - subsidiary held for sale	$4,103	1,615
Income taxes paid - subsidiary held for sale	$35,538	800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Gain on debt settlement with related parties	$69,861	-
Issuance of common stock in settlement of convertible debentures	$88,200	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Concentrations of Risk

The Company maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. The Company’s uninsured cash balance was $2,103,378 at March 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiary, Wireless Village dba/Janus Cam.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01).  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, (Topic 810):  Amendments to the Consolidation Analysis.  ASU No. 2015-02 provides amendments to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities.  Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations.  ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items.  ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $6,480,496 as of March 31, 2015, including a net loss of $116,734 during the nine-month period ended March 31, 2015 and a deemed dividend as a result of the beneficial conversion feature expense of $1,470,053 recorded as a result of an equity investment transaction. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to the planned divestiture of the wholly owned subsidiary, Janus Cam, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, and success in sourcing additional revenue streams through strategic mergers, acquisitions or other business combinations.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended March 31, 2015, towards (i) sourcing additional working capital including the $3,000,000 equity investment  completed during the current quarter, (ii) management of accrued expenses and accounts payable, (iii) initiation of the business strategy to divest ownership of its subsidiary experiencing continuing operating losses, and (vi) acquisition of suitable synergistic partners for business opportunities that generate immediate revenues.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable for Concierge Technologies consist of the following:

	March 31, 2015	June 30, 2014
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand		8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004	5,000	5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 .	-	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 .	-	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 .	-	1,000
Notes payable to director/shareholder, interest rate of 6%, unsecured and payable on January 8, 2015	-	10,000

	$8,500	$38,000

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest on the principal at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and becomes due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of December 31, 2014 was $20,241. There was no beneficial conversion feature involved in the new note. On December 19, 2014 we entered into an amendment to the debenture that allowed for the maturity date to be extended to June 1, 2015 and provided the Company rights to settle the debenture in full, upon completion of an equity investment in excess of $1,500,000, by payment of $122,000 in cash and issuance of 8,270,000 shares of common stock valued at $0.01 per share to the debenture holder.  On January 26, 2015 we exercised those rights and paid the debenture in full. The transaction resulted in a gain on the issuance of shares of $69,861 as the fair market value of a share of our common stock at December 19, 2014 was $0.004. The gain resulted for a related party, thus it was recorded in additional paid in capital account.

As a result of the death of a related party noteholder, the note payable of $8,500 was reclassified as a note payable-unrelated party and has been removed from the related party notes payable disclosure listing.

Interest expense for all related party notes payable, including the related party convertible debenture, for the nine-month period ended March 31, 2015 amounted to $6,433 and was $7,324 for the nine-month period ended March 31, 2014 for Concierge Technologies

NOTE 5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2015	June 30, 2014
Accounts payable	$87,345	$84,708
Accrued judgment	135,000	135,000
Accrued interest	8,547	31,999
Accrued auditing fees	3,500	24,500
Total Accrued Expenses	$234,392	$276,208

NOTE 6.	NOTES PAYABLE

On November 8, 2013 Janus Cam entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrues at the rate of 10% per annum and is payable in monthly installments with a maturity date of February 19, 2014. On February 19, 2014 the unaffiliated individual agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share. The note was subsequently extended to mature on January 5, 2015, and then again to mature on February 27, 2015 provided Concierge Technologies guaranteed the repayment on behalf of Janus Cam. A fee in the amount of 1%, or $500, was paid in cash to the noteholder by Janus Cam in exchange for the agreement to extend the maturity date. On February 13, 2015 the note was repaid in full. The amount of the note principal, $50,000, has been eliminated in the consolidated balance sheet as of June 30, 2014 and is included in the total of liabilities of subsidiary held for sale.

On December 24, 2014 the Company entered into an unsecured promissory note agreement with an unaffiliated individual for the principal amount of $35,000 plus interest to accrue at the rate of 6% per annum on the unpaid principal. The note and accrued interest is due and payable on or before June 30, 2015. The proceeds of the loan were reserved in anticipation of the need to pay a convertible debenture maturing in January 2015. On January 26, 2015 the noteholder became an investor and shareholder of the Company and the amount of $35,000 due under the note agreement was repaid as a credit to the amount of funds due per the stock subscription agreement. No interest was accrued or paid on the note.

On February 13, 2015 the Company repaid the outstanding notes due to two related parties totaling $21,000 in principal and $4,000 in accrued interest.

An unsecured loan in the amount of $8,500 due a former director and shareholder who is now deceased has been reclassified as a note due unrelated party. The note is interest free.

NOTE 7.	CONVERTIBLE DEBENTURES

On February 18, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note is convertible, at the option of the debenture holder, to restricted common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price (“VWAP”) of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. During the quarter ended September 30, 2014, at the election of the debenture holder, the Company converted $28,000 of the principal to equity through issuance of 4,346,247 shares of common stock. During the quarter ended December 31, 2014, at the election of the debenture holder, the Company converted $25,000 of the principal plus $2,120 of accrued interest to equity through issuance of 5,424,000 shares of common stock. The debenture has been paid in full as of March 31, 2015.

On March 28, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to restricted common shares after September 23, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day VWAP of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 2, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date, however as of March 31, 2015 the debenture was repaid in full with cash of $32,500 plus accrued interest of $1,995 and no fair value of the derivative was recorded.

On April 25, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 22, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day VWAP of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 25, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date, however as of March 31, 2015 the debenture was repaid in full with cash of $32,500 plus accrued interest of $1,995 and no fair value of the derivative was recorded.

NOTE 8.                 DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consisted of embedded derivatives related to the Convertible Debentures issued in 2014 as stated in Note 8.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  The derivatives were classified as short-term liabilities.The debentures were repaid in full with cash as of March 31, 2015 and the derivative liability was eliminated on the consolidated balance sheet at March 31, 2015.

NOTE 9.  FAIR VALUE MEASUREMENT

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2015:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$-	$-
Roll-forward
of Balance
Derivative liability for Convertible Debentures	67,571
Change in value of derivative liability during the period ended March 31, 2015	-67,571
Balance, March 31, 2015	$-

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

NOTE 10.                      ASSETS & LIABILITIES OF SUBSIDIARY HELD FOR SALE

On February 26, 2015, Concierge Technologies, Inc. (the “Corporation”), a Nevada corporation, entered into a Stock Redemption Agreement with two of its shareholders (the “Shareholders”) and its wholly-owned subsidiary Wireless Village, Inc. dba Janus Cam (“Janus Cam”), a Nevada corporation (the “Agreement”) whereby the Corporation will redeem and cancel 68,000,000 shares of the Corporation’s common stock held by the Shareholders in exchange for all of the outstanding shares of common stock of Janus Cam held by the Corporation and the forgiveness of certain “Inter-Company Debt” of $300,000 advanced to Janus Cam by the Corporation (the “Transaction”).  At the closing of the Transaction, Janus Cam will no longer be affiliated with or a subsidiary of the Corporation and will instead be under the control of the Shareholders. On May 7, 2015, the Company completed the closing of the transaction.

Assets of subsidiary held for sale consisted of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Cash and cash equivalents	$120,691	$4,723
Accounts receivable, net	82,267	159,048
Due from related party	144,391	12,084
Inventory, net	227,875	474,034
Pre-Paid inventory, advance to supplier	195,685	-
Payroll advance	1,935	2,285
Current assets of subsidiary	$772,844	$652,173
Security deposits	11,222	11,222
Equipment	2,483	2,483
Network/office equipment	34,589	33,488
Accumulated depreciation	(29,192)	(23,515)
Non-Current assets of subsidiary	$19,102	$23,678

Due from Related Party

Notes receivable from related party to Janus Cam is comprised of two notes of $5,000 each. The principal of these notes were due and payable on or before May 1, 2012. The notes are unsecured and non-interest bearing until maturity, after which time interest is calculated at 10% per annum. Total interest due to Janus Cam as of March 31, 2015 was $2,835. The interest and the principal due Janus Cam was eliminated from the consolidated balance sheet and included in the total of assets of subsidiary held for sale.

On October 6, 2014 the Company suspended the salaries of Janus Cam executive management until such time as negotiations resulted in a new rate of pay as provided for under applicable employment contracts. During the nine-month period ended March 31, 2015 Janus Cam agreed to loan funds to them that, in the aggregate, totaled less than their previous salaries and such loans would be applied as an offset to their salaries once reinstated. As of March 31, 2015 Janus Cam has loaned a total of $131,556 interest-free to the management which is due upon reinstatement and calculation of salaries under their respective employment agreements.

Depreciation expense for subsidiary held for sale amounted to $5,677 and $5,500 for the nine-month periods ended March 31, 2015 and 2014, respectively.

Liabilities of Janus Cam, subsidiary held for sale, consisted of the following:

	March 31, 2015	June 30, 2014
Accounts payable	$348,705	$596,009
Sales tax liability	5,926	1,181
Accrued interest	663	-
CA income tax provision	-	24,727
Payroll taxes payable	-	55,453
Total Accrued Expenses	355,294	$677,370
Customer advances	$151,286	$6,752
Notes payable-related parties	-	10,000
Notes payable	-	50,000
Total liabilities of subsidiary	$506,580	$744,122

NOTE 11.	EQUTY TRANSACTIONS

On January 26, 2015, the Company issued, in the aggregate, 400,000,000 shares of common stock for $1,160,000 to two separate trust entities. The beneficiaries of the trusts were subsequently appointed directors on the Company’s board of directors and the Company’s Chief Executive Officer.

On January 26,, 2015, the Company also issued 32,451,499 shares, in the aggregate, of Series B Voting, Convertible Preferred stock at $0.0567per share for $1,840,000 to the same entities as described in the preceding paragraph. Each share of Series B Voting, Convertible Preferred stock has twenty votes on all matters submitted to a vote of the common stockholders and is convertible into twenty shares of common stock at any time after the issuance date. The beneficial conversion feature on the Series B Voting, Convertible Preferred shares issued were valued at $1,470,053 on the issuance date and accounted for as a deemed dividend.

During the nine months period ended March 31, 2015, the company issued 88,127,280 shares of common stock for two conversions totaling 4,406,363 shares of Series B Voting, Convertible Preferred stock. There were also 18,040,247 shares of common stock issued for conversion of debentures (note 4 and 7). The shares issued in connection with debt settlement were valued at the fair market price on the settled dates.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Lease Commitment of Subsidiary Held for Sale

During the prior fiscal year Wireless Village dba/Janus Cam (a subsidiary held for sale), restructured its office leases such that it is no longer a tenant but rather a sub-tenant on a month-to-month basis for facilities located at 31 Airport Blvd. Suites G2, G3 and H. Although on a month-to-month basis, Janus Cam has agreed with the sub-landlord to assume the obligations under the lease and to pay rent directly to the landlord for the duration of the lease term, which expired in November 2014. The Company continues to occupy the space on a month-to-month basis.

Rent expense for Janus Cam amounted to $30,095 and $28,435 for the nine-month periods ended March 31, 2015 and 2014, respectively.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of March 31, 2015.

NOTE 13.	SUBSEQUENT EVENTS

On May 7, 2015, the Company completed the closing of that certain Stock Redemption Agreement transaction entered into as of February 26, 2015 by and among the Company, two shareholders of the Company (the “Shareholders”) and its wholly-owned subsidiary Wireless Village, Inc. dba Janus Cam (“Janus Cam”). At the closing, the Company formally redeemed and canceled 68,000,000 shares of the Company’s common stock held by the Shareholders in exchange for all of the outstanding shares of common stock of Janus Cam held by the Company and the forgiveness of certain “Inter-Company Debt” in the amount of $300,000 advanced to Janus Cam by the Company (the “Transaction”).  As a result of the closing of the Transaction, Janus Cam is no longer affiliated with or a subsidiary of the Company and is now formally under the control of the Shareholders.

On April 9, 2015, the Company received its first orders for installation of Janus V2HD cameras. The cameras are made available through a non-exclusive supply and distribution agreement entered into between Janus Cam and the Company on March 4, 2015. The Company has placed orders for camera inventory and has contracted with a third party for installation services to be provided to end users of the product. The Company has initiated, but not yet completed, the process to form a new wholly owned subsidiary domiciled in the state of California to conduct the business of camera and related item sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”, through Wireless Village, now operating under the fictitious business name Janus Cam.

During 2010 Janus Cam brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. As of March 31, 2015 Janus Cam is wholly owned and our only operating subsidiary.

On February 26, 2015 the Company entered into an agreement that will result in the sale of Janus Cam to its president and its chief financial officer in exchange for a redemption of shares held in the Company and certain cash consideration in the form of debt forgiveness. As a result, the assets, liabilities and operating results of Janus Cam have been presented in the consolidated financial statements as separate line items described as “subsidiary held for sale”. The net income attributed to Janus Cam for the three and nine-month periods ending March 31, 2015 was $30,087 and $26,310 respectively. The current assets of Janus Cam on March 31, 2015 and June 30, 2015 were $772,844 and $652,173 with non-current assets of $19,102 as of March 31, 2015 and $23,678 at June 30, 2014. Liabilities for Janus Cam as of March 31, 2015 were $506,580 and $744,122 at June 30, 2014. The detail of these items is as described below.

Subsidiary Held for Sale: Janus Cam purchases hardware, including cabling, connectors, hard drives, wireless transceivers, cameras and various other hardware items, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who arrange for their own installation of the product in their vehicles. In some instances, installation services were supplied along with the sale of the new camera, or other product, which may include pre-programming of functions prior to shipment. The charges for services such as these are recorded as support services and are usually insignificant when compared to net revenues with totals for the nine-month periods ending March 31, 2015 and 2014 as $84,675 and $560 respectively. The totals for the three-month periods ending March 31, 2015 and March 31, 2014 were $32,965 and $179 respectively. These revenues are combined with hardware sales for Janus Cam, which for the nine-month period ended March 31, 2015, including cameras, were down 26% to $1,283,783 as compared to the nine-month period ending March 31, 2014 where hardware sales were recorded as $1,743,650. Combined sales for the nine-month period ending March 31, 2015 were $1,368,458, down 21% over the same period ending March 31, 2014 where combined sales were $1,744,210. Quarterly combined sales for the three-month period ending March 31, 2015 and March 31, 2014 were $567,635 and $668,560 respectively, a decline of approximately 15% for the current period. Management attributes the decrease in sales revenues during the current nine-month period when compared to the prior year nine-month period revenues to several key factors; depletion of inventory not allowing fulfillment of sales orders and, secondarily, cost cutting initiatives deployed by our primary customers in an effort to remain competitive within an increasingly competitive industry. Management believes this downward turn to be relatively short-lived as local regulations together with pressure from insurance agencies cause for vehicles to be equipped with video recording devices in the near term. Janus Cam has also taken steps to increase its inventory to readily fulfill sales orders when received. Moreover, insurance companies have begun to recognize the benefit of having in-vehicle video recorders for their insured clients to such an extent that Janus Cam is now selling its Janus V2HD product to one insurance carrier in particular that requires its use in all insured’s vehicles. This sales channel has resulted in somewhat lower profit margins as devices are sold at wholesale prices, however installation service revenues have risen as noted above from $560 for the nine-month period ended March 31, 2014 to $84,675 for the nine-month period ended March 31, 2015 as Janus Cam provides installation and maintenance services to insurance company clientele.

In addition to revenues from hardware sales and support services, income not included in the net revenue total but listed as other income totaled $1,541 and $4,763 for the three-month periods ending March 31, 2015 and 2014 respectively. For the three-month period ending March 31, 2015 other income was comprised entirely of recovered shipping expenses charged to customers, whereas for the three-month ending March 31, 2014 other income included $2,663 in recovered shipping expenses plus $2,100 in cash-back allowances from credit card companies. Other income for the nine-month periods ending March 31, 2015 and March 31, 2014 totaled $3,791 and $57,910 respectively. For the nine-month periods ending March 31, 2015 and March 31, 2014 other income included recovered shipping expenses charged to Janus Cam customers of $3,616 and $10,062 respectively. The decrease in recovered shipping expenses is attributed mainly to the proximity of customers during the current period and the decline in unit sales as compared to the previous nine-month period ending on March 31, 2014. The remaining balance of $47,849 recorded for other income for the nine-month period ended March 31, 2014 was attributed to a one-time adjustment in sales tax payable of $44,649, cash back allowances from credit card companies of $2,100, and a downward adjustment in accrued expenses of $1,100. For the nine-month period ending March 31, 2015 the remaining balance of $175 was comprised of credits applied from company credit card accounts. Accounts receivable, net allowance for doubtful accounts of $25,186, at March 31, 2015 and June 30, 2014 were recorded at $82,267 and $159,047 respectively, a decrease of $76,780 or 48%. The decrease is primarily due to receipt of structured payments from customers on payment plans and through more aggressive collection efforts as well as lower sales volumes. The overall aging of accounts or the risk of collection has not been materially affected.

Overall, combined net revenues for Janus Cam, including other income and adjustments, of $1,372,249 for the nine-month period ending March 31, 2015 were down $429,871 from $1,802,120 for the nine-month period ending March 31, 2014, a decrease of 24%. Combined net revenues for Janus Cam, including other income and adjustments, of $569,176 for the three-month period ending March 31, 2015 were down $104,147 from $673,323 for the three-month period ending March 31, 2014, a decrease of 15%. Cost of revenues for the nine-month periods ending March 31, 2015 and 2014 were $884,950 and $1,010,538 respectively, representing a drop in gross profit of approximately 7% due in part to the product sold at wholesale and a slight increase in the cost of various accessory components sold during the period. Similarly, the cost of revenues for the three-month periods ending March 31, 2015 and March 2014 were $376,781 and $362,187 respectively, representing a drop in gross profit of approximately 12% due to a temporary increase in camera cost incurred for expedited inventory deliveries.

Continuing Operations: The company had an operating loss from continuing operations (before provisions for income taxes, other income and expenses, and after eliminating the operating results of the subsidiary held for sale) for the three-month periods ending March 31, 2015 and March 31, 2014 of $7,837 and $36,132 respectively. With the elimination of the subsidiary held for sale, there were no revenues and all loses are attributed to general and administrative expenses. The nine-month period ended March 31, 2015 resulted in an operating loss of $70,713 as compared to an operating loss of $81,441 for the nine-month period ended March 31, 2014 and again was comprised entirely of general and administrative expenses with no revenues. This represents a decrease in operating losses of $10,728 over the current nine-month period when compared to the same period of the previous year. Other income for the three-month period ending March 31, 2015 was comprised of $5,086 of debt forgiveness, less interest on notes payable, plus a change in the fair value of derivatives of $48,877 previously recorded for a total of $51,795. Comparatively, other expense for the three-month period ending March 31, 2014 was $3,627 and comprised entirely of interest on notes payable. The net operating income from continuing operations for the three-month period ending March 31, 2015 was $43,959 as compared to a net loss for the three-month period ending March 31, 2014 of $39,760. Other expenses recorded during the nine-month period ending March 31, 2015 of $72,331 was comprised of income realized from forgiveness of $5,086 in accrued interest by noteholders less the derivative and interest expense from settlement of convertible debentures with shares of common stock plus accrued interest on other notes totaling $77,417. The net operating loss, after other expenses, for continuing operations for the nine-month period ended March 31, 2015 was $143,044 as compared to the net loss from continuing operations of $91,159 for the nine-month period ended March 31, 2014 where our only other expense was $9,717 in interest on outstanding notes payable.

Consolidated Income (loss) Summary: The net income from continuing operations for the three-month period ending March 31, 2015 of $43,959 combined with the net income from subsidiary held for sale of $30,087 resulting in a net income of $74,046 compared with the three-month period ending March 31, 2014 where net loss from continuing operations of $39,760 combined with $26,757 of net loss from subsidiary held for sale produced a consolidated net loss of $66,571. The net loss from continuing operations for the nine-months ended March 31, 2015 of $143,044 combined with the net income for the subsidiary held for sale of $26,310 resulted in a consolidated net loss of $116,734. Consolidated net loss for the nine-month period ended March 31, 2014 was comprised of a net loss from continuing operations of $91,159 plus a net loss from the subsidiary held for sale of $102,762 for a consolidated net loss of $193,921. The decrease in net loss, $146,248, was primarily attributed to the elimination of executive salaries for the Janus Cam from October 2014 through March 31, 2015. In lieu of cancelling employment agreements, the Company agreed to allow the management team to borrow funds until such time as the salaries would be renegotiated downwards or the employment terminated. As of March 31, 2015 there had been $144,391 advanced as loans to the management staff. This amount appears on the Janus Cam balance sheet as an asset, however when negotiations are concluded or employment terminated, this amount will be expensed as well as the addition of employment taxes as applicable. Until such time as a resolution is reached, the amount cannot be expensed as there is no certainty that an agreement can be reached or what the settlement amount may be at conclusion.

Liquidity

On January 26, 2015 we completed an equity round of financing totaling $3,000,000. Proceeds from the investment were used to pay off outstanding notes and convertible debentures as well as significant trade debt. It was determined that our wholly owned subsidiary, Janus Cam, required significant additional capital as well as the cooperation of the management staff of Janus Cam with regard to their employment contracts in order to bring the operations to a profitable level. These two factors as well as other considerations lead us to the decision to divest ownership of Janus Cam to Peter Park and Nelson Choi, both officers of Janus Cam and shareholders of the Company. Accordingly, a stock redemption agreement was entered into on February 26, 2015 that called for, among other closing conditions, the advance and subsequent forgiveness of $300,000 in intercompany loans from Concierge Technologies to Janus Cam. Concierge Technologies also agreed to pay off a note payable due an unrelated party on behalf of Janus Cam. Other proceeds from the invested $3,000,000 were used to pay transaction costs and expenses related to regulatory filings and legal documentation of these transactions. As of March 31, 2015 the company has retained $2,353,378 in cash which management feels will be sufficient to execute our current business plan and to continue to pay its financial obligations throughout the current fiscal year.

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

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd against, jointly and severally, Concierge, Inc, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, by operation of law, this judgment is of no further effect and has expired due to passage of time and a failure to renew by Brookside. Regardless that there is no longer a default judgment enforceable against the Company, we continue to carry the liability as recorded on May 2, 2002. Brookside had entered into a subscription agreement with Concierge, Inc., which called for, among other things, the pending merger between Starfest and Concierge to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of their investment, which Concierge was unable to provide. The amount of $135,000 is included in accrued expenses as of March 31, 2015.

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

On January 26, 2015 the Company entered into a series of agreements that resulted in the sale of 400,000,000 shares of common stock and 32,451,499 shares of series B preferred stock in exchange for $3,000,000 in cash per the following description.

Date	No of Shares Class	Shareholder	Type of Consideration	Value
1/26/2015	266,666,667 common stock	Nicholas and Melinda Gerber Living Trust	Cash	$773,333
1/26/2015	133,333,333 common stock	Schoenberger Family Trust	Cash	$386,667
1/26/2015	21,634,332 Series B preferred	Nicholas and Melinda Gerber Living Trust	Cash	$1,226,667
1/26/2015	10,817,167 Series B preferred	Schoenberger Family Trust	Cash	$613,333
			Total Consideration	$3,000,000

On December 19, 2014 the Company entered into an amendment to a convertible debenture held by a related party. The amended provided for a settlement of the amount due under the terms of the debenture, and also amended the maturity date to be June 1, 2015. On January 26, pursuant to the terms of the amendment, the Company paid the debenture in full by payment of $122,000 in cash and issuance of 8,270,000 shares of common stock per the following description.

Date	No of Shares Class	Shareholder	Type of Consideration	Value
1/26/2015	8,270,000 common stock	Polly Force Co	Debt forgiveness	$102,941

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

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

Item 5.                                Other Information

None.

Item 6.                                Exhibits

The following exhibits are filed, by incorporation and by reference, as part of this Form 10-Q:

Exhibit                                           Item

2.1	-	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*

2.2	-	Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc., Bill Robb and Daniel Britt.++

3.1	-	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*

3.2	-	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*

3.5	-	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**

3.6	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**

3.7	-	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+

3.8	-
Articles of Merger between Concierge Technologies, Inc., a California corporation, and Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5, 2006.+

3.9	-	Amendment to Articles of Incorporation as filed with the Definitive Information Schedule 14c filed with the SEC on December 3, 2010 and with the Nevada Secretary of State on December 23, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14.1	-	Agreement for Sale and Purchase of a Business, May 19, 2015

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: May 20, 2015	By:	/s/ Nicholas Gerber,
Nicholas Gerber,
Chief Executive Officer