Form 10-K
period 2015-06-30
CONCIERGE TECHNOLOGIES INC
filed 2015-10-09
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015
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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,716,960 computed by reference to the $0.009 average of the bid and asked price of the Company's Common Stock on September 29, 2015.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 679,536,298 shares of Common Stock, $0.001 par value, and 37,543,544 shares of Series B Convertible, Voting, Preferred Stock on September 29, 2014. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).   Information Statement pursuant to Section 14C filed December 10, 2010 and April 17, 2015, respectively.

TABLE OF CONTENTS

PART I

ITEM 1	Business	1
ITEM 2	Properties	4
ITEM 3	Legal Proceedings	4

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5
ITEM 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10
ITEM 8	Financial Statements and Supplementary Data	14
ITEM 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	33
ITEM 9A	Controls and Procedures	33

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance	34
ITEM 11	Executive Compensation	39
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	40
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	41
ITEM 14	Principal Accounting Fees and Services	41

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	42

PART I

ITEM 1.                      BUSINESS.

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

Our Business

Concierge, through its wholly owned operating subsidiary Kahnalytics, Inc., is in the business of importing, selling, distributing and installing high-definition digital video recorders with GPS mapping, audio recording, wireless broadcasting, playback and security features as conceptualized to provide historical records of vehicle driving behavior and mobile incidents. During the current fiscal year, Concierge divested ownership interest in its wholly owned subsidiary, Wireless Village, Inc. dba/Janus Cam, who was engaged in the same business.

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

On January 23, 2008 we acquired all of the outstanding and issued shares of Wireless Village, a privately held Nevada corporation based in Cleveland, Ohio. Wireless Village’s assets include computer hardware, software, domain names, existing radio site infrastructure, and expertise in designing, operating, managing and maintaining wireless and wired networks, including video security systems. Wireless Village began transitioning to the business of mobile incident reporting, or “black box” technology, for vehicles during the fiscal year ended June 30, 2010. During September 2010 Wireless Village offered three knowledgeable individuals, a product manufacturer, and an industry lobbyist an equity stake in the company in exchange for providing their services and expertise, along with a potential client list, exclusively to Wireless Village. Accordingly, on October 8, 2010, Concierge Technologies conveyed approximately 49% of its equity in Wireless Village, in the aggregate, to the aforementioned group. As a result the focus of Wireless Village was redirected to the business of mobile incident reporting technology and sales. A fictitious business name of 3rd Eye Cam was adopted and filed in the State of Nevada and, subsequent to a trade mark dispute settlement, that name was discontinued in favor of the fictitious name Janus Cam. The company operated from leased offices in South San Francisco, CA. during the current fiscal year.

During the fiscal year June 30, 2013 Concierge Technologies, through a stock exchange agreement, acquired all of the shares owned by the minority shareholders of Wireless Village in exchange for shares of Concierge Technologies Series B, Voting, Convertible Preferred stock. As of June 30, 2014 Wireless Village was a wholly owned subsidiary of Concierge Technologies, Inc. and its only operating subsidiary.

During the current fiscal year the Company entered into a Stock Redemption Agreement (the “SRA”) wherein we agreed to sell all of the issued and outstanding shares in Wireless Village to the executive management team of Wireless Village in exchange for redemption of 68,000,000 shares of Concierge Technologies common stock held by the buyers plus a forgiveness of intercompany debt totaling $344,052 owed to the Company by Wireless Village. As a further condition of the SRA a certain segment of the Wireless Village business would be retained by Concierge Technologies through a non-exclusive distribution agreement. The transaction closed on May 7, 2015.

On May 26, 2015 a new wholly owned subsidiary named Kahnalytics, Inc. was established in the State of California for the purpose of taking on the segment of the business retained in the spinoff of Janus Cam and to direct resources towards the further development of data processing capabilities intended for risk management use by vehicle insurance companies. As of June 30, 2015 Kahnalytics was our only operating subsidiary and source of revenues.

Governmental Approval of Principal Products.  No governmental approval is required in the U.S. for Concierge's products.

Government Regulations.  There are no governmental regulations in the U.S. that apply to Concierge's sale of recording devices, and no specific license or approvals are required, with the exception of adoption by local industry associations or municipalities on a case-by-case basis of the devices meeting suitability for purpose standards.

Dependence on Major Customers and Suppliers.  Concierge is currently dependent upon its major supplier to continue to supply the recording products at quantities and prices as necessary to meet market demands. Should the market pressures dictate, or other contributing economic factors become influential, the Company is reasonably assured that alternative suppliers of similar products are available. Concierge, through Kahnalytics, currently has one key customer accounting for a majority of its sales revenues. Kahnalytics intends to broaden its target customer base in the coming fiscal year as its primary product development is completed.

Seasonality.  There should be no seasonal aspect to Concierge’s business.

Research and Development.  Concierge expended no money on research and development during fiscal year ending June 30, 2015.

Environmental Controls.  Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business.

Patents, Trademarks, Copyrights and Intellectual Property.  Concierge has trademarked its Personal Communications Attendant. It has no patents on the product. On March 13, 2013 a trademark was granted to Wireless Village for the name “Janus” as used in commerce for cameras and related equipment. That trademark remained with Wireless Village after the closing if the spinoff transaction on May 7, 2015.

Number of Employees.  On June 30, 2015, we employed no persons full time and relied solely on independent sales personnel, commissioned agents, contracted service providers and consultants to perform additional support and administrative functions.

ITEM 2.                      PROPERTIES.

We own no plants or real property.

Facilities

Our office facilities for Concierge Technologies are housed by our Chief Financial Officer, David Neibert, whose mailing address is 29115 Valley Center Rd., K-206, Valley Center, CA 92082. The Company pays no rent and has no lease obligations.

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

Our Common Stock presently trades on the OTC Markets Pink Exchange.  The high and low bid prices, as reported by OTC Markets, are as follows for fiscal years ended June 30, 2014 and 2015.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Calendar 2013
3rd Qtr.	$0.012	$0.011
4th Qtr	$0.021	$0.013

Calendar 2014
1st Qtr	$0.049	$0.009
2nd Qtr	$0.014	$0.0114
3rd Qtr.	$0.0146	$0.0085
4th Qtr	$0.0099	$0.0025

Calendar 2015
1st Qtr	$0.0068	$0.0029
2nd Qtr	$0.0119	$0.0043

Holders

On June 30, 2015 there were approximately 350 registered holders of record of our common stock.

Dividends

We have had no retained earnings and have declared no dividends on our capital stock.  Under Nevada law, a company - such as our company - can pay dividends only

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

Penny Stock Regulations

Our common stock trades on the OTC Markets exchange at a price less than $5 a share and is subject to the rules governing "penny stocks."

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

Our shares likely will trade below $5 a share on the OTC Markets exchange and be, for some time at least, shares of a "penny stock" subject to the trading market impediments described above.

Recent Sales of Unregistered Securities; Outstanding Stock Options

Our company sold shares of its common stock during the last three years and, on February 19, 2014 we issued 53,571 unregistered shares of our common stock to a holder of a note receivable from Janus Cam as a fee in exchange for agreement to extend the maturity date. The transaction was recorded as an expense of $750 based on the market value of our stock as of the date of issue. We have also issued shares of common stock in settlement of convertible debentures as detailed in following paragraphs. The issued shares were unregistered and issued as per the following:

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration
2/19/2014	53,571	Lisa Powell Brown	Debt settlement	$750
9/22/2014	4,346,247	Asher Enterprises	Debt settlement	$28,000
10/10/2014	5,424,000	Asher Enterprises	Debt settlement	$27,120
1/26/2015	266,666,667	Nicholas & Melinda Gerber Living Trust	Cash	$773,333
1/26/2015	133,333,333	Schoenberger Family Trust	Cash	$386,667
1/26/2015	8,270,000	Polly Force Company, Ltd	Debt settlement	$82,700

On February 18, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note was convertible, at the option of the debenture holder, to restricted common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price (“VWAP”) of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period had elapsed the Company could not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest became due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. During the quarter ended September 30, 2014, at the election of the debenture holder, the Company converted $28,000 of the principal to equity through issuance of 4,346,247 shares of common stock. During the quarter ended December 31, 2014, at the election of the debenture holder, the Company converted

$25,000 of the principal plus $2,120 of accrued interest to equity through issuance of 5,424,000 shares of common stock. The debenture has been paid in full as of October 10, 2015 and thus no derivative expense or fair value of the embedded derivative was recorded for the fiscal year ended June 30, 2015.

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

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration
9/8/12	560,000	Gonzalez & Kim	Cash and Debt settlement	$112,000
1/26/2015	21,634,332	Nicholas & Melinda Living Trust	Cash	$1,226,667
1/26/2015	10,817,167	Schoenberger Family Trust	Cash	$613,333

Our Company issued the following shares of common stock pursuant to certain conversion rights contained in our preferred stock. The shares of preferred stock redeemed in the conversion were cancelled resulting in no net effect to the number of voting shares outstanding.

Date	No. of Shares Converted	Type of Shares	Shareholder	Common Stock Issued
10/22/2014	2,203,182	Series B Pref	Peter Park	44,063,640
10/22/2014	2,203,182	Series B Pref	Nelson Choi	44,063,640
6/4/2015	206,186	Series A Pref	Jan Carter	1,030,930

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

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village now called Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. Planet Halo, a wholly owned subsidiary, had been involved with product research and development since July 2011 and as a result had insignificant revenues for the years ending June 30, 2013 and 2012. Planet Halo had been accumulating debt through loans where proceeds were used for further product development and research. On January 31, 2013 the Company executed a stock redemption agreement whereby we sold the corporation in a stock-for-stock transaction to a shareholder in Concierge Technologies. As of June 30, 2014 Janus Cam was our only subsidiary.

Since September 2010, Janus Cam has brought expertise in mobile digital camera deployment into the company by partnering with several industry professionals and a manufacturer of camera and DVR products. In order to gain this expertise we conveyed approximately 49% of our equity ownership in Janus Cam to these professionals. On January 31, 2013 we effectuated an agreement to buy out the minority stakeholders in a stock exchange transaction whereby the shareholders of the non-controlling interest exchanged their shares in Janus Cam for shares in Concierge Technologies. On May 7, 2015 we sold Janus Cam to two shareholders (who were also the executive management at Janus Cam and directors and of the Company) through a Stock Redemption Agreement wherein the Company redeemed 68,000,000 shares of common stock and in turn forgave intercompany debt owned by Janus Cam to the Company. Janus Cam operations for the period July 1, 2014 through May 7, 2015 are accounted for on the Consolidated Statements of Operations as discontinued operations and have been eliminated from the Consolidated Balance Sheet for the year ending June 30, 2014 for comparison purposes.

Discontinued operations for Janus Cam for the period July 1, 2014 through May 7, 2015 resulted in net sales of $1,780,548 as compared to the prior year ended June 30, 2014 of $2,268,127. The cost of goods sold for the period July 1, 2014 through May 7, 2015 was $1,121,169 and $1,318,657 for the year ended June 30, 2014. Gross profit for the comparison periods July 1, 2014 through May 7, 2015 and the year ended June 30, 2014 were $659,379 (37%) and $949,470 (42%) respectively, a decline of approximately 5% in gross profit. Janus Cam recorded $520,406 in general and administrative expenses for an operating income of $138,973 for the period July 1, 2014 through May 7, 2015 as compared to general and administrative expenses of $1,145,967 resulting in an operating loss of $196,497 for the year ended June 30, 2014. In addition to hardware sales, Janus Cam had other income of $5,739 comprised of recovered shipping expenses and incurred $5,106 in interest expense for a combined total of $633 in other income for the period July 1, 2014 through May 7, 2015. The net income for period July 1, 2014 through May 7, 2015, including $800 as an income tax provision, was $138,806.

For the year ended June 30, 2014, in addition to revenues from hardware sales, Janus Cam also recorded a total of $58,701 in other income comprised of $13,487 in recovered shipping expenses, $44,649 in downwards adjusted sales tax liability and corrections to inventory valuation and accrued expenses totaling $745. Janus Cam incurred $4,892 in interest expense and accrued $800 as a state income provision resulting in a net loss of $143,488 for the year ended June 30, 2014.

Management attributes the Janus Cam income for the period July 1, 2014 through May 7, 2015 to a temporary classification of Janus Cam executive compensation totaling $167,443 as notes receivable in lieu of administrative expense. This classification was due to a suspension of salaries as the parties negotiated the terms of the Stock Redemption Agreement resulting in the divestiture of Janus Cam by Concierge Technologies on May 7, 2015.

On May 26, 2015 the Company established a new wholly owned subsidiary domiciled in the state of California and named Kahnalytics, Inc. Kahnalytics took over the business of selling cameras, installation and support services to the insurance industry, a business segment formerly addressed by Janus Cam, but then retained by Concierge Technologies as part of the Stock Redemption Agreement.

Kahnalytics purchases cameras, various other hardware items, and installation services for sale to specific insurance companies, and ultimately for installation into insured’s vehicles. The hardware items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who require delivery and installation of the product in their vehicles. The charges for services such as these are included in the bundled, installed, sales price reflected on sales invoices and accounts receivable. The total net revenues for Kahnalytics for the years ended June 30, 2015 were $95,057 as compared to the year ending June 30, 2014 where sales were zero.

Prior to the formation of Kahnalytics, Concierge Technologies briefly assumed the business of supplying cameras and installation services to a specific customer in the same fashion as later taken on by Kahnalytics. Total revenues from sales for Concierge Technologies for the year ended June 30, 2015 were $128,508 with no sales revenues recorded for the year ended June 30, 2014. Total combined sales revenues for Kahnalytics and Concierge Technologies were $223,565 for the year ended June 30, 2015 and zero for the year ended June 30, 2014.

Overall, consolidated net revenues, excluding other income of $5,086, for the year ending June 30, 2015 were $223,565 and zero for the year ended June 30, 2014. Cost of revenues for the year ending June 30, 2015 and 2014 were $188,325 and zero respectively, representing a gross profit percentage of approximately 16%

The Company incurred a loss from continuing operations (before provisions for income taxes), for the year ended June 30, 2015 of $204,216 as compared to a loss of $176,332 for the year ended June 30, 2014. Our net loss from continuing operations has increased by $27,884. Management attributes the increased loss to the transaction costs incurred to raise equity capital coupled with loan interest on borrowed funds and convertible debenture costs. The net income on a consolidated basis for the year ended June 30, 2015 was $14,191, after giving consideration to income from discontinued operations (including gain on disposal of our subsidiary) of $218,407, as compared to net loss, of $319,820, for the year ended June 30, 2014.

On May 28, 2015 we signed agreements related to the acquisition of Gourmet Foods, Ltd., a privately held company located in Tauranga, New Zealand and placed a cash deposit of NZ$250,000 towards the purchase. The deposit is reflected on our Consolidated Balance Sheet as $182,931 in US currency. The acquisition will be completed in cash. Gourmet Foods is a recognized manufacturer and distributor of baked pies, including meat pies, desserts and other assorted bakery products, in New Zealand. The company has annual revenues in excess of NZ$5.5 million and employs a staff of 45 persons. The acquisition of Gourmet Foods, Ltd. closed on August 11, 2015. See Note 14 on Subsequent Events.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to expand the development of Kahnalytics through implementation of software development and addition of new products, including a branding and promotion of a recurring revenue product offering. We have finalized the acquisition of Gourmet Foods Ltd. of Tauranga, New Zealand which is expected to bring in significant revenues to replace and exceed those of the divested subsidiary Janus Cam. We are also continuing to search for profitable, mature, companies who can be acquired at reasonable prices. By these initiatives we hope to:

●	continue to gain market share in the field of mobile incident reporting
●	increase our gross revenues and realize net operating profits,

●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	source and retain staff experienced in the field of software development and application of database report writing functions,
●	have sufficient cash reserves to pay down accrued expenses
●	attract partners in related fields of software development to participate in consolidated product bundling and service offerings involving our mobile incident reporting and statistical analysis.
●	grow the market share of Gourmet Foods both in New Zealand and abroad

Liquidity

In years prior to 2011, our primary source of operating capital has been funding sourced through insiders or shareholders under the terms of unsecured promissory notes. We had been able, through operating revenues, to remain current on all debt service and vendor payables for the three years hence. However, sufficient funds had been unavailable to eliminate aging note payables accrued from years prior and repayment of convertible debts incurred during the previous year. Accordingly, the Company accepted an equity-based infusion of capital totaling $3 million and retired a significant portion of our outstanding debt, including all convertible debentures, trade payables and notes due to officers and directors.

Management believes that, through execution of our current business plan, the Company will be able to continue to pay its financial obligations and to avoid increases in its accrued liabilities in the coming fiscal year.

During the prior fiscal years Concierge received a management fee from its subsidiaries for the cost of financial reporting, audits and corporate governance. A portion of this fee is paid to the Wallen Group, a California general partnership controlled by David Neibert, our CFO, for consulting services directed towards the administration of the Company. Other outside directors are not compensated for their efforts. Because Concierge has no other sources of income beyond the management fees there is no expectation of profits apart from those of its subsidiaries on a consolidated basis for the coming fiscal year.

Off-Balance Sheet Arrangements

As of September 30, 2015, our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

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

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. and its subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses of $6,349,570. These factors along with those discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/S/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
October 6, 2015

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015	As of June 30, 2014
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,970,062	$15,730
Accounts receivable	95,417	-
Inventory	85,849	-
Current assets of subsidiary disposed	-	652,175
Total current assets	2,151,328	667,904

Deposit	182,931	-
Non-current assets of subsidiary disposed	-	23,678
Total assets	$2,334,259	$691,582

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$269,501	$276,208
Notes payable - related parties	8,500	38,000
Notes payable	8,500	-
Convertible Debenture, net	-	118,000
Related party convertible debenture, net	-	204,700
Current liablities of subsidiary disposed	-	744,123
Total liabilities	286,501	1,381,031

COMMITMENT & CONTINGENCY

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 authorized par $0.001
Series A: zero issued and outstanding at June 30, 2015 and 206,186 shares at June 30, 2014	-	206
Series B: 37,543,544 issued and outstanding at June 30, 2015 and 9,498,409 at June 30, 2014	37,543	9,498
Common stock, $0.001 par value; 900,000,000 shares authorized; 679,536,298 shares issued and outstanding at at June 30, 2015 and 240,337,841 as of June 30, 2014	679,537	240,339
Additional paid-in capital	7,680,248	3,954,217
Accumulated deficit	(6,349,570)	(4,893,709)
Total Stockholders' equity (deficit)	2,047,758	(689,449)
Total liabilities and Stockholders' equity (deficit)	$2,334,259	$691,582

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30
	2015	2014
Net revenue	$223,565	$-

Cost of revenue	188,325	-

Gross profit	35,240	-

Operating expense
General & administrative expense	166,930	161,604
Operating Loss	(131,690)	(161,604)

Other income (expense)
Other income	5,086	-
Interest expense	(77,611)	(14,728)
Total other expense	(72,525)	(14,728)

Loss from continuing operations before income taxes	(204,216)	(176,332)

Provision of income taxes	-	-

Loss from Continuing Operations	(204,216)	(176,332)

Income (Loss) from Discontinued Operations
Gain on disposal of subsidiary	109,600	-
Income from discontinued operations	108,807	(143,488)
Income (Loss) from Discontinued Operations	218,407	(143,488)

Net Income (Loss)	$14,191	$(319,820)

Weighted average shares of common stock ~~*~~
Basic	472,293,364	240,337,841
Diluted	849,749,735	240,337,841

Net loss per common share - continuing operations
Basic & Diluted	$(0.00)	$(0.00)

Net loss per common share - Discontinued operations
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Net loss per common share
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Preferred Stock (Series A)		Preferred Stock (Series B)		Common Stock				Total Concierges' Deficit
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit

Balance at June 30, 2013	206,186	$206	9,498,409	$9,498	240,284,276	$240,284	$3,953,521	$(4,573,889)	$(370,379)
Common stock issued for loan commitment fee	-	-	-	-	53,571	54	696		750
Net loss for the year ended June 30, 2014								(319,819)	(319,819)
Balance at June 30, 2014	206,186	206	9,498,409	9,498	240,337,847	240,338	3,954,217	(4,893,708)	(689,448)

Issuance of Common Stock in settlement of convertible debenture	-	-	-	-	18,040,247	18,040	140,021	-	158,061
Beneficial conversion feature liability on debt issuance	-	-	-	-	-	-	67,571	-	67,571
Issuance of Common Stock for cash	-	-	-	-	400,000,000	400,000	760,000	-	1,160,000
Issuance of series B Preferred Stock for cash	-	-	32,451,499	32,451	-	-	1,807,548	-	1,840,000
Benefical conversion feature for issuance of series B Preferred Stock	-	-	-	-	-	-	1,470,053	(1,470,053)	-
Cancellation of Common Stock as consideration for disposal of subsidiary	-	-	-	-	(68,000,000)	(68,000)	(434,616)	-	(502,616)
Conversion of series A Preferred Stock to Common Stock	(206,186)	(206)	-	-	1,030,930	1,031	(825)	-	-
Conversion of series B Preferred Stock to Common Stock	-	-	(4,406,363)	(4,406)	88,127,280	88,127	(83,721)	-	(0)
Net income for the year ended June 30, 2015								14,191	14,191
Balance at June 30, 2015	-	$-	37,543,545	$37,543	679,536,304	$679,537	$7,680,248	$(6,349,570)	$2,047,758

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	For the years ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,191	$(319,820)
(Income) / Loss from discontinued operations	(108,807)	-
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on disposal of subsidiary	(109,600)	-
Amortization of debt issuance cost	67,571	-
Share based compensation	-	750
(Increase) decrease in current assets:
Accounts receivable	(95,417)	-
Inventory	(85,849)	-
Other current assets	(182,931)	-
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	16,275	10,948
Advances from customers	-	-
Cash used in operating activities - continuing operations	(484,567)	(308,122)
Cash provided by operating activities - discontinued operations	-	107,191
Net cash used in operating activities	(484,567)	(200,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of cash to subsidiary disposed as part of sale agreement	(353,100)	-
Cash used in investing activities - continuing operations	(353,100)	-
Cash used in investing activities - discontinued operations	-	(10,783)
Net cash used in investing activities	(353,100)	(10,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debts	-	10,000
Repayments of related party debts	(29,500)	-
Proceeds from notes payable & debentures	43,500	118,000
Repayments of notes payable & debentures	(222,000)	-
Proceeds from sale of common shares	1,160,000	-
Proceeds from sale of preferred shares	1,840,000	-
Cash provided by financing activities - continuing operations	2,792,000	128,000
Cash provided by financing activities - discontinued operations	-	60,000
Net cash provided by financing activities	2,792,000	188,000

NET INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS	1,954,332	(23,714)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	15,730	39,444

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,970,062	$15,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - continuing operations	$7,984	$4,301
Interest - discontinued operations	$4,103	$-
Income taxes - discontinued operations	$35,538	$6,800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature for issuance of Series B Preferred Stock	$1,470,053	$-
Cancellation of common stock in connection with disposal of subsidiary	$(502,616)	$-
Issuance of common stock in settlement of convertible debentures & Notes & Accrued Interest	$158,061	$-
Common Stock issued as loan fee	$-	$750

The accompanying notes are an integral part of these audited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment through its wholly owned subsidiaries Wireless Village doing business as Janus Cam (until its disposal as of May 7, 2015) and Kahnalytics, Inc.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiaries, Kahnalytics and Wireless Village (discontinued on May 7, 2015).
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

Concentrations of Risk

The Company maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. The Company’s uninsured cash balance was $1,715,085 at June 30, 2015.

Major customers & suppliers

Sales to the Company’s largest customer accounted for approximately $223,565 and 100% of total net sales in the fiscal year ended June 30, 2015 and Nil for the year ended June 30, 2014. Accounts receivable at June 30, 2015 and 2014 for this customer was $95,417 and $Nil, respectively.

Purchases from the Company’s largest supplier accounted for approximately $150,621 and 74% of total net purchases in the fiscal year ended June 30, 2015 and Nil for the year ended 2014. Accounts payable at June 30, 2015 and 2014 for this supplier was $Nil and $Nil, respectively.  The remaining 26% of total net purchases were from one supplier who accounted for $51,852 in fiscal year ended June 30, 2015 and $Nil for the year ended June 30, 2014. Accounts payable for this supplier at June 30, 2015 and 2014 was $18,312 and $Nil.

Allowance for Doubtful Debts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determined that no allowance was necessary for the year ended June 30, 2015 and 2014, respectively. .

Inventory

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award using the straight-line method.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits or if future deductibility is uncertain.

Reclassifications

Certain 2014 balances have been reclassified to conform to the 2015 presentation

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, FASB issued ASU No. 2015-05, (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangements. ASU No. 2015-05 provides guidance on a customer’s accounting for fees paid in a cloud computing arrangement, which includes software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

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

Diluted net loss per share for the year ended June 30, 2014 did not reflect the effects of shares potentially issuable upon conversion of convertible notes & preferred stock. These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share in 2014. Diluted net income per share for the year ended June 30, 2015 reflected the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

NOTE 4.  GOING CONCERN

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $6,349,570 as of June 30 2015, including a net income of $14,191 during the year ended June 30, 2015. The historical losses have adversely affected the liquidity of the Company. The current yearly operations resulted in a net income that, in part, was due to gain realized on the disposal of its wholly owned subsidiary in the amount of $109,600 and income from discontinued operations of $108,807 during the year ended June 30, 2015. . Although losses are expected to be curtailed during the coming fiscal year due to the divestiture of the wholly owned subsidiary, Wireless Village, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts, and successfully compete for customers.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended June 30, 2015, towards (i) sourcing additional working capital including the $3,000,000 equity investment  completed during the quarter ended March 31, 2015, (ii) management of accrued expenses and accounts payable, (iii) divestiture of its subsidiary experiencing continuing operating losses, and (vi) initiation of the acquisition of Gourmet Foods, Ltd, a New Zealand company expected to generate significant and sustainable revenues during the coming fiscal year.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2015	June 30, 2014
Accounts payable	$108,860	$88,977
Accrued judgment	135,000	135,000
Accrued interest	781	27,731
Accrued Expenses	24,860	24,500
Total	$269,501	$276,208

NOTE 6.  RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015	June 30, 2014
Notes payable to director/shareholder, noninterest-bearing, unsecured and payable on demand (1)	$-	$8,500
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	5,000
Notes payable to director/shareholder, interest rate of 8%, unsecured and payable on December 31, 2012	-	1,000
Notes payable to director/shareholder, interest rate of 10%, unsecured and payable on demand	-	10,000
	$8,500	$38,000

On January 1, 2013 we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest on the principal at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and becomes due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of December 31, 2014 was $20,241. There was no beneficial conversion feature involved in the new note. On December 19, 2014 we entered into an amendment to the debenture that allowed for the maturity date to be extended to June 1, 2015 and provided the Company rights to settle the debenture in full, upon completion of an equity investment in excess of $1,500,000, by payment of $122,000 in cash and issuance of 8,270,000 shares of common stock valued at $0.01 per share to the debenture holder.  On January 26, 2015 we exercised those rights and paid the debenture in full. The transaction resulted in a gain on the issuance of shares of $69,861. which was recorded in additional paid in capital account as the transaction was with a related party.

(1)As a result of the death of a related party noteholder, a note payable of $8,500 was reclassified as a note payable-unrelated party and has been removed from the related party notes payable disclosure listing. While the note does not contain successor rights, the Company elects to retain the liability until final disposition.

On February 13, 2015 the Company repaid the outstanding notes due to two related parties totaling $21,000 in principal and $4,000 in accrued interest. A total of $5,086 in accrued interest was forgiven by the noteholders in settlement of the debt.

Interest expense for all related party notes payable, including the related party convertible debenture, for the year ended June 30, 2015 amounted to $6,628 and was $12,306 for the year ended June 30, 2014 for Concierge Technologies.

NOTE 7.  NOTE PAYABLE

Shares Issued in Connection with Financing Cost

On November 8, 2013 Wireless Village entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrued at the rate of 10% per annum and was payable in monthly installments with a maturity date of February 19,

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 payable by Wireless Village. On February 19, 2014 the unaffiliated individual agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share. The note was subsequently extended to mature on January 5, 2015, and then again to mature on February 27, 2015 provided Concierge Technologies guaranteed the repayment on behalf of Wireless Village. A fee in the amount of 1%, or $500, was paid in cash to the noteholder by Wireless Village in exchange for the agreement to extend the maturity date. On February 13, 2015 the note was repaid in full by Concierge Technologies. The amount of the payment made by Concierge Technologies is included in the total of intercompany loan liabilities of Wireless Village and taken into consideration for the calculation of gain on the sale of Wireless Village as a forgiveness of debt.

On December 24, 2014 the Company entered into an unsecured promissory note agreement with an unaffiliated individual for the principal amount of $35,000 plus interest to accrue at the rate of 6% per annum on the unpaid principal. The note and accrued interest was due and payable on or before June 30, 2015. The proceeds of the loan were reserved in anticipation of the need to pay a convertible debenture maturing in January 2015. On January 26, 2015 the noteholder became an investor and shareholder of the Company and the amount of $35,000 due under the note agreement was repaid as a credit to the amount of funds due per the stock subscription agreement. No interest was accrued or paid on the note.

An unsecured loan in the amount of $8,500 due a former director and shareholder who is now deceased has been reclassified as a note due unrelated party. The note is interest free, not deemed assignable to successors by the Company, and held as a contingent liability until resolved.

NOTE 8.  CONVERTIBLE DEBENTURES

On February 18, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The debenture is convertible, at the option of the debenture holder, to restricted common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price (“VWAP”) of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. During the quarter ended September 30, 2014, at the election of the debenture holder, the Company converted $28,000 of the principal to equity through issuance of 4,346,247 shares of common stock. During the quarter ended December 31, 2014, at the election of the debenture holder, the Company converted $25,000 of the principal plus $2,120 of accrued interest to equity through issuance of 5,424,000 shares of common stock. The debenture has been paid in full as of June 30, 2015.

On March 28, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to restricted common shares after September 23, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day VWAP of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 2, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. As of June 30, 2015 the debenture was repaid in full with cash of $32,500 plus accrued interest of $1,995.

On April 25, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $32,500. The note is convertible, at the option of the debenture holder, to unregistered common shares after October 22, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day VWAP of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on January 25, 2015 at which time the note principal and interest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. As of June 30, 2015 the debenture was repaid in full with cash of $32,500 plus accrued interest of $1,995.

The Company identified embedded derivatives related to all the three convertible debenture mentioned above. The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  The derivatives were classified as short-term liabilities. The debentures were repaid in full with cash as of June 30, 2015 and the derivative liability was eliminated on the consolidated balance sheet at June 30, 2015.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2015:

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$-	$-
Roll-forward of Balance
Derivative liability for Convertible Debentures	67,571
Change in value of derivative liability during the period ended June 30, 2015	-67,571
Balance, June 30, 2015	$-

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

NOTE 10.  INCOME TAXES

Income tax for the years ended June 30, 2015 and 2014 is summarized as follows:

	2015	2014
Current tax, net	$-	$-
Deferred (tax)/ benefit	(8,816)	37,307
Change in valuation allowance	8,816	(37,307)
Income tax expense	$-	$-

Through June 30, 2014, the Company incurred net operating losses for tax purposes of approximately $4,880,000, which was decreased to $4,801,000 due to operating income for the year ended June 30, 2015 amounting to $82,000. The net operating loss carryforward for federal and state purposes may be used to reduce taxable income through the year 2035.
The gross deferred tax asset balance as of June 30, 2015 is approximately $1,904,000 after utilization of the amount of $8,800 against taxes computed on taxable income for the year ended June 30, 2015. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot be reasonably assured.

Components of the deferred tax assets are limited to the Company's net operating loss carryforwards, and are presented as follows at June 30:

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,801,000	$4,880,000
Deferred tax assets, net	1,904,000	1,913,000
Valuation allowance	(1,904,000)	(1,913,000)
Net deferred tax assets	$-	$-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended June 30:

	2015		2014
	Amount	Rate	Amount	Rate

Tax expense (benefit) at federal statutory rate	$28,617	-35.0%	$(29,609)	-34.0%
State taxes, net of federal benefit	7,228	-8.8%	(7,698)	8.8%
Beneficial conversion expense	(27,028)	8.4%	-	0.0%
Minimum franchise tax	-	0.0%	-	0.0%
Change in valuation allowance	(8,816)	35.4%	37,307	42.8%
Tax expense at actual rate	$-	0.0%	$-	0.0%

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Purchase Agreement Commitment

On May 29, 2015 the Company and Gourmet Foods, Ltd., a New Zealand company, entered into a Sale and Purchase of a Business agreement. On June 23, 2015, pursuant to the terms of the agreement, the Company paid $182,931 (equal to $260,000 New Zealand dollars) to Gourmet Foods, Ltd. as a deposit against the final purchase price estimated to total $2,511,050 in New Zealand currency.

As mentioned in Note 14 Subsequent Events, the acquisition was closed on August 11, 2015 and Gourmet Foods, Ltd became a wholly owned subsidiary of the Company. Refer to Note 14 for further details.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of June 30, 2015.

NOTE 12.  EQUITY TRANSACTIONS

Shares issued for cash

On January 26, 2015, the Company issued, in the aggregate, 400,000,000 shares of common stock for $1,160,000 to two separate trust entities. The beneficiaries of the trusts were subsequently appointed directors on the Company’s board of directors and the Company’s Chief Executive Officer.

On January 26, 2015, the Company also issued 32,451,499 shares, in the aggregate, of Series B Voting, Convertible Preferred stock at $0.0567per share for $1,840,000 to the same entities as described in the preceding paragraph. Each share of Series B Voting, Convertible Preferred stock has twenty votes on all matters submitted to a vote of the common stockholders and is convertible into twenty shares of common stock at any time after the issuance date. The beneficial conversion feature on the Series B Voting, Convertible Preferred shares issued were valued at $1,470,053 on the issuance date and accounted for as a deemed dividend.

Common stock issued in conversion of preferred stock

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2015, the company issued 88,127,280 shares of common stock for two conversions totaling 4,406,363 shares of Series B Voting, Convertible Preferred stock. The Company also converted 206,186 shares of its Series A Voting, Convertible Preferred stock to 1,030,930 shares of common stock.

Shares issued for debt settlement

The Company issued a total of 18,040,247 shares of common stock for conversion of debentures (note 8).

Shares cancelled in connection with disposal of subsidiary

On May 7, 2015 completed the sale of its wholly owned subsidiary, Wireless Village, and cancelled 68,000,000 shares of common stock as consideration (Note 13). The shares were valued at the fair market price on the closing date of the transaction.

NOTE 13.  DISCONTINUED OPERATIONS

On February 26, 2015, the Company entered into a Stock Redemption Agreement with two of its shareholders (the “Shareholders”) and its wholly-owned subsidiary Wireless Village, Inc. dba Janus Cam (“Janus Cam”), a Nevada corporation (the “Agreement”) whereby the Company will cancel 68,000,000 shares of the Company’s common stock held by the Shareholders in exchange for all of the outstanding shares of common stock of Wireless Village held by the Company and the forgiveness of certain “Inter-Company Debt” of $344,052 advanced to Janus Cam by the Company (the “Transaction”). On May 7, 2015, the Company completed the closing of the transaction.

Assets of the divested subsidiary consisted of the following as of May 7, 2015 and June 30, 2014:

	May 7, 2015	June 30, 2014
Cash and cash equivalents	$130,052	$4,723
Accounts receivable, net	66,015	159,047
Due from related party	167,443	12,085
Inventory, net	190,499	474,035
Pre-Paid inventory, advance to supplier	219,149	-
Payroll advance	1,935	2,285
Current assets of subsidiary	$775,093	$652,175
Security deposits	11,222	11,222
Equipment	2,483	2,483
Network/office equipment	34,589	33,488
Accumulated depreciation	(30,820)	(23,515)
Non-Current assets of subsidiary	$17,473	$23,678
Total Assets of subsidiary	$792,567	$675,853

Liabilities of the divested subsidiary consisted of the following:

	May 7, 2015	June 30, 2014
Accounts payable	$285,512	$596,009
Sales tax liability	3,914	1,181
CA income tax provision	-	24,727
Payroll taxes payable	529	55,453
Total Accrued Expenses	289,955	677,370
Customer advances	82,475	6,752
Notes payable-related parties	-	10,000
Notes payable	-	50,000
Debt payable to Concierge	344,052	(5,548)
Total liabilities of subsidiary	$716,482	$738,574

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income and gain from the sale of subsidiary

The common shares redeemed in the transaction were valued at the fair market price of $0.0089 on the date of closing resulting in $605,200 in consideration. The debt payable to Concierge amounting to $344,052 as of the closing date was forgiven. The disposal of subsidiary resulted in a gain on disposal of $109,600. The income from discontinued operations for the period July 1, 2014 through May 7, 2015 was $108,807 resulting in a total gain on the disposal of the subsidiary of $218,407.

NOTE 14.  SUBSEQUENT EVENTS

The Sale and Purchase Agreement referenced in Note 11 above provided for a due diligence period for the Company to inspect relevant aspects of the business (the “Due Diligence Period”). During the Due Diligence Period, the Company and Gourmet Foods decided to restructure their Purchase and Sale Agreement as a stock purchase to facilitate a more efficient transfer of Gourmet Foods to the control of the Company.

Accordingly, on July 29, 2015, the Company, Gourmet Foods and the shareholders of Gourmet Foods Ltd. (the “Gourmet Foods Shareholders”) entered into an Agreement for Sale and Purchase of Shares (the “Share Purchase Agreement”) whereby the Company agreed to purchase 100% of the shares of Gourmet Foods from the Gourmet Foods Shareholders in exchange for the original Purchase Price of $2,511,050 NZD.  In connection with the execution of the Share Purchase Agreement, the parties agreed to terminate the Sale and Purchase Agreement. The Share Purchase Agreement closed on August 11, 2015 and Gourmet Foods, Ltd became a wholly owned subsidiary of the Company.

The terms of the Share Purchase Agreement are subject to post-closing adjustments based on accounting and inventory audits of the Businesses as set forth in the Share Purchase Agreement.

The Company is in the process of having the financial statement of Gourmet Foods, Ltd audited.

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

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Concierge Technologies at June 30, 2015 and a description of the business experience of each.

Person	Offices	Office Held Since	Term of Office
Scott Schoenberger	Director	2015	2016
Nicholas Gerber	CEO/Secretary and Director	2015	2016
David W. Neibert	C.F.O. and Director	2002	2016
Matt Gonzalez	Director	2013	2016

Nicholas Gerber:  Mr. Gerber has been the CEO, Secretary and director of the Company since January 2015. He is currently a director and  portfolio manager for USCF and the Related Public Funds since April 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Mr. Gerber had also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. from June 2003 to 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that had been sponsoring and providing portfolio management services to mutual funds from March 1995 to January 2013.  He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber passed the Series 3 examination for associated persons and holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 53 years old.

Scott Schoenberger Mr. Schoenberger is the owner & CEO of KAS Engineering, a second generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and CEO of Nica Products, another manufacturing company based in Orange County, CA. Scott has over 30 years experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a BS in Environmental Studies from the University of California Santa Barbara and is 49 years old.

David W. Neibert:  Mr. Neibert has been a director of Concierge Technologies since June 17, 2002 and CEO of Concierge from April 2007 until January 2015, whereafter he resigned the office and assumed the title of CFO. He is the president of the Company’s wholly owned subsidiary Kahnalytics, Inc. Mr. Neibert is also the president of The Wallen Group, a general partnership providing consulting services to wireless communications companies and other high technology firms in development stages as well as general bookkeeping and payroll services to small and medium sized businesses in the Southern California area. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products (under the names “Midland”, “Securicor Wireless”, “Linear Modulation Technologies”, and others) globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. known as Roamer One. Intek Global Corporation was subsequently acquired by its majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, CA, Kansas City, MO, New York City, NY, and Sutton Surrey, England during period from 1992 – 1998 before locating The Wallen Group in Southern California. Mr. Neibert is 60 years old.

Matt Gonzalez: Matt Gonzalez is an attorney with experience handling both civil and criminal matters in both the state and federal courts.  He has a BA from Columbia University (1987) and JD from Stanford Law School (1990). Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender's Office where he oversees an office of over 90 trial lawyers.

He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005, and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner in Gonzalez & Kim, a California partnership providing transportation services to a number of entities. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco.  He joined Concierge as an investor in 2010 and became a director during 2013. Mr. Gonzalez is 50 years old.

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

Unbeknownst to the Company, Allen Khan, formerly a director, chairman and Chief Executive Officer of the board of directors of the company gifted 6,083,333 unregistered shares of Concierge Technologies common stock to another shareholder during fiscal year ended June 30, 2014. Mr. Kahn was hospitalized and died prior to recovering sufficiently to file the reporting forms required by Section 16(a) and the Company was unable to take any action regarding timely disclosure or filing on his behalf.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary, Commission, or Fees	Bonus	Common Stock Awards	Total

David Neibert, CFO (1)	FY 2015	75,000	0	0	75,000
	FY 2014	75,000	0	0	75,000
Nicholas Gerber, CEO/Secretary	FY 2015	0	0	0	0
	FY 2014	0	0	0	0

 (1) The Wallen Group, a California general partnership controlled by David Neibert, was paid $75,000 during the current fiscal year for consulting and administrative services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

The directors of Concierge received the following compensation in FY 2015 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Nicholas Gerber	0	0	0	0	0	0	0
Scott Schoenberger	0	0	0	0	0	0	0
Matt Gonzalez	0	0	0	0	0	0	0

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

The table below sets forth the ownership, as of September 29, 2015 of each individual known to management to be the beneficial owner of more than five percent of the company’s common stock(5), by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned	Percent of Class
Gonzalez & Kim 150 Clement St. San Francisco, CA 94118	70,017,140 (1)	4.89%
Nicholas Gerber 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	699,353,307 (2)	48.90%
David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	9,475,593 (3)	0.66%
Scott Schoenberger 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	349,676,673 (4)	24.45%
Officers and Directors as a Group	1,128,522,713 (5)	78.90%

(1)
Gonzalez & Kim is a California general partnership whose partners are Hansu Kim and Matt Gonzalez. Mr. Gonzalez is a director of the company. Their ownership is in the form of 3,500,857 shares of Concierge Series B Voting, Convertible, Preferred stock that, when converted at a ratio of 1:20, would equal to 70,017,140 shares of common stock. Their ownership rights are equal, thus Mr. Gonzalez is listed herein as a beneficial owner of 70,017,140 shares of common stock.

(2)
Mr. Gerber is a beneficiary of the Nicholas and Melinda Living Trust which holds 266,666,667 shares of common stock and 21,634,332 shares of Series B Voting, Convertible Preferred stock that, when converted at a ratio of 1:20, would equal 432,686,640 shares of common stock.

(3)	Mr. Neibert’s minor child owns 6,754 shares of common stock included in the calculation.
(4)
Mr. Schoenberger is a beneficiary of the Schoenberger Family Trust which holds 133,333,333 shares of common stock and 10,817,167 shares of Concierge Series B Voting, Convertible, Preferred stock that, when converted at a ratio of 1:20, would be equal to 216,343,340 shares of common stock.

(5)	For purposes of calculating total shares of common stock, Series B issued shares are treated as though they have been converted into common stock.

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

  ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the previous two fiscal years preceding the Company’s last fiscal year to present, there have been no transactions with related persons, promoters or certain control persons as covered by Item 404 of Regulation S-K. However, in connection with that certain Securities Purchase Agreement with Nicholas Gerber and Scott Schoenberger, certain now current executive officers and directors may have formed a “group” under Section 13(d)(3) of the Exchange Act which may result in related party transactions in the future. These affiliations are disclosed herein

On January 26, 2015, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors, Nicholas Gerber and Scott Schoenberger, (the “Purchasers”) pursuant to which the Company agreed to sell and the Purchasers agreed to purchase 400,000,000 shares of common stock and 32,451,499 shares of Series B preferred stock of the Company in exchange for $3,000,000 USD.  Pursuant to the terms of the Securities Purchase Agreement, Purchasers acquired a controlling interest in the Company pursuant to the issuance of the above shares which constituted 70.0% of the voting control of the Company.  Following the closing of the Securities Purchase Agreement, Mr. Gerber and Schoenberger became officer and directors of the Company.

Any future transactions by and among the parties mentioned above may qualify as related party transactions and will be disclosed accordingly.

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

Fiscal Year ended June 30, 2015                                                                $37,000
Fiscal Year ended June 30, 2014                                                                $36,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2015                                                                $-0-
Fiscal Year ended June 30, 2014                                                                $-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2015                                                                $-0-
Fiscal Year ended June 30, 2014                                                                $-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2015                                                                $-0-
Fiscal Year ended June 30, 2014                                                                $-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee, and in our case the board of directors, require that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

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

3.9	-	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.

3.10	-	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

10.2	-	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.****

10.3	-	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers. .****

10.4	-	Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert. .****

10.5	-	Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam. .**(**

10.6	-	Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam. .*****

14	-	Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

****Previously filed with Current Report on Form 8-K on January 29, 2015 and incorporated by reference herein.

***** Previously filed with Current Report on Form 8-K on March 4, 2015 and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: October 9, 2015	By:	s/ Nicholas Gerber
Nicholas Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 9, 2015	/s/ David W. Neibert
David W. Neibert, C.F.O. and Director

Date: October 9, 2015	/s/ Nicholas Gerber
Nicholas Gerber, CEO/Secretary and Director

Date: October 9, 2015	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: October 9, 2015	/s/ Matt Gonzalez
Matt Gonzalez, Director