Form 10-Q
period 2015-09-30
CONCIERGE TECHNOLOGIES INC
filed 2015-11-23
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of November 16, 2015, there were 679,536,298 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 41,949,967 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures	22

PART II – Other Information	23

Item 1.Legal Proceedings	23

Item 1A.Risk Factors

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.Defaults Upon Senior Securities

Item 4 Mine Safety Disclosures

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	26

PART I – FINANCIAL INFORMATION

Item 1.                    Fnancial Statements
Page

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations for the Three Month Periods Ended September 30, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Month Periods Ended September 30, 2015 and 2014 (Unaudited)	6

Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	June 30, 2015
CURRENT ASSETS:
Cash & cash equivalents	$491,286	$1,970,062
Accounts receivable, net	161,979	95,417
Inventory, net	307,654	85,849
Deposit	83,838	-
Other current assets	11,209	-
Total current assets	1,055,966	2,151,328

Security deposits	12,732	-
Property and equipment, net	1,107,513	-
Goodwill	268,431	-
Deposit	-	182,931
Total assets	$2,444,643	$2,334,259

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$547,359	$269,501
Notes payable - related parties	8,500	8,500
Notes payable	8,500	8,500
Other current liabilities	11,684	-
Total liabilities	576,042	286,501

COMMITMENT & CONTINGENCY	-	-

STOCKHOLDERS' EQUITY	-	-
Preferred stock, 50,000,000 authorized par $0.001
Series B: 37,543,544 issued and outstanding at September 30, 2015 and June 30, 2015	37,543	37,543
Common stock, $0.001 par value; 900,000,000 shares authorized; 679,536,298 shares issued and outstanding at September 30, 2015 and at June 30, 2015	679,537	679,537
Additional paid-in capital	7,680,248	7,680,248
Accumulated other comprehensive expense	(86,204)	-
Accumulated deficit	(6,442,524)	(6,349,570)
Total Stockholders' equity	1,868,601	2,047,758
Total liabilities and Stockholders' equity	$2,444,643	$2,334,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three-Month Periods Ending
	September 30,
	2015	2014
Net revenue	$721,725	$-

Cost of revenue	557,950	-

Gross profit	163,774	-

Operating expense

General & administrative expense	238,187	13,766

Operating Loss	(74,412)	(13,766)

Other income (expense)
Interest income	1,406	(46,081)
Change in fair value of derivative	-	(34,765)
Total other income (expense)	1,406	(80,846)

Loss from continuing operations before income taxes	(73,006)	(94,611)

Loss from Discontinued Operations
Loss from discontinued operations	-	(67,021)
Loss from Discontinued Operations	-	(67,021)

Net Loss	$(73,006)	$(161,632)

Other comprehensiveloss
Foreign currency translation gain/loss	(86,204)	-
Comprehensive loss	$(86,204)	$-

Weighted average shares of common stock *		-
Basic	679,536,298	241,472,796
Diluted	679,536,298	241,472,796

Net loss per common share-continued operations
Basic and Diluted	$(0.00)	$(0.00)

Net loss per common share-discontinued operations
Basic and Diluted	$-	$(0.00)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three-Month Periods Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,006)	$(161,632)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	37,329	-
Derivative Expense	-	49,782
Change in fair value of derivative liability	-	(15,017)
Amortization of debt issuance cost	-	40,748
(Increase) decrease in current assets:
Accounts receivable	180,067	-
Inventory	36,706	-
Other assets	(60,747)	(1,245)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	1,072	(670,882)
Advances from customers	-	(8,090)
Cash used in operating activities - continuing operations	121,420	(766,336)
Cash provided by operating activities - discontinued operations	-	767,356
Net cash provided by (used in) operating activities	121,420	1,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets from a subsidiary	(38,361)	-
Cash paid for acquisition of subsidiary net of subsidiary cash acquired	(1,519,802)	-
Due from related party	-	(252)
Cash used in investing activities - continuing operations	(1,558,163)	(252)
Cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(1,558,163)	(252)

Effect of exchange rate change on cash and cash equivalents	(42,034)	-
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,478,776)	768

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,970,062	20,454

CASH & CASH EQUIVALENTS, ENDING BALANCE	$491,286	$21,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$-	$26,550

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in partial settlement of convertible debenture	$-	$28,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of mobile video recording devices through its wholly owned subsidiary Kahnalytics, Inc. and the production, packaging and distribution of gourmet meat pies and related bakery confections through its wholly owned New Zealand subsidiary Gourmet Foods, Ltd.

NOTE 2.  ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2015 Form 10-K filed on October 9, 2015 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. (parent), and its wholly owned subsidiaries, Kahnalytics, Inc. and Gourmet Foods, Ltd. All significant inter-company transactions and accounts have been eliminated in consolidation.

Other Comprehensive Income (Loss) and Foreign Currency
We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The accounts of Gourmet Foods, Ltd. use the New Zealand dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet was $86,204 as of September 30, 2015. During the three months ended September 30, 2015, comprehensive loss in the consolidated statements of operations included translation losses of $86,204.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $6,442,524 as of September 30, 2015, including a net loss of $73,006 during the three-month period ended September 30, 2015. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to the sale of its subsidiary Wireless Village dba Janus Cam (“Wireless Village”), a Nevada corporation, which was experiencing historical operating losses, the acquisition of Gourmet Foods in New Zealand, and the establishment of a new wholly-owned subsidiary named Kahnalytics, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts at Kahnalytics, and realization of profitable operation of newly acquired Gourmet Foods in New Zealand while hedging against the effects of fluctuating currency exchange rates.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to increase profitability from operations and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended September 30, 2015, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) divestiture of non-profitable operations, (vi) alliance with suitable synergistic partners for business opportunities in mobile incident reporting and, (vi) acquisition of established enterprises such as Gourmet Foods with a high likelihood of profitability.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Furniture & Office Equipment	$12,910	$12,910
Fixed Assets, New Zealand	1,144,842
Total Fixed Assets	1,157,752	12,910
Accumulated Depreciation	(50,239)	(12,910)
Total Fixed Assets, Net	$1,107,513	$-

Depreciation expense amounted to $37,329 and $2,137for the three-month periods ended September 30, 2015 and 2014, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2015	June 30, 2015
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500

	$8,500	8,500

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2015	June 30, 2015
Accounts payable	$236,289	$108,860
Sales Tax payable	658	360
Accrued judgment	135,000	135,000
Accrued interest	980	781
Auditing	3,500	24,500
Accrued expenses	170,932	-
Total	$547,359	$269,501

NOTE 7.  NOTE PAYABLE

Shares Issued in Connection with Financing Cost

On November 8, 2013 Wireless Village entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrued at the rate of 10% per annum and was payable in monthly instalments with a maturity date of February 19, 2014 payable by Wireless

Village. On February 19, 2014 the unaffiliated individual agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share. The note was subsequently extended to mature on January 5, 2015, and then again to mature on February 27, 2015 provided Concierge Technologies guaranteed the repayment on behalf of Wireless Village. A fee in the amount of 1%, or $500, was paid in cash to the noteholder by Wireless Village in exchange for the agreement to extend the maturity date. On February 13, 2015 the note was repaid in full by Concierge Technologies. The amount of the payment made by Concierge Technologies is included in the total of intercompany loan liabilities of Wireless Village and taken into consideration for the calculation of gain on the sale of Wireless Village as a forgiveness of debt.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2015:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Derivative Liability	$–	$–	$-	$-
Roll-forward of Balance
Derivative liability for Convertible Debentures	67,571
Change in value of derivative liability during the period ended June 30, 2015	(67,571)
Balance, June 30, 2015	$-

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

NOTE 10. BUSINESS COMBINATIONS

On May 28, 2015 Concierge Technologies, Inc. (the “Company”) entered into an agreement to acquire the assets of Gourmet Foods, Ltd., a New Zealand corporation, subject to satisfactory completion of due diligence and other customary criteria for a transaction of this kind. Gourmet Foods is a baker of New Zealand meat pies and other confections distributed to major grocery stores, convenience stores, restaurants and other retailers throughout New Zealand. The Company placed a cash deposit with Gourmet Foods in accordance with the provisions of the asset purchase agreement, however the parties later elected to change the nature of the transaction to a stock purchase agreement. The Stock Purchase Agreement (the “SPA”) was entered into on July 28, 2015 and was set to close on July 31, 2015 subject to final adjustments to accounts receivable, accounts payable, inventory, employee entitlements and other current assets and liabilities. The Company paid a purchase consideration of NZ$2,597,535 (approximately US$1,753,428) in cash. An independent evaluation was conducted in order to obtain a fair market value of the fixed assets of Gourmet Foods. The remainder of the purchase price was allocated between the difference of acquired assets over liabilities assumed and goodwill.

On August 11, 2015 the parties reached agreement to close the SPA based on the balance sheet information as of July 31, 2015, subject to further adjustments if necessary once certain balances became known without dispute, and the Company remitted the remainder of the purchase price in cash to an account in New Zealand established for the benefit of the shareholders of Gourmet Foods, Ltd. The operations of Gourmet Foods, Ltd. will be consolidated going forward with those of the Company as of August 1, 2015.

Under the acquisition method of accounting, the total purchase consideration is allocated to Gourmet Foods, Ltd. net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The following table summarizes the preliminary fair value estimate of the net assets acquired as of the Acquisition Date:

Cash	$50,695
Accounts Receivable	259,662
Pre Payments	11,246
Inventory	256,271
Furniture/Fixtures	1,207,762
Goodwill	268,431
Total Assets	2,054,067

Accrued Expenses	37,233
Accounts Payable	216,718
Accrued Holiday Pay	46,013
Employee Entitlements	675
Total Liabilities	300,639

Net Assets Acquired	$1,753,428

NOTE 11.  DISCONTINUED OPERATIONS

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

Assets of the divested subsidiary consisted of the following as of May 7, 2015:

May 7, 2015
Cash and cash equivalents	$130,052
Accounts receivable, net	66,015
Due from related party	167,443
Inventory, net	190,499
Pre-Paid inventory, advance to supplier	219,149
Payroll advance	1,935
Current assets of subsidiary	$775,093
Security deposits	11,222
Equipment	2,483
Network/office equipment	34,589
Accumulated depreciation	(30,820)
Non-Current assets of subsidiary	$17,473
Total Assets of subsidiary	$792,567

Liabilities of the divested subsidiary consisted of the following:

May 7, 2015
Accounts payable	$285,512
Sales tax liability	3,914
CA income tax provision	-
Payroll taxes payable	529
Total Accrued Expenses	289,955
Customer advances	82,475
Notes payable-related parties	-
Notes payable	-
Debt payable to Concierge	344,052
Total liabilities of subsidiary	$716,482

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

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Lease Commitment

Gourmet Foods. Ltd., a wholly owned subsidiary of the Company, has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between September 2016 and August 2018, and require monthly rental payments of approximately $13,400 per month.

Future minimum lease payments are as follows:

Fiscal years ending March 31, for Gourmet Foods, Ltd.	$

2016	157,406
2017	142,362
2018	114,704
2019	40,333
454,806

Gourmet Foods, Ltd. of Tauranga, New Zealand, our wholly subsidiary, entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of $110,000 to secure the lease of its primary facility.

In addition, the Company has posted a NZ$20,000 bond secured with a cash deposit of equal amount to secure a separate facilities lease on behalf of Gourmet Foods, Ltd. The cash deposit will remain until such time as the lease is satisfactorily terminated in accordance with its terms. Interest from the cash deposit securing the lease accumulates to the benefit of the Company and is listed as Interest Income at current value translated to US currency on the accompanying Condensed Consolidated Statements of Operations.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of September 30, 2015.

NOTE 13.  SEGMENT REPORTING

With the acquisition of Gourmet Foods, Ltd., the Company has identified two segments for its products and services; North America and Asia-Pacific. Our reportable segments are business units located in different global regions. The Company’s operations in North America include the purchase and sale of mobile video recording devices through its wholly owned subsidiary Kahnalytics, Inc. and in Asia Pacific include the production, packaging and distribution of gourmet meat pies and related bakery confections through its wholly owned New Zealand subsidiary Gourmet Foods, Ltd. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation.

The following table presents a summary of identifiable assets as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015	As of June 30, 2015
Identifiable assets:
Corporate headquarters	$420,703	$2,132,164
North America	173,187	202,095
Asia – Pacific	1,850,753	-
Consolidated	$2,444,643	$2,334,259

The following table presents a summary of operating information for the three months ended September 30, 2015:

September 30, 2015
Revenues from unaffiliated customers:
North America	$121,200
Asia – Pacific	600,525
Consolidated	$721,725

Net income (loss) after taxes:
Corporate headquarters	$(73,701)
North America	(1,670)
Asia – Pacific	2,365
Consolidated	$(73,006)

The following table presents a summary of capital expenditures for the three months ended September 30, 2015:

2015
Capital expenditures:
Asia - Pacific	$38,361

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village dba/Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. During the fiscal year ended June 30, 2013 we sold Planet Halo to a shareholder through a stock redemption agreement and we acquired all of the minority owned shares of Wireless Village through a stock-for-stock exchange. Having Wireless Village as a wholly-owned subsidiary for 2 years produced operating losses and the Company elected to raise additional working capital through equity and change our strategic focus. Accordingly, during the fiscal year ended June 30, 2015 we raised $3 million in cash, sold Wireless Village to its executive management team through a stock redemption agreement, established a new wholly-owned subsidiary named Kahnalytics to carry on certain profitable aspects of the former Wireless Village line of business, and entered into an agreement to acquire Gourmet Foods. Ltd. of Tauranga, New Zealand. The acquisition of Gourmet Foods, Ltd. was completed on August 11, 2015.

Kahnalytics

Kahnalytics purchases hardware, including cameras and SD Cards, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who require installation of the product in their vehicles. Kahnalytics contracts with an unrelated third party for fulfillment of the product delivery and installation. The charges for installation service and delivery where applicable are calculated according to a negotiated flat rate and included in net revenues with totals for the three-month periods ending September 30, 2015 and 2014 as $121,200 and $0 respectively. Accounts receivable at September 30, 2015 and June 30, 2015 were recorded at $7,479 and $95,417 respectively, a decrease of $87,938 or 92%. The decrease is primarily due to the start-up nature of Kahnalytics. Having just begun sales in mid June 2015 there was insufficient time to collect remittance on sales invoices prior to the end of the period whereas for the current quarter a more realistic level of accounts receivable was in evidence. Management expects little or no bad debt allowance to be applicable to its accounts receivable in the future.

Cost of revenues for the three-month period ending September 30, 2015 were comprised of $84,240 in hardware and $33,120 in contracted fulfillment services for a total of $117,360 producing an operating income of $3,840 before general and administrative expenses and income tax. Since Kahnalytics was not founded until May 2015 there are no comparison results for the three-month period ended September 30, 2014.

Gourmet Foods, Ltd.

Gourmet Foods Limited (“GFL”), was organized in its current form in 2005 (previously known as Pats Pantry Ltd). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand.  GFL, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. GFL also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. Concierge Technologies purchased all of the issued and outstanding shares of GFL as of August 1, 2015, even though the transaction did not officially close until August 11, 2015.

An independent evaluation of the assets of GFL was commissioned as was an audit of their last two fiscal years ended March 31st. It was ascertained that GFL had experienced a net loss over the fiscal year ended March 31, 2015 of $9,558. Contributing to the loss were several factors that current management does not expect to reoccur which included an effort to export product to Korea and an ill-suited sales effort involving the addition of field sales representatives and their associated expenses including company provided vehicles. Since the acquisition date of August 11, 2015 GFL has initiated several strategies designed to improve profitability through a more efficient and automated production process and sales growth initiatives that involve an outreach to areas currently underserved by GFL. To assist with the purchase of new machinery and cover interim working capital needs, Concierge Technologies extended an interest-free intercompany loan of NZ$250,000.

The accompanying financial statements include the operations of GFL for the period August 1, 2015 through September 30, 2015. Because the Company did not acquire GFL until the current quarter ended September 30, 2015 there is no comparison data supplied in the accompanying Condensed Consolidated Statements of Operations for GFL for the quarter ended September 30, 2014, nor are the assets and liabilities of GFL included in the Condensed Consolidated Balance Sheets as of June 30, 2015.

GFL operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate our reporting currency, the US dollar, with that of GFL we record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Expense found on the Condensed Consolidated Balance Sheets.

Net revenues for the two-month period August 1, 2015 through September 30, 2015 were $600,525 with interest income of $464. Cost of goods sold for the two-month period ending September 30, 2015 was $440,590 resulting in an operating income of $159,935 or approximately 27% gross margin. General and administrative expenses for the two-month period were $124,739 resulting in a net income before income tax and depreciation of $35,196. The depreciation expense for GFL over the two-month period ending September 30, 2015 was $37,329 which, when combined with the income tax provision of $695 and the interest income of $464 subtracted from the net operating income, resulted in a net loss of $2,365.

Concierge Technologies

The Company overall incurred an operating loss (before provisions for income taxes, other income and expenses) for the three-month period ended September 30, 2015 of $74,412 as compared to a net loss of $25,266 for the three-month period ended September 30, 2014. This represents an increase in operating losses of $49,146 over the current three-month period when compared to the same period of the previous year. Other income comprised of interest on cash deposits during the three-month period ending September 30, 2015 was $1,406 as compared to other expenses incurred for the three-month period ending September 30, 2014 of $80,846. The net loss from continuing operations (before income tax and losses from discontinued operations) for the three-month periods ending September 30, 2015 and 2014 were $73,006 and $94,611 respectively. The discontinued operations of Wireless Village accounted for additional losses for the three-month period ended September 30, 2014 of $67,021 for a total net loss $161,632 as compared to the net loss for the three-months ending September 30, 2015 of $73,006.

Management attributes much of the net loss incurred during the current quarter to the transaction costs connected to the acquisition of GFL and the associated audit fees incurred post-transaction. Although there are expected to be additional audit costs going forward when compared to historic costs incurred for Concierge US-based subsidiaries, management does not anticipate them to be significant in relation to the increase in revenues provided by the operation of GFL.

Liquidity

During the current fiscal year we have invested approximately $2 million in cash towards purchasing and assimilating Gourmet Foods into the Concierge Technologies group of companies. We have continued to pursue business opportunities with Kahnalytics and intend to grow that opportunity by implementation of a software development project in the coming months that is envisioned to produce a significant recurring revenue stream when finalized. Management forecasts Gourmet Foods to produce a profit during the current fiscal year and the realization of those profits by Concierge may be augmented by a resurgence of the New Zealand currency against the U.S. dollar during the current fiscal year. While we intend to maintain and improve our revenue stream from wholly owned subsidiaries Kahnalytics and Gourmet Foods, we are also looking to expand our business to include other synergistic partners and pursue possible licensing agreements for product distribution on a global scale. Provided our subsidiaries continue to operate as they are presently, and are projected to operate, we have sufficient capital to pay our general and administrative expenses for the coming fiscal year and to adequately pursue our long term business objectives.

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

None.

Item 1A.	Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Mine Safety Disclosures.

Not applicable.

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

3.9	-	Amendment to Articles of Incorporation as filed with the Definitive Information Schedule 14c filed with the SEC on December 3, 2010 and with the Nevada Secretary of State on December 23, 2010.

10.1	-	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*

14.1	- Code of Ethics for CEO and Senior Financial Officers.***

31.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  November 23, 2015
CONCIERGE TECHNOLOGIES, INC.

By:	// Nicholas Gerber
Nicholas Gerber, Chief Executive Officer