Form 10-Q
period 2015-12-31
CONCIERGE TECHNOLOGIES INC
filed 2016-02-18
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
OR
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

As of February 5, 2016, there were 67,953,870 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 3,754,355 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$586,888	$1,970,062
Accounts receivable, net	165,955	95,417
Inventory, net	285,951	85,849
Other current assets	12,025	-
Total current assets	1,050,819	2,151,328

Deposits	13,441	183,931
Property and equipment, net	1,201,429	-
Goodwill	268,431	-
Total assets	$2,534,120	$2,334,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$576,453	$269,501
Notes payable - related parties	8,500	8,500
Notes payable	8,500	8,500
Total current liabilities	593,453	286,501

COMMITMENT & CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized par $0.001
Series B: 3,754,355 issued and outstanding at December 31, 2015 and June 30, 2015	3,755	3,755
Common stock, $0.001 par value; 900,000,000 shares authorized; 67,953,870 shares issued and outstanding at December 31, 2015 and at June 30, 2015	67,954	67,954
Additional paid-in capital	8,325,620	8,325,620
Accumulated other comprehensive loss	(16,357)	-
Accumulated deficit	(6,440,305)	(6,349,570)
Total Stockholders' equity	1,940,667	2,047,758
Total liabilities and Stockholders' equity	$2,534,120	$2,334,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three-Month Periods Ending		For the Six-Month Periods Ending
	December 31,		December 31,
	2015	2014	2015	2014
Net revenue	$993,064	$-	$1,728,623	$-

Cost of revenue	680,083	-	1,248,184	-

Gross profit	312,981	-	480,439	-

Operating expense

General & administrative expense	321,221	26,729	563,141	47,480

Operating Loss	(8,240)	(26,729)	(82,701)	(47,480)

Other income (expense)
Other income	1,069	-	1,069	-
Interest income	1,128	(29,169)	2,545	(75,250)
Change in fair value of derivative	-	(14,112)	-	(48,877)
Total other income (expense)	2,197	(43,281)	3,614	(124,127)

Loss from continuing operations before income taxes	(6,043)	(70,010)	(79,087)	(171,607)

Provision of income taxes	11,647	-	11,647	-

Loss from Continuing Operations	(17,690)	(70,010)	(90,734)	(171,607)

Income (Loss) from Discontinued Operations
Income (Loss) from discontinued operations	-	40,863	-	(19,173)

Net Loss	$(17,690)	$(29,147)	$(90,734)	$(190,780)

Other Comprehensive Income (Loss)
Foreign currency translation income (loss)	69,847	-	(16,357)	-
Comprehensive Income (Loss)	$52,157	$(29,147)	$(107,091)	$(190,780)

Weighted average shares of common stock *		-
Basic and Diluted	67,953,870	33,692,407	67,953,870	33,325,961

Net loss per common share-continued operations
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net loss per common share-discontinued operations
Basic and Diluted	$-	$0.00	$-	$(0.00)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six-Month Periods Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(90,734)	$(190,780)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	96,676	-
Beneficial conversion feature expense	-	67,571
Change in fair value of derivative liability	-	(18,699)
Amortization of debt issuance cost	-	67,921
(Increase) decrease in current assets:
Accounts receivable	189,464	-
Inventory	74,140	-
Other current assets	23,982	-
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(18,638)	17,254
Cash provided by (used in) operating activities - continuing operations	274,890	(56,733)
Cash provided by operating activities - discontinued operations	-	167,924
Net cash provided by operating activities	274,890	111,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiary net of subsidiary cash acquired	(1,519,802)
Purchase of equipment	(110,585)	-
Cash used in investing activities - continuing operations	(1,630,387)	-
Cash used in investing activities - discontinued operations	-	(69,761)
Net cash used in investing activities	(1,630,387)	(69,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable & debentures	-	35,000
Repayments to related parties	-	(10,000)
Net cash provided by financing activities	-	25,000

Effect of exchange rate change on cash and cash equivalents	(27,677)	-
NET DECREASE IN CASH & CASH EQUIVALENTS	(1,383,174)	66,430

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,970,062	20,454

CASH & CASH EQUIVALENTS, ENDING BALANCE	$586,888	$86,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$4,515
Income taxes paid	$-	$26,550

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in settlement of convertible debenture	$-	$55,120

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc., and its wholly owned subsidiaries, Kahnalytics, Inc. and Gourmet Foods, Ltd. All significant inter-company transactions and accounts have been eliminated in consolidation.

Other Comprehensive Income (Loss) and Foreign Currency
We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The accounts of Gourmet Foods, Ltd. use the New Zealand dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation gains classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet was $16,357 as of December 31, 2015.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $6,440,305 as of December 31, 2015, including a net loss of $90,734 during the six-month period ended December 31, 2015. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to the sale of its subsidiary Wireless Village dba Janus Cam (“Wireless Village”), a Nevada corporation, which was experiencing historical operating losses, the acquisition of Gourmet Foods in New Zealand, and the establishment of a new wholly-owned subsidiary named Kahnalytics, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts at Kahnalytics, and realization of profitable operation of newly acquired Gourmet Foods in New Zealand while hedging against the effects of fluctuating currency exchange rates.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended December 31, 2015, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) divestiture of non-profitable operations, (iv) alliance with suitable synergistic partners for business opportunities in mobile incident reporting and, (v) acquisition of established enterprises such as Gourmet Foods with a high likelihood of profitability.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Plant and Equipment	$1,169,905	-
Leasehold Improvements	72,473	-
Furniture & Office Equipment	55,613	$12,910
Vehicles	16,795	-

Total Property and Equipment, Gross	1,314,806	12,910
Accumulated Depreciation	(113,377)	(12,910)
Total Property and Equipment, Net	$1,201,429	$-

Depreciation expense amounted to $96,676 and $0 for the six-month periods ended December 31, 2015 and 2014, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31, 2015	June 30, 2015
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	$5,000	$5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500

	$8,500	$8,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2015	June 30, 2015
Accounts payable	$260,115	$108,860
Sales Tax payable	-	360
Accrued judgment	135,000	135,000
Accrued interest	2,748	781
Accrued expenses	178,591	24,500
Total	$576,453	$269,501

NOTE 7.	NOTE PAYABLE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2015:

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Cash	$50,695
Accounts Receivable	259,662
Pre Payments	11,246
Inventory	256,271
Furniture/Fixtures	1,207,762
Goodwill	268,431
Total Assets	2,054,067

Accrued Expenses	37,233
Accounts Payable	216,718
Accrued Holiday Pay	46,013
Employee Entitlements	675
Total Liabilities	300,639

Purchase Consideration Paid for Acquisition of Net Assets	$1,753,428

NOTE 11.	DISCONTINUED OPERATIONS

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

Assets of the divested subsidiary consisted of the following as of May 7, 2015:

May 7, 2015
Cash and cash equivalents	$130,052
Accounts receivable, net	66,015
Due from related party	167,443
Inventory, net	190,499
Pre-Paid inventory, advance to supplier	219,149
Payroll advance	1,935
Current assets of subsidiary	775,093
Security deposits	11,222
Equipment	2,483
Network/office equipment	34,589
Accumulated depreciation	(30,820)
Non-Current assets of subsidiary	17,473
Total Assets of subsidiary	$792,567

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Lease Commitment

Gourmet Foods. Ltd., a wholly owned subsidiary of the Company, has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between September 2016 and August 2018, and require monthly rental payments of approximately US$9,726 per month when converted from New Zealand currency as of December 31, 2015.

Future minimum lease payments as stated in US$ are as follows:

Fiscal years ending June 30, for Gourmet Foods, Ltd.

2016	$58,358
2017	99,295
2018	18,098
2019	3,402
$179,153

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Gourmet Foods, Ltd. of Tauranga, New Zealand, our wholly owned subsidiary, entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$75,406)to secure the lease of its primary facility. In addition, the Company has posted a NZ$20,000 (approximately US$13,710) bond secured with a cash deposit of equal amount to secure a separate facilities lease on behalf of Gourmet Foods, Ltd. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of the Company and is listed as Interest Income at current value translated to US currency on the accompanying Condensed Consolidated Statements of Operations.

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of December 31, 2015.

NOTE 13.	SEGMENT REPORTING

With the acquisition of Gourmet Foods, Ltd., the Company has identified two segments for its products and services; U.S.A. and New Zealand. Our reportable segments are business units located in different global regions. The Company’s operations in North America include the purchase and sale of mobile video recording devices through its wholly owned subsidiary Kahnalytics, Inc. and in New Zealand include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through its wholly owned subsidiary Gourmet Foods, Ltd. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation.

The following table presents a summary of identifiable assets as of December 31, 2015 and June 30, 2015:

	As of December 31, 2015	As of June 30, 2015
Identifiable assets:
Corporate headquarters	$379,293	$2,132,164
U.S.A.	165,755	202,095
New Zealand	1,989,072	-
Consolidated	$2,534,120	$2,334,259

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a summary of operating information for the six months ended December 31, 2015: (note: Asia – Pacific is 5 months of operation since acquisition)

December 31, 2015
Revenues from unaffiliated customers:
U.S.A. : Mobile video recording devices	$117,700
New Zealand : Food Industry	1,610,923
Consolidated	$1,728,623

Net income (loss) after taxes:
Corporate headquarters	$(117,161)
U.S.A. : Mobile video recording devices	(1,817)
New Zealand : Food Industry	28,243
Consolidated	$(90,734)

The following table presents a summary of capital expenditures for the six months ended December 31, 2015:

December 31, 2015
Capital expenditures:
Corporate headquarters	$863
New Zealand	109,722
Consolidated	$110,585

NOTE 14.	REVERSE STOCK SPLIT

On November 11, 2015, the Board of Directors (the “Board’) of the Company approved the implementation of a one-for-ten (1:10) reverse stock split of all of the Company’s issued and outstanding common and preferred stock (the “Reverse Stock Split”).  The Reverse Stock Split became effective when trading opened on December 15, 2015. The Reverse Stock Split was previously approved by the Company’s shareholders pursuant to a majority written consent and by the Board pursuant to unanimous written consent on February 26, 2015. The approvals provided discretion to the Board to implement the Reverse Stock Split by the end of 2015.  The number of the Company’s authorized shares of common stock did not change. All figures have been presented on the basis of reverse split where ever applicable for all the periods presented in these financial statements.

NOTE 15.	SUBSEQUENT EVENTS

On January 27, 2016, the Board of Directors of the Company approved the entry into a convertible promissory note with Wainwright Holdings, Inc. in the principal amount of $450,000 (the “Note”) by unanimous written consent. Wainwright Holdings is an entity affiliated with CEO Nicholas Gerber.

The Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company. The Note may be prepaid at any time in whole or in party by the Company and is convertible into common stock of the Company at the election of Wainwright Holdings on the date which is 180 days following issuance of the Note at a conversion price of $0.10 per share. The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events. The Note matures five (5) years from issuance and is not secured by any assets of the Company. Proceeds from the Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors.

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

Kahnalytics

Kahnalytics purchases hardware, including cameras and SD Cards, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who require installation of the product in their vehicles. Kahnalytics contracts with an unrelated third party for fulfillment of the product delivery and installation. The charges for installation service and delivery where applicable are calculated according to a negotiated flat rate and included in net revenues with totals for the six-month periods ending December 31, 2015 and 2014 as $117,700 and $0 respectively. Accounts receivable at December 31, 2015 and June 30, 2015 were recorded at $0 and $95,417 respectively, evidencing all accounts as paid in full by the end of the current period. The decrease is due to two factors, (1) the start-up nature of Kahnalytics as of June 30, 2015 had not provided sufficient time for the company to collect on its open invoices and, (2) during the three-month period just ended Kahnalytics had elected to refocus its strategy on compiling data from devices such as the vehicle recorders. Accordingly, hardware sales have ceased as resources were directed to Internet-based application programming and device integration. With no hardware sales occurring during the period October 1 – December 31, 2015, and all previous sales invoices collected, there were no accounts receivable as of December 31, 2015. For the three-month period ending December 31, 2015 there was one sales refund of $3,500 and a downwards adjustment to sales tax payable of $81 recorded in other income. There were no other revenues or cost of goods sold for the three-month period ending December 31, 2015.

Cost of revenues for the six-month period ending December 31, 2015 were comprised of $81,783 in hardware and $32,315 in contracted fulfillment services for a total of $114,098 producing an operating income of $3,683 before general and administrative expenses and income tax. Since Kahnalytics was not founded until May 2015 there are no comparison results for the six-month period ended December 31, 2014.

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

The accompanying financial statements include the operations of GFL for the period August 1, 2015 through December 31, 2015. Because the Company did not acquire GFL until the current fiscal year there is no comparison data supplied in the accompanying Condensed Consolidated Statements of Operations for GFL for the periods ended December 31, 2014, nor are the assets and liabilities of GFL included in the Condensed Consolidated Balance Sheets as of June 30, 2015.

GFL operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate our reporting currency, the US dollar, with that of GFL we record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Other Comprehensive Income (Loss) found on the Condensed Consolidated Statements of Operations and Comprehensive Income (loss) and are listed as a loss of $16,357 for the six months ended December 31, 2015 and a gain of $69,847 for the three-month period ended December 31, 2015.

Net revenues for the five-month period August 1, 2015 through December 31, 2015 were $1,610,923 with interest income of $1,658 and other income of $740. Cost of goods sold for the five-month period ending December 31, 2015 was $1,134,086 resulting in an operating income of $476,837 or approximately 30% gross margin. General and administrative expenses for the five-month period were $342,707 resulting in a net income before other income and expenses, income tax and depreciation of $134,130. The depreciation expense for GFL over the five-month period ending December 31, 2015 was $96,639 which, when combined with the income tax provision of $11,169, the interest income of 1,611 and other income of $740 resulted in a net income of $28,721.

Net revenues for the three-month period ending December 31, 2015 were $996,564 with cost of goods sold of $683,345 resulting in an operating income of $313,219 for an approximate 31% gross margin. General and administrative expenses for the three-month period ending December 31, 2015 were $215,094 with depreciation expense of $58,450, income tax provision of $11,647, interest income of $1,183 and other income of $740 producing a net income of $29,951.

Concierge Technologies

The Company overall incurred an operating loss (before provisions for income taxes, other income and expenses, and other comprehensive gains/losses) for the six-month period ended December 31, 2015 of $82,701 as compared to a net loss of $47,480 for the six-month period ended December 31, 2014. This represents an increase in operating losses of $35,221 over the current six-month period when compared to the same period of the previous year. Other income comprised of interest on cash deposits of $2,545 and other income of $1,069 during the six-month period ending December 31, 2015 was $3,614 as compared to other expenses incurred for the six-month period ending December 31, 2014 of $124,127. The net loss from continuing operations (before income tax and losses from discontinued operations) for the six-month periods ending December 31, 2015 and 2014 were $79,087 and $171,607 respectively. The discontinued operations of Janus Cam accounted for additional losses for the six-month period ended September 30, 2014 of $19,173 for a total net loss $190,780 as compared to the net loss for the six-months ending December 31, 2015, after inclusion of income tax provision of $11,647, of $90,734. For the three-month period ending December 31, 2015 the net loss from continuing operations was $17,690 as compared to the net loss for the three-months ended December 31, 2014 of $70,010.

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

None.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosures.

Not applicable.

Item 5.                   Other Information

On November 11, 2015, the Board of Directors (the “Board’) of the Company approved the implementation of a one-for-ten (1:10) reverse stock split of all of the Company’s issued and outstanding common and preferred stock (the “Reverse Stock Split”).  The Reverse Stock Split became effective when trading opened on December 15, 2015.

The Reverse Stock Split was previously approved by the Company’s shareholders pursuant to a majority written consent and by the Board pursuant to unanimous written consent on February 26, 2015. The approvals provided discretion to the Board to implement the Reverse Stock Split by the end of 2015. Notice of shareholder approval was mailed to the Company’s shareholders on April 17, 2015 pursuant to a 14C Information Statement.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding common and preferred stock of the Company has been converted into one (1) share of common stock. All fractional shares created by the Reverse Stock Split were rounded to the nearest whole share.  If the fraction created was one half or less, it was rounded down to the nearest whole share.  If the fraction was more than one half, it was rounded up to the nearest whole share.  Each shareholder received at least one share. The number of the Company’s authorized shares of common stock did not change. The difference between the new aggregate value of issued shares at par versus the old aggregate value of issued shares at par value was added to additional paid in capital (shareholder equity) as of December 31, 2015.

A new CUSIP number has been issued for the Company’s common stock (“206065203”) to distinguish stock certificates issued after the effective date of the Reverse Stock Split.  The Company’s old CUSIP number was 206065104.

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

Dated: February 18, 2016

CONCIERGE TECHNOLOGIES, INC.

By:	/s/ Nicholas Gerber
Nicholas Gerber, Chief Executive Officer