Form 10-Q
period 2016-03-31
CONCIERGE TECHNOLOGIES INC
filed 2016-05-23
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

As of May 13, 2016, there were 67,953,870 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 3,754,355 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	June 30, 2015
CURRENT ASSETS:
Cash & cash equivalents	$878,981	$1,970,062
Accounts receivable, net	177,266	95,417
Inventory, net	295,329	85,849
Other current assets	12,331	-
Total current assets	1,363,906	2,151,328

Deposits	172,857	183,931
Property and equipment, net	1,257,340	-
Goodwill	268,431	-
Total assets	$3,062,535	$2,334,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$638,302	$269,501
Convertible Promissory Note payable - related parties, net	450,000	-
Notes payable - related parties	8,500	8,500
Notes payable	8,500	8,500
Total liabilities	1,105,302	286,501

COMMITMENT & CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized par $0.001
Series B: 3,754,355 issued and outstanding at March 31, 2016 and June 30, 2015	3,755	3,755
Common stock, $0.001 par value; 900,000,000 shares authorized; 67,953,870 shares issued and outstanding at March 31, 2016 and at June 30, 2015	67,954	67,954
Additional paid-in capital	8,325,620	8,325,620
Accumulated other comprehensive income (loss)	(1,083)	-
Accumulated deficit	(6,439,012)	(6,349,570)
Total Stockholders' equity	1,957,233	2,047,758
Total liabilities and Stockholders' equity	$3,062,535	$2,334,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three-Month Periods Ending		For the Nine-Month Periods Ending
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue	$970,654	$-	$2,706,364	$-

Cost of revenue	684,703	-	1,937,876	-

Gross profit	285,951	-	768,488	-

Operating expense

General & administrative expense	275,769	7,837	840,843	70,713

Operating Income (Loss)	10,182	(7,837)	(72,355)	(70,713)

Other income (expense)
Other income	9,483	5,086	10,555	5,086
Interest income (expense)	(2,167)	(2,168)	385	(77,417)
Change in fair value of derivative	-	48,877	-	-
Total other income (expense)	7,315	51,795	10,940	(72,331)

Income (Loss) from continuing operations before income taxes	17,497	43,959	(61,414)	(143,044)

Provision of income taxes	17,634	-	28,028

Income (Loss) from Continuing Operations	(136)	43,959	(89,442)	(143,044)

Income from Discontinued Operations
Income from discontinued operations	-	30,087	-	26,310

Net Income (Loss)	$(136)	$74,046	$(89,442)	$(116,734)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	15,274	-	(1,083)	-
Comprehensive Income (Loss)	$15,137	$74,046	$(90,525)	$(116,734)

Weighted average shares of common stock *		-
Basic	67,953,870	63,182,278	67,953,870	39,381,122
Diluted	67,953,870	88,459,581	67,953,870	39,381,122

Net Income (loss) per common share-continued operations
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Net Income (loss) per common share-discontinued operations
Basic and Diluted	$-	$0.00	$-	$0.00

Net income (loss) per common share
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine-Month Periods Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(89,442)	$(116,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	152,346	-
Amortization of debt issuance cost	-	67,921
(Increase) decrease in current assets:
Accounts receivable	181,292	-
Inventory	68,194	-
Other current assets	(14,336)	(32,100)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	35,599	(19,452)
Cash provided by (used in) operating activities - continuing operations	333,653	(100,716)
Cash provided by operating activities - discontinued operations	-	(160,229)
Net cash provided by (used in) operating activities	333,653	(260,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiary net of subsidiary cash acquired	(1,519,802)	-
Deposit for acquisition of new subsidiary	(159,237)	-
Purchase of equipment	(196,597)	-
Cash used in investing activities - continuing operations	(1,875,635)	-
Cash used in investing activities - discontinued operations	-	(133,408)
Net cash used in investing activities	(1,875,635)	(133,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	450,000	-
Proceeds from notes payable & debentures	-	35,000
Repayments to related parties	-	(21,000)
Repayments of notes payable & debentures	-	(222,000)
Proceeds from sale of common shares	-	1,160,000
Proceeds from sale of preferred shares	-	1,840,000
Cash provided by financing activities-continuing operations	450,000	2,792,000
Cash used in financing activities-discontinued operations	-	(60,000)
Net cash provided by financing activities	450,000	2,732,000

Effect of exchange rate change on cash and cash equivalents	902	-
NET DECREASE IN CASH & CASH EQUIVALENTS	(1,091,081)	2,337,647

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,970,062	15,731

CASH & CASH EQUIVALENTS, ENDING BALANCE	$878,981	$2,353,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid-continuing operations	$-	$7,989
Interest paid-discontinued operations	$-	$4,103
Income taxes paid-discontinued operations	$-	$35,538

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in settlement of convertible debenture	$-	$88,200
Gain on debt settlement with related parties	$-	$69,861

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

Other Comprehensive Income (Loss) and Foreign Currency
We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The accounts of Gourmet Foods, Ltd. use the New Zealand dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation loss classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet was $1,083 as of March 31, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $6,439,012 as of March 31, 2016, including a net loss of $89,442 during the nine-month period ended March 31, 2016. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to the sale of its subsidiary Wireless Village dba Janus Cam (“Wireless Village”), a Nevada corporation, which was experiencing historical operating losses, the acquisition of Gourmet Foods in New Zealand, and the establishment of a new wholly-owned subsidiary named Kahnalytics, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts at Kahnalytics, and realization of profitable operation of newly acquired Gourmet Foods in New Zealand while hedging against the effects of fluctuating currency exchange rates.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the period ended March 31, 2016, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, (iii) divestiture of non-profitable operations, (vi) alliance with suitable synergistic partners for business opportunities in mobile incident reporting and, (vi) acquisition of established enterprises such as Gourmet Foods with a high likelihood of profitability.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Plant and Equipment	$1,387,661	-
Furniture & Office Equipment	15,461	$12,910
Vehicles	19,473	-

Total Property and Equipment, Gross	1,422,596	12,910
Accumulated Depreciation	(165,256)	(12,910)
Total Property and Equipment, Net	$1,257,340	$-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation expense amounted to $152,346 and $0 for the nine-month periods ended March 31, 2016 and 2015, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31, 2016	June 30, 2015
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	5,000	5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500

	$8,500	$8,500

Convertible Promissory Note Payable –Related Parties

On January 27, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Wainwright Holdings, an affiliate of our shareholder and C.E.O., that resulted in the funding of $450,000. The Promissory Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company.  The Promissory Note may be prepaid at any time in whole or in part by the Company and is convertible into restricted common stock of the Company at the election of Promissory Note holder on the date which is 180 days following issuance of the Promissory Note at a conversion price of $0.10 per share.  The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events.  The Promissory Note matures five (5) years from issuance and is unsecured. Proceeds from the Promissory Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

NOTE 6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2016	June 30, 2015
Accounts payable	$298,772	$103,373
Accrued judgment	135,000	135,000
Accrued interest	13,960	6,628
Accrued expenses	130,538	24,500
Total	$578,270	$269,501

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	NOTE PAYABLE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2015:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivative Liability	$–	$–	$-	$-
	Roll-forward of Balance
Derivative liability for Convertible Debentures	67,571
Change in value of derivative liability during the period ended June 30, 2015	-67,571
Balance, June 30, 2015	$-

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

On August 11, 2015 the parties reached agreement to close the SPA based on the balance sheet information as of July 31, 2015, subject to further adjustments if necessary once certain balances became known without dispute, and the Company remitted the remainder of the purchase price in cash to an account in New Zealand established for the benefit of the shareholders of Gourmet Foods, Ltd. The operations of Gourmet Foods, Ltd. was consolidated going forward with those of the Company as of August 1, 2015.

Under the acquisition method of accounting, the total purchase consideration is allocated to Gourmet Foods, Ltd. net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed was provisionally allocated to goodwill. The following table summarizes the preliminary fair value estimate of the net assets acquired as of the Acquisition Date:

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Assets of the divested subsidiary consisted of the following as of May 7, 2015:

May 7, 2015
Cash and cash equivalents	$130,052
Accounts receivable, net	66,015
Due from related party	167,443
Inventory, net	190,499
Pre-Paid inventory, advance to supplier	219,149
Payroll advance	1,935
Current assets of subsidiary	$775,093
Security deposits	11,222
Equipment	2,483
Network/office equipment	34,589
Accumulated depreciation	(30,820
Non-Current assets of subsidiary	$17,473
Total Assets of subsidiary	$792,567

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

Lease Commitment

Gourmet Foods. Ltd., a wholly owned subsidiary of the Company, has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between September 2016 and August 2018, and require monthly rental payments of approximately US$9,726 per month.

Future minimum lease payments are as follows:

Fiscal years ending June 30, for Gourmet Foods, Ltd.

2016	$28,609
2017	97,712
2018	18,103
2019	3,449
$147,873

Gourmet Foods, Ltd. of Tauranga, New Zealand, our wholly owned subsidiary, entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$76,453)to secure the lease of its primary facility. In addition, the Company has posted a NZ$20,000 (approximately US$13,900) bond secured with a cash deposit of equal amount to secure a separate facilities lease on behalf of Gourmet Foods, Ltd. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of the Company and is listed as Interest Income at current value translated to US currency on the accompanying Condensed Consolidated Statements of Operations.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees.  As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of March 31, 2016.

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

The following table presents a summary of identifiable assets as of March 31, 2016 and June 30, 2015:

	As of March 31, 2016	As of June 30, 2015
Identifiable assets:
Corporate headquarters	$788,778	$2,132,164
U.S.A.	162,700	202,095
New Zealand	2,111,057	-
Consolidated	$3,062,535	$2,334,259

The following table presents a summary of operating information for the nine months ended March 31, 2016: (note: Asia – Pacific is 8 months of operation since acquisition)

March 31, 2016
Revenues from unaffiliated customers:
U.S.A. : Mobile video recording devices	$117,700
New Zealand : Food Industry	2,588,664
Consolidated	$2,706,364

Net income (loss) after taxes:
Corporate headquarters	$(156,641)
U.S.A. : Mobile video recording devices	(4,872)
New Zealand : Food Industry	72,071
Consolidated	$(89,442)

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a summary of capital expenditures for the nine months ended March 31, 2016:

Capital expenditures:
Corporate headquarters	863

New Zealand	195,734
Consolidated	196,597

NOTE 14.	REVERSE STOCK SPLIT

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

NOTE 15.	Deposits

On January 27, 2016 the Company entered into a non-binding letter of intent to purchase a Canadian based company. Pursuant to the letter of intent a refundable good faith deposit of $210,000 (US $159,237) in Canadian currency was remitted. As of March 31, 2016 the amount remained on deposit and refundable in the event no definitive documentation resulted by June 30, 2016.

NOTE 16.	SUBSEQUENT EVENTS

On April 8, 2016, the Board of Directors of the Company approved the entry into a convertible promissory note with Gerber Family Irrevocable Trust (“Holder”) in the principal amount of $350,000 (the “Note”) by unanimous written consent. Gerber Family Irrevocable Trust is an entity affiliated with CEO Nicholas Gerber. The Note was funded on May 4, 2016.

The Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company.  The Note may be prepaid at any time in whole or in party by the Company and is convertible into common stock of the Company at the election of Holder on the date which is 180 days following issuance of the Note at a conversion price of $0.13 per share.  The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events.  The Note matures five (5) years from issuance and is not secured by any assets of the Company. Proceeds from the Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors.

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

Kahnalytics

Kahnalytics purchases hardware, including cameras, cellular modems, SIM cards, SD Cards and wireless data plans, for configuration prior to release to end users. These items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold with resulting revenues recorded as hardware sales. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as Advance to Suppliers. Generally, hardware is sold to customers who require installation of the product in their vehicles. Kahnalytics contracts with an unrelated third party for fulfillment of the product delivery and installation. The charges for installation service and delivery where applicable are calculated according to a negotiated flat rate and included in net revenues with totals for the nine-month periods ending March 31, 2016 and 2015 as $117,700 and $0 respectively. Accounts receivable at March 31, 2016 and June 30, 2014 were recorded at $0 and $95,417 respectively, evidencing all accounts as paid in full by the end of the current period. The decrease is due to two factors, (1) the start-up nature of Kahnalytics as of June 30, 2015 had not provided sufficient time for the company to collect on its open invoices and, (2) during the three-month period just ended Kahnalytics had elected to refocus its strategy on compiling data from devices such as the vehicle recorders. Accordingly, hardware sales have ceased as resources were directed to Internet-based application programming and device integration. With no hardware sales occurring during the period October 1, 2015 – March 31, 2016, and all previous sales invoices collected, there were no accounts receivable as of March 31, 2016.

Cost of revenues for the nine-month period ending March 31, 2016 were comprised of $81,783 in hardware and $32,315 in contracted fulfillment services for a total of $114,098 producing an operating income of $3,683 before general and administrative expenses and income tax. Since Kahnalytics was not founded until May 2015 there are no comparison results for the nine-month period ended March 31, 2015.

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

The accompanying financial statements include the operations of GFL for the period August 1, 2015 through March 31, 2016. Because the Company did not acquire GFL until the current fiscal year there is no comparison data supplied in the accompanying Condensed Consolidated Statements of Operations for GFL for the periods ended March 31, 2015, nor are the assets and liabilities of GFL included in the Condensed Consolidated Balance Sheets as of June 30, 2015.

GFL operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate our reporting currency, the US dollar, with that of GFL we record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Other Comprehensive Income (Loss) found on the Condensed Consolidated Statements of Operations and Comprehensive Income and are listed as a loss of $1,083 for the nine months ended March 31, 2016 and a gain of $15,274 for the three-month period ended March 31, 2016.

Net revenues for the eight-month period August 1, 2015 through March 31, 2016 were $2,588,664 with interest income of $2,779 and other income of $1,141. Cost of goods sold for the eight-month period ending March 31, 2016 was $1,823,778 resulting in an operating income of $764,886 or approximately 30% gross margin. General and administrative expenses for the eight-month period were $516,474 resulting in a net income before other income and expenses, income tax and depreciation of $248,412. The depreciation expense for GFL over the eight-month period ending March 31, 2016 was $152,234 which, when combined with the income tax provision of $28,028, the interest income of $2,779 and other income of $1,141 resulted in a net income of $72,071.

Net revenues for the three-month period ending March 31, 2016 were $970,654 with cost of goods sold of $684,703 resulting in an operating income of $285,951 for an approximate 29.5% gross margin. General and administrative expenses for the three-month period ending March 31, 2016 were $172,260 with depreciation expense of $55,170, income tax provision of $17,634, interest income of $1,114 and other income of $398 producing a net income of $42,399.

Concierge Technologies

The Company overall incurred an operating loss (before provisions for income taxes, other income and expenses, and other comprehensive gains/losses) for the nine-month period ended March 31, 2016 of $72,355 as compared to an operating loss of $70,713 for the nine-month period ended March 31, 2015. This represents an increase in operating losses of $1,642 over the current nine-month period when compared to the same period of the previous year. Other income comprised of net interest on cash deposits of $385 and other income of $10,555 during the nine-month period ending March 31, 2016 was $10,940 as compared to other expenses incurred for the nine-month period ending March 31, 2015 of $72,331. The net loss from continuing operations (before income tax and losses from discontinued operations) for the nine-month periods ending March 31, 2016 and 2015 were $61,414 and $143,044 respectively. The discontinued operations of Janus Cam accounted for additional income for the nine-month period ended March 31, 2015 of $26,310 for a total net loss $116,734 as compared to the net loss for the nine-months ending March 31, 2016, after inclusion of income tax provision of $28,028, of $89,442. For the three-month period ending March 31, 2016 the net loss from continuing operations was $136 as compared to the net income for the three-months ended March 31, 2015 of $43,959. The net income for the three-month period ending March 31, 2015 is attributed in significant part to a change in the fair value of derivatives of $48,877 that were retired during that period and recognized as income. Comprehensive Income, after giving consideration to foreign currency translation gain for the three-month period ended March 31, 2016 was $15,137 as compared to income of $74,046 for the three-month period ending March 31, 2015.

Management attributes much of the net loss incurred during the current nine-month period to the transaction costs connected to the acquisition of GFL and the associated audit fees incurred post-transaction. Although there are expected to be additional audit costs going forward when compared to historic costs incurred for Concierge US-based subsidiaries, management does not anticipate them to be significant in relation to the increase in revenues provided by the operation of GFL as evidenced by the current 8-month operating results of GFL producing an income of $252,333 prior to depreciation expense of $152,234 and income tax of $28,028.

During the current three-month period ending March 31, 2016 the Company placed a refundable good faith deposit towards a potential acquisition transaction in the amount of $210,000 in Canadian currency. The currency translation to the US dollar at the time the deposit was made equaled $150,333. As of March 31, 2016 the currency translation produced a gain of $8,904 and is included in other income.

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

Dated: May 23, 2016
CONCIERGE TECHNOLOGIES, INC.

/s/ Nicholas Gerber
Nicholas Gerber, Chief Executive Officer