Form 10-K
period 2016-06-30
CONCIERGE TECHNOLOGIES INC
filed 2016-10-21
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-29913	95-4442384
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

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
Large accelerated filer [ ]                                                                                                Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,207,549 based upon the price ($0.02) at which the common stock was last sold as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,953,870 shares of Common Stock, $0.001 par value, and 3,754,355 shares of Series B Convertible, Voting, Preferred Stock on October 11, 2016. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.
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

TABLE OF CONTENTS

PART I

ITEM 1	Business	1
ITEM 2	Properties	4
ITEM 3	Legal Proceedings	4

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5
ITEM 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10
ITEM 8	Financial Statements and Supplementary Data	18
ITEM 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	56
ITEM 9A	Controls and Procedures	56

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance	57
ITEM 11	Executive Compensation	62
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	63
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	64
ITEM 14	Principal Accounting Fees and Services	66

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	68

PART I

ITEM 1. BUSINESS.

Business Development

Concierge Technologies, Inc. (“Concierge” or sometimes the “Company”), was incorporated in California on August 18, 1993 as "Fanfest, Inc." On August 29, 1995 its name was changed to Starfest, Inc. (“Starfest”), and on March 20, 2002 its name was changed to “Concierge Technologies, Inc.”

Pursuant to a Stock Purchase Agreement (the "MAS XX Purchase Agreement") dated March 6, 2000 between MAS Capital, Inc., an Indiana corporation, the controlling shareholder of MAS Acquisition XX Corp. ("MAS XX"), an Indiana corporation, and Starfest, approximately 96.83 percent (8,250,000 shares) of the outstanding shares of common stock of MAS XX were exchanged for $100,000 and 150,000 shares of common stock of Starfest in a transaction in which Starfest became the parent corporation of MAS XX.

At the time of this transaction, the market price of Starfest's common stock was $1.50 bid at closing on March 7, 2000 on the OTC Bulletin Board (“OTCBB”). Accordingly, the consideration Starfest paid for the 96.83 percent interest in MAS XX was valued at $325,000. Concierge, Inc., a Nevada corporation, loaned Starfest the $100,000 cash portion of the consideration evidenced by a no-interest, demand note. Michael Huemmer, the president of Starfest, loaned to Starfest the 150,000 shares of common stock of Starfest that was the stock portion of the consideration.

Upon execution of the MAS XX Purchase Agreement and the subsequent delivery of $100,000 cash and 150,000 shares of Starfest common stock on March 7, 2000, to MAS Capital Inc., pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the “Commission”), Starfest became the successor issuer to MAS XX for reporting purposes under the Securities and Exchange Act of 1934 (the “Act”) and elected to report under the Act effective March 7, 2000.

MAS XX had no business, no assets, and no liabilities at the time of the transaction. Starfest entered into the transaction solely for the purpose of becoming the successor issuer to MAS XX for reporting purposes under the 1934 Exchange Act. Prior to this transaction, Starfest was preparing to register its common stock with the Commission in order to avoid being delisted by the OTCBB. By engaging in the Rule 12g-3(a) transaction, Starfest avoided the possibility that its planned registration statement with the Commission would not be fully reviewed by the Commission's staff before an April 2000 deadline, which would result in Starfest's common stock being delisted on the OTCBB.

An agreement of merger was entered into between Starfest and Concierge, Inc., a Nevada corporation, on January 26, 2000. The proposed merger was submitted to the shareholders of each of Starfest and Concierge, Inc., pursuant to a Form S-4 Prospectus-Proxy Statement filed with the Commission.

As described in Starfest’s Form 8-K filed on April 2, 2002, with the Commission (Commission File No. 000-29913), the shareholders of Starfest and Concierge did approve the merger, and the merger was legally effected on March 20, 2002.

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

Our Business

Concierge conducts business primarily through its wholly-owned operating subsidiaries. The operations of Concierge’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●
Kahnalytics, Inc., a US based company, captures and presents data from vehicle-mounted camera devices equipped for live-streaming.
●
Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●
Brigadier Security Systems, a Canadian based company, sells and installs commercial and residential alarm monitoring systems. These activities are conducted in the US, New Zealand and Canada respectively.

On May 5, 2004 we acquired all of the outstanding and issued shares of Planet Halo, a privately held Nevada corporation.

On June 5, 2007 Planet Halo launched its first wireless broadband network designed for subscription access to the Internet. The second such network was completed in Ventura, California during the 2007-2008 fiscal year. Planet Halo continued to operate and expand the subscriber base until encountering insurmountable competition from disruptive technologies. The wireless business was discontinued during the fiscal year ended June 30, 2011, and a transition was made to research and development activities for in-vehicle video recording devices. In January 2013 we sold all of our interest in Planet Halo through a stock redemption agreement wherein a holder of Concierge Series B, Voting, Convertible Preferred stock exchanged a portion of those shares for all of the issued and outstanding stock in Planet Halo.

On January 23, 2008 we acquired all of the outstanding and issued shares of Wireless Village, a privately held Nevada corporation based in Cleveland, Ohio. Wireless Village’s assets included computer hardware, software, domain names, existing radio site infrastructure, and expertise in designing, operating, managing and maintaining wireless and wired networks, including video security systems. Wireless Village began transitioning to the business of mobile incident reporting, or “black box” technology, for vehicles during the fiscal year ended June 30, 2010. During September 2010 Wireless Village offered three knowledgeable individuals, a product manufacturer, and an industry lobbyist an equity stake in the company in exchange for providing their services and expertise, along with a potential client list, exclusively to Wireless Village. Accordingly, on October 8, 2010, we conveyed approximately 49% of Concierge’s equity in Wireless Village, in the aggregate, to the aforementioned group. As a result the focus of Wireless Village was redirected to the business of mobile incident reporting technology and sales. A fictitious business name of 3rd Eye Cam was adopted and filed in the State of Nevada and, subsequent to a trade mark dispute settlement, that name was discontinued in favor of the fictitious name Janus Cam. The company then operated from leased offices in South San Francisco, CA.

During the fiscal year ended June 30, 2013, Concierge, through a stock exchange agreement, acquired all of the shares owned by the minority shareholders of Wireless Village in exchange for shares of Concierge Series B, Voting, Convertible Preferred stock. As of June 30, 2014, Wireless Village was a wholly owned subsidiary of Concierge and its only operating subsidiary.

During the fiscal year ended June 30, 2015, we entered into a Stock Redemption Agreement (the “SRA”) wherein we agreed to sell all of the issued and outstanding shares in Wireless Village to the executive management team of Wireless Village in exchange for the redemption of 68,000,000 shares of Concierge’s common stock held by the buyers plus a forgiveness of intercompany debt totaling $344,052 owed to us by Wireless Village. As a further condition of the SRA a certain segment of the Wireless Village business was to be retained by Concierge through a non-exclusive distribution agreement. The transaction closed on May 7, 2015.

On May 26, 2015, a new wholly-owned subsidiary named Kahnalytics, Inc. (“Kahnalytics”), was established in the State of California for the purpose of taking on the segment of the business retained in the spinoff of Janus Cam and to direct resources towards the further development of data processing capabilities intended for risk management used by vehicle insurance companies.

On August 11, 2015, we acquired all of the issued and outstanding stock in Gourmet Foods, Ltd., a New Zealand corporation (“Gourmet Foods”) located in Tauranga, who is a commercial-scale manufacturer of New Zealand meat pies under the brand names “Ponsonby Pies” and “Pat’s Pantry”. Gourmet Foods distributes its products through major grocery store chains, convenience stores, small restaurants and gasoline station markets. The purchase price of $1,753,428 was paid in cash.

On June 2, 2016, we acquired all of the issued and outstanding stock in Brigadier Security Systems, a Canadian corporation (“Brigadier”) located in Saskatoon, Saskatchewan. Brigadier sells and installs alarm monitoring and security systems to commercial and residential customers under brand names “Brigadier Security Systems” and “Elite Security” throughout the province of Saskatchewan with offices in Saskatoon and Regina. The all-cash purchase price was $1,540,830.

Competition. Our potential competitors include larger, better financed companies that offer products similar to ours. In particular, our foreign subsidiaries face stiff competition with respect to their product and service offerings. Many of our competitors have substantially greater financial, technical, and human resources than we do, as well as greater experience in the discovery and development of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize and may render our products obsolete or non-competitive before we can recover the expenses of their commercialization. Our larger competitors also enjoy a much wider and entrenched market share making it particularly difficult for us to penetrate certain market segments and even if penetrated, might make it difficult to maintain. We anticipate that we will face intense and increasing competition as new products and new competitors enter the market. However, with respect to the market share we currently enjoy, we believe that our core customers will remain loyal. We will continue to strive to capture additional customers through organic growth and a focus on quality.
Governmental Approval of Principal Products. No governmental approval is required in the U.S. for Concierge's products.

Government Regulations. There are no governmental regulations in the U.S. that apply to Concierge's sale of subscriptions to its Kahnalytics live-streaming data services, and no specific license or approvals are required, with the exception of adoption by local industry associations or municipalities on a case-by-case basis of the devices meeting suitability for purpose standards.

Dependence on Major Customers and Suppliers. Concierge, through Kahnalytics as a licensed user of a proprietary software application, is dependent on the continued support of this online platform and the adherence to the license contract terms between Kahnalytics and the foreign-based licensor. Kahnalytics is also largely dependent on its single-source sales channel to continue to expand its dealer network of resellers who, in turn, activate subscribers to the Kahnalytics service. Hardware sold by Kahnalytics is currently supplied by one source, however in the event this source proves to be inadequate there are other alternative sources of equal or comparable devices as needed by Kahnalytics. During the fiscal year ended June 30, 2015 Kahnalytics had just one customer accounting for 100% of its sales. Correspondingly, Kahnalytics had only two suppliers of the hardware it sold with the larger of the suppliers accounting for 92% of the cost of goods sold for fiscal year ended June 30, 2015. Sales of these products were discontinued during the current fiscal year.

Concierge, through Brigadier Security Systems, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. In the event this contract is terminated Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the two largest customers totaled 55% of the total revenues for the one-month period ended June 30, 2016, and accounted for approximately 38.6% of accounts receivable as of the balance sheet date of June 30, 2016.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the 11-month period ending and balance sheet date of June 30, 2016, our largest customer in the grocery industry, who operates through a number independently branded stores, accounted for approximately 14% of our gross sales revenues and 34% of our accounts receivable. The second largest in the grocery industry accounted for approximately 10% of our gross revenues and 12% of our accounts receivable. In the gasoline convenience store market we supply two major accounts. The largest is a marketing consortium of gasoline dealers accounting for approximately 44% of our gross sales revenues and 24% of our accounts receivable. The second largest are independent operators accounting for approximately 13% of gross sales and 17% of accounts receivable. The third category of independent retailers accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

Seasonality. There should be no seasonal aspect to Concierge’s business.

Research and Development. Concierge expended no significant amount of money on research and development during fiscal year ending June 30, 2016.

Environmental Controls. Concierge is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business in the US. In New Zealand, Gourmet Foods is subject to local regulations as are usual and customary for those in the food processing, manufacturing and distribution business.

Patents, Trademarks, Copyrights and Intellectual Property. Concierge has trademarked its Personal Communications Attendant. It has no patents on the product. Gourmet Foods, Ponsonby Pies and Pat’s Pantry are all registered trademarks of Gourmet Foods, Ltd.

Number of Employees. On June 30, 2016, we employed no persons full time and relied solely on independent sales personnel, commissioned agents, contracted service providers and consultants to perform additional support and administrative functions in the US. Gourmet Foods employs approximately 45 persons in New Zealand and Brigadier employs approximately 19 persons in Canada.

ITEM 2. PROPERTIES.

We own no plants or real property.

Facilities

Our administration offices are housed by our Chief Financial Officer, David Neibert, whose mailing address is 29115 Valley Center Rd., K-206, Valley Center, CA 92082. The Company pays no rent and has no lease obligations. Our wholly-owned subsidiary, Brigadier, rents facilities in Saskatoon and Regina, Canada. Our wholly-owned subsidiary, Gourmet Foods, rents facilities in Tauranga, New Zealand. We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS.

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. (“Brookside”) against, jointly and severally, our company, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus interest and legal fees. Concierge did not defend against the complaint by Brookside, which alleged that Brookside was entitled to a refund of its investment as a result of a breach of contract. Brookside had entered into a subscription agreement with Concierge, Inc. that called for, among other things, the pending merger between Starfest and Concierge, Inc. to be completed within 180 days of the investment. The merger was not completed within 180 days and Brookside sought a refund of its investment, which Concierge was unable to provide.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock presently trades on the OTC Markets QB Exchange. The high and low bid prices, as reported by OTC Markets, are as follows for fiscal years ended June 30, 2015 and 2016. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices are adjusted for the 1:10 reverse stock split effectuated on December 15, 2015.

	High	Low
Calendar 2014
3rd Qtr.	$0.146	$0.085
4th Qtr	$0.099	$0.025

Calendar 2015
1st Qtr	$0.068	$0.029
2nd Qtr	$0.119	$0.043
3rd Qtr.	$0.095	$0.03
4th Qtr	$0.089	$0.02

Calendar 2016
1st Qtr	$0.10	$0.02
2nd Qtr	$0.04	$0.02

Holders

On June 30, 2016, there were approximately 353 registered holders of record of our common stock.

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

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the company to declare and pay dividends.

Penny Stock Regulations

Our common stock trades on the OTC Markets QB Exchange at a price less than $5 a share and therefore is subject to the rules governing "penny stocks."

A "penny stock" is any stock that:
●
sells for less than $5 a share.
●
is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and
●
is not a stock of a "substantial issuer." We currently have net tangible assets of at least $2 million which would qualify us as a “substantial issuer”.

There are statutes and regulations of the Commission that impose a strict regimen on brokers that recommend penny stocks.

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
●
Telephone numbers a person can call if he or she is a victim of fraud,
●
Admonitions -
●
to use caution when investing in penny stocks,
●
to understand the risky nature of penny stocks,
●
to know the brokerage firm and the salespeople with whom one is dealing, and
●
to be cautious if one’s salesperson leaves the firm.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

On February 19, 2014, we issued 53,571 unregistered shares of our common stock to a holder of a note receivable from Janus Cam as a fee in exchange for an agreement to extend the maturity date of the note receivable. The transaction was recorded as an expense of $750 based on the market value of our stock as of the date of issue. We have also issued shares of common stock in settlement of convertible debentures as detailed in the following paragraphs. The issued shares were unregistered and issued as per the following:

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

On February 18, 2014, we entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The note was convertible, at the option of the debenture holder, to restricted common shares after August 18, 2014, at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price (“VWAP”) of our shares on the date of conversion. During the initial 6 months from the date of the note we may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period had elapsed we could not repay the note until its maturity date on November 18, 2014, at which time the note principal and interest became due and payable without pre-payment penalty. We identified embedded derivatives related to the convertible debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that we record fair value of the derivatives as of the inception date of the convertible debenture and fair value as of each subsequent balance sheet date. During the quarter ended September 30, 2014, at the election of the debenture holder, we converted $28,000 of the principal to equity through issuance of 4,346,247 shares of common stock. During the quarter ended December 31, 2014, at the election of the debenture holder we converted $25,000 of the principal plus $2,120 of accrued interest to equity through issuance of 5,424,000 shares of common stock. The debenture was paid in full as of October 10, 2015, and thus no derivative expense or fair value of the embedded derivative was recorded for the fiscal year ended June 30, 2015.

On January 1, 2013, we consolidated all outstanding notes payable due a related party into one loan agreement containing certain conversion features whereby the note holder could convert the principal amount of the loan, $204,700 comprised of the sum total of the principal amounts of the individual notes, $122,000, plus $82,700 in accrued interest applicable to those notes, together with accrued interest on the principal at the rate of 4.944% per annum, into shares of our common stock at the conversion rate of $0.02 per share. The note is unsecured and became due and payable on January 1, 2015. The accrued interest on this $204,700 convertible debenture as of December 31, 2014 was $20,241. There was no beneficial conversion feature involved in the new note. On December 19, 2014, we entered into an amendment to the debenture that allowed for the maturity date to be extended to June 1, 2015, and provided us with rights to settle the debenture in full, upon completion of an equity investment in excess of $1,500,000, by payment of $122,000 in cash and issuance of 8,270,000 shares of common stock valued at $0.01 per share to the debenture holder. On January 26, 2015, we exercised those rights and paid the debenture in full. The transaction resulted in a gain on the issuance of shares of $69,861 as the fair market value of a share of our common stock at December 19, 2014, was $0.004. The gain resulted for a related party, thus it was recorded in additional paid in capital account.

We sold the following shares of our Series B Convertible, Voting, Preferred Stock during the last three years without registering the shares. Each share of Series B Convertible, Voting, Preferred Stock is convertible into 20 shares of common stock and carries a vote equal to 20 shares of common stock in all matters brought before the shareholders for vote.

Date	No. of Shares	Shareholder	Type of Consideration	Value of Consideration
9/8/12	560,000	Gonzalez & Kim	Cash and Debt settlement	$112,000
1/26/2015	21,634,332	Nicholas & Melinda Living Trust	Cash	$1,226,667
1/26/2015	10,817,167	Schoenberger Family Trust	Cash	$613,333

We issued the following shares of common stock pursuant to certain conversion rights contained in our preferred stock. The shares of preferred stock issued in the conversion were cancelled resulting in no net effect to the number of voting shares outstanding.

Date	No. of Shares Converted	Type of Shares	Shareholder	Common Stock Issued
10/22/2014	2,203,182	Series B Pref	Peter Park	44,063,640
10/22/2014	2,203,182	Series B Pref	Nelson Choi	44,063,640
6/4/2015	206,186	Series A Pref	Jan Carter	1,030,930

All of the above unregistered sales were made pursuant to the exemption from registration provided by the Commission’s Regulation D, Rule 506. All purchasers were either accredited investors or, if not, were provided copies of our recent filings with the Commission including financial statements meeting the requirements of the Commission’s Item 310 of Regulation S-B. All purchasers were provided the opportunity to ask questions of our management.

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

The Company, through Planet Halo and Wireless Village, had been selling subscriptions to its wireless Internet access service in various increments, including daily, weekly, monthly and yearly since 2007. During the fiscal year ending June 30, 2011, we completed the transition away from this business and refocused our efforts, through our majority owned subsidiary Wireless Village dba/Janus Cam, on the sale and distribution of mobile video surveillance systems, generically known as “drive cams”. During the fiscal year ended June 30, 2013, we sold Planet Halo to a shareholder through a stock redemption agreement and we acquired all of the minority owned shares of Wireless Village through a stock-for-stock exchange. Having Wireless Village as a wholly-owned subsidiary for 2 years produced operating losses and we elected to raise additional working capital through equity as well as change our strategic focus. Accordingly, during the fiscal year ended June 30, 2015, we raised $3 million in cash, sold Wireless Village to its executive management team through a stock redemption agreement, established Kahnalytics as our wholly-owned subsidiary in order to carry on certain profitable aspects of the former Wireless Village line of business, acquired Gourmet Foods, and acquired Brigadier. The acquisition of Gourmet Foods was completed on August 11, 2015, and the acquisition of Brigadier on June 2, 2016, both consummated as cash transactions. As of June 30, 2016, our financial statements are representative of the operating results of these three wholly-owned subsidiaries.

Kahnalytics

On May 26, 2015, we established a new wholly-owned subsidiary domiciled in the state of California and named Kahnalytics, Inc. (“Kahnalytics”). Kahnalytics took over the business of selling cameras, installation and support services to the insurance industry, a business segment formerly addressed by Janus Cam, but then retained by Concierge as part of the Stock Redemption Agreement.

During the period July 1, 2015, through October 1, 2015, Kahnalytics purchased cameras, various other hardware items, and installation services for sale to specific insurance companies, and ultimately for installation into insured’s vehicles. The hardware items are either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as “Advance to Suppliers.” Generally, hardware is sold to customers who require delivery and installation of the product in their vehicles. The charges for services such as these are included in the bundled, installed, sales price reflected on sales invoices and accounts receivable. The revenues for Kahnalytics for the years ended June 30, 2016, for camera and related sales were $120,430 as compared to the year ending June 30, 2015, where sales were $95,057. During October 2015 Kahnalytics moved away from the camera sales segment and refocused its business towards the capture of live-steaming data from vehicle camera devices. As a result, the remaining inventory of cameras and SD cards were deemed discontinued products and their combined value (being lower of cost or market) was impaired by $48,330.

By obtaining an exclusive software license and partnering with a camera importer/distributor as a channel-to-market, Kahnalytics began the business of hosting a web-based server that subscribers could access to view their camera video files, vehicle location, speed and event triggers in real time. The system was ready to launch by June 2016. To facilitate the sales process and entice customers to the online subscription service, Kahnalytics implemented a hardware subsidy program and offered a wireless data plan that was resold to subscribers of the service, called the Kahnalytics Fleet Management Service or “FMS”. Two types of services were offered, 1) a FMS basic subscription plan where subscribers provided their own wireless connection to the FMS and 2) a FMS data plan where subscribers were provided hardware needed to connect wirelessly to the Internet and also charged a monthly fee for the air time usage. Kahnalytics also charged a subsidized price of $50 per each wireless hardware device used in creating the wireless connection. For the year ended June 30, 2016, the total revenues from FMS related hardware sales was $2,250. Kahnalytics purchases data plans from a network reseller and, in turn, resells that plan to its subscribers. For the year ended June 30, 2016, sales of FMS basic subscriptions were $480 and FMS data plans were $0. There were no FMS related subscription or hardware sales for the year ended June 30, 2015. Hardware sales of cameras and SD cards for the year ended June 30, 2016, were $117,700 as compared to $95,057 for the year ended June 30, 2015. Other income for the year ended June 30, 2016, was $81 and comprised of adjustments to sales tax liability as compared to $0 for the year ended June 30, 2015. Accounts receivable as of June 30, 2016, were $2,640 as compared to $95,417 as of June 30, 2015. The difference is attributed to the discontinuation of most hardware sales during the current fiscal year and the focus on subscription services instead, which results in less gross revenues overall rather than any significant change in the aging of accounts receivable. Net loss after the impairment of inventory of $48,330 and provision for income tax of $800 was $60,612 as compared to a net loss for the year ended June 30, 2015 of $10,332.

Gourmet Foods

Gourmet Foods Limited (“Gourmet Foods”), was organized in its current form in 2005 (previously known as Pats Pantry Ltd. (“Pats Pantry”)). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. We purchased all of the issued and outstanding shares of Gourmet Foods effective as of August 1, 2015, even though the transaction did not officially close until August 11, 2015.

An independent evaluation of the assets of Gourmet Foods was commissioned as was an audit of their last two fiscal years ended March 31st. It was ascertained that Gourmet Foods had experienced a net loss over the fiscal year ended March 31, 2015, of $9,558. Contributing to the loss were several factors that current management does not expect to reoccur which included an effort to export product to Korea and an ill-suited sales effort involving the addition of field sales representatives and their associated expenses including company provided vehicles. Since the acquisition date of August 11, 2015, Gourmet Foods has initiated several strategies designed to improve profitability through a more efficient and automated production process and sales growth initiatives that involve an outreach to areas currently underserved by Gourmet Foods. To assist with the purchase of new machinery and cover interim working capital needs, we extended an interest-free intercompany loan of NZ$250,000 translated to US$158,948 as of the date of transfer.

The accompanying financial statements include the operations of Gourmet Foods for the period August 1, 2015, through June 30, 2016. Because we did not acquire Gourmet Foods until the current fiscal year there is no comparison data supplied in the accompanying Condensed Consolidated Statements of Operations for Gourmet Foods for the periods ended June 30, 2015, nor are the assets and liabilities of Gourmet Foods included in the Condensed Consolidated Balance Sheets as of June 30, 2015.

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate our reporting currency, the US dollar, with that of Gourmet Foods we record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Other Comprehensive Income (Loss) found on the Condensed Consolidated Statements of Operations and Comprehensive Income and are listed as a gain of $103,736 for the year ended June 30, 2016.

Net revenues for the eleven-month period August 1, 2015, through June 30, 2016 were $3,756,402. Cost of goods sold for the eleven-month period ending June 30, 2016, was $2,500,075 resulting in a gross profit of $1,256,327 or approximately 33% gross margin. General and administrative expenses for the eleven-month period were $967,180 resulting in a net income before other income and expenses and income tax of $289,147. The depreciation expense for Gourmet Foods over the eleven-month period ending June 30, 2016, was $225,810. The income tax provision of $80,892, the interest income of $3,842 and other income of $2,370 resulted in a net income of $214,467. Accounts receivable as of June 30, 2016 were $285,673.

Brigadier Security Systems

Brigadier Security Systems (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek dealers in Saskatchewan with offices in both major urban areas of Regina (under the fictitious business name of “Elite Security”) and Saskatoon. Brigadier is also a Honeywell Certified Access Control Distributor, Kantech Global Dealer and UTC Interlogix Security Pro dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera monitoring, motion detection, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and a full time monitoring of the premises. The contract for monitoring the premise is then conveyed to a third party telecom in exchange for an upfront payment and recurring residuals based on subscriber contracts.

The accompanying financial statements include the operations of Brigadier for the period June 1, 2016, through June 30, 2016. Because we did not acquire Brigadier until the current fiscal year there is no comparison data supplied in the accompanying Condensed Consolidated Statements of Operations for Brigadier for the periods ended June 30, 2015, nor are the assets and liabilities of Brigadier included in the Condensed Consolidated Balance Sheets as of June 30, 2015.

 Brigadier operates exclusively in Canada and thus the Canadian dollar is its functional currency. In order to consolidate our reporting currency, the US dollar, with that of Brigadier we record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The translation of Canadian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Other Comprehensive Income (Loss) found on the Condensed Consolidated Statements of Operations and Comprehensive Income and are listed as a gain of $5,098 for the year ended June 30, 2016.

Brigadier purchases various component parts and accessories anticipated to be required in near-term installations of systems pursuant to sales forecasts. These parts are listed in inventory until sold, which is determined by a sales contract, delivery of the product, and a reasonable expectation of payment under typical terms of sale are in evidence. Inventories are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. We compare the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2016, an allowance for obsolete inventory value in the amount of $14,282 was recorded in general and administrative expense.

The net sales for the one-month period ending June 30, 2016, were $348,553 with cost of goods sold recorded as $124,931 resulting in a gross profit of $223,622 and gross margin of 64%. General and administrative expenses for the one-month period were $179,959 providing net operating income before income tax provision and interest expense of $43,663, or 13%. The depreciation expense for Brigadier for the one-month period was $560, income tax provision at June 30, 2016, was $14,330, interest expense (net) was $17 and allowance for obsolete inventory was $14,282 resulting in a net profit of $29,316. Accounts receivable at June 30, 2016, were $550,907.

Concierge Technologies
The primary expenses of Concierge are comprised of professional fees paid to auditors, transaction costs incurred for fund raising and acquisitions, accrued interest on borrowed funds and consulting fees paid to our advisors. For the year ended June 30, 2016, Concierge had no commercial operations apart from those of its subsidiaries. Revenues from operations during the year ended June 30, 2016, were zero as compared to $160,094 for the year ended June 30, 2015. Overall, consolidated net revenues for the year ending June 30, 2016, were $4,225,385 and $223,565 for the year ended June 30, 2015. Cost of revenues for the year ending June 30, 2016, and 2015 were $2,746,132 and $188,325 respectively, representing a gross profit percentage of approximately 35% for the year ended June 30, 2016, as compared to the year ended June 30, 2015 of 15%. Operating costs include general and administrative expense of $1,411,047 and inventory impairment of $48,330 resulting in an operating income of $19,876 for the year ended June 30, 2016 as compared to a loss of $131,690 for the year ended June 30, 2015

We realized a net income before provision of income taxes, after other income $2,880 and interest expense of $8,686, and comprehensive income for the year ended June 30, 2016, of $14,070 as compared to a net loss before taxes of $204,216 for the year ended June 30, 2015. We attribute the increased income to the inclusion of acquired subsidiaries Brigadier and Gourmet Foods as well as disposal of non-revenue producing subsidiaries present during the fiscal year ended June 30, 2015. The net loss after income tax provision of $96,022 on a consolidated basis for the year ended June 30, 2016 was $81,952 as compared to an income of $14,191 for the year ended June 30, 2015.

Comprehensive Loss, after giving consideration to foreign currency translation losses for the year ended June 30, 2016, was $111,455 as compared to income of $14,191 for the year ending June 30, 2015, where no foreign currency translation was required.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to expand the development of Kahnalytics through implementation of software development and addition of new products, including a branding and promotion of a recurring revenue product offering. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market. Our mission is to continue with our acquisition strategy by identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management to produce increasing revenue streams. By these initiatives we hope to:

●
continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●
increase our gross revenues and realize net operating profits,
●
lower our operating costs by unburdening certain selling expenses to third party distributors,
●
source and retain staff experienced in the field of software development and application of database report writing functions,
●
have sufficient cash reserves to pay down accrued expenses,
●
complete business combinations where we have a common control interest among shareholders,

●
attract parties who have an interest in selling their privately held companies to us, and
●
achieve efficiencies in accounting and reporting through consolidated operations of our subsidiaries from a management perspective.

Liquidity

During the current fiscal year we have invested approximately $3.5 million in cash towards purchasing and assimilating Gourmet Foods and Brigadier into our group of companies. We have continued to pursue business opportunities with Kahnalytics and intend to grow that opportunity by implementation of a software development project in the coming months that is envisioned to produce a significant recurring revenue stream when finalized. We forecast Gourmet Foods and Brigadier to continue to produce a profit during the coming fiscal year and the realization of those profits by Concierge may be augmented by a resurgence of the New Zealand and Canadian currencies against the U.S. dollar during the coming fiscal year. While we intend to maintain and improve our revenue stream from wholly owned subsidiaries Kahnalytics, Brigadier and Gourmet Foods, we are also looking to expand our business to include other synergistic partners and pursue possible licensing agreements for product distribution on a global scale. Provided our subsidiaries continue to operate as they are presently, and are projected to operate, we have sufficient capital to pay our general and administrative expenses for the coming fiscal year and to adequately pursue our long term business objectives.

We believe that, through execution of our current business plan, we will be able to continue to pay our financial obligations and to avoid increases in its accrued liabilities in the coming fiscal year.

Off-Balance Sheet Arrangements

As of October 3, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:
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

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Concierge Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brigadier Security Systems (2000) Limited, a wholly-owned subsidiary, which statements reflect total assets of 20% of consolidated total assets as of June 30, 2016 and total revenues of 8% of consolidated total revenues for the one year period ended June 30, 2016. Those statements were audited by another auditor, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Brigadier Security Systems (2000) Limited, is based solely on the report of the other auditor.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. and its subsidiaries as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred accumulated losses of $6,430,722. These factors along with those discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/S/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California
October 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder of Brigadier Security Systems (2000) Ltd.
We have audited the accompanying balance sheet of Brigadier Security Systems (2000) Limited as of June 30, 2016, and the related statements of comprehensive income, changes in equity, and cash flows for the period from June 1, 2016 to June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brigadier Security Systems (2000) Limited as of June 30, 2016, and the results of its operations and its cash flows for the period from June 1, 2016 to June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

Saskatoon, Saskatchewan
October 14, 2016	Chartered Professional Accountants

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As of June 30, 2016	As of June 30, 2015
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,060,184	$1,970,062
Accounts receivable, net	839,220	95,417
Inventory, net	436,541	85,849
Other current assets	24,876	-
Total current assets	2,360,821	2,151,328

Deposit	-	182,931
Property and equipment, net	1,166,693	-
Goodwill	219,256	-
Intangible Assets-Net	1,018,213	-
Total assets	$4,764,983	$2,334,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$997,644	$269,501
Purchase consideration payable	214,035	-
Notes payable - related parties	308,500	8,500
Notes payable	8,500	8,500
Convertible debenture - related parties, net	1,300,000	-
Total liabilities	2,828,680	286,501

COMMITMENT & CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized par $0.001
Series B: 3,754,355 issued and outstanding at June 30, 2016 and June 30, 2015	3,754	3,754
Common stock, $0.001 par value; 900,000,000 shares authorized; 67,953,870 shares issued and outstanding at at June 30, 2016 and June 30, 2015	67,954	67,954
Additional paid-in capital	8,325,620	8,325,620
Accumulated other comprehensive income (loss)	(29,503)	-
Accumulated deficit	(6,431,522)	(6,349,570)
Total Stockholders' equity	1,936,303	2,047,758
Total liabilities and Stockholders' equity	$4,764,983	$2,334,259

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
	2016	2015

Net revenue	$4,225,385	$223,565

Cost of revenue	2,746,132	188,325

Gross profit	1,479,253	35,240

Operating expense
General & administrative expense	1,411,047	166,930
Impairment of inventory value	48,330	-
Total Operating Expenses	1,459,377	166,930

Operating Income (Loss)	19,876	(131,690)

Other income (expense)
Other income	2,880	5,086
Interest expense	(8,686)	(77,611)
Total other expense	(5,806)	(72,525)

Income (Loss) from continuing operations before income taxes	14,070	(204,216)

Provision of income taxes	(96,022)	-

Loss from continuing operations	(81,952)	(204,216)

Income from Discontinued Operations
Gain on disposal of subsidiary	-	109,600
Income from discontinued operations	-	108,807
Income from Discontinued Operations	-	218,407

Net Income (Loss)	$(81,952)	$14,191

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(29,503)	-
Comprehensive Income (Loss)	$(111,455)	$14,191

Weighted average shares of common stock
Basic	67,953,870	47,229,336
Diluted	67,953,870	84,974,973

Net loss per common share - continuing operations
Basic & Diluted	$(0.00)	$(0.00)

Net loss per common share - Discontinued operations
Basic	$-	$0.00
Diluted	$-	$0.00

Net income per common share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Preferred Stock (Series A)		Preferred Stock (Series B)		Common Stock					Total
	Number of	Par	Number of	Par	Number of	Par	Additional	Accumulated	Accumulated	Concierges'
	Shares	Value	Shares	Value	Shares	Value	Paid In Capital	OCI	Deficit	Equity (Deficit)
Balance at June 30, 2014	206,186	$206	949,841	$950	24,033,785	$24,034	$4,179,070	$-	$(4,893,708)	$(689,448)

Issuance of Common Stock in settlement of convertible debenture	-	-	-	-	1,804,025	1,804	156,257		-	158,061
Beneficial conversion feature liability on debt issuance	-	-	-	-	-	-	67,571		-	67,571
Gain on debt settlement with a related party	-	-	-	-	-	-			-	-
Issuance of Common Stock for cash	-	-	-	-	40,000,000	40,000	1,120,000		-	1,160,000
Issuance of series B Preferred Stock for cash	-	-	3,245,150	3,245	-	-	1,836,755		-	1,840,000
Benefical conversion feature for issuance of series B Preferred Stock	-	-	-	-	-	-	1,470,053		(1,470,053)	-
Cancellation of Common Stock as consideration for disposal of subsidiary	-	-	-	-	(6,800,000)	(6,800)	(495,816)		-	(502,616)
Conversion of series A Preferred Stock to Common Stock	(206,186)	(206)	-	-	103,093	103	103		-	0
Conversion of series B Preferred Stock to Common Stock	-	-	(440,636)	(441)	8,812,728	8,813	(8,373)		-	(0)
Net income for the year ended June 30, 2015									14,191	14,191
Balance at June 30, 2015	-	0	3,754,355	3,754	67,953,630	67,954	8,325,620	-	(6,349,570)	2,047,758

Gain (Loss) on currency translation for the year ended June 30, 2016								(29,503)		(29,503)
Net loss for the year ended June 30, 2016									(81,952)	(81,952)
Balance at June 30, 2016	-	$-	3,754,355	$3,754	67,953,630	$67,954	$8,325,620	$(29,503)	$(6,431,522)	$1,936,303

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(81,952)	$14,191
(Income) / Loss from discontinued operations	-	(108,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	226,556	-
Amortization	27,658	-
Impairment of Inventory	48,330	-
Gain on disposal of subsidiary	-	(109,600)
Amortization of debt issuance cost	-	67,571
(Increase) decrease in current assets:
Accounts receivable	(32,863)	(95,417)
Inventory	106,393	(85,849)
Other current assets	(4,285)	-
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	160,386	16,275
Net cash provided by (used in) operating activities	450,223	(301,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(103,662)	-
Payment of cash to subsidiary disposed as part of sale agreement	-	(353,100)
Cash used in purchase of new subsidiaries net of cash acquired	(2,766,205)	(182,931)
Net cash used in investing activities	(2,869,866)	(536,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debts	1,600,000	-
Repayments of related party debts	-	(29,500)
Proceeds from notes payable & debentures	-	43,500
Repayments of notes payable & debentures	-	(222,000)
Proceeds from sale of common shares	-	1,160,000
Proceeds from sale of preferred shares	-	1,840,000
Net cash provided by financing activities	1,600,000	2,792,000

Effect of currency exchange rate fluctuation on cash and cash equivalents	(90,235)	-
NET INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS	(909,878)	1,954,332

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,970,062	15,730

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,060,184	$1,970,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - continuing operations	$29	$7,984
Interest - discontinued operations	$-	$4,103
Income taxes - continued operations	$14,393	$-
Income taxes - discontinued operations		$35,538

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase consideration payable	$214,035	$-
Beneficial conversion feature for issuance of Series B Preferred Stock	$-	$1,470,053
Cancellation of common stock in connection with disposal of subsidiary	$-	$(502,616)
Issuance of common stock in settlement of convertible debentures & Notes & Accrued Interest	$-	$158,061

The accompanying notes are an integral part of these audited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include the purchase and sale of digital equipment through its wholly owned subsidiaries Wireless Village doing business as Janus Cam (until its disposal as of May 7, 2015), Gourmet Foods, a manufacturer and distributor of meat pies in New Zealand, Brigadier Security Systems, a provider of security alarm installation and monitoring located in Canada, and Kahnalytics, Inc. a California corporation providing vehicle-based live streaming video and event recording to online subscribers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc., and its wholly owned subsidiaries, Kahnalytics, Gourmet Foods, Ltd., Brigadier Security Systems and Wireless Village (discontinued on May 7, 2015). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Risk

The Company maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. The Company’s uninsured cash balance in the United States was $33,026 at June 30, 2016. Cash balances in Canada are maintained at a financial institution in Saskatoon, Saskatchewan. Each account is insured up to CD$100,000 by Canada Deposit Insurance Corporation (CDIC). The Company’s uninsured cash balance in Canada was CD$123,311 (approximately US$95,190) at June 30, 2016.
Balances at financial institutions within certain foreign countries, including New Zealand where the Company maintains cash balances, are not covered by insurance. As of June 30, 2016, the Company had uninsured deposits related to cash deposits in uninsured accounts maintained within foreign entities of approximately $568,427. The Company has not experienced any losses in such accounts.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major customers & suppliers

Concierge, through Kahnalytics as a licensed user of a proprietary software application, is dependent on the continued support of this online platform and the adherence to the license contract terms between Kahnalytics and the foreign-based licensor. Kahnalytics is also largely dependent on its single-source sales channel to continue to expand its dealer network of resellers who, in turn, activate subscribers to the Kahnalytics service. Hardware sold by Kahnalytics is currently supplied by one source, however in the event this source proves to be inadequate there are other alternative sources of equal or comparable devices as needed by Kahnalytics. During the fiscal year ended June 30, 2015 Kahnalytics had just one customer accounting for 100% of its sales. Correspondingly, Kahnalytics had only two suppliers of the hardware it sold with the larger of the suppliers accounting for 92% of the cost of goods sold for fiscal year ended June 30, 2015. Sales of these products were discontinued during the current fiscal year.

Concierge, through Brigadier Security Systems, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. In the event this contract is terminated Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the two largest customers totaled 55% of the total revenues for the one-month period ended June 30, 2016, and accounted for approximately 38.6% of accounts receivable as of the balance sheet date of June 30, 2016.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the 11-month period ending and balance sheet date of June 30, 2016, our largest customer in the grocery industry, who operates through a number independently branded stores, accounted for approximately 14% of our gross sales revenues and 34% of our accounts receivable. The second largest in the grocery industry accounted for approximately 10% of our gross revenues and 12% of our accounts receivable. In the gasoline convenience store market we supply two major accounts. The largest is a marketing consortium of gasoline dealers accounting for approximately 44% of our gross sales revenues and 24% of our accounts receivable. The second largest are independent operators accounting for approximately 13% of gross sales and 17% of accounts receivable. The third category of independent retailers accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Debts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016 and 2015, the Company had recorded allowance for doubtful accounts of $3,600 and $Nil, respectively.

Inventory

Inventories are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower. During the year ended June 30, 2016, the Company incurred an impairment loss of $48,330 due to valuing inventory at market which was lower than cost.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over an estimated useful life of the asset.

Category	Estimated Useful Life

Computer Equipment & Software	3 to 5 Years
Office furniture and equipment:	3 to 5 Years
Autos	3 to 5 Years

Intangible Assets
Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, thefair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue primarily consists of sale of gourmet meat pies and related bakery confections in New Zealand, security alarm system installation and monitoring in Canada and sale of mobile video recording devices and gathering of live-streaming video recording data displayed online to subscribers in the U.S.A. Revenue is accounted for net of sales taxes, sales returns, trade discounts. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the delivery has occurred, no other significant obligations of the Company exist, and collectability is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2016 and 2015 were negligible.

Other Comprehensive Income (Loss) and Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The accounts of Gourmet Foods, Ltd. use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation loss classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet was $29,503 as of June 30, 2016.

Statement of Cash Flows

The Company’s cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (see Note 20).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Reclassifications

Certain 2015 balances have been reclassified to conform to the 2016 presentation

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the new revenue standard by one year, which will make it effective for the Company in the first quarter of its fiscal year ending June 30, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and thatcould be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company’s results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting hadbeen completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Diluted net loss per share for the year ended June 30, 2016 did not reflect the effects of shares potentially issuable upon conversion of convertible notes & preferred stock. These potentially issuable shares would have an anti-dilutive effect on the Company’s net loss per share in 2016. Diluted net income per share for the year ended June 30, 2015 reflected the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2016
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(81,952)	67,953,870	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-
Convertible Debt	-
Diluted loss per share	$(81,952)	67,953,870	$(0.00)

	For the year ended June 30, 2015
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$14,191	47,229,336	$0.00
Effect of dilutive securities
Preferred stock Series B		37,745,637
Convertible Debt		-
Diluted income per share	$14,191	84,974,973	$0.00

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4. GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $6,431,522 as of June 30 2016, including a net loss of $81,952 during the year ended June 30, 2016. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the coming fiscal year due to the increasing revenues of its wholly owned subsidiary Kahnalytics, along with the acquisition of revenue producing subsidiaries, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts at Kahnalytics, and successfully compete for customers within the areas of interest for its Canadian and New Zealand held subsidiaries.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to increase profitability from its subsidiary operations, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended June 30, 2016, towards (i) sourcing additional working capital including $1,600,000 debt issuance completed during the year ended June 30, 2016, (ii) management of accrued expenses and accounts payable, (iii) divestiture of non-revenue producing subsidiaries, (vi) acquisition of profit producing subsidiaries such as Gourmet Foods and Brigadier Security Systems, and (v) other business combinations between entities where we have a common controlling interest such as Wainwright Holdings.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2016	2015
Raw materials	$50,023	$-
Supplies and packing materials	77,497	-
Finished goods	357,351	85,849
	484,871	85,849
Less : Impairment of Finished Goods	(48,330)	-
Total	$436,541	$85,849

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6. PROPERY AND EQUIPMENT

Property, Plant and Equipment consisted of the following as of June 30, 2016 and 2015.
	June 30, 2016	June 30, 2015
Plant and Equipment	$1,477,411	$-
Furniture & Office Equipment	119,123	12,910
Vehicles	58,850	-
Total Property and Equipment, Gross	1,655,384	12,910
Accumulated Depreciation	(488,691)	(12,910)
Total Property and Equipment, Net	$1,166,693	$-

For the years ended June 30, 2016 and 2015, depreciation expense totaled $226,556 and $0, respectively.

NOTE 7.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2016	2015
Brand name	$402,123	$-
Domain name	36,913	-
Customer relationships	500,252	-
Non-compete agreement	84,982	-
Recipes	21,601	-
Total	1,045,871	-
Less : Accumulated Amortization	(27,658)	-
Net Intangibles	$1,018,213	$-

CUSTOMER RELATIONSHIP

On August 11, 2105, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired customer relationships was estimated to be $434,098 and is amortized over the remaining useful life of 10 years.

	June 30, 2016	June 30, 2015
Customer relationships	$500,252	-
Less: accumulated amortization	9,659	-
Total customer relationships, net	$490,593	-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRAND NAME

On August 11, 2105, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years.

	June 30, 2016	June 30, 2015
Brand name	$402,123	-
Less: accumulated amortization	8,447	-
Total brand name, net	$393,696	-

DOMAIN NAME

On August 11, 2105, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	June 30, 2016	June 30, 2015
Domain Name	$36,913	-
Less: accumulated amortization	4,193	-
Total brand name, net	$32,720	-

RECIPES

On August 11, 2105, the Company acquired Gourmet Foods, Ltd. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years.

	June 30,	June 30,
	2016	2015
Recipes	$21,601	$-
Less: accumulated amortization	3,937	-
Total Recipes, net	$17,664	-

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $104,122 and is amortized over the remaining useful life of 5 years.

	June 30, 2016	June 30, 2015
Non-compete agreement	$84,982	-
Less: accumulated amortization	1,421	-
Total non-compete agreement, net	$83,561	-

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending June 30,	Expense
2017	$118,937
2018	$118,937
2019	$118,937
2020	$118,937
2021	$109,385

NOTE 8. GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. Goodwill comprised of the following amounts:

	As of June 30,	As of June 30,
	2016	2015
Trained workforce – Gourmet Foods	$51,978	$-
Trained workforce - Brigadier	75,795	-
Goodwill – Gourmet Foods	45,669	-
Goodwill - Brigadier	45,814	-
	$219,256	$-

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2016.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	June 30, 2016	June 30, 2015
Accounts payable	$288,170	$108,860
Accrued judgment	135,000	135,000
Accrued interest	13,918	781
Taxes Payable	167,683	-
Accrued Payroll and Vacation Pay	127,271	-
Accrued Expenses	265,502	24,860
Total	$997,644	$269,501

NOTE 10. NOTES PAYABLE - RELATED PARTY

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2016	June 30, 2015
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	$5,000	$5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to affiliate of director/shareholder, interest rate of 4%, unsecured and payable on June 30, 2017	300,000	-
	$308,500	$8,500

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

Interest expense for all related party notes payable for the year ended June 30, 2016 amounted to $782 and was $781 for the year ended June 30, 2015 for Concierge Technologies.

NOTE 11. NOTE PAYABLE

On November 8, 2013 Wireless Village entered into a short term Note Agreement with an unaffiliated individual in the amount of $50,000, the proceeds of which were used to pay down inventory purchase costs. Interest on the Note accrued at the rate of 10% per annum and was payable in monthly installments with a maturity date of February 19, 2014 payable by Wireless Village. On February 19, 2014 the unaffiliated individual agreed to extend the maturity date to June 1, 2014 and the Company agreed to pay a loan commitment fee of 1.5%, or $750. By agreement, that fee was paid by the issuance of 53,571 shares of common stock with a market value on the date of issuance of $0.014 per share. The note was subsequently extended to mature on January 5,2015, and then again to mature on February 27, 2015 provided Concierge Technologies guaranteed the repayment on behalf of Wireless Village. A fee in the amount of 1%, or $500, was paid in cash to the noteholder by Wireless Village in exchange for the agreement to extend the maturity date. On February 13, 2015 the note was repaid in full by Concierge Technologies.

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

NOTE 12. CONVERTIBLE DEBENTURES – RELATED PARTY

On January 27, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Wainwright Holdings, an affiliate of our shareholder and C.E.O., that resulted in the funding of $450,000. The Promissory Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of .01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. The Promissory Note may be prepaid at any time in whole or in part by the Company and is convertible into restricted common stock of the Company at the election of Promissory Note holder on the date which is 180 days following issuance of the Promissory Note at a conversion price of $0.10 per share. The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events. The Promissory Note matures five (5) years from issuance and is unsecured. Proceeds from the Promissory Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

On April 8, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Gerber Irrevocable Family Trust, an affiliate of our shareholder and C.E.O., that resulted in the funding of $350,000. The Promissory Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of .01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. The Promissory Note may be prepaid at any time in whole or in part by the Company and is convertible into restricted common stock of the Company at the election of Promissory Note holder on the date which is 180 days following issuance of the Promissory Note at a conversion price of $0.13 per share. The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events. The Promissory Note matures five (5) years from issuance and is unsecured. Proceeds from the Promissory Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

On May 25, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Wainwright Holdings, an affiliate of our shareholder and C.E.O., that resulted in the funding of $250,000. The Promissory Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of .01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. The Promissory Note may be prepaid at any time in whole or in part by the Company and is convertible into restricted common stock of the Company at the election of Promissory Note holder on the date which is 180 days following issuance of the Promissory Note at a conversion price of $0.13 per share. The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events. The Promissory Note matures five (5) years from issuance and is unsecured. Proceeds from the Promissory Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

On May 25, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Schoenberger Family Trust, an affiliate of our shareholder and director, that resulted in the funding of $250,000. The Promissory Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of .01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. The Promissory Note may be prepaid at any time in whole or in part by the Company and is convertible into restricted common stock of the Company at the election of Promissory Note holder on the date which is 180 days following issuance of the Promissory Note at a conversion price of $0.13 per share. The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events. The Promissory Note matures five (5) years from issuance and is unsecured. Proceeds from the Promissory Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

Interest expense for all related party convertible debentures, for the year ended June 30, 2016 amounted to $13,136 and was $5,102 for the year ended June 30, 2015.

NOTE13. CONVERTIBLE DEBENTURE

On February 18, 2014 the Company entered into a series of agreements, including a convertible debenture, that resulted in a funding of $53,000. The debenture is convertible, at the option of the debenture holder, to restricted common shares after August 18, 2014 at a conversion price calculated on a prescribed discount to the trailing 10-day volume weighted average market price (“VWAP”) of our shares on the date of conversion. During the initial 6 months from the date of the note the Company may repay the principal plus accrued interest at the rate of 8% per annum by applying a pre-payment penalty determined on a sliding scale tied to the aging of the note. After the initial 6-month period has elapsed the Company may not repay the note until its maturity date on November 18, 2014 at which time the note principal andinterest will become due and payable without pre-payment penalty. The Company identified embedded derivatives related to the convertible debenture. During the quarter ended September 30, 2014, at the election of the debenture holder, the Company converted$28,000 of the principal to equity through issuance of 4,346,247 shares of common stock. During the quarter ended December 31, 2014, at the election of the debenture holder, the Company converted $25,000 of the principal plus $2,120 of accrued interest to equity through issuance of 5,424,000 shares of common stock. The debenture has been paid in full as of June 30, 2015.

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

NOTE 14. EQUITY TRANSACTIONS

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

Shares issued for debt settlement

The Company issued a total of 18,040,247 shares of common stock for conversion of debentures (notes 10, 11, 13).

Shares cancelled in connection with disposal of subsidiary

On May 7, 2015 completed the sale of its wholly owned subsidiary, Wireless Village, and cancelled 68,000,000 shares of common stock as consideration (Note 18). The shares were valued at the fair market price on the closing date of the transaction.

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

NOTE 15. INCOME TAXES
The following table summarizes income before income taxes
	Years Ended June 30,
	2016	2015
US	$(324,936)	$14,191
Canada	43,646	-
New Zealand	295,359	-
Income before income taxes	$14,070	$14,191

Income Tax Provision
Provision for income tax as listed on the Consolidated Statements of Operations for the years ended June 30, 2016 and 2015 are $95,222 and $Nil, respectively.
Provision for taxes consisted of the following:
	Years Ended June 30,
	2016	2015
US operations	$800	$-
Foreign operations	95,222	-
	$96,022	$-

Deferred income tax assets and liabilities
Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Through June 30, 2015, the Company incurred net operating losses for tax purposes of approximately $5,033,209 which was increased to $5,309,789 due to operating losses of $276,580 for the year ended June 30, 2016. The net operating loss carryforward for federal and state purposes may be used to reduce taxable income through the year 2035.
The gross deferred tax asset balance as of June 30, 2016 is approximately $2,113,296. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot be reasonably assured.

Components of the deferred tax assets are limited to the Company's net operating loss carryforwards, and are presented as follows at June 30:

	2016	2015
Deferred tax assets:
US	$2,113,296	$2,003,217
Canada
Cumulative eligible capital	8,449	-
Property, plant & equipment	(1,856)	-
Deferred tax liability	(2,357)	-
New Zealand		-
Inventory	(4,048)	-
Accrued expenses	23,549	-
Total Deferred Tax Assets	2,137,033	2,003,217
Valuation allowance, US	(2,113,296)	(2,003,217)

Net deferred tax assets	$23,737	$-

Tax Rate Reconciliation

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended June 30:

	2016		2015
	Amount	Rate	Amount	Rate

Tax expense (benefit) at federal statutory rate	$(96,803)	-35.0%	$28,617	-35.0%
State taxes, net of federal benefit	(13,276)	-4.8%	7,228	.-8.8%
Beneficial conversion expense	-		(27,028)	8.4%
Minimum franchise tax	800	0.3%	-	0.0%
Change in valuation allowance	110,076	39.8%	(8,816)	35.4%
Foreign earnings taxed at different rates	97,857	28.9%	-	-
Other adjustments – foreign	(2,635)	-0.9%	-	-
Foreign tax at effective tax rate	$96,022	28.4%	$-	0.0%

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 16.
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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2015:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	$–	$-	$-	$-
Roll-forward of Balance
Derivative liability for Convertible Debentures	67,571
Change in value of derivative liability during the period ended June 30, 2015	-67,571
Balance, June 30, 2015	-

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

NOTE 17.
BUSINESS COMBINATIONS
On May 28, 2015 Concierge Technologies, Inc. (the “Company”) entered into an agreement to acquire the assets of Gourmet Foods, Ltd., a New Zealand corporation, subject to satisfactory completion of due diligence and other customary criteria for a transaction of this kind. Gourmet Foods is a baker of New Zealand meat pies and other confections distributed to major grocery stores, convenience stores, restaurants and other retailers throughout New Zealand. The Company placed a cash deposit with Gourmet Foods in accordance with the provisions of the asset purchase agreement, however the parties later elected to change the nature of the transaction to a stock purchase agreement. The Stock Purchase Agreement (the “SPA”) was entered into on July 28, 2015 and was set to close on July 31, 2015 subject to final adjustments to accounts receivable, accounts payable, inventory, employee entitlements and other current assets and liabilities. The Company paid a purchase consideration of NZ$2,597,535 (approximately US$1,753,428) in cash. An independent evaluation was conducted in order to obtain a fair market value of the fixed assets and intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
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
The following table summarizes the value of the net assets acquired as of the Acquisition Date:

Cash	$50,695
Accounts Receivable	259,662
Prepaid Expenses	11,246
Inventory	256,271
Property and Equipment	1,207,762
Intangible Assets	170,784
Goodwill	97,647
Total Assets	$2,054,067

Accounts Payable	$253,951
Employee Entitlements	46,688
Total Liabilities	$300,639

Consideration Paid for Net Assets	$1,753,428

On June 2, 2016 the Company closed a Stock Purchase Agreement transaction which resulted in the acquisition of all the outstanding and issued stock of Brigadier Security Systems, a Canadian corporation located in Saskatoon, Saskatchewan. The total purchase price was CD$2,010,266 (approximately US$1,540,830) in cash, payable in several stages. As of June 30, 2016, consideration of CD$1,000,000 (US$756,859) was paid in cash and CD$733,000 (US$569,935) was deposited in an attorney client trust account in Canadian currency (to be paid to Brigadier, on the 183rd day following the Closing Date if net sales meeting the minimum threshold of $1,500,000 CDN (the "Sales Goal") is achieved; if the Sales Goal is not reached by the l83rd day following the Closing Date, then the payment is to be remitted on the 365th day following the Closing Date). The audit of Brigadier resulted in an upwards adjustment of the purchase price by CD$277,266 (US$214,035) which has been recorded as of June 30, 2016 as Purchase Consideration Payable and was subsequently paid in October 2016. Under the acquisition method of accounting, the total purchase consideration is allocated to Brigadier Security Systems net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The following table summarizes the value of the net assets acquired as of the Acquisition Date:

Assets
Cash	80,391
Accounts Receivable	431,656
Inventory	238,148
Prepaid Expenses & Other Assets	20,001
Property, plant and equipment	20,455
Intangible Assets	875,087
Goodwill	121,609

Total Assets	1,787,348

Liabilities
Accounts Payable	187,925
Income Tax Payable	55,953
Customer Deposits	2,640

Total Liabilities	246,518

Consideration paid for net assets	1,540,830

NOTE 18. DISCONTINUED OPERATIONS
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

NOTE 19. COMMITMENTS AND CONTINGENCIES
Gourmet Foods. Ltd. (“GFL”) has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between September 2016 and August 2021, and require monthly rental payments of approximately US$11,225 per month translated to US currency as of June 30, 2016.

Future minimum lease payments for Gourmet Foods are as follows:

Year Ended June 30,	Lease Amount
2017	$134,705
2018	134,705
2019	59,480
2020	18,353
2021	9,197
2022	2,299
Total Minimum Lease Commitment	$358,739

GFL entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$84,915) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$15,439) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of GFL and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Brigadier Security Systems (“BSS”) leases office and storage facilities in Saskatoon, Saskatchewan as well as vehicles used for installations and service and various office equipment. The minimum lease obligations through their expiry dates are indicated as below and require monthly payments of approximately US$11,883.

Future minimum lease payments for Brigadier Security Systems are as follows:

Year Ended June 30,	Lease Amount
2017	$86,438
2018	33,753
2019	30,940
Total Minimum Lease Commitment	$151,131

Litigation
On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of June 30, 2016.

NOTE 20. SEGMENT REPORTING
With the acquisition of Gourmet Foods, Ltd. and Brigadier Security Systems, the Company has identified three segments for its products and services;U.S.A., New Zealand and Canada. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the gathering of live-streaming video recording data displayed online to subscribers through its wholly owned subsidiary Kahnalytics, Inc., in New Zealand include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through its wholly owned subsidiary Gourmet Foods, Ltd. and in Canada security alarm system installation and monitoring sold through its wholly owned subsidiary Brigadier Security Systems to residential and commercial customers. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of June 30, 2016 and June 30, 2015:

	As of June 30, 2016	As of June 30, 2015
Identifiable assets:
Corporate headquarters	$1,521,210	$2,132,164
U.S.A.	87,790	202,095
New Zealand	2,199,128	-
Canada	956,855	-
Consolidated	$4,764,983	$2,334,259

The following table presents a summary of operating information for the year ended June 30, 2016: (note: New Zealand is for a period of 11 months since acquisition and Canada is for a period of 1 month since acquisition)

	Year Ended June 30, 2016	Year Ended June 30, 2015
Revenues from unaffiliated customers:
U.S.A. : data streaming and hardware	$120,430	$223,565
New Zealand : Food Industry	3,756,402
Canada	348,553
Consolidated	$4,225,385	$223,565

Net income (loss) after taxes:
Corporate headquarters	$(265,123)	$24,523
U.S.A. : Mobile video recording devices	(60,612)	(10,332)
New Zealand : Food Industry	214,467
Canada : Security alarm system	29,316
Consolidated	$(81,952)	$14,191

The following table presents a summary of capital expenditures for the year ended June 30:

	2016	2015
Capital expenditures:
Corporate headquarters	$902	$-
U.S.A	-	-
New Zealand	102,760	-
Canada	-	-
Consolidated	$103,662	$-

NOTE 21. SUBSEQUENT EVENTS

On September 19, 2016, the Company entered into a conditional Stock Purchase Agreement (the “Agreement”), dated September 19, 2016, with Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) and certain shareholders of Wainwright (the “Sellers”), pursuant to which the Sellers conditionally agreed to sell, and the Company conditionally agreed to purchase, shares representing approximately 97% of the total issued and outstanding common stock of Wainwright (the “Wainwright Shares”). The Company intends to make an offer to acquire the remaining Wainwright shares of common stock prior to the Closing.
As a result of the transaction, current shareholders of Wainwright will become shareholders of the Company. Mr. Gerber, along with certain family members and certain other Wainwright shareholders, currently own the majority of the common stock in the Company as well as Wainwright. Following the closing of this transaction, he and those shareholders will continue to own the majority of the Company voting shares.
Wainwright owns all of the issued and outstanding limited liability company membership interests of United States Commodity Funds LLC, a Delaware limited liability company (“USCF”) and USCF Advisers, LLC (“USCF Advisers”). USCF is a commodity pool operator registered with the Commodity Futures Trading Commission. USCF Advisers is an SEC registered investment adviser. USCF and USCF Advisers act as the advisers to the Funds set forth in the Agreement (each, a “Fund”, and collectively, the “Funds”).
The Closing shall occur on the later of (i) the date that is two Business Days following the date on which the last of the conditions to Closing set forth in Articles VIII and IX of the Agreement have been satisfied or, to the extent permitted by applicable Legal Requirements, waived by the relevant party, (ii) the 21st calendar following the date on which the Definitive Schedule 14C was mailed to the Concierge Shareholders, and (iii) such other time and date as the parties may agree.
The conditions to the Closing of the Contemplated Transaction are more particularly described in Articles VIII and IX of Exhibit 10.1 which is attached to the Form 8K submitted on September 19, 2016 and incorporated herein by this reference. The conditions to the Closing include, but are not limited to, the Company’s receipt of a Fairness Opinion to the effect that, as of the date of the Agreement, and based upon and subject to the limitations and assumptions set forth in such opinion, the Purchase Price to be paid by the Company pursuant to the Agreement is fair, from a financial point of view, to the holders of shares of the Company.
There is no guarantee that the Closing of the Contemplated Transaction will occur either as provided for in the Agreement or at all. There is no guarantee that either the Company or Wainwright will fulfill all conditions to Closing and that if not fulfilled, that either party will waive the outstanding condition to Closing.

On October 11, 2016 the Company made the adjusted payment of CD$277,266, recorded as Purchase Consideration Payable of US$241,035 in the accompanying financial Statements for the year ended June 30, 2016.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our principal independent accountant or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by us during the periods for which financial statements are included herein.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Internal control over financial reporting.

Management’s report on internal control over financial reporting. Our management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Currently, the primary responsibility of the registrant is providing oversight control over its subsidiary operations which, in turn, are managed by their respective boards of directors who are appointed by the registrant for each of the subsidiaries. All debit and credit transactions with the company’s bank accounts, including those of the subsidiary companies, are reviewed by the officers as well as all communications with the company’s creditors. The directors of the subsidiary companies, which include representatives of the Company, meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments. All filings of reports with the Commission are reviewed before filing by all directors.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2016.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2016, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2016, and a description of the business experience of each.

Person	Offices	Office Held Since	Term of Office
Scott Schoenberger	Director	2015	2017
Nicholas Gerber	CEO/Secretary and Director	2015	2017
David W. Neibert	C.F.O. and Director	2002	2017
Matt Gonzalez	Director	2013	2017

Nicholas Gerber: Mr. Gerber has been the CEO, Secretary and director of the Company since January 2015. He is currently a director and portfolio manager for USCF and the Related Public Funds since April 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Mr. Gerber had also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. from June 2003 to 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that had been sponsoring and providing portfolio management services to mutual funds from March 1995 to January 2013. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber passed the Series 3 examination for associated persons and holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 54 years old.

Scott Schoenberger Mr. Schoenberger is the owner & CEO of KAS Engineering, a second generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and CEO of Nica Products, another manufacturing company based in Orange County, CA. Scott has over 30 years experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a BS in Environmental Studies from the University of California Santa Barbara and is 50 years old.

David W. Neibert: Mr. Neibert has been a director of Concierge Technologies since June 17, 2002 and CEO of Concierge from April 2007 until January 2015, whereafter he resigned the office and assumed the title of CFO. He is also the president of the Company’s wholly owned subsidiary Kahnalytics, Inc., director and CFO of Gourmet Foods and a director for Brigadier Security Systems. Mr. Neibert is also the president of The Wallen Group, a general partnership providing management consulting and bookkeeping services to small and medium sized businesses in the Southern California area. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products (under the names “Midland”, “Securicor Wireless”, “Linear Modulation Technologies”, and others) globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. known as Roamer One. Intek Global Corporation was subsequently acquired by its majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, CA, Kansas City, MO, New York City, NY, and Sutton Surrey, England during period from 1992 – 1998 before locating The Wallen Group in Southern California. Mr. Neibert is 61 years old.

Matt Gonzalez: Matt Gonzalez is an attorney with experience handling both civil and criminal matters in both the state and federal courts. He has a BA from Columbia University (1987) and JD from Stanford Law School (1990). Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender's Office where he oversees an office of over 90 trial lawyers.
He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005, and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner in Gonzalez & Kim, a California partnership providing transportation services to a number of entities. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco.  He joined Concierge as an investor in 2010 and became a director during 2013. Mr. Gonzalez is 51 years old.
Conflicts of Interest

Our officers and directors who are not employees of our subsidiary company will not devote more than a portion of their time to our affairs. There will be occasions when the time requirements of Concierge's business conflict with the demands of their other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

Our officers and directors may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, our officers and directors may in the future participate in business ventures, which could be deemed to compete directly with Concierge. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. In addition, if Concierge and other companies with which our officers and directors are affiliated both desire to take advantage of a potential business opportunity, then our board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the '34 Act.

Our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by our officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to us and our other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of Concierge and Concierge’s other shareholders, rather than their own personal pecuniary benefit.

No executive officer, director, person nominated to become a director, promoter or control person of Concierge has been involved in legal proceedings during the last five years such as

●
bankruptcy,
●
criminal proceedings (excluding traffic violations and other minor offenses), or
●
proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
●
Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

None of the directors holds any directorships in any company with a class of securities registered under the Exchange Act or subject to the reporting requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940 other than the following: Nicholas Gerber, our CEO and member of our Board of Directors, is a director of United Sates Commodity Funds LLC which is the commodity pool operator and general partner or sponsor of 11 commodity based exchange traded products that are registered under Section 12 of the Exchange Act, and is also a director of USCF ETF Trust, a registered investment company under the Investment Company Act of 1940, which currently has one exchange traded fund and is advised by USCF Advisers LLC, a registered investment adviser.

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

●
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●
Other than Nicholas Gerber, through his involvement as a director of United Sates Commodity Funds LLC which is the commodity pool operator and general partner or sponsor of 11 commodity based exchange traded products that are registered under Section 12 of the Exchange Act, and as a director of USCF ETF Trust, a registered investment company under the Investment Company Act of 1940, which currently has one exchange traded fund and is advised by USCF Advisers LLC, a registered investment adviser, acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Act during its most recent fiscal year and Forms 5 furnished to us with respect to our most recent fiscal year and any written representations received by us from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of Concierge registered pursuant to Section 12 of the Act – failed to file on a timely basis reports required by Section 16(a) of the Act during the most recent fiscal year or prior fiscal years:

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
-	0	0	0

ITEM 11.                                 EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our executive officers for the fiscal years ended June 30, 2016 and 2015. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation on ($)	Total ($)
David Neibert (1) Chief Financial Officer	2015	75,000	Nil	Nil	Nil	Nil	Nil	Nil	75,000
	2016	81,250	Nil	Nil	Nil	Nil	Nil	Nil	81,250
Nicholas Gerber Chief Executive Officer and Secretary	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) The Wallen Group, a California general partnership controlled by David Neibert, was paid $81,250 during the current fiscal year for consulting and administrative services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

Our directors received the following compensation in FY 2015 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Nicholas Gerber	0	0	0	0	0	0	0
Scott Schoenberger	0	0	0	0	0	0	0
Matt Gonzalez	0	0	0	0	0	0	0

Our directors receive no compensation for their services as directors.

Stock Options.

During the last two fiscal years, tour officers and directors have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the ownership, as of October 3, 2016, of each individual known to us to be the beneficial owner of more than five percent of Concierge’s common stock(5), by all directors, and named executive officers, individually and as a group.

Name and Address of Beneficial Owner	Amount Owned	Percent of Class (5)
Gonzalez & Kim 150 Clement St. San Francisco, CA 94118	7,001,720(1)	4.89%
Nicholas Gerber 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	69,935,327(2)	48.90%
David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	1,048,253(3)	0.73%
Scott Schoenberger 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	34,967,674(4)	24.45%
Officers and Directors as a Group	112,782,719(5)	78.85%

(1)
Gonzalez & Kim is a California general partnership whose partners are Hansu Kim and Matt Gonzalez. Mr. Gonzalez is a director of the company. Their ownership is in the form of 350,086 shares of Concierge Series B Voting, Convertible, Preferred stock that, when converted at a ratio of 1:20, would equal to 7,001,720 shares of common stock. Their ownership rights are equal, thus Mr. Gonzalez is listed herein as a beneficial owner of 7,001,720 shares of common stock.
(2)
Mr. Gerber is a beneficiary of the Nicholas and Melinda Living Trust which holds 26,666,667 shares of common stock and 2,163,433 shares of Series B Voting, Convertible Preferred stock that, when converted at a ratio of 1:20, would equal 43,268,660 shares of common stock.
(3)
Mr. Neibert owns 877,322 shares in his own name, and for the purposes hereof, includes 676 shares of common stock held in the name of his minor child included in the calculation.
(4)
Mr. Schoenberger is a beneficiary of the Schoenberger Family Trust which holds 13,333,334 shares of common stock and 1,081,717 shares of Concierge Series B Voting, Convertible, Preferred stock that, when converted at a ratio of 1:20, would be equal to 21,634,340 shares of common stock.
(5)
For purposes of calculating total shares of common stock, all 3,754,355 Series B issued shares are treated as though they have been converted into common stock. As of October 13, 2016, there were 67,953,870 shares of common stock issued and outstanding.

There are no agreements between or among any of the shareholders that would restrict the issuance of shares in a manner that would cause any change in control of Concierge. There are no voting trusts, pooling arrangements or similar agreements in the place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which our shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, David Neibert and Nicholas Gerber are not independent directors because each is also an executive officer of the Company. Additional, Mr. Schoenberger is also not an independent director due to the formation of a “group” under Section 13(d)(3) with Mr. Gerber. According to the NASDAQ Matt Gonzalez is the only independent director.

We do not have a standing audit, compensation or nominating committee, but our entire board of director’s acts in such capacities.  We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Related Party Transactions

During the previous two fiscal years preceding our last fiscal year to present, there have been no transactions with related persons, promoters or certain control persons as covered by Item 404 of Regulation S-K. However, in connection with that certain Securities Purchase Agreement with Nicholas Gerber and Scott Schoenberger, certain now current executive officers and directors may have formed a “group” under Section 13(d)(3) of the Act which may result in related party transactions in the future. These affiliations are disclosed herein

On January 26, 2015, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors, Nicholas Gerber and Scott Schoenberger, (the “Purchasers”) pursuant to which we agreed to sell and the Purchasers agreed to purchase 400,000,000 shares of common stock and 32,451,499 shares of Series B preferred stock of the Company in exchange for $3,000,000 USD. Pursuant to the terms of the Securities Purchase Agreement, Purchasers acquired a controlling interest in the Company pursuant to the issuance of the above shares which constituted 70.0% of the voting control of the Company. Following the closing of the Securities Purchase Agreement, Mr. Gerber and Schoenberger became officers and directors of the Company.

On September 19, 2016, the Company entered into a conditional Stock Purchase Agreement (the “Agreement”), dated September 19, 2016, with Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) and certain shareholders of Wainwright (the “Sellers”), pursuant to which the Sellers conditionally agreed to sell, and the Company conditionally agreed to purchase, shares representing approximately 97% of the total issued and outstanding common stock of Wainwright (the “Wainwright Shares”). The Company intends to make an offer to acquire the remaining Wainwright shares of common stock prior to the Closing.

As a result of the transaction, current shareholders of Wainwright will become shareholders of the Company. Mr. Gerber, along with certain family members and certain other Wainwright shareholders, currently own the majority of the common stock in the Company as well as Wainwright. Following the closing of this transaction, he and those shareholders will continue to own the majority of the Company voting shares.
Wainwright owns all of the issued and outstanding limited liability company membership interests of United States Commodity Funds LLC, a Delaware limited liability company (“USCF”) and USCF Advisers, LLC (“USCF Advisers”). USCF is a commodity pool operator registered with the Commodity Futures Trading Commission. USCF Advisers is an SEC registered investment adviser. USCF and USCF Advisers act as the advisers to the Funds set forth in the Agreement (each, a “Fund”, and collectively, the “Funds”).
The Closing shall occur on the later of (i) the date that is two Business Days following the date on which the last of the conditions to Closing set forth in Articles VIII and IX of the Agreement have been satisfied or, to the extent permitted by applicable Legal Requirements, waived by the relevant party, (ii) the 21st calendar following the date on which the Definitive Schedule 14C was mailed to the Concierge Shareholders, and (iii) such other time and date as the parties may agree.
The conditions to the Closing of the Contemplated Transaction are more particularly described in Articles VIII and IX of Exhibit 10.1 which is attached to the Form 8K submitted on September 19, 2016 and incorporated herein by this reference. The conditions to the Closing include, but are not limited to, the Company’s receipt of a Fairness Opinion to the effect that, as of the date of the Agreement, and based upon and subject to the limitations and assumptions set forth in such opinion, the Purchase Price to be paid by the Company pursuant to the Agreement is fair, from a financial point of view, to the holders of shares of the Company.
There is no guarantee that the Closing of the Contemplated Transaction will occur either as provided for in the Agreement or at all. There is no guarantee that either the Company or Wainwright will fulfill all conditions to Closing and that if not fulfilled, that either party will waive the outstanding condition to Closing.

Any future transactions by and among the parties mentioned above may qualify as related party transactions and will be disclosed accordingly.

We have adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Board of Directors and based upon a determination that these transactions are on terms no less favorable to us than those which could be obtained by unaffiliated third parties. This policy could be terminated in the future. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof which approves such a transaction.

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

Fiscal Year ended June 30, 2016	$41,000
Fiscal Year ended June 30,2015	$37,000

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2016	$22,032
Fiscal Year ended June 30, 2015	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2016	$-0-
Fiscal Year ended June 30, 2015	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2016	$-0-
Fiscal Year ended June 30, 2015	$-0-

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
Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers. .****

10.4
-
Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert. .****

10.5
-
Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam. ..**(**

10.6
-
Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam. *****

10.7
-
Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016. ******

10.8
-
Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd. *******

10.9
-
Stock Purchase Agreement By and Among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto********

14
-
Code of Ethics for CEO and Senior Financial Officers.***

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
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
-
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
-
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document#
101.SCH	-	XBRL Taxonomy Extension Schema Document#
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document#

# Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Previously filed with Form 8-K12G3 on March 10, 2000; Commission File No. 000-29913, incorporated herein.

**Previously filed with Form 8-K on April 2, 2002; Commission File No. 000-29913, incorporated herein.

***Previously filed with Form 10-KSB on October 20, 2004; Commission File No. 000-29913, incorporated herein.

+Previously filed with Form 10-KSB FYE 06-30-06 on October 20, 2006; Commission File No. 000-29913, incorporated herein.

++ Previously filed on November 5, 2007 as Exhibit 10.2 to Concierge Technologies’ Form 8-K for 10-30-07; Commission File No. 000-29913, incorporated herein.

****Previously filed with Current Report on Form 8-K on January 29, 2015 and incorporated by reference herein.

***** Previously filed with Current Report on Form 8-K on March 4, 2015 and incorporated by reference herein.

****** Previously filed with Current Report on Form 8-K on February 2, 2016 and incorporated by reference herein.

******* Previously filed with Current Report on Form 8-K on June 8, 2016 and incorporated by reference herein.

******** Previously filed with Current Report on Form 8-K on September 19, 2016 and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: October 21, 2016	By:	/s/ Nicholas Gerber
Nicholas Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 21, 2016	/s/ David W. Neibert
David W. Neibert, C.F.O. and Director

Date: October 21, 2016	/s/ Nicholas Gerber
Nicholas Gerber, CEO/Secretary and Director

Date: October 21, 2016	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: October 21, 2016	/s/ Matt Gonzalez,
Matt Gonzalez, Director