Form 10-Q
period 2016-09-30
CONCIERGE TECHNOLOGIES INC
filed 2016-11-21
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

As of November 14, 2016, there were 67,953,870 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 3,754,354 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements

Page

Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Month Periods
Ended September 30, 2016 and 2015 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Month
Periods Ended September 30, 2016 and 2015(Unaudited)	6

Notes to Unaudited Financial Statements	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$991,800	$1,060,184
Accounts receivable, net	804,949	839,220
Inventory, net	445,575	436,541
Other current assets	20,847	24,876
Total current assets	2,263,171	2,360,821

Restricted cash	14,568	-
Property and equipment, net	1,152,717	1,166,693
Goodwill	219,256	219,256
Intangible assets - net	988,235	1,018,213
Total assets	$4,637,947	$4,764,983

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,001,603	$997,644
Purchase consideration payable	214,035	214,035
Notes payable - related parties	303,500	308,500
Notes payable	8,500	8,500
Convertible Promissory Notes Payable - related parties, net	1,300,000	1,300,000
Total current liabilities	2,827,639	2,828,680

COMMITMENT & CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized par $0.001
Series B: 3,754,355 issued and outstanding at September 30, 2016 and June 30, 2016	3,754	3,754
Common stock, $0.001 par value; 900,000,000 shares authorized; 67,953,870 shares issued and outstanding at September 30, 2016 and at June 30, 2016	67,954	67,954
Additional paid-in capital	8,325,620	8,325,620
Accumulated other comprehensive income (loss)	(39,241)	(29,503)
Accumulated deficit	(6,547,778)	(6,431,522)
Total Stockholders' equity	1,810,307	1,936,303
Total liabilities and Stockholders' equity	$4,637,947	$4,764,983

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three-Month Periods Ending
	September 30,
	2016	2015

Net revenue	$2,095,232	$721,725

Cost of revenue	1,126,502	557,950

Gross profit	968,730	163,774

Operating expense
General & administrative expense	1,033,266	238,187
Total Operating Expenses	1,033,266	238,187

Loss from Operations	(64,536)	(74,412)

Other income (expense)
Other income	4,916	-
Interest Income	-	1,406
Interest expense	(13,256)	-
Total other expense	(8,340)	1,406

Loss before income taxes	(72,876)	(73,006)

Provision of income taxes	(43,380)	-

Net Loss	$(116,256)	$(73,006)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(9,738)	(86,204)
Comprehensive Loss	$(125,995)	$(159,210)

Weighted average shares of common stock
Basic and diluted	67,953,870	67,953,870

Net income per common share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three-Month Periods Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,256)	$(73,006)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	99,512	37,329
Loss on disposal of equipment	8,183	-
(Increase) decrease in current assets:
Accounts receivable	32,688	180,067
Inventory	(8,519)	36,706
Other assets	(10,098)	(60,747)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	1,504	1,072
Net cash provided by operating activities	7,015	121,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiary net of subsidiary cash acquired	-	(1,519,802)
Purchase of equipment	(40,357)	(38,361)
Net cash used in investing activities	(40,357)	(1,558,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party loan	(5,000)	-
Net cash used in financing activities	(5,000)	-

Effect of exchange rate change on cash and cash equivalents	(30,041)	(42,034)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(68,383)	(1,478,776)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,060,184	1,970,062

CASH & CASH EQUIVALENTS, ENDING BALANCE	$991,800	$491,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$5,000	$-
Income taxes paid	$800	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include Gourmet Foods, a manufacturer and distributor of meat pies in New Zealand, Brigadier Security Systems, a provider of security alarm installation and monitoring located in Canada, and Kahnalytics, Inc. a California corporation providing vehicle-based live streaming video and event recording to online subscribers.

NOTE 2.
ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2016 Form 10-K filed on October 21, 2016 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Concierge Technologies, Inc. and its wholly owned subsidiaries, Kahnalytics, Inc., Brigadier Security Systems and Gourmet Foods, Ltd. All significant inter-company transactions and accounts have been eliminated in consolidation.

Other Comprehensive Income (Loss) and Foreign Currency

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The accounts of Gourmet Foods, Ltd. use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation loss classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet was $39,241 as of September 30, 2016.

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

Concentrations of Risk

The Company maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. The Company’s uninsured cash balance in the United States was $66,005 at September 30, 2016. Cash balances in Canada are maintained at a financial institution in Saskatoon, Saskatchewan. Each account is insured up to CD$100,000 by Canada Deposit Insurance Corporation (CDIC). The Company’s uninsured cash balance in Canada was CD$276,147 (approximately US$210,032) at September 30, 2016. Balances at financial institutions within certain foreign countries, including New Zealand where the Company maintains cash balances, are not covered by insurance. As of September 30, 2016, the Company had uninsured deposits related to cash deposits in uninsured accounts maintained within foreign entities of approximately $564,216. The Company has not experienced any losses in such accounts.

Major customers & suppliers

Concierge, through Kahnalytics as a licensed user of a proprietary software application, is dependent on the continued support of this online platform and the adherence to the license contract terms between Kahnalytics and the foreign-based licensor. Kahnalytics is also largely dependent on its single-source sales channel to continue to expand its dealer network of resellers who, in turn, activate subscribers to the Kahnalytics service. No single customer accounts for a significant percentage of sales or accounts receivable. Hardware sold by Kahnalytics is currently supplied by one source, however in the event this source proves to be inadequate there are other alternative sources of equal or comparable devices as needed by Kahnalytics. During the 3-month period ended September 30, 2015 Kahnalytics had just one customer accounting for 100% of its sales. Correspondingly, Kahnalytics had only two suppliers of the hardware it sold with the larger of the suppliers accounting for 92% of the cost of goods sold for 3-month period ended September 30, 2015. Sales of these products were discontinued during the current fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concierge, through Brigadier Security Systems, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. In the event this contract is terminated Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the two largest customers, which includes contracts and recurring monthly residuals from the monitoring company, totaled 51% of the total revenues for the three-month period ended September 30, 2016, and accounted for approximately 35% of accounts receivable as of the balance sheet date of September 30, 2016

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the 3-month period ending andbalance sheet date of September 30, 2016, our largest customer in the grocery industry, who operates through a number independently branded stores, accounted for approximately 20% of our gross sales revenues and 28% of our accounts receivable. The second largest in the grocery industry accounted for approximately 11% of our gross revenues but less than 10% of our accounts receivable. In the gasoline convenience store market we supply two major accounts. The largest is a marketing consortium of gasoline dealers accounting for approximately 41% of our gross sales revenues and 23% of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales but approximately 14% of accounts receivable. The third category of independent retailers accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues.

For the three-month period ending September 30, 2015 and the balance sheet date of September 30, 2015 largest customer in the grocery industry accounted for approximately 14% of revenues and 27% of accounts receivable. For the gasoline convenience store sector, the largest customer is a consortium of independent owners who accounted for approximately 42% of revenues and 17% of accounts receivable (though no single member of the consortium accounted for more than 2% of accounts receivable). Independent retail stores accounted for approximately 11% of revenues however no single store accounted for any significant amount of the accounts receivable. The balance of the revenues and accounts receivable were not dominated by any significant single source for the three-month period ended September 30, 2015. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

Reclassifications

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current year.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.
GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $6,547,778 as of September 30 2016, including a net loss of $116,256 during the 3-month period ended September 30, 2016. The historical losses have adversely affected the liquidity of the Company. Although losses are expected to be curtailed during the current fiscal year due to the increasing revenues of its wholly owned subsidiaries, along with the planned acquisition of other revenue producing subsidiaries, the Company faces continuing significant business risks, which include, but are not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due, continue product research and development efforts at Kahnalytics, and successfully compete for customers within the areas of interest for its Canadian and New Zealand held subsidiaries.
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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended September 30, 2016, towards (i) sourcing additional working capital including $200,000 debt issuance completed subsequent to September 30, 2016, (ii) management of accrued expenses and accounts payable, (iii) acquisition of profit producing subsidiaries, and (iv) other business combinations between entities where we have a common controlling interest such as Wainwright Holdings.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

NOTE 4.
INVENTORY

Inventories consisted of the following :-

	September 30,	June 30,
	2016	2016
Raw materials	$48,817	$50,023
Supplies and packing materials	96,782	77,497
Finished goods	299,977	357,351
	445,575	484,871
Less impairment finished goods	-	(48,330)
Total	$445,575	$436,541

NOTE 5.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2016 and June 30, 2016:
	September 30, 2016	June 30, 2016
Plant and Equipment	$1,346,524	$1,477,411
Furniture & Office Equipment	150.549	119,123
Vehicles	81,516	58,850

Total Property and Equipment, Gross	1,578,589	1,655,384
Accumulated Depreciation	(425,872)	(488,691)
Total Property and Equipment, Net	$1,152,717	$1,166,693

Depreciation expense amounted to $69,533 and $37,329 for the three-month periods ended September 30, 2016 and 2015, respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.
GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. Goodwill comprised of the following amounts:

	September 30, 2016	June 30, 2016
Trained workforce – Gourmet Foods	$51,978	$51,978
Trained workforce - Brigadier	75,795	75,795
Goodwill – Gourmet Foods	45,669	45,669
Goodwill - Brigadier	45,814	45,814
	$219,256	$219,256

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three-month period ended September 30, 2016.

NOTE 7.
INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2016	2016
Brand name	$402,123	$402,123
Domain name	36,913	36,913
Customer relationships	500,252	500,252
Non-compete agreement	84,982	84,982
Recipes	21,601	21,601
Total	1,045,871	1,045,871
Less : Accumulated Amortization	(57,636)	(27,658)
Net Intangibles	$988,235	$1,018,213

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

	September 30, 2016	June 30, 2016
Customer relationships	$500,252	$500,252
Less: accumulated amortization	(22,268)	(9,659)
Total customer relationships, net	$477,984	$490,593

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	June 30,
	2016	2015
Brand name	$402,123	$402,123
Less: accumulated amortization	(18,583)	(8,447)
Total brand name, net	$383,540	$393,696

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

	September 30, 2016	June 30, 2015
Domain Name	$36,913	$36,913
Less: accumulated amortization	(6,054)	(4,193)
Total brand name, net	$30,859	$32,720

RECIPES

On August 11, 2105, the Company acquired Gourmet Foods, Ltd. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years.

	September 30, 2016	June 30, 2016
Recipes	$21,601	$21,601
Less: accumulated amortization	(5,026)	(3,937)
Total Recipes, net	$16,575	$17,664

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $104,122 and is amortized over the remaining useful life of 5 years.

	September 30,	June 30,
	2016	2015
Non-compete agreement	$84,982	$84,982
Less: accumulated amortization	(5,705)	(1,421)
Total non-compete agreement, net	$79,277	$83,561

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AMORTIZATION EXPENSE

The amortization expense for the 3-month period ended September 30, 2016 was $29,979.

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:
Years Ending September 30,	Expense
2017	$118,937
2018	$118,937
2019	$118,937
2020	$117,469
2021	$103,592

NOTE 8.
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2016	June 30, 2016
Accounts payable	$221,825	$288,170
Accrued judgment	135,000	135,000
Accrued interest	33,208	13,918
Taxes payable	202,718	167,683
Accrued payroll and vacation	151,173	127,271
Accrued expenses	257,679	265,502
Total	$1,001,603	$997,644

NOTE 9.
RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2016	June 30, 2016
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	$-	$5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to affiliate of director/shareholder, interest rate of 4%, unsecured and payable on June 30, 2017	300,000	300,000
	$303,500	$308,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 7, 2016 the Company repaid the outstanding note due to a related party totaling $5,000 in principal and $5,000 in accrued interest. A total of $2,075 in accrued interest was forgiven by the noteholder in settlement of the debt.

Interest expense for all related party notes for the three-month period ending September 30, 2016 and 2015 were $3,096 and $197 respectively.

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

Interest expense for all related party convertible debentures, for the three-month periods ended September 30, 2016 and 2015 amounted to $13,106 and was $0 respectively.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.
NOTE PAYABLE

An unsecured loan in the amount of $8,500 due a former director and shareholder who is now deceased has been reclassified as a note due unrelated party. The note is interest free, not deemed assignable to successors by the Company, and held as a contingent liability until resolved.

NOTE 11.
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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 2, 2016 the Company closed a Stock Purchase Agreement transaction which resulted in the acquisition of all the outstanding and issued stock of Brigadier Security Systems, a Canadian corporation located in Saskatoon, Saskatchewan. The total purchase price was CD$2,010,266 (approximately US$1,540,830) in cash, payable in several stages. The consideration of CD$1,000,000 (US$756,859) was paid in cash and CD$733,000 (US$569,935) was deposited in an attorney client trust account in Canadian currency (to be paid to Brigadier, on the 183rd day following the Closing Date if net sales meeting the minimum threshold of $1,500,000 CDN (the "Sales Goal") is achieved; if the Sales Goal is not reached by the 183rd day following the Closing Date, then the payment is to be remitted on the 365th day following the Closing Date). The audit of Brigadier resulted in an upwards adjustment of the purchase price by CD$277,266 (US$214,035) which has been recorded as of September 30, 2016 as Purchase Consideration Payable and was subsequently paid in October 2016. Under the acquisition method of accounting, the total purchase consideration is allocated to Brigadier Security Systems net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The following table summarizes the value of the net assets acquired as of the Acquisition Date:

Assets
Cash	80,391
Accounts Receivable	431,656
Inventory	238,148
Prepaid Expenses & Other Assets	20,001
Property, plant and equipment	20,455
Intangible Assets	875,087
Goodwill	121,609

Total Assets	1,787,348

Liabilities
Accounts Payable	187,925
Income Tax Payable	55,953
Customer Deposits	2,640

Total Liabilities	246,518

Consideration paid for net assets	1,540,830

The unaudited pro forma financial information below represents the combined results of our operations as if the Gourmet Foods Limited and Brigadier Security Systems acquisition had occurred at the beginning of the periods presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	3-month Period Ended	3-month Period Ended
	September 30,	September 30,
	2016	2015
	(Unaudited)	(Unaudited)

Revenue	$2,095,232	$1,891,231
Income (Loss) from operations	$(64,536)	$65,989
Net loss	$(116,256)	$(57,789)
Net loss per share available to common stockholders, basic and diluted	$(0.00)	$(0.00)

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12.
COMMITMENTS AND CONTINGENCIES

Lease Commitment
Gourmet Foods. Ltd. (“GFL”) has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between September 2016 and August 2021, and require monthly rental payments of approximately US$11,459 per month translated to US currency as of September 30, 2016.

Future minimum lease payments for Gourmet Foods are as follows:

Year Ended June 30,	Lease Amount
2017	$103,127
2018	137,503
2019	60,715
2020	18,734
2021	9,388
2022	2,347
Total Minimum Lease Commitment	$331,814

GFL entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$80,126) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$14,568) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of GFL and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Brigadier Security Systems (“BSS”) leases office and storage facilities in Saskatoon, Saskatchewan as well as vehicles used for installations and service and various office equipment. The minimum lease obligations through their expiry dates are indicated as below and require monthly payments of approximately US$11,708.

Future minimum lease payments for Brigadier Security Systems are as follows:

Year Ended June 30,	Lease Amount
2017	$54,604
2018	33,256
2019	30,484
Total Minimum Lease Commitment	$118,344

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Inc., Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of September 30, 2016.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13.
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

The following table presents a summary of identifiable assets as of September 30, 2016 and June 30, 2016:

	As of September 30, 2016	As of June 30, 2016
Identifiable assets:
Corporate headquarters	$1,524,134	$1,521,210
U.S.A.	86,944	87,790
New Zealand	2,024,002	2,199,128
Canada	1,002,866	956,855
Consolidated	$4,637,947	$4,764,983

The following table presents a summary of operating information for the 3-month periods ended September 30, 2016 and 2015: (note: New Zealand revenues are for a period of 2 months for 2015 and Canadian interests had not yet been acquired in 2015)

	3-Months Ended September 30, 2016	3-Months Ended September 30, 2015
Revenues from unaffiliated customers:
U.S.A. : data streaming and hardware	$64,528	$121,200
New Zealand : Food Industry	1,205,639	600,525
Canada	825,065	-
Consolidated	$2,095,232	$721,725

Net income (loss) after taxes:
Corporate headquarters	$(189,443)	$(73,071)
U.S.A. : Mobile video recording devices	(16,832)	(1,670)
New Zealand : Food Industry	(25,107)	2,367
Canada : Security alarm monitoring	115,125	-
Consolidated	$(116,256)	$(73,006)

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a summary of capital expenditures for the 3-months ended September 30:

	2016	2015
Capital expenditures:
Corporate headquarters	$-	$1,519,802
U.S.A	-	-
New Zealand	40,357	38,361
Canada	-	-
Consolidated	$40,357	$1,558,163

NOTE 14.
REVERSE STOCK SPLIT

On November 11, 2015, the Board of Directors (the “Board’) of the Company approved the implementation of a one-for-ten (1:10) reverse stock split of all of the Company’s issued and outstanding common and preferred stock (the “Reverse Stock Split”). The Reverse Stock Split became effective when trading opened on December 15, 2015. The Reverse Stock Split was previously approved by the Company’s shareholders pursuant to a majority written consent and by the Board pursuant to unanimous written consent on February 26, 2015. The approvals provided discretion to the Board to implement the Reverse Stock Split by the end of 2015. The number of the Company’s authorized shares of common stock did not change. All figures have been presented on the basis of reverse split wherever applicable for all the periods presented in these financial statements.

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
There is no guarantee that the Closing of the Contemplated Transaction will occur either as provided for in the Agreement or at all. There is no guarantee that either the Company or Wainwright will fulfill all conditions to Closing and that if not fulfilled, that either party will waive the outstanding condition to Closing. As of November 15, 2016 the Company has not completed the steps necessary to close the proposed transaction.
On October 11, 2016 the Company made the adjusted payment of CD$277,266, recorded as Purchase Consideration Payable of US$214,035 in the accompanying financial Statements.
On November 1, 2016 the Company entered into a promissory note agreement with Wainwright Holdings, Inc. in the amount of $200,000. Wainwright Holdings, Inc. is an affiliate of our CEO, Nicholas Gerber, who is also the CEO of Wainwright Holdings, Inc. The note accrues interest on the unpaid principal at the rate of 4% per annum until maturity at November 1, 2017, or the date of repayment. In the event of a default the interest rate increases to 8% per annum on the unpaid principal amount due past the maturity date. The note is unsecured.

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

Concierge Technologies, Inc. (the “Company”) conducts business primarily through its wholly-owned operating subsidiaries. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

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

On May 26, 2015, a new wholly-owned subsidiary named Kahnalytics, Inc. (“Kahnalytics”), was established in the State of California for the purpose of taking on the segment of the business retained in the spinoff of Janus Cam and to direct resources towards the further development of data processing capabilities intended for risk management used by vehicle insurance companies. As of September 30, 2016, Kahnalytics provides an online platform where subscribers to the Kahnalytics Fleet Management Service (“FMS”) can track their vehicles, view event video clips, see programmable alert functions and use the live-streaming function to operate in-vehicle cameras as a webcam in real time.

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

On June 2, 2016, we acquired all of the issued and outstanding stock in Brigadier Security Systems, a Canadian corporation (“Brigadier”) located in Saskatoon, Saskatchewan. Brigadier sells and installs alarm monitoring and security systems to commercial and residential customers under brand names “Brigadier Security Systems” and “Elite Security” throughout the province of Saskatchewan with offices in Saskatoon and Regina. The all-cash purchase price was $1,540,829.

Kahnalytics

During the three-month period ended September 30, 2015, Kahnalytics purchased cameras, various other hardware items, and installation services for sale to specific insurance companies, and ultimately for installation into insured’s vehicles. The hardware items were either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold. Inventory orders which have been paid for, or partially paid for, in advance of receipt are classified as “Advance to Suppliers.” Generally, hardware is sold to customers who require delivery and installation of the product in their vehicles. The charges for services such as these are included in the bundled, installed, sales price reflected on sales invoices and accounts receivable. Total revenues for the three-month period ended September 30, 2015 were $121,200.

The three-month period ended September 30, 2016 involved a different business model. By obtaining an exclusive software license and partnering with a camera importer/distributor as a channel-to-market, Kahnalytics began the business of hosting a web-based server that subscribers could access to view their camera video files, vehicle location, speed and event triggers in real time. The system was ready to launch by June 2016. To facilitate the sales process and entice customers to the online subscription service, Kahnalytics implemented a hardware subsidy program and offered a wireless data plan that was resold to subscribers of the service, called the Kahnalytics Fleet Management Service or “FMS”. Two types of services were offered, 1) a FMS basic subscription plan where subscribers provided their own wireless connection to the FMS and 2) a FMS data plan where subscribers were provided hardware needed to connect wirelessly to the Internet and also charged a monthly fee for the air time usage. Kahnalytics also charged a subsidized price of $50 per each wireless hardware device used in creating the wireless connection. For the three-month period ended September 30, 2016, the total revenues from hardware sales, including disposal of obsolete camera devices, was $51,075. Kahnalytics purchases data plans from a network reseller and, in turn, resells that plan to its subscribers. For the three-month period ended September 30, 2016, sales of FMS basic subscriptions were $2,158 and FMS data plans were $11,295. There were no FMS related subscription or hardware sales for the three-month period ended September 30, 2015. Hardware sales of wireless connection devices for the three-month period ended September 30, 2016, were $8,950 as compared to $0 for the three-month period ended September 30, 2015. Other income for the three-month period ended September 30, 2016, was $684 and comprised of adjustments to the impairment of inventory taken at June 30, 2016 as compared to $0 for the three-month period ended September 30, 2015. Accounts receivable as of September 30, 2016, were $39,455 as compared to $2,640 as of June 30, 2016. The difference is attributed to the sale of discontinued hardware at a discount to a distributor on a deferred payment plan rather than any significant change in the aging of accounts receivable. Net loss, after payment of minimum income tax of $800, was $16,832 as compared to a net income for the three-month period ended September 30, 2015 of $2,364.

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

An independent evaluation of the assets of GFL was commissioned as was an audit of their last two fiscal years ended March 31st. It was ascertained that GFL had experienced a net loss over the fiscal year ended March 31, 2015 of $9,558. Contributing to the loss were several factors that current management does not expect to reoccur which included an effort to export product to Korea and an ill-suited sales effort involving the addition of field sales representatives and their associated expenses including company provided vehicles. Since the acquisition date of August 11, 2015 GFL has initiated several strategies designed to improve profitability through a more efficient and automated production process and sales growth initiatives that involve an outreach to areas currently underserved by GFL. To assist with the purchase of new machinery and cover interim working capital needs, Concierge Technologies extended an interest-free intercompany loan of NZ$250,000. That loan was subsequently repaid to the Company during the current quarter ending September 30, 2016.

The accompanying financial statements include the operations of GFL for the period August 1, 2015 through September 30, 2015 as compared to the operations for the period July 1, 2016 through September 30, 2016. Due to these differences in the accounting periods, the comparative results will not be a true representation of GFL’s operating trends.

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

Net revenues for the three-month period ending September 30, 2016 were $1,205,639 with cost of goods sold of $817,017 resulting in an operating income of $388,621 for an approximate 32.2% gross margin. General and administrative expenses for the three-month period ending September 30, 2016 were $359,009 with depreciation expense of $68,321, interest income of $1,186, other income of $438 and a gain on currency translation of $11,981 producing a net loss of $25,107 as compared to a net loss of $2,365, after income tax provision of $695, for the 2-month period ending September 30, 2015 where revenues were $600,525. Cost of goods sold for the two-month period ending September 30, 2015 were $440,590 producing a 26.6% gross profit of $159,954. General and administrative expenses for the two-month period ending September 30, 2015 were $124,739 and depreciation was $37,329 which produced an operating loss of $2,134 before interest income of $464 and income tax provision of $695. Overall, profit margins for the comparative periods are up approximately 5.5% prior to income tax provision for 2016 over 2015.

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

The accompanying Condensed Consolidated Statements of Operations include the operations of Brigadier only for the three-month period ending September 30, 2016 because we did not acquire Brigadier until June 2, 2016, and thus there is no comparison data to be supplied for the three-month period ending September 30, 2015.

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

The net sales for the three-month period ending September 30, 2016, were $824,830 with cost of goods sold recorded as $233,837 resulting in a gross profit of $590,993 and gross margin of 71.7%. General and administrative expenses for the three-month period were $425,375 providing net operating income before income tax provision and other income and expense of $165,618, or 20%. The depreciation expense for Brigadier for the three-month period was $1,137, income tax provision at September 30, 2016, was $42,580, interest income was $35, commission income was $236, and loss on disposal of fixed assets was $8,183 resulting in a net profit of $115,125. Accounts receivable at September 30, 2016, were $467,162.

Concierge Technologies and Subsidiaries

The Company overall incurred an operating loss (before provisions for income taxes, other income and expenses, and other comprehensive gains/losses) for the three-month period ended September 30, 2016 of $64,536 as compared to an operating loss of $74,412 for the three-month period ended September 30, 2015. This represents a decrease in operating losses of $9,876 over the current three-month period when compared to the same period of the previous year. Other expenses comprised of $11,981 of currency translation gain (this gain was realized by GFL on the repayment in US currency of the intercompany loan made to GFL in NZ currency), income of $435 in wage subsidy, a downward adjustment to inventory impairment of $684, net loss on disposal of assets of $8,183 and net interest expense of $13,256 during the three-month period ending September 30, 2016 totaled $8,340 as compared to other income recorded for the three-month period ending September 30, 2015 of $1,406. The net loss from continuing operations (before income tax and other comprehensive loss) for the three-month periods ending September 30, 2016 and 2015 were $72,876 and $73,006 respectively. Total net loss for the three months ended September 30, 2016 was $116,256 as compared to the net loss for the three-months ending September 30, 2015 of $73,006, after inclusion of income tax provision of $43,380 and $0 respectively. Comprehensive Loss, after giving consideration to foreign currency translation loss for the three-month periods ended September 30, 2016 and 2015 of $9,738 and $86,204, were $125,995 and $159,210 respectively.

Management attributes much of the net loss incurred during the current three-month period to the depreciation of the fixed assets and intangible assets acquired with its foreign subsidiaries in the amount of $99,437, the adjustments to the valuation of fixed assets after disposals of $100,699 and the transaction costs connected to the acquisition of GFL and Brigadier Security Systems coupled with the associated audit fees incurred post-transaction. Although there are expected to be additional audit costs going forward when compared to historic costs incurred for Concierge US-based subsidiaries, management does not anticipate them to be significant in relation to the increase in revenues provided by the operation of GFL and Brigadier Security Systems.

Liquidity

During the previous 12 months we have invested approximately $3.5 million in cash towards purchasing and assimilating Gourmet Foods and Brigadier Security Systems into the Concierge Technologies group of companies. We have continued to pursue alternative business strategies with Kahnalytics and intend to grow that opportunity by implementation of a new sales channel and recurring revenue stream model in the coming months that is envisioned to produce a sustainable, recurring, revenue stream when finalized. Management forecasts both Gourmet Foods and Brigadier Security Systems to produce a profit during the current fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the current fiscal year. While we intend to maintain and improve our revenue stream from wholly owned subsidiaries Kahnalytics, Brigadier Security Systems and Gourmet Foods, we have also entered into an agreement to acquire Wainwright Holdings, Inc., an affiliate of our CEO Nicholas Gerber, through a stock-for-stock exchange. The particulars of the proposed transaction are more specifically detailed in the Company’s form 8K filed on September 20, 2016 with the United States Securities and Exchange Commission and incorporated herein by reference. We are also looking to expand our business to include other synergistic partners and pursue possible licensing agreements for product distribution on a global scale. Provided our subsidiaries continue to operate as they are presently, and are projected to operate, we have sufficient capital to pay our general and administrative expenses for the coming fiscal year and to adequately pursue our long term business objectives.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.
None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information

On November 11, 2015, the Board of Directors (the “Board’) of the Company approved the implementation of a one-for-ten (1:10) reverse stock split of all of the Company’s issued and outstanding common and preferred stock (the “Reverse Stock Split”). The Reverse Stock Split became effective when trading opened on December 15, 2015. The number of issued and outstanding shares as of September 30, 2015 have been adjusted such that the effects of the Reverse Stock Split had already taken place.

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

Dated: November 18, 2016

CONCIERGE TECHNOLOGIES, INC.

By:	/s/ Nicholas Gerber
Nicholas Gerber, Chief Executive Officer