Form 10-Q
period 2016-12-31
CONCIERGE TECHNOLOGIES INC
filed 2017-02-21
CIK 1005101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

CONCIERGE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

29115 Valley Center Rd. K-206
Valley Center, CA 92082
866-800-2978
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes     ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

As of February 10, 2017, there were 886,753,847 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 13,108,474 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements

Index to Financial Statements
Documents	Page
Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016 (Unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2016 and 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

Organization and Business Overview

On May 26, 2015, a new wholly-owned subsidiary of Concierge Technologies, Inc. (the “Company” or “Concierge”) named Kahnalytics, Inc. (“Kahnalytics”), was established in the State of California for the purpose of taking on the segment of the business retained in the spinoff of Janus Cam and to direct resources towards the further development of data processing capabilities intended for risk management used by vehicle insurance companies. As of September 30, 2016, Kahnalytics ended its sale of camera hardware to insurance companies and began providing an online platform where subscribers to the Kahnalytics Fleet Management Service (“FMS”) can track their vehicles, view event video clips, see programmable alert functions and use the live-streaming function to operate in-vehicle cameras in real time.

On August 11, 2015, Concierge acquired all of the issued and outstanding stock in Gourmet Foods, Ltd., a New Zealand corporation (“Gourmet Foods”) located in Tauranga, a commercial-scale manufacturer of New Zealand meat pies under the brand names “Ponsonby Pies” and “Pat’s Pantry”. Gourmet Foods distributes its products through major grocery store chains, convenience stores, small restaurants and gasoline station markets. The purchase price of $1,753,428 was paid in cash.

On June 2, 2016, Concierge acquired all of the issued and outstanding stock in Brigadier Security Systems, a Canadian corporation (“Brigadier”) located in Saskatoon, Saskatchewan. Brigadier sells and installs alarm monitoring and security systems to commercial and residential customers under brand names “Brigadier Security Systems” and “Elite Security” throughout the province of Saskatchewan with offices in Saskatoon and Regina. The purchase price of $1,540,829 was paid in cash.

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright Holdings (“Wainwright”), a Delaware corporation, controlled as a group by our CEO and majority shareholder Nicholas Gerber together with affiliated shareholder Scott Schoenberger. Wainwright operates 13 investment funds in the commodities market with a total of approximately $4.5 billion under management. Wainwright earns revenues from contractual agreements providing for commissions and other expenses charged against the funds. The purchase price was paid in a stock-for-stock exchange whereby the sellers of Wainwright shares received in the aggregate a total of 818,799,976 shares of our common stock and 9,354,119 shares of our Series B Voting, Convertible, Preferred stock.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	June 30, 2016
ASSETS		As Adjusted
CURRENT ASSETS:
Cash & cash equivalents	$7,080,786	$5,454,107
Accounts receivable, net	749,423	839,220
Accounts receivable, related parties	2,202,684	2,124,105
Inventory, net	496,037	436,541
Investments	837,546	993
Other current assets	1,263,521	755,509
Total current assets	12,629,997	9,610,477

Restricted cash	13,847	-
Property and equipment, net	1,036,045	1,166,693
Goodwill	219,256	219,256
Intangible assets - net	958,256	1,018,213
Long term assets	1,723,342	1,526,154
Total assets	$16,580,743	$13,540,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,941,669	$2,396,017
Accounts payable, related parties	939,385	448,930
Purchase consideration payable	-	214,035
Notes payable - related parties	3,500	8,500
Notes payable	8,500	8,500
Convertible Promissory Notes Payable - related parties, net	600,000	600,000
Total liabilities	4,493,054	3,675,982

Commitments & Contingencies

Convertible, Preferred stock, 50,000,000 authorized par $0.001
Series B: 13,108,474 issued and outstanding at December 31, 2016 and June 30, 2016	13,108	13,108
	13,108	13,108

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 900,000,000 shares authorized; 886,753,846 shares issued and outstanding at December 31, 2016 and at June 30, 2016	886,754	886,754
Additional paid-in capital	9,058,605	9,058,605
Accumulated other comprehensive income (loss)	(99,702)	(29,503)
Retained Earnings (Accumulated Deficit)	2,228,923	(64,154)
Total Stockholders' equity	12,074,580	9,851,702
Total liabilities and Stockholders' equity	$16,580,743	$13,540,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three-Month Periods Ending		For the Six-Month Periods Ending
	December 31,		December 31,
	2016	2015	2016	2015
		As Adjusted		As Adjusted

Net revenue
Fund management - Related Party	$6,472,531	$5,645,696	$12,840,475	$10,941,614
Food products	1,203,521	996,563	2,394,081	1,610,923
Security alarm monitering	828,114	-	1,641,660	-
Other	25,039	(3,500)	89,566	117,700
Net revenue	8,529,205	6,638,759	16,965,782	12,670,237

Cost of revenue	1,077,615	680,083	2,190,634	1,248,184

Gross profit	7,451,590	5,958,676	14,775,148	11,422,053

Operating expense
General & administrative expense	1,447,595	1,103,195	2,731,254	3,788,994
Fund operations	1,335,265	1,029,646	2,769,467	1,029,646
Marketing	1,051,152	729,691	1,831,683	1,345,440
Depreciation	101,188	58,487	199,830	96,676
Salaries and compensation	1,909,832	1,330,358	3,260,053	1,517,535
Total Operating Expenses	5,845,031	4,251,378	10,792,286	7,778,291

Income from operations	1,606,559	1,707,299	3,982,862	3,643,762

Other income (expense)
Other income	2,636	4,512	6,816	4,393
Interest Income	-	1,604	-	3,297
Interest expense	(5,711)	-	(5,689)	-
Total other expense	(3,075)	6,116	1,127	7,689

Income before income taxes	1,603,484	1,713,414	3,983,989	3,651,452

Provision of income taxes	(587,038)	(764,340)	(1,657,049)	(1,365,358)

Net Income	$1,016,446	$949,074	$2,326,940	$2,286,094

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	4,714	69,847	(92,581)	(16,357)
Comprehensive Income	$1,021,161	$1,018,921	$2,234,359	$2,269,737

Weighted average shares of common stock
Basic	886,753,846	886,753,846	886,753,846	886,753,846
Diluted	1,153,666,000	1,148,923,323	1,153,666,000	1,148,923,323

Net income per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six-Month Periods Ended December 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:		As Adjusted
Net Income	$2,326,940	$2,286,094
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	199,830	96,676
Loss on disposal of equipment	6,220	-
(Increase) decrease in current assets:
Accounts receivable	62,600	189,464
Accounts receivable - related party	(78,579)	(194,989)
Deferred taxes	(197,188)	362,883
Prepaid income taxes	(437,499)	263,368
Inventory	(74,549)	74,140
Other assets	(86,423)	(14,115)
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	601,393	435,981
Expense waivers payable - related party	490,455	360,973
Net cash provided by operating activities	2,813,200	3,860,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiary net of subsidiary cash acquired	(214,035)	(1,519,802)
Purchase of equipment	(47,346)	(110,585)
Purchase of investments	(842,994)	(493,047)
Net cash used in investing activities	(1,104,374)	(2,123,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party loan	(5,000)	-
Purchase of treasury stock	-	(2,200,557)
Net cash used in financing activities	(5,000)	(2,200,557)

Effect of exchange rate change on cash and cash equivalents	(77,147)	(27,677)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,626,679	(491,193)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,454,107	3,353,274

CASH & CASH EQUIVALENTS, ENDING BALANCE	$7,080,786	$2,862,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$5,000	$-
Income taxes paid	$2,200,800	$2,110,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include Wainwright Holdings, Inc. a Delaware corporation (“Wainwright”). Wainwright is a holding company that currently holds both United States Commodity Funds LLC (“USCF”) and USCF Advisers LLC (“Advisers”), an investment adviser registered under the Investment Advisers Act of 1940, as amended; Gourmet Foods, Ltd. (“Gourmet Foods”), a manufacturer and distributor of meat pies in New Zealand; Brigadier Security Systems (2000) Ltd. (“Brigadier”), a provider of security alarm installation and monitoring located in Canada; and Kahnalytics, Inc. a California corporation(“Kahnalytics”), providing vehicle-based live streaming video and event recording to online subscribers.

NOTE 2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a condensed consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2016 Form 10-K filed on October 21, 2016 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements, which are referred herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier and Kahnalytics.

Wainwright was acquired during the current quarter (Refer to Note 11). Due to the commonality of ownership and control between the two companies, the transaction has been accounted for as a transaction between entities under common control. As a result, the assets and liabilities of Wainwright have been considered at their carrying amounts.

The accompanying Financial Statements as of December 31, 2016 and June 30, 2016 and for the three and six month periods ending December 31, 2016 and 2015 include the assets, liabilities and the results of operations of Wainwright at carrying amounts as though the transaction and exchange of equity interests has occurred at the beginning of the comparative period.

All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the Financial Statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Comprehensive Income (Loss) and Foreign Currency

Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss). We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. For the periods ended December 31, 2016 and June 30, 2016, other comprehensive loss consisted of unrealized losses on investments and accumulated translation losses as noted above. Accumulated translation loss, classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet, was $99,702 as of December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Concierge’s corporate office maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. The corporation’s uninsured cash balance in the United States was $0 at December 31, 2016. The Company’s subsidiary, Wainwright, also maintains cash balances at various high credit quality institutions and from time to time those deposits exceed the FDIC coverage amount of $250,000. As of December 31, 2016 the uninsured amount totaled $5,673,920, though no losses have been realized and none are expected. Cash balances in Canada are maintained at a financial institution in Saskatoon, Saskatchewan by the Company’s subsidiary. Each account is insured up to CD$100,000 by Canada Deposit Insurance Corporation (CDIC). The Company’s subsidiary had an uninsured cash balance in Canada of CD$438,067 (approximately US$325,988) at December 31, 2016. Balances at financial institutions within certain foreign countries, including New Zealand where the Company’s subsidiary maintains cash balances, are not covered by insurance. As of December 31, 2016, the Company’s subsidiary had uninsured deposits related to cash deposits in uninsured accounts maintained within foreign entities of approximately $335,010. The Company has not experienced any losses in such accounts.

Accounts Receivable, Related Parties

Accounts receivable primarily consists of fund management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of December 31, 2016 and June 30, 2016, the Company considered all remaining accounts receivable to be fully collectible.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Kahnalytics as a licensed user of a proprietary software application, is dependent on the continued support of this online platform and the adherence to the license contract terms between Kahnalytics and the foreign-based licensor. Kahnalytics is also largely dependent on its sales channel to continue to expand its dealer network of resellers who, in turn, activate subscribers to the Kahnalytics service. No single customer accounts for a significant percentage of sales or accounts receivable. Hardware sold by Kahnalytics is currently supplied by one source, however in the event this source proves to be inadequate there are other alternative sources of equal or comparable devices as needed by Kahnalytics. During the six-month period ended December 31, 2015 Kahnalytics had just one customer accounting for 100% of its sales. Correspondingly, Kahnalytics had only two suppliers of the hardware it sold with the larger of the suppliers accounting for 92% of the cost of goods sold for the six-month period ended December 31, 2015. Sales of these products were discontinued during the current fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. In the event this contract is terminated Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the two largest customers, which includes contracts and recurring monthly residuals from the monitoring company, totaled 53% of the total revenues for the six months ended December 31, 2016, and accounted for approximately 26% of accounts receivable as of the balance sheet date of December 31, 2016.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the six-month period ending and balance sheet date of December 31, 2016, our largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 18% of our gross sales revenues and 29% of our accounts receivable. The second largest in the grocery industry accounted for approximately 11% of our gross revenues but less than 10% of our accounts receivable. In the gasoline convenience store market we supply two major accounts. The largest is a marketing consortium of gasoline dealers accounting for approximately 42% of our gross sales revenues and 26% of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales but approximately 15% of accounts receivable. The third category of independent retailers accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues.

For the six months ended December 31, 2015 and the balance sheet date of December 31, 2015 our largest customer in the grocery industry accounted for approximately 13% of revenues and 26% of accounts receivable. For the gasoline convenience store sector, the largest customer is a consortium of independent owners who accounted for approximately 45% of revenues and 20% of accounts receivable (though no single member of the consortium accounted for more than 3% of accounts receivable). Independent retail stores accounted for approximately 12% of revenues however no single store accounted for any significant amount of the accounts receivable. The balance of the revenues and accounts receivable were not dominated by any significant single source for the six months ended December 31, 2015. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated accounts receivable as of December 31, 2106 and June 30, 2016 as depicted below.

	December 31, 2016
Fund	Accounts Receivable
USO	$1,256,213	57%
USCI	445,163	20%
UNG	303,354	14%
All Others	197,954	9%
Total	$2,202,684	100%

	June 30, 2016
Fund	Accounts Receivable
USO	$1,245,396	59%
USCI	400,258	19%
UNG	280,431	13%
All Others	198,020	9%
Total	$2,124,105	100%

Reclassifications

For comparative purposes, prior year’s Financial Statements have been reclassified to conform to report classifications of the current year.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annualreporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company does not anticipate that the adoption of the ASU will have a material impact on its financial statements.

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

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 including interim periods within those fiscal years. Earlier adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after the adoption date.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.
INVENTORY

Inventories consisted of the following:

	December 31, 2016	June 30, 2016
		As Adjusted
Raw materials	$46,711	$50,023
Supplies and packing materials	119,734	77,497
Finished goods	332,366	357,351
	498,811	484,871
Less impairment finished goods	(2,774)	(48,330)
Total	$496,037	$436,541

NOTE 4.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
		As Adjusted
Plant and Equipment	$1,236,138	$1,477,411
Furniture & Office Equipment	146,076	119,123
Vehicles	82,491	58,850

Total Property and Equipment, Gross	1,464,705	1,655,384
Accumulated Depreciation	(428,660)	(488,691)
Total Property and Equipment, Net	$1,036,045	$1,166,693

Depreciation expense amounted to $139,873 and $96,676 for the six months ended December 31, 2016 and 2015, respectively.

NOTE 5.
GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. Goodwill comprised of the following amounts:

	December 31, 2016	June 30, 2016
		As Adjusted
Trained workforce – Gourmet Foods	$51,978	$51,978
Trained workforce - Brigadier	75,795	75,795
Goodwill – Gourmet Foods	45,669	45,669
Goodwill - Brigadier	45,814	45,814
	$219,256	$219,256

 The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months ended December 31, 2016.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.
INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2016	June 30, 2016
		As Adjusted
Brand name	$402,123	$402,123
Domain name	36,913	36,913
Customer relationships	500,252	500,252
Non-compete agreement	84,982	84,982
Recipes	21,601	21,601
Total	1,045,871	1,045,871
Less : Accumulated Amortization	(87,615)	(27,658)
Net Intangibles	$958,256	$1,018,213

CUSTOMER RELATIONSHIP

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired customer relationships was estimated to be $434,098 and is amortized over the remaining useful life of 10 years.

	December 31, 2016	June 30, 2016
		As Adjusted
Customer relationships	$500,252	$500,252
Less: accumulated amortization	(34,877)	(9,659)
Total customer relationships, net	$465,375	$490,593

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years.

	December 31, 2016	June 30, 2016
		As Adjustsed
Brand name	$402,123	$402,123
Less: accumulated amortization	(28,719)	(8,447)
Total brand name, net	$373,404	$393,696

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	December 31, 2016	June 30, 2016
		As Adjusted
Domain Name	$36,913	$36,913
Less: accumulated amortization	(7,915)	(4,193)
Total brand name, net	$28,998	$32,720

RECIPES

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years.

	December 31, 2016	June 30, 2016
		As Adjusted
Recipes	$21,601	$21,601
Less: accumulated amortization	(6,115)	(3,937)
Total Recipes, net	$15,486	$17,664

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $104,122 and is amortized over the remaining useful life of 5 years.

	December 31, 2016	June 30, 2016
		As Adjusted
Non-compete agreement	$84,982	$84,982
Less: accumulated amortization	(9,989)	(1,421)
Total non-compete agreement, net	$94,993	$83,561

AMORTIZATION EXPENSE

The total amortization expense for the six months ended December 31, 2016 was $59,957. No amortization was taken for the comparison period ending December 31, 2015.

Estimated amortization expenses of intangible assets for the next five twelve month periods ending December 31, are as follows:
Years Ending December 31,	Expense
2017	$118,937
2018	$118,937
2019	$118,937
2020	$115,291
2021	$98,536

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.
OTHER ASSETS

Other Current Assets

Other current assets totaling $1,263,521 as of December 31, 2016 and $755,509 as of June 30, 2016 are comprised of various components as listed below.

	As of December 31,	As of June 31,
	2016	2016
		As Adjusted
Deferred tax asset	$12,727	$19,501
PrePaid expenses	319,868	242,582
PrePaid income tax	930,926	493,427
Notes receivable	150,000	150,000
Total	$1,263,521	$755,509

Investments

Investments are comprised mainly of investments in ETF funds. Wainwright, from time to time, provides initial investments in the creation of ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are included in the condensed consolidated statements of operations and comprehensive income (loss). Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the Equity Method of Investment. As of December 31, 2016 and June 30, 2016, investments are approximately $0.8 million and $1 thousand, respectively.

Restricted Cash

At December 31, 2016 Gourmet Foods had on deposit NZ$20,000 (approximately US$13,847) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place. There was no bond posted by Gourmet Foods at June 30, 2016, thus the restricted cash amount was zero.

Long Term Assets

Long term assets totaling $1,723,342 and $1,526,154,at December 31, 2016 and June 30, 2016, respectively, were attributed to Wainwright and consisted of
(i)
a $500,980 as of December 31, 2016 and June 30, 2016 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)
$1,213,804 as of December 31, 2016 and $1,016,616 as of June 30, 2016 in net deferred tax assets and
(iii)
$8,558 as of December 31, 2016 and June 30, 2016 in other assets.

NOTE 8.
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses, included related party payables, consisted of the following:

	December 31, 2016	June 30, 2016
		As Adjusted
Accounts payable	$1,140,125	$1,044,026
Accrued judgment	135,000	135,000
Accrued interest	20,369	5,238
Taxes payable	627,920	769,224
Expense waiver – Funds (related party)	939,385	448,930
Deferred rent	16,943	19,202
Accrued payroll and vacation	580,054	127,271
Accrued expenses	421,258	295,955
Total	$3,881,054	$2,844,847

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.
RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31, 2016	June 30, 2016
		As Adjusted
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	$-	$5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
	$3,500	$8,500

On July 7, 2016 the Company repaid the outstanding note due to a related party totaling $5,000 in principal and $5,000 in accrued interest. A total of $2,075 in accrued interest was forgiven by the noteholder in settlement of the debt.

Interest expense for all related party notes for the three-month period ending December 31, 2016 and 2015 were $71 and $197 respectively and for the respective six months ended December 31, 2016 and 2015 the interest expense was $141 and $393.

Convertible Promissory Note Payable – Related Parties

On April 8, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Gerber Irrevocable Family Trust, an affiliate of our shareholder and CEO, that resulted in the funding of $350,000. The Promissory Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of .01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. The Promissory Note may be prepaid at any time in whole or in part by the Company and is convertible into restricted common stock of the Company at the election of Promissory Note holder on the date which is 180 days following issuance of the Promissory Note at a conversion price of $0.13 per share. The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events. The Promissory Note matures five (5) years from issuance and is unsecured. Proceeds from the Promissory Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge Technologies that meet the criteria as determined by the Board of Directors. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 25, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Schoenberger Family Trust, an affiliate of our shareholder and director, that resulted in the funding of $250,000. The Promissory Note bears interest at four percent (4%) per annum and increases to eight percent (8%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of .01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. The Promissory Note may be prepaid at any time in whole or in part by the Company and is convertible into restricted common stock of the Company at the election of Promissory Note holder on the date which is 180 days following issuance of the Promissory Note at a conversion price of $0.13 per share. The conversion price is subject to adjustment for mergers, consolidations, share exchanges, recapitalizations or similar events. The Promissory Note matures five (5) years from issuance and is unsecured. Proceeds from the Promissory Note are intended to be used for transactions involving acquisitions of unrelated companies by Concierge that meet the criteria as determined by the Board of Directors. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

Interest expense for all related party convertible debentures, for the three months ended December 31, 2016 and 2015 amounted to $2,521 and was $0 respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaled $12,840,475 and $10,941,614 for the six months ended December 31, 2016 and 2015, respectively, were earned from these related parties. Accounts receivable, totaling $2,202,684 and $2,124,105 as of December 31, 2016 and June 30, 2016, respectively, were owed from these related parties. Fund expense waivers, totaling $490,455 and $363,768 for the six months ended December 31, 2016 and 2015, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $939,385 and $448,930 as of December 31, 2016 and June 30, 2016, respectively, were owed to these related parties.

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

NOTE 11.
BUSINESS COMBINATIONS

On May 28, 2015, the Company entered into an agreement to acquire the assets of Gourmet Foods, Ltd., a New Zealand corporation, subject to satisfactory completion of due diligence and other customary criteria for a transaction of this kind. Gourmet Foods is a baker of New Zealand meat pies and other confections distributed to major grocery stores, convenience stores, restaurants and other retailers throughout New Zealand. The Company placed a cash deposit with Gourmet Foods in accordance with the provisions of the asset purchase agreement, however the parties later elected to change the nature of the transaction to a stock purchase agreement. The Stock Purchase Agreement (the “SPA”) was entered into on July 28, 2015 and was set to close on July 31, 2015 subject to final adjustments to accounts receivable, accounts payable, inventory, employee entitlements and other current assets and liabilities. The Company paid a purchase consideration of NZ$2,597,535 (approximately US$1,753,428) in cash. An independent evaluation was conducted in order to obtain a fair market value of the fixed assets and intangible assets acquired. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
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

On June 2, 2016 the Company closed a Stock Purchase Agreement transaction which resulted in the acquisition of all the outstanding and issued stock of Brigadier Security Systems, a Canadian corporation located in Saskatoon, Saskatchewan. The total purchase price was CD$2,010,266 (approximately US$1,540,830) in cash, payable in several stages. The consideration of CD$1,000,000 (US$756,859) was paid in cash and CD$733,000 (US$569,935) was deposited in an attorney client trust account in Canadian currency (to be paid to Brigadier, on the 183rd day following the Closing Date if net sales meeting the minimum threshold of $1,500,000 CDN (the "Sales Goal") is achieved. The Sales Goal was achieved and the payment was released on November 23, 2016. The audit of Brigadier resulted in an upwards adjustment of the purchase price by CD$277,266 (US$214,035) which has been recorded as of September 30, 2016 as Purchase Consideration Payable and was subsequently paid in October 2016. Under the acquisition method of accounting, the total purchase consideration is allocated to Brigadier net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The following table summarizes the value of the net assets acquired as of the Acquisition Date:
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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 9, 2016 the Company closed a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company and Wainwright and each of the shareholders of Wainwright common stock (the “Wainwright Sellers”), pursuant to which the Wainwright Sellers agreed to sell, and the Company agreed to purchase 1,741 shares of Wainwright common stock, par value $0.01 per share, (the “Wainwright Common Stock”), which represents all of the issued and outstanding Wainwright Common Stock, in exchange for: (i) 818,799,976 shares of Company Common Stock, and (ii) 9,354,119 shares of Company Preferred Stock (which preferred shares are convertible into 187,082,377 shares of Company Common Stock). Wainwright and the Company have a commonality of ownership and control as represented by the shareholdings, either directly or beneficially, of Nicholas Gerber and Scott Schoenberger as a group pursuant to the aforementioned Purchase Agreement and a voting agreement which gives them control of over 50% of Wainwright and over 50% of Concierge both before and after the business combination. Accordingly, the acquisition has been recorded as a transaction between entities under Common Control in the accompanying financial statements . Further, the accompanying financial statements have been adjusted to include the carrying value of assets, liabilities, equity and operations of Wainwright as if the transaction had concluded on July 1, 2015.
The unaudited pro forma financial information below represents the combined results of our operations together with those of Wainwright and as if the Gourmet Foods Limited and Brigadier acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisitions had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	3-mo ended December 31, 2015	6-mo ended December 31, 2015
Revenue	$7,538,894	$14,624,581
Income from Operations	1,780,144	3,847,213
Net Income	$1,009,341	$2,438,998
Net Income per share available to common stockholders, basic and diluted	$0.00	$0.00

NOTE 12.
COMMITMENTS AND CONTINGENCIES

Lease Commitments
Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between August 2018 and August 2021, and require monthly rental payments of approximately US$10,891 translated to U.S. currency as of December 31, 2016.

Future minimum lease payments for Gourmet Foods are as follows:
Year Ended June 30,	Lease Amount
2017	$65,345
2018	130,690
2019	57,707
2020	17,806
2021	1,487
Total Minimum Lease Commitment	$273,035

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$76,156) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,847) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Brigadier leases office and storage facilities in Saskatoon, Saskatchewan as well as vehicles used for installations and service and various office equipment. The minimum lease obligations through their expiry dates are indicated as below and require monthly payments of approximately US$11,455 translated to U.S. currency as of December 31, 2016.

Future minimum lease payments for Brigadier are as follows:

Year Ended June 30,	Lease Amount
2017	$23,524
2018	32,537
2019	29,826
Total Minimum Lease Commitment	$85,887

Wainwright leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $63,994 and $64,648 for the six months ended December 31, 2016 and 2015, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

Year ended June 30,	Lease Amount
2017	$66,002
2018	134,645
2019	45,322
Total minimum lease commitment	$245,969

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of December 31, 2016.

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. Annual matching contributions paid totaled approximately $70,000 for each of the six months ended December 31, 2016 and 2015, respectively.

NOTE 13.
INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating losses and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such asset will not be realized. The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

As of December 31, 2016, the Company's total unrecognized tax benefits were approximately $29,000, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the quarter ended December 31, 2016.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $1.7 million and $1.4 million from its continuing operations for the six months ended December 31, 2016 and December 31, 2015, respectively. The Company recorded a tax provision of $0.6 million and $0.8 million from its continuing operations for the three months ended December 31, 2016 and December 31, 2015, respectively. The effective tax rate for the six months ended December 31, 2016 and three months ended September 30, 2016 differed from the statutory rate primarily due to the mix of non-deductible meals and entertainment expenses, imputed interest income and decrease in valuation allowance. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2012 through 2016 will remain open for examination by the federal and state authorities for three and four years, respectively. As of December 31, 2016, there were no active taxing authority examinations.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14.
SEGMENT REPORTING

With the acquisition of Wainwright Holdings, Gourmet Foods, Ltd. and Brigadier, the Company has identified four segments for its products and services; U.S. investment fund management, U.S. data streaming and hardware, New Zealand and Canada. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the gathering of live-streaming video recording data displayed online to subscribers through our wholly owned subsidiary Kahnalytics, Inc. and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through our wholly owned subsidiary Gourmet Foods, Ltd. and in Canada we provide security alarm system installation and monitoring to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of December 31, 2016 and June 30, 2016:

	As of December 31, 2016	As of June 30, 2016
		As Adjusted
Identifiable assets:
Corporate headquarters	$1,299,226	$1,521,210
U.S.A. : fund management	12,167,931	8,575,810
U.S.A. : data streaming	82,032	87,790
New Zealand	1,916,937	2,199,128
Canada	1,114,617	956,855
Consolidated	$16,580,743	$13,540,793

The following table presents a summary of operating information for the three months ended December 31, 2016 and 2015: (note: Canadian interests had not yet been acquired in 2015)

	3-Months Ended December 31, 2016	3-Months Ended December 31, 2015
Revenues from unaffiliated customers:		As Adjusted
U.S.A. : data streaming and hardware	$25,039	$(3,500)
U.S.A. : investment fund management	6,472,531	5,645,696
New Zealand : Food Industry	1,203,521	996,563
Canada : Security alarm monitoring	828,114	-
Consolidated	$8,529,205	$6,638,759

Net income (loss) after taxes:
Corporate headquarters	$(158,990)	$(43,459)
U.S.A. : data streaming and hardware	(16,035)	(4,181)
U.S.A. : investment fund management	1,068,716	966,764
New Zealand : Food Industry	17,154	29,950
Canada : Security alarm monitoring	105,603	-
Consolidated	$1,016,446	$949,074

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a summary of operating information for the six months ended December 31, 2016 and 2015: (note: New Zealand interest were present for only 5 months in 2015 and Canadian interests had not yet been acquired in 2015)

	6-Months Ended December 31, 2016	6-Months Ended December 31, 2015
Revenues from unaffiliated customers:		As Adjusted
U.S.A. : data streaming and hardware	$89,566	$117,700
U.S.A. : investment fund management	12,840,475	10,941,614
New Zealand : Food Industry	2,394,081	1,610,923
Canada : Security alarm monitoring	1,641,660	-
Consolidated	$16,965,782	$12,670,237

Net income (loss) after taxes:
Corporate headquarters	$(337,906)	$(117,161)
U.S.A. : data streaming and hardware	(32,867)	(1,817)
U.S.A. : investment fund management	2,486,232	2,376,828
New Zealand : Food Industry	(7,640)	28,244
Canada : Security alarm monitoring	219,121	-
Consolidated	$2,326,940	$2,286,094

The following table presents a summary of capital expenditures for the six months ended December 31:

Capital expenditures:	2016	2015
Corporate headquarters	$-	$863
New Zealand	43,049	109,722
Canada	4,297	-
Consolidated	$47,346	$110,585

NOTE 15.
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this quarterly report on Form 10-Q. See "Financial Statements."

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause Concierge Technologies, Inc.’s (“Concierge” or the “Company”) actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe Concierge’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and Concierge cannot assure investors that the projections included in these forward-looking statements will come to pass. Concierge’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Concierge has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and Concierge assumes no obligation to update any such forward-looking statements. Although Concierge undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that Concierge may make directly to them or through reports that Concierge in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Introduction

Concierge Technologies, Inc. (“Concierge”) or the (“Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada, respectively. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●
Kahnalytics, Inc. (“Kahnalytics”), a U.S. based company, captures and presents data from vehicle-mounted camera devices equipped for live-streaming.
●
Gourmet Foods, Ltd. (“GFL”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●
Brigadier Security Systems (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●
Wainwright Holdings Inc. (“Wainwright”), a U.S. based company, manages investment funds primarily in the commodities and futures financial markets.

Results of Operations

Kahnalytics

The six months ended December 31, 2016 involved a different business model than that of the corresponding period in 2015. By obtaining an exclusive software license and partnering with a camera importer/distributor as a channel-to-market, Kahnalytics began the business of hosting a web-based server that subscribers could access to view their camera video files, vehicle location, speed and event triggers in real time. To facilitate the sales process and entice customers to the online subscription service, Kahnalytics implemented a hardware subsidy program and offered a wireless data plan that was resold to subscribers of the service, called the Kahnalytics Fleet Management Service or “FMS”. Two types of services were offered, 1) a FMS basic subscription plan where subscribers provided their own wireless connection to the FMS and 2) a FMS data plan where subscribers were provided hardware needed to connect wirelessly to the Internet and also charged a monthly fee for the air time usage. Kahnalytics also charged a subsidized price of $50 per each wireless hardware device used in creating the wireless connection. Kahnalytics purchases data plans from a network reseller and, in turn, resells that plan to its subscribers.

During the six months ended December 31, 2015, Kahnalytics purchased cameras, various other hardware items, and installation services for sale to specific insurance companies, and ultimately for installation into insured’s vehicles. The hardware items were either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold. Inventory orders which had been paid for, or partially paid for, in advance of receipt are classified as “Advance to Suppliers.” Generally, hardware is sold to customers who require delivery and installation of the product in their vehicles. The charges for services such as these are included in the bundled, installed, sales price reflected on sales invoices and accounts receivable.

Due to these differences in the business model of Kahnalytics, the comparative results below will not be a true representation of Kahnalytics operating trends.

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

For the three months ended December 31, 2016 sales of FMS basic subscriptions were $2,667 and FMS data plans were $20,685. There were no FMS related subscription sales for the three months ended December 31, 2015. Hardware sales of wireless connection devices for the three months ended December 31, 2016 were $1,688 as compared to $0 for the three months ended December 31, 2015. Other income for the three months ended December 31, 2016 was $7 for reimbursed shipping charges as compared to $81 for the three months ended December 31, 2015 as an adjustment to sales tax liability.

Net loss for the three months ended December 31, 2016 after income tax of $800 and a downward revaluation to inventory as a result of selling subsidies of $2,774 was $16,036 as compared to a net loss for the three months ended December 31, 2015 of $4,181 after income tax provision of $800.

No sales were recorded for the three-month period ended December 31, 2015, apart from a refund of $3,500. Total revenues (including other income) for the three month periods ended December 31, 2016 and 2015 were $25,046 and ($3,419) respectively.

For the Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

For the six months ended December 31, 2016 sales of FMS basic subscriptions were $4,825 and FMS data plans were $31,980. There were no FMS related subscription sales for the six months ended December 31, 2015. Hardware sales of wireless connection devices for the six months ended December 31, 2016 were $10,637 as compared to $0 for the three months ended December 31, 2015. Other income for the six months ended December 31, 2016 was $7 for reimbursed shipping charges as compared to $81 for the three months ended December 31, 2015 as an adjustment to sales tax liability. Obsolete camera inventory was also liquidated during the six months ended December 31, 2016 for a total of $42,124. Total revenues (including other income) for the six month periods ended December 31, 2016 and 2015 were $89,573 and $117,781 respectively.

Net loss for the six months ended December 31, 2016 after income tax of $800 and a downward revaluation to inventory as a result of selling subsidies of $2,774 was $32,867, as compared to a net loss for the six months ended December 31, 2015 of $1,817 after income tax provision of $800.

Accounts receivable as of December 31, 2016 were $43,805 as compared to $2,640 as of June 30, 2016. The difference is attributed to the sale of discontinued hardware at a discount to a distributor on a deferred payment plan rather than any significant change in the aging of accounts receivable.

Gourmet Foods, Ltd.

Gourmet Foods Limited (“GFL”), was organized in its current form in 2005 (previously known as Pats Pantry Ltd). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. Concierge purchased all of the issued and outstanding shares of Gourmet Foods as of August 1, 2015 even though the transaction did not officially close until August 11, 2015.

The accompanying financial statements include the operations of Gourmet Foods for the period August 1, 2015 through December 31, 2015 as compared to the operations for the period July 1, 2016 through December 31, 2016. Due to these differences in the accounting periods, the comparative results below will not be a true representation of GFL’s operating trends.

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Gourmet Foods, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Expense found on the Condensed Consolidated Balance Sheets.

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Net revenues for the three months ended December 31, 2016 were $1,203,521 with cost of goods sold of $839,571, resulting in a gross profit of $363,950 for an approximate 30% gross margin as compared to net revenues for the three months ended December 31, 2015 of $996,564 with a cost of goods sold for the three months ended December 31, 2015 of $683,345 producing a 31% gross profit of $313,219.

General and administrative expenses for the three months ended December 31, 2016 were $117,272 plus depreciation expense of $69,872, marketing expense $96,847, wages $56,840 and interest income of $378 producing a pre-tax net income of $23,498 as compared to a pre-tax net income of $41,598 for the three months ended December 31, 2015. General and administrative expenses for the three months ended December 31, 2015 were $145,862, marketing expense $2,530, wages $66,702, and depreciation was $58,450 which produced an operating income of $39,675 before interest income of $1,183, other income of $740 and income tax provision of $11,647.

Overall, profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the strengthening of the U.S. dollar against New Zealand currency during the current period.

For the Six Months Ended December 31, 2016 Compared to the Five Months Ended December 31, 2015

Net revenues for the six months ended December 31, 2016 were $2,394,081 with cost of goods sold of $1,646,370 resulting in a gross profit of $747,711 as compared to the five months ended December 31, 2015 where net revenues were $1,610,923; cost of goods sold were $1,134,086; and gross profit was $476,837.

General and administrative expenses for the six months ended December 31, 2016 and 2015 were $355,988 and $253,608, respectively, plus marketing expenses of $107,101 compared to $2,702, and wages of $162,388 compared to $86,396 producing operating incomes of $122,234 and $134,130, respectively, or approximately 5% net operating profit for six months ended December 31, 2016 as compared to 8% for the five months ended December 31, 2015.

The depreciation expense, income tax provision and other income totaled $129,873 for the six months ended December 31, 2016 as a compared to $105,410 for the five months ended December 31, 2015, resulting in a net loss of $7,640 as compared to a net income of $28,721, respectively.

Accounts receivable as of December 31, 2016 were $301,002 as compared to $285,673 at June 30, 2016.

Overall, profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the strengthening of the US dollar against New Zealand currency during the current period.

Brigadier Security Systems

Brigadier Security Systems (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek dealers in Saskatchewan with offices in both major urban areas of Regina (under the fictitious business name of “Elite Security”) and Saskatoon. Brigadier is also a Honeywell Certified Access Control Distributor, Kantech Global Dealer and UTC Interlogix Security Pro dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera monitoring, motion detection, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and a full-time monitoring of the premises. The contract for monitoring the premise is then conveyed to a third-party telecom in exchange for an upfront payment and recurring residuals based on subscriber contracts.

The accompanying Condensed Consolidated Statements of Operations include the operations of Brigadier only for the three and six months ended December 31, 2016 because Concierge did not acquire Brigadier until June 2, 2016, and thus there is no comparison data to be supplied for the three and six months ended December 31, 2015.

Brigadier operates exclusively in Canada and thus the Canadian dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Brigadier, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. The translation of Canadian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Expense found on the Condensed Consolidated Balance Sheets.

Brigadier purchases various component parts and accessories anticipated to be required in near-term installations of systems pursuant to sales forecasts. These parts are listed in inventory until sold, which is determined by a sales contract, delivery of the product, and a reasonable expectation of payment under typical terms of sale are in evidence. Inventories are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. Concierge compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower.

For the Three Months Ended December 31, 2016

Net sales for the three months ended December 31, 2016 were $827,910 with cost of goods sold recorded as $201,000, resulting in a gross profit of $626,910 with a gross margin of approximately 76%.

General and administrative expenses for the three months ended December 31, 2016 were $104,026 plus marketing expense $44,252 and wages $335,457 providing net operating income before income tax provision, depreciation and other income and expense of $143,173 or approximately 17%.

The depreciation expense for Brigadier for the three months ended December 31, 2016 was $1,262; income tax provision at December 31, 2016 was $38,393; interest income was $31; commission income was $204; and gain on disposal of fixed assets was $1,849 resulting in a net profit of $105,603.

For the Six Months Ended December 31, 2016

The net sales for the six months ended December 31, 2016 were $1,641,224 with cost of goods sold recorded as $431,572, resulting in a gross profit of $1,209,651 with a gross margin of approximately 74%.

General and administrative expenses for the six months ended December 31, 2016 were $902,409 plus marketing expense $50,547 and wages $662,234 providing net operating income before tax provision, depreciation and other income and expense of $307,242 or approximately 19%.

The depreciation expense for Brigadier for the six months ended December 31, 2016 was $2,386; income tax provision for the six months ended December 31, 2016 at $80,379; interest expense was $279; commission income was $436; and loss on disposal of fixed assets was $6,220, resulting in a net profit of $219,121.

Accounts receivable at December 31, 2016 were $404,616 as compared to $550,907 at June 30, 2016.

Wainwright Holdings

Wainwright was founded in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, United States Commodity Funds, LLC (“USCF”), a wholly-owned subsidiary of Wainwright, was formed as a single member limited liability company in the State of Delaware. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below. In June 2013, USCF Advisers, LLC (“Advisers”), a wholly-owned subsidiary of Wainwright, was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the Advisers board of managers formed USCF ETF Trust (“ETF Trust”) as an open-end management investment company registered under the Investment Company Act of 1940, as amended ('the 1940 Act"). In October 2016, the Advisers board of managers formed USCF Mutual Funds Trust as an open-end management investment company registered under the 1940 Act. Wainwright and subsidiaries USCF and Advisers are collectively referred to as the “Wainwright” hereafter.

Wainwright’s operating activities consist primarily of providing management and investment advisory services to eleven public LP funds and two exchange-traded funds (“ETF’s”).

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”):

USCF as General Partner for the following Funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCI Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012
United States Metal Index Fund (“USMI”)	A commodity pool formed in November 2010, and made public June 2012, ceased trading and liquidated March 2015
USCF Canadian Crude Oil Index Fund (“UCCO”)	UCCO is currently in registration and has not yet commenced operations.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations.

Advisers serves as the investment adviser to the fund(s) within the ETF Trust and has overall responsibility for the general management and administration of the ETF Trust. Pursuant to the current Investment Advisory Agreement, Advisers provides an investment program for the ETF Trust fund(s) and manages the investment of the assets.

Advisers as fund manager for each series within the ETF Trust
Equity ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
Stock Split Index Fund (“TOFR”)	Fund launched September 2014
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016

All USCF funds and ETF Trust or Advisers funds are collectively referred to as the “Funds” hereafter.

For the Three Months Ended December 31, 2016, Compared to the Three Months Ended December 31, 2015

Wainwright’s revenue and expenses are primarily driven by the amount of Fund assets under management (“AUM”). Wainwright earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM.

Average AUM for the three months ended December 31, 2016 increased to $4.849 billion, or 13.7%, from the three month average of $4.265 billion for the three months ended December 31, 2015. As a result of increased AUM revenues increased 14.6%, or $0.827 million, to $6.473 million from $5.646 million over the respective three month period.

Wainwright’s total operating expenses for three months ended December 31, 2016 increased $0.932 million to $4.862 million, or 23.7%, from $3.930 million for the three months ended December 31, 2015. Variable expenses, as described above, increased $0.273 million over the respective three month period as a result of increased AUM. Wainwright also incurred one-time professional fees of $0.231 million during the current quarter as part of the acquisition by Concierge. Other expense increases for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 included increases in employee headcount compared to the prior year, $0.100 million increase in marketing spend and $0.145 million in other professional service and general and administrative expenses.

Net income before taxes for the three months ended December 31, 2106 decreased $0.108 million to $1.611 million from $1.719 million for the three months ended December 31, 2015. The decrease was primarily due to one-time acquisition expenses and an increase in employee headcount from filling two previously open positions and hiring for two new positions.

For the Six Months Ended December 31, 2016, Compared to the Six Months Ended December 31, 2015

Average AUM for the six months ended December 31, 2016 increased to $4.804 billion, or 17.4%, from the six month average of $4.093 billion for the six months ended December 31, 2015. As a result of increased AUM revenues increased 17.4%, or $1.899 million, to $12.841 million from $10.942 million over the respective six month period.

Wainwright’s total operating expenses for six months ended December 31, 2016 increased $1.570 million to $8.785 million, or 21.8%, from $7.215 million for the six months ended December 31, 2015. Variable expenses, as described above, increased $0.716 million over the respective six month period as a result of increased AUM. Wainwright also incurred one-time professional fees of $0.231 million during the six month ended December 31, 2016 as part of the acquisition by Concierge. Other expense increases for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 included increases in new fund startup costs of $0.195 million compared to the prior year, $0.159 million increase in marketing spend, an increase of $0.127 million in Fund expense waiver reimbursements based on contractual expense thresholds for certain funds, and $0.142 million in other professional service and general and administrative expenses.

Net income before taxes for the six months ended December 31, 2106 increased $0.325 million to $4.056 million from $3.731 million for six months ended December 31, 2015 due to increases in AUM partially offset by one-time acquisition expenses.

Concierge Technologies and Subsidiaries

With the acquisition of Wainwright, where Wainwright and Concierge have a commonality of ownership and control as represented by the shareholdings, the acquisition has been recorded as a transaction between entities under Common Control on the Condensed Consolidated Balance Sheets of the Company. Further, the Condensed Consolidated Statements of Operations and Comprehensive Income have been adjusted to include the carrying value of operations of Wainwright as if the transaction had concluded on July 1, 2015.

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Concierge incurred an operating income (before provisions for income taxes, other income and expenses, and other comprehensive gains/losses) for the three months ended December 31, 2016 of $1,606,559 as compared to an operating income of $1,707,299 for the three months ended December 31, 2015 of $1,707,299. This represents a decrease in operating income of $100,740 over the three months ended December 31, 2016 when compared to the three months ended December 31, 2015.

Other income and (expenses) for the three months ended December 31, 2016 and 2015 were ($3,075) and $6,116, where the expense realized in 2016 was primarily a result of interest accruing on outstanding loan balances that did not exist for the same period in 2015. Income tax provisions for the three months ended December 31, 2016 and 2015 were $587,038 and $764,340, respectively, resulting in a net income of $1,016,446 and $949,074, respectively. After giving consideration to currency translation gain of $4,714, the comprehensive income for the three months ended December 31, 2016 was $1,021,161 as compared to the three months ended December 31, 2015, where currency translation gain of $69,847 resulted in a comprehensive income of $1,018,921.

Overall, the net income, before currency translation gains and losses, between the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 increased by $67,372 or approximately 7%. Contributing to the difference in net income between the comparison periods is the absence of Brigadier Security Systems and their contributing revenues for the entirety of the 2015 period and, reducing the increase in profits, are the one-time transaction costs to acquire the aforementioned subsidiaries plus the transaction cost to acquire Wainwright during the current period.

For the Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

Concierge incurred an operating income (before provisions for income taxes, other income and expenses, and other comprehensive gains/losses) for the six months ended December 31, 2016 of $3,982,862 as compared to an operating income of $3,643,763 for the six months ended December 31, 2015. This represents an increase in operating income of $339,099 over the six months ended December 31, 2016 when compared to the six months ended December 31, 2015, or approximately 9%.

Other income for the six months ended December 31, 2016 and 2015 were $1,127 and $7,689, where the interest expense recorded in 2016 was primarily a result of accruing interest on outstanding loan balances that did not exist for the same period in 2015. Income tax provisions for the six months ended December 31, 2016 and 2015 were $1,657,049 and $1,365,368, respectively, resulting in a net income of $2,326,940 and $2,286,094, respectively. After giving consideration to currency translation loss of $92,581 the comprehensive income for the six months ended December 31, 2016 was $2,234,359 as compared to the six months ended December 31, 2015 where the currency translation loss was $16,357 and the comprehensive income was $2,269,737. Comprehensive loss is comprised of fluctuations in foreign currency exchange rates and effects the valuation of our holdings in New Zealand and Canada as a result.

Overall, the net income, before currency translation gains and losses, between the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 increased by $40,846 or approximately 1.7%. Contributing to the difference in net income are (i) the presence of our subsidiary Gourmet Foods for only five months of the 2015 period and (ii) the absence of Brigadier Security Systems for the entirety of the 2015 period. Reducing the increase in profits for the six months ended December 31, 2016 are the one-time transaction costs to acquire the aforementioned subsidiaries plus the transaction cost to acquire Wainwright during the six months ended December 31, 2016.

Liquidity

During the previous 12 months Concierge has invested approximately $3.5 million in cash towards purchasing and assimilating Gourmet Foods and Brigadier Security Systems into the Concierge Technologies group of companies. Concierge also acquired Wainwright, which provides a significant revenue stream and value. Concierge continues to pursue alternative business strategies with Kahnalytics and intends to grow that opportunity as the situation develops while limiting its capital expenditures. Management forecasts Wainwright, Gourmet Foods and Brigadier to all produce a profit during the current fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the current fiscal year. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Management believes these acquisitions can be completed with available cash resources with no further equity dilution or debt instruments. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Concierge is a smaller reporting company and is not required to provide the information required by this item.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Concierge maintains disclosure controls and procedures that are designed to provide reasonable assurances that the information required to be disclosed in Concierge’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of Concierge, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of Concierge if Concierge had any officers, have evaluated the effectiveness of Concierge’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of Concierge  have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

None.

Item 1A.
Risk Factors.

Concierge is a smaller reporting company and is not required to provide the information required by this item.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.
None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information

On September 19, 2016, Concierge Technologies, Inc. (“Concierge” or the “Company”) entered into a conditional Stock Purchase Agreement (the “Agreement”), dated September 19, 2016, with Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) and certain shareholders of Wainwright (the “Sellers”), pursuant to which the Sellers conditionally agreed to sell, and the Company conditionally agreed to purchase, shares representing approximately 97% of the total issued and outstanding common stock of Wainwright (the “Wainwright Shares”). The Company subsequently, on December 8, 2016, obtained the joiner agreements to include the entirety of the Wainwright shareholders as Sellers. As a result of the transaction, all shareholders of Wainwright have become shareholders of the Company.
Prior to the transaction Mr. Gerber, along with certain family members and certain other Wainwright shareholders, owned the majority of the voting stock in the Company as well as Wainwright. Following the closing of this transaction, he and those shareholders continue to own the majority of the Company voting shares.

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
The Closing of the transaction occurred on December 9, 2016 with the issuance of 818,799,976 shares of our common stock and 9,354,119 shares of our Series B Voting, Convertible, Preferred stock in exchange for all the outstanding and issued shares held by the Wainwright Shareholders.
The details to the acquisition of Wainwright Holdings are more particularly described in the Form 8K submitted on December 12, 2016 and incorporated herein by this reference.

Item 6.
Exhibits

The following exhibits are filed, by incorporation and by reference, as part of this Form 10-Q:

Exhibit Number	Description of Document
2	Stock Purchase Agreement of March 6, 2000 between Starfest, Inc. and MAS Capital, Inc.*
2	Stock Purchase Agreement among Concierge Technologies, Inc., Wireless Village, Inc., Bill Robb and Daniel Britt.++
3.1	Certificate of Amendment of Articles of Incorporation of Starfest, Inc. and its earlier articles of incorporation.*
3.2	Bylaws of Concierge, Inc., which became the Bylaws of Concierge Technologies upon its merger with Starfest, Inc. on March 20, 2002.*
3.5	Articles of Merger of Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of Nevada on March 1, 2002.**
3.6	Agreement of Merger between Starfest, Inc. and Concierge, Inc. filed with the Secretary of State of California on March 20, 2002.**
3.7	Articles of Incorporation of Concierge Technologies, Inc. filed with the Secretary of State of Nevada on April 20, 2005.+
3.8
Articles of Merger between Concierge Technologies, Inc., a California corporation, and Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on March 2, 2006 and the Secretary of State of California on October 5, 2006.+

3.9	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.
3.10	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.
10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*
10.2	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers. ****
10.3	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers. ****
10.4	Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert. ****

10.5	Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam. ..**(**
10.6	Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam. *****
10.7	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016. ******
10.8	Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd. *******
10.9	Stock Purchase Agreement By and Among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto*********
14	Code of Ethics for CEO and Senior Financial Officers. ***
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed herewith.

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

********* Previously filed with Current Report on Form 8-K on December 12, 2016 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: February 21, 2017	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.