Form 10-Q
period 2017-03-31
CONCIERGE TECHNOLOGIES INC
filed 2017-05-17
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☒   Yes     ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

As of May 15, 2017, there were 886,753,847 shares of the Registrant’s Common Stock, $0.001 par value, outstanding and 13,108,474 shares of its Series B Convertible Voting Preferred Stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Index to Financial Statements

Documents	Page
Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016 (Unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2017 and 2016 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	June 30, 2016
		As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,815,647	$5,454,107
Accounts receivable - net	654,100	839,220
Accounts receivable, related parties	1,866,055	2,124,105
Inventory - net	465,206	436,541
Investments	3,318,354	993
Prepaid income taxes	991,476	493,427
Other current assets	1,389,413	262,084
Total current assets	14,500,251	9,610,477

Restricted cash	14,028	-
Property and equipment - net	1,143,134	1,166,693
Goodwill	219,256	219,256
Intangible assets - net	928,929	1,018,213
Deferred tax assets - net	245,620	1,016,616
Other long term assets	509,538	509,538
Total assets	$17,560,756	$13,540,793

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,408,713	$2,396,018
Expense waivers payable - related parties	1,228,618	448,930
Purchase consideration payable	-	214,035
Notes payable - related parties	3,500	8,500
Notes payable	8,500	8,500
Convertible promissory notes payable - related parties, net	-	600,000
Total current liabilities	3,649,331	3,675,983

Notes payable - related parties long term	600,000	-
Notes payable - long term	91,814	-
Total liabilities	4,341,145	3,675,983

Commitments and contingencies

Convertible preferred stock, 50,000,000 authorized par $0.001
Series B: 13,108,474 issued and outstanding at March 31, 2017 and June 30, 2016	13,108	13,108
	13,108	13,108

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 900,000,000 shares authorized; 886,753,846 shares issued and outstanding at March 31, 2017 and at June 30, 2016	886,754	886,754
Additional paid-in capital	9,058,605	9,058,605
Accumulated other comprehensive income (loss)	(42,135)	(29,503)
Retained earnings (accumulated deficit)	3,303,279	(64,154)
Total stockholders' equity	13,206,503	9,851,702
Total liabilities, convertible preferred stock and stockholders' equity	$17,560,756	$13,540,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three-Month Periods Ending		For the Nine-Month Periods Ending
	March 31,		March 31,
	2017	2016	2017	2016
		As Adjusted		As Adjusted

Net revenue
Fund management - related party	$5,637,011	$6,144,369	$18,477,486	$17,085,983
Food products	1,127,950	970,654	3,524,527	2,588,664
Security alarm monitoring	702,178	-	2,313,713	-
Other	26,999	-	116,566	117,700
Net revenue	7,494,138	7,115,023	24,432,292	19,792,347

Cost of revenue	1,043,303	684,703	3,227,709	1,937,876

Gross profit	6,450,835	6,430,320	21,204,583	17,854,471

Operating expense
General & administrative expense	1,505,205	909,995	4,601,215	2,588,100
Fund operations	1,388,232	1,286,151	4,157,699	3,381,559
Marketing	893,374	846,635	2,676,176	2,224,304
Depreciation	112,542	55,244	312,472	155,259
Salaries and compensation	1,451,490	946,618	4,377,709	3,475,645
Total operating expenses	5,350,843	4,044,643	16,125,271	11,824,867

Income from operations	1,099,992	2,385,676	5,079,312	6,029,603

Other income (expense)
Other income	2,086	9,483	6,939	13,879
Interest income	-	239	-	3,542
Interest expense	(5,937)	(2,167)	(11,619)	(2,167)
Total other expense	(3,851)	7,555	(4,680)	15,254

Income before income taxes	1,096,141	2,393,231	5,074,633	6,044,857

Provision of income taxes	(51,620)	(819,234)	(1,707,200)	(2,183,339)

Net income	$1,044,521	$1,573,997	$3,367,433	$3,861,518

Other comprehensive income (loss):
Foreign currency translation gain (loss)	53,407	15,274	(73,820)	(1,083)
Comprehensive income	$1,097,928	$1,589,271	$3,293,613	$3,860,435

Weighted average shares of common stock
Basic	886,753,846	886,753,846	886,753,846	886,753,846
Diluted	1,153,666,000	1,148,923,323	1,153,666,000	1,148,923,323

Net income per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine-Month Periods Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:		As Adjusted
Net income	$3,367,433	$3,861,518
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	312,472	152,346
Loss on disposal of equipment	6,105	-
(Increase) decrease in current assets:
Accounts receivable	162,446	181,292
Accounts receivable - related party	258,050	(538,832)
Deferred taxes	(197,188)	362,883
Loss on sale of investments	(1,371)	208
Prepaid income taxes	(471,717)	213,368
Inventory	(36,231)	68,194
Other current assets	(154,503)	(47,095)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	72,991	1,427,693
Expense waivers payable - related party	779,688	(180,000)
Net cash provided by operating activities	4,098,175	5,501,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiary net of subsidiary cash acquired	(214,035)	(1,679,039)
Purchase of equipment	(222,477)	(196,597)
Purchase of investments	(3,342,994))	(43,047)
Sale of investments	59,367	-
Net cash used in investing activities	(3,720,139)	(1,918,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equipment loan	90,574
Repayment of related party loan	(5,000)	-
Purchase of treasury stock	-	(2,200,557)
Net cash used in financing activities	85,574	(2,200,557)

Effect of exchange rate change on cash and cash equivalents	(102,070)	902

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	361,540	1,383,237

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	5,454,107	3,353,274

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,815,647	$4,736,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$5,000	$-
Income taxes paid	$2,200,800	$2,160,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, was originally incorporated in California on August 18, 1993 as Fanfest, Inc. On March 20, 2002, the Company changed its name to Concierge Technologies, Inc. The Company’s principal operations include Wainwright Holdings, Inc. a Delaware corporation (“Wainwright”). Wainwright is a holding company that currently holds both United States Commodity Funds LLC (“USCF”), a registered commodity pool operator with the Commodity Futures Trading Commission (the "CFTC"), and USCF Advisers LLC (“Advisers”), an investment adviser registered under the Investment Advisers Act of 1940, as amended; Gourmet Foods, Ltd. (“Gourmet Foods”), a manufacturer and distributor of meat pies in New Zealand; Brigadier Security Systems (2000) Ltd. (“Brigadier”), a provider of security alarm installation and monitoring located in Canada; and Kahnalytics, Inc. a California corporation (“Kahnalytics”), providing vehicle-based live streaming video and event recording to online subscribers.

Organization and Business Overview

On May 26, 2015, a new wholly-owned subsidiary of Concierge named Kahnalytics was established in the State of California for the purpose of taking on the segment of the business retained in the spinoff of Janus Cam and to direct resources towards the further development of data processing capabilities intended for risk management used by vehicle insurance companies. As of September 30, 2016, Kahnalytics ended its sale of camera hardware to insurance companies and began providing an online platform where subscribers to the Kahnalytics Fleet Management Service ("FMS") can track their vehicles, view event video clips, see programmable alert functions and use the live-streaming function to operate in-vehicle cameras in real time.

On August 11, 2015, Concierge acquired all of the issued and outstanding stock in Gourmet Foods, a New Zealand corporation located in Tauranga, a commercial-scale manufacturer of New Zealand meat pies under the brand names "Ponsonby Pies" and "Pat's Pantry". Gourmet Foods distributes its products through major grocery store chains, convenience stores, small restaurants and gasoline station markets. The purchase price of $1.75 million was paid in cash.

On June 2, 2016, Concierge acquired all of the issued and outstanding stock in Brigadier, a Canadian corporation located in Saskatoon, Saskatchewan. Brigadier sells and installs alarm monitoring and security systems to commercial and residential customers under brand names "Brigadier Security Systems" and "Elite Security" throughout the province of Saskatchewan with offices in Saskatoon and Regina. The purchase price of $1.54 million was paid in cash.

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright, a Delaware corporation, controlled as a group by our CEO and majority shareholder Nicholas Gerber together with affiliated shareholder Scott Schoenberger. Wainwright, through its subsidiaries, operates 12 investment funds in the commodities market and two exchange traded funds ("ETFs") in the equity market with a total of approximately $4.3 billion in assets under management as of March 31, 2017. Wainwright earns revenues from contractual agreements providing investment management and advisory services charged against the funds. The purchase price was paid in a stock-for-stock exchange whereby the sellers of Wainwright shares received in the aggregate a total of 818,799,976 shares of our common stock and 9,354,119 shares of our Series B Voting, Convertible, Preferred stock.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a condensed consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim statements of income and comprehensive income (loss), and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2016 Form 10-K filed on October 21, 2016 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements, which are referred herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier and Kahnalytics.

Wainwright was acquired in December 2016 (Refer to Note 11). Due to the commonality of ownership and control between the two companies, the transaction has been accounted for as a transaction between entities under common ownership. As a result, the assets and liabilities of Wainwright have been considered at their carrying amounts.

The accompanying Financial Statements as of March 31, 2017 and June 30, 2016 and for the three and nine month periods ending March 31, 2017 and 2016 include the assets, liabilities and the results of operations of Wainwright at carrying amounts as though the transaction and exchange of equity interests has occurred at the beginning of the comparative period.

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Comprehensive Income (Loss) and Foreign Currency

Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss). We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. For the periods ended March 31, 2017 and June 30, 2016, other comprehensive income (loss) consisted of unrealized losses on investments and accumulated translation losses as noted above. Accumulated translation loss, classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet, was $42,135 as of March 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Concierge’s corporate office maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. The corporation’s uninsured cash balance in the United States was $1,602,952 at March 31, 2017. The Company’s subsidiary, Wainwright, also maintains cash balances at various high credit quality institutions and from time to time those deposits exceed the FDIC coverage amount of $250,000. As of March 31, 2017 the uninsured amount totaled $2,659,349, though no losses have been realized and none are expected. Cash balances in Canada are maintained at a financial institution in Saskatoon, Saskatchewan by the Company’s subsidiary. Each account is insured up to CD$100,000 by Canada Deposit Insurance Corporation (CDIC). The Company’s subsidiary had an uninsured cash balance in Canada of CD$587,942 (approximately US$441,974) at March 31, 2017. Balances at financial institutions within certain foreign countries, including New Zealand where the Company’s subsidiary maintains cash balances, are not covered by insurance. As of March 31, 2017, the Company’s subsidiary had uninsured deposits related to cash deposits in uninsured accounts maintained within foreign entities of approximately $407,117. The Company has not experienced any losses in such accounts.

Accounts Receivable, Related Parties

Accounts receivable primarily consists of fund management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of March 31, 2017 and June 30, 2016, the Company considered all remaining accounts receivable to be fully collectible.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Kahnalytics as a licensed user of a proprietary software application, is dependent on the continued support of this online platform and the adherence to the license contract terms between Kahnalytics and the foreign-based licensor. Kahnalytics is also largely dependent on its sales channel to continue to expand its dealer network of resellers who, in turn, activate subscribers to the Kahnalytics service. No single customer accounts for a significant percentage of sales or accounts receivable. Hardware sold by Kahnalytics is currently supplied by one source, however in the event this source proves to be inadequate there are other alternative sources of equal or comparable devices as needed by Kahnalytics. During the nine-month period ended March 31, 2016 Kahnalytics had just one customer accounting for 100% of its sales. Correspondingly, Kahnalytics had only one supplier of the hardware it sold and only one contractor supplying the labor component accounting for 72% and 28% respectively of the cost of goods sold for the nine-month period ended March 31, 2016. Sales of these products were discontinued during the current fiscal year.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the two largest customers, which includes contracts and recurring monthly residuals from the monitoring company, totaled 50% of the total revenues for the nine months ended March 31, 2017, and accounted for approximately 38% of accounts receivable as of the balance sheet date of March 31, 2017. There is no comparison data for the prior year as the company was not acquired until June 2016.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the nine month period ending and balance sheet date of March 31, 2017, our largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 18% of our gross sales revenues and 30% of our accounts receivable. The second largest in the grocery industry accounted for approximately 11% of our gross revenues and 10% of our accounts receivable. In the gasoline convenience store market we supply two major channels to market. The largest is a marketing consortium of gasoline dealers accounting for approximately 43% of our gross sales revenues however no single member of the consortium is responsible for a significant portion of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales however no single independent operator is responsible for a significant portion of our accounts receivable. The third category of independent retailers and cafes accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues or account receivables.

For the eight months ended and the balance sheet date of March 31, 2016 our largest customer in the grocery industry accounted for approximately 13% of revenues and 31% of accounts receivable. For the gasoline convenience store sector, the largest customer is a consortium of independent owners who accounted for approximately 45% of revenues and 20% of accounts receivable (though no single member of the consortium accounted for more than 3% of accounts receivable). Independent retail stores accounted for approximately 11% of revenues however no single store accounted for any significant amount of the accounts receivable. The balance of the revenues and accounts receivable were not dominated by any significant single source for the eight months ended March 31, 2016. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated accounts receivable as of March 31, 2017 and June 30, 2016 as depicted below.

	March 31, 2017
Fund	Accounts Receivable
USO	$1,070,065	57%
USCI	371,475	20%
UNG	248,103	13%
All Others	176,412	10%
Total	$1,866,055	100%

	June 30, 2016
Fund	Accounts Receivable
USO	$1,245,396	59%
USCI	400,258	19%
UNG	280,431	13%
All Others	198,020	9%
Total	$2,124,105	100%

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

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

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company does not anticipate that the adoption of the ASU will have a material impact on its financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after the adoption date.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3.	INVENTORY

Inventories consisted of the following:

	March 31, 2017	June 30, 2016
		As Adjusted
Raw materials	$44,418	$50,023
Supplies and packing materials	99,845	77,497
Finished goods	320,943	357,351
	465,206	484,871
Less impairment finished goods	-	(48,330)
Total	$465,206	$436,541

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
		As Adjusted
Plant and equipment	$1,354,563	$1,477,411
Furniture and office equipment	159,559	119,123
Vehicles	199,661	58,850

Total property and equipment, gross	1,713,783	1,655,384
Accumulated depreciation	(570,649)	(488,691)
Total property and equipment, net	$1,143,134	$1,166,693

Depreciation expense amounted to $223,188 and $152,346 for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 5.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. Goodwill comprised of the following amounts:

	March 31, 2017	June 30, 2016
		As Adjusted
Trained workforce – Gourmet Foods	$51,978	$51,978
Trained workforce - Brigadier	75,795	75,795
Goodwill – Gourmet Foods	45,669	45,669
Goodwill - Brigadier	45,814	45,814
	$219,256	$219,256

 The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months and nine months ended March 31, 2017 and 2016

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2017	June 30, 2016
		As Adjusted
Brand name	$402,123	$402,123
Domain name	36,913	36,913
Customer relationships	500,252	500,252
Non-compete agreement	84,982	84,982
Recipes	21,601	21,601
Total	1,045,871	1,045,871
Less : accumulated amortization	(116,942)	(27,658)
Net Intangibles	$928,929	$1,018,213

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

	March 31, 2017	June 30, 2016
		As Adjusted
Customer relationships	$500,252	$500,252
Less: accumulated amortization	(47,212)	(9,659)
Total customer relationships, net	$453,040	$490,593

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years.

	March 31, 2017	June 30, 2016
		As Adjusted
Brand name	$402,123	$402,123
Less: accumulated amortization	(38,634)	(8,447)
Total brand name, net	$363,489	$393,676

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

	March 31, 2017	June 30, 2016
		As Adjusted
Domain Name	$36,913	$36,913
Less: accumulated amortization	(9,735)	(4,193)
Total brand name, net	$27,178	$32,720

RECIPES

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years.

	March 31, 2017	June 30, 2016
		As Adjusted
Recipes	$21,601	$21,601
Less: accumulated amortization	(7,180)	(3,937)
Total Recipes, net	$14,421	$17,664

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years.

	March 31, 2017	June 30, 2016
		As Adjusted
Non-compete agreement	$84,982	$84,982
Less: accumulated amortization	(14,180)	(1,421)
Total non-compete agreement, net	$70,802	$83,561

AMORTIZATION EXPENSE

The total amortization expense for the nine months ended March 31, 2017 was $89,284. No amortization was taken for the comparison period ending March 31, 2016.

Estimated amortization expenses of intangible assets for the next five twelve month periods ending March 31, are as follows:

Years Ending March 31,	Expense
2018	$118,937
2019	118,937
2020	118,937
2021	113,161
2022	93,590
Thereafter	365,367
Total	$928,929

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $1,389,413 as of March 31, 2017 and $262,084 as of June 30, 2016 are comprised of various components as listed below.

	As of March 31,	As of June 30,
	2017	2016
		As Adjusted
Deferred tax asset	$-	$19,503
Prepaid expenses	287,954	87,068
Tax receivable	941,853	-
Dividends receivable	9,606	5,513
Notes receivable	150,000	150,000
Total	$1,389,413	$262,084

Investments

Investments are comprised mainly of investments in ETF funds. Wainwright, from time to time, provides initial investments in the creation of ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are included in the condensed consolidated statements of operations and comprehensive income (loss). Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of acconting. As of March 31, 2017 and June 30, 2016, investments are approximately $3.3 million and $1 thousand, respectively.

Restricted Cash

At March 31, 2017 Gourmet Foods had on deposit NZ$20,000 (approximately US$14,028) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place. There was no bond posted by Gourmet Foods at June 30, 2016, thus the restricted cash amount was zero.

Long Term Assets

Other long term assets totaling $509,538 and $509,538 at March 31, 2017 and June 30, 2016, respectively, were attributed to Wainwright and consisted of

(i)	$500,000 as of March 31, 2017 and June 30, 2016 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $9,538 as of March 31, 2017 and June 30, 2016 in other assets.

NOTE 8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2017	June 30, 2016
		As Adjusted
Accounts payable	$1,465,592	$1,044,026
Accrued judgment	135,000	135,000
Accrued interest	26,356	5,238
Taxes payable	109,188	769,224
Deferred rent	15,172	19,202
Accrued payroll and vacation	130,884	127,271
Accrued expenses	526,521	296,057
Total	$2,408,713	$2,396,018

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31, 2017	June 30, 2016
		As Adjusted
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	$-	$5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	-
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	-
	$603,500	$8,500

On July 7, 2016 the Company repaid the outstanding note due to a related party totaling $5,000 in principal and $5,000 in accrued interest. A total of $2,075 in accrued interest was forgiven by the noteholder in settlement of the debt.

Interest expense for all related party notes for the three-month period ending March 31, 2017 and 2016 were $5,987 and $3,400 (as adjusted) respectively and for the respective nine months ended March 31, 2017 and 2016 the interest expense was $18,227 and $3,800 (as adjusted).

Convertible Promissory Note Payable – Related Parties

On April 8, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Gerber Irrevocable Family Trust, an affiliate of our shareholder and CEO that resulted in the funding of $350,000. The Promissory Note bears interest at four percent (4%) per annum and increases to nineteen percent (19%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of 0.01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

In connection with the acquisition of Wainwright Holdings on December 9, 2016 the convertible promissory note was subsequently amended to remove the conversion feature. The maturity date and interest rate remain the same and the liability is now reflected on the condensed consolidated balance sheet as a component of Notes Payable-Related Parties.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 25, 2016 the Company entered into a convertible promissory note (the “Promissory Note”) with Schoenberger Family Trust, an affiliate of our shareholder and director that resulted in the funding of $250,000. The Promissory Note bears interest at four percent (4%) per annum and increases to nineteen percent (19%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of .01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Note.

In connection with the acquisition of Wainwright Holdings on December 9, 2016 the convertible promissory note was subsequently amended to remove the conversion feature. The maturity date and interest rate remain the same and the liability is now reflected on the condensed consolidated balance sheet as a component of Notes Payable-Related Parties.

Interest expense for all related party convertible debentures, for the three months ended March 31, 2017 and 2016 amounted to $0 and $0 respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaled $18,477,486 and $17,085,983 for the nine months ended March 31, 2017 and 2016, respectively, were earned from these related parties. Accounts receivable, totaling $1,866,055 and $2,124,105 as of March 31, 2017 and June 30, 2016, respectively, were owed from these related parties. Fund expense waivers, totaling $779,688 and $583,767 for the nine months ended March 31, 2017 and 2016, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $1,228,618 and $448,930 as of March 31, 2017 and June 30, 2016, respectively, were owed to these related parties.

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

Assets
Cash	$80,391
Accounts receivable	431,656
Inventory	238,148
Prepaid expenses and other assets	20,001
Property, plant and equipment	20,455
Intangible assets	875,087
Goodwill	121,609

Total Assets	$1,787,348

Liabilities
Accounts payable	$187,925
Income tax payable	55,953
Customer deposits	2,640

Total Liabilities	$246,518

Consideration paid for net assets	$1,540,830

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 9, 2016 the Company closed a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company and Wainwright and each of the shareholders of Wainwright common stock (the “Wainwright Sellers”), pursuant to which the Wainwright Sellers agreed to sell, and the Company agreed to purchase 1,741 shares of Wainwright common stock, par value $0.01 per share, (the “Wainwright Common Stock”), which represents all of the issued and outstanding Wainwright Common Stock, in exchange for: (i) 818,799,976 shares of Company Common Stock, and (ii) 9,354,119 shares of Company Preferred Stock (which preferred shares are convertible into 187,082,377 shares of Company Common Stock). Wainwright and the Company have a commonality of ownership and control as represented by the shareholdings, either directly or beneficially, of Nicholas Gerber and Scott Schoenberger as a group pursuant to the aforementioned Purchase Agreement and a voting agreement which gives them control of over 50% of Wainwright and over 50% of Concierge both before and after the business combination. Accordingly, the acquisition has been recorded as a transaction between entities under Common Control in the accompanying financial statements. Further, the accompanying financial statements have been adjusted to include the carrying value of assets, liabilities, equity and operations of Wainwright as if the transaction had concluded on July 1, 2015.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between August 2018 and August 2021, and require monthly rental payments of approximately US$11,531 translated to U.S. currency as of March 31, 2017.

Future minimum lease payments for Gourmet Foods are as follows:

Year Ended June 30,	Lease Amount
2017	$34,536
2018	136,094
2019	60,642
2020	17,901
2021	10,395
2022	1,733
Total minimum lease commitment	$261,301

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$77,155) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$14,028) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan. The minimum lease obligations through their expiry dates are indicated as below and require monthly payments of approximately US$4,243 translated to U.S. currency as of March 31, 2017.

Future minimum lease payments for Brigadier are as follows:

Year Ended June 30,	Lease Amount
2017	$16,434
2018	32,869
2019	30,130
Total minimum lease commitment	$79,433

Wainwright leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $107,350 and $104,376 for the nine months ended March 31, 2017 and 2016, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

Year ended June 30,	Lease Amount
2017	$33,001
2018	134,645
2019	45,322
Total minimum lease commitment	$212,968

Litigation

On May 6, 2002, a default judgment was awarded to Brookside Investments Ltd. against, jointly and severally, Concierge, Allen E. Kahn, and The Whitehall Companies in the amount of $135,000 plus legal fees. As of May 7, 2012, the judgment had lapsed due to the passage of time and the creditor’s failure to renew. Although a new court action would be required by the plaintiff in order to seek legal remedies, the Company has accrued the amount of $135,000 in the accompanying financial statements as accrued expenses as of March 31, 2017.

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. Annual matching contributions paid totaled approximately $84,000 and $63,000 for the nine months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, the Company's total unrecognized tax benefits were approximately $0.03 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the quarter ended March 31, 2017.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $1.7 million and $2.2 million from its continuing operations for the nine months ended March 31, 2017 and March 31, 2016, respectively. The Company recorded a tax provision of $0.05 million and $0.8 million from its continuing operations for the three months ended March 31, 2017 and March 31, 2016, respectively.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of March 31, 2017, management determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred tax assets will be realizable, and therefore, a partial valuation allowance was released accordingly.

The effective tax rate for the nine months ended March 31, 2017 differed from the statutory rate primarily due to the mix of nondeductible meals and entertainment expenses, imputed interest income and the reversal of a valuation allowance related to the U.S. federal net loss carryforward. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, California, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2012 through 2016 will remain open for examination by the federal and state authorities for three and four years, respectively. As of March 31, 2017, there were no active taxing authority examinations.

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

The following table presents a summary of identifiable assets as of March 31, 2017 and June 30, 2016:

	As of March 31, 2017	As of June 30, 2016
		As Adjusted
Identifiable assets:
Corporate headquarters	$2,975,295	$1,521,210
U.S.A. : fund management	11,277,729	8,775,810
U.S.A. : data streaming	83,455	87,790
New Zealand	1,975,765	2,199,128
Canada	1,248,512	956,855
Consolidated	$17,560,756	$13,540,793

The following table presents a summary of operating information for the three months ended March 31, 2017 and 2016: (note: Canadian interests had not yet been acquired in 2016)

	Three-Months Ended March 31, 2017	Three-Months Ended March 31, 2016
Revenues from unaffiliated customers:		As Adjusted
U.S.A. : data streaming and hardware	$26,999	$-
U.S.A. : investment fund management	5,637,011	6,144,369
New Zealand : Food Industry	1,127,950	970,654
Canada : Security alarm monitoring	702,178	-
Consolidated	$7,494,138	$7,115,023

Net income (loss) after taxes:
Corporate headquarters	$(368,319)	$(39,480)
U.S.A. : data streaming and hardware	266	(3,055)
U.S.A. : investment fund management	1,346,294	1,574,133
New Zealand : Food Industry	8,911	42,399
Canada : Security alarm monitoring	57,369	-
Consolidated	$1,044,521	$1,573,997

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents a summary of operating information for the nine months ended March 31, 2017 and 2016: (note: New Zealand interests were present for only 8 months in 2016 and Canadian interests had not yet been acquired in 2016)

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Revenues from unaffiliated customers:		As Adjusted
U.S.A. : data streaming and hardware	$116,566	$117,700
U.S.A. : investment fund management	18,477,486	17,085,983
New Zealand : Food Industry	3,524,527	2,588,664
Canada : Security alarm monitoring	2,313,713	-
Consolidated	$24,432,292	$19,792,347

Net income (loss) after taxes:
Corporate headquarters	$(706,224)	$(156,641)
U.S.A. : data streaming and hardware	(32,601)	(4,872)
U.S.A. : investment fund management	3,832,526	3,950,960
New Zealand : Food Industry	1,263	72,071
Canada : Security alarm monitoring	272,469	-
Consolidated	$3,367,433	$3,861,518

The following table presents a summary of capital expenditures for the nine months ended March 31:

Capital expenditures:	2017	2016
Corporate headquarters	$-	$863
U.S.A.: data streaming and hardware	2,690	-
New Zealand	102,110	195,734
Canada	117,677	-
Consolidated	$222,477	$196,597

NOTE 15.	REVERSE STOCK SPLIT

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

Introduction

Concierge Technologies, Inc. (“Concierge”) or the (“Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada, respectively. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●	Kahnalytics, Inc. (“Kahnalytics”), a U.S. based company, captures and presents data from vehicle-mounted camera devices equipped for live-streaming.
●	Gourmet Foods, Ltd. (“GFL”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●	Wainwright Holdings, Inc. (“Wainwright”), a U.S. based company, manages investment funds primarily in the commodities and futures financial markets.

Results of Operations

Kahnalytics

The nine months ended March 31, 2017 involved a different business model than that of the corresponding period in 2016. By obtaining an exclusive software license and partnering with a camera importer/distributor as a channel-to-market, Kahnalytics began the business of hosting a web-based server that subscribers could access to view their camera video files, vehicle location, speed and event triggers in real time. To facilitate the sales process and entice customers to the online subscription service, Kahnalytics implemented a hardware subsidy program and offered a wireless data plan that was resold to subscribers of the service, called the Kahnalytics Fleet Management Service or “FMS”. Two types of services were offered, 1) a FMS basic subscription plan where subscribers provided their own wireless connection to the FMS and 2) a FMS data plan where subscribers were provided hardware needed to connect wirelessly to the Internet and also charged a monthly fee for the air time usage. Kahnalytics also charged a subsidized price of $50 per each wireless hardware device used in creating the wireless connection. Kahnalytics purchases data plans from a network reseller and, in turn, resells that plan to its subscribers.

During the nine months ended March 31, 2016, Kahnalytics purchased cameras, various other hardware items, and installation services for sale to specific insurance companies, and ultimately for installation into insured’s vehicles. The hardware items were either listed in inventory if held beyond the close of the current accounting period, or summarized as “cost of goods sold” when sold. Inventory orders which had been paid for, or partially paid for, in advance of receipt are classified as “Advance to Suppliers.” Generally, hardware is sold to customers who require delivery and installation of the product in their vehicles. The charges for services such as these are included in the bundled, installed, sales price reflected on sales invoices and accounts receivable.

Due to these differences in the business model of Kahnalytics, the comparative results below will not be a true representation of Kahnalytics operating trends.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 sales of FMS basic subscriptions were $2,504 and FMS data plans were $22,646. There were no FMS related subscription sales for the three months ended March 31, 2016. Hardware sales of wireless connection devices for the three months ended March 31, 2017 were $1,850 as compared to $0 for the three months ended March 31, 2016.

Total revenues (including other income) for the three month periods ended March 31, 2017 and 2016 were $27,000 and $0 respectively. Net income for the three months ended March 31, 2017 was $266 as compared to a net loss for the three months ended March 31, 2016 of $3,055.

For the Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

For the nine months ended March 31, 2017 sales of FMS basic subscriptions were $7,329 and FMS data plans were $54,625. There were no FMS related subscription sales for the nine months ended March 31, 2016. Hardware sales of wireless connection devices for the nine months ended March 31, 2017 were $12,487 as compared to $117,700 in camera sales for the nine months ended March 31, 2016. Other income for the nine months ended March 31, 2017 was $7 for reimbursed shipping charges as compared to $81 for the nine months ended March 31, 2016 as an adjustment to sales tax liability. Obsolete camera inventory was also liquidated during the nine months ended March 31, 2017 for a total of $42,124. Total revenues (including other income) for the nine month periods ended March 31, 2017 and 2016 were $116,573 and $117,781 respectively.

Net loss for the nine months ended March 31, 2017 after income tax of $800 and a downward revaluation to inventory as a result of selling subsidies of $2,090 was $32,601 as compared to a net loss for the nine months ended March 31, 2016 of $4,872.

Accounts receivable as of March 31, 2017 were $45,856 as compared to $2,640 as of June 30, 2016. The difference is attributed to the sale of discontinued hardware at a discount to a distributor on a deferred payment plan rather than any significant change in the aging of accounts receivable.

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

The accompanying financial statements include the operations of Gourmet Foods for the period August 1, 2015 through March 31, 2016 as compared to the operations for the period July 1, 2016 through March 31, 2017. Due to these differences in the accounting periods, the comparative results below will not be a true representation of GFL’s operating trends.

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Gourmet Foods, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Expense found on the Condensed Consolidated Balance Sheets.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net revenues for the three months ended March 31, 2017 were $1,127,950 with cost of goods sold of $817,517, resulting in a gross profit of $310,433 for an approximate 28% gross margin as compared to net revenues for the three months ended March 31, 2016 of $970,654 with a cost of goods sold for the three months ended March 31, 2016 of $684,703 producing a 29% gross profit of $285,951.

General and administrative expenses for the three months ended March 31, 2017 were $143,367 plus depreciation expense of $71,822, marketing expense $42,419, wages $44,183 and interest income of $270 producing a pre-tax net income of $8,911 as compared to a pre-tax net income of $60,033 for the three months ended March 31, 2016. General and administrative expenses for the three months ended March 31, 2016 were $120,594, marketing expense $7,138, wages $44,528, and depreciation was $55,170 which produced an operating income of $58,521 before interest income of $1,114, other income of $398 and income tax provision of $17,634.

For the Nine Months Ended March 31, 2017 Compared to the Eight Months Ended March 31, 2016

Net revenues for the nine months ended March 31, 2017 were $3,524,527 with cost of goods sold of $2,465,604 resulting in a gross profit of $1,058,924 as compared to the eight months ended March 31, 2016 where net revenues were $2,588,664; cost of goods sold were $1,823,778; and gross profit was $764,886.

General and administrative expenses for the nine months ended March 31, 2017 and 2016 were $681,132 and $321,050, respectively, plus marketing expenses of $42,420 compared to $39,367, and wages of $132,548 compared to $156,057 producing operating income of $202,824 and $248,412, respectively, or approximately 5.7% net operating profit for nine months ended March 31, 2017 as compared to 10% for the eight months ended March 31, 2016.

The depreciation expense, income tax provision and other income totaled $201,562 for the nine months ended March 31, 2017 as a compared to $176,341 for the eight months ended March 31, 2016, resulting in a net income of $1,263 as compared to a net income of $72,071, respectively.

Accounts receivable as of March 31, 2017 were $297,147 as compared to $285,673 at June 30, 2016.

Overall, profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

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

The accompanying Condensed Consolidated Statements of Operations include the operations of Brigadier only for the three and nine months ended March 31, 2017 because Concierge did not acquire Brigadier until June 2, 2016, and thus there is no comparison data to be supplied for the three and nine months ended March 31, 2016.

Brigadier operates exclusively in Canada and thus the Canadian dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Brigadier, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830. The translation of Canadian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Expense found on the Condensed Consolidated Balance Sheets.

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

For the Three Months Ended March 31, 2017

Net sales for the three months ended March 31, 2017 were $701,980 with cost of goods sold recorded as $202,839, resulting in a gross profit of $499,141 with a gross margin of approximately 71%.

General and administrative expenses for the three months ended March 31, 2017 were $111,979 plus marketing expense $6,462 and wages $289,652 providing net operating income before income tax provision, depreciation and other income and expense of $91,049 or approximately 13%.

The depreciation expense for Brigadier for the three months ended March 31, 2017 was $11,295; income tax provision at March 31, 2017 was $22,363; net interest expense was $218; commission income was $197 resulting in a net profit of $57,369.

For the Nine Months Ended March 31, 2017

The net sales for the nine months ended March 31, 2017 were $2,313,088 with cost of goods sold recorded as $627,837, resulting in a gross profit of $1,685,251 with a gross margin of approximately 73%.

General and administrative expenses for the nine months ended March 31, 2017 were $397,789 plus marketing expense $56,082 and wages $838,035 providing net operating income before tax provision, depreciation and other income and expense of $393,345 or approximately 17%.

The depreciation expense for Brigadier for the nine months ended March 31, 2017 was $13,634; income tax provision for the nine months ended March 31, 2017 at $101,268; interest expense was $493; commission income was $625; and loss on disposal of fixed assets was $6,106, resulting in a net profit of $272,469.

Accounts receivable at March 31, 2017 were $311,096 as compared to $550,907 at June 30, 2016.

Wainwright Holdings

Wainwright was founded in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, United States Commodity Funds, LLC (“USCF”), a wholly-owned subsidiary of Wainwright, was formed as a single member limited liability company in the State of Delaware. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below. In June 2013, USCF Advisers, LLC (“Advisers”), a wholly-owned subsidiary of Wainwright, was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the Advisers board of managers formed USCF ETF Trust (“ETF Trust”) as an open-end management investment company registered under the Investment Company Act of 1940, as amended ('the 1940 Act"). In October 2016, the Advisers board of managers formed USCF Mutual Funds Trust ("Mutual Funds Turst") as an open-end management investment company registered under the 1940 Act. Wainwright and subsidiaries USCF and Advisers are collectively referred to as the “Wainwright” hereafter.

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

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”):

USCF as General Partner for the following Funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012

The USCIF Trust currently has a new fund, USCF Canadian Crude Oil Index Fund (“UCCO”), in registration and has not commenced operations.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations.

Advisers serves as the investment adviser to the fund(s) within the ETF Trust and the Mutual Funds Trust and has overall responsibility for the general management and administration for each respective trust. Pursuant to the current Investment Advisory Agreement, Advisers provides an investment program for the ETF Trust fund(s) and the Mutual Funds Trust  fund and manages the investment of the assets.

Advisers as fund manager for each series within the ETF Trust and the USCF Mutual Funds Trust
Equity ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
Stock Split Index Fund (“TOFR”)	Fund launched September 2014
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016
USCF Mutual Funds Trust ("Mutual Funds Trust")
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017

All USCF funds and ETF Trust or Advisers funds are collectively referred to as the “Funds” hereafter.

For the Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

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

Average AUM for the three months ended March 31, 2017 decreased to $4.293 billion, or 14.2%, from the three month average of $5.005 billion for the three months ended March 31, 2016 primarily due to a $786 million decrease in USO average AUM offset by a $63 million increase in USCI average AUM. As a result of the combined overall Fund net decrease in AUM revenues decreased 8.3%, or $0.506 million , to $5.637 million from $6.143 million over the respective three month period.

Wainwright’s total operating expenses for three months ended March 31, 2017 increased $0.521 million to $4.290 million, or 13.8%, from $3.769 million for the three months ended March 31, 2016. Expected reductions in variable operating expenses, as described above, as a result of decreased AUM were offset by higher expenses gearing up for the launch of the new USCF mutual fund and other new funds producing an overall increase in fund operating expenses of $0.102 million over the respective three month period of the prior year. These variable expenses also included increased sub-adviser fees as a result of increased average AUM for the USCI fund as noted above. Other expense increases for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 included increases in employee headcount from 12 to 16 compared to the prior year totaling $0.216 million, a $0.193 million increase in general and administrative spend which included increases in new fund launch costs, one-time legal and professional service expenses and fund expense waiver reimbursements. Marketing and distribution expenses remained flat due to offsetting of decreases in variable distribution costs, as result of lower average AUM ,against increases in new fund marketing expenses.

Net income before taxes for the three months ended March 31, 2017 decreased $1.027 million to $1.349 million from $2.376 million for the three months ended March 31, 2016. The decrease was primarily due to decreases in revenue as a result of lower average AUM coupled with increased general and administrative expenses and an increase in employee headcount as noted above.

For the Nine Months Ended March 31, 2017, Compared to the Nine Months Ended March 31, 2016

Average AUM for the nine months ended March 31, 2017 increased to $4.603 billion, or 2.3%, from the nine month average of $4.498 billion for the nine months ended March 31, 2016. As a result of increased AUM revenues increased 8.1%, or $1.392 million, to $18.478 million from $17.086 million over the respective nine month period.

Wainwright’s total operating expenses for nine months ended March 31, 2017 increased $2.091 million to $13.075 million, or 19.0%, from $10.984 million for the nine months ended March 31, 2016. Variable expenses, as described above, increased $0.776 million over the respective nine month period as a result of increased AUM. Wainwright incurred an increase of $0.745 million in general and administrative expense which included and increase in one-time professional and legal fees during the nine month ended March 31, 2017 related to the launch of new funds and the acquisition by Concierge. General and administrative expenses increased for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016 also included increases in new fund startup costs of $0.147 million compared to the prior yea and an increase of $0.196 million increase of $0.196 million in fund expense waiver reimbursements based on contractual expense thresholds for certain funds. Marketing and distribution expense increased  by $0.334 million related to new fund launches and increased marketing efforts. Employee costs increased by $0.233 million over the prior year comparable period due to increases in headcount from 12 to 16 which inclued both new and replacment position hires.

Net income before taxes for the nine months ended March 31, 2017 decreased $0.701 million to $5.405 million from $6.106 million for nine months ended March 31, 2016 due to increases in general and administrative expense which included new fund launch costs, one-time acquistion expenses for the prior quarter, employee headcount increase and increased marketing efforts, partially offset by increases in revenue due to higer average AUM .

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

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Concierge incurred an operating income (before provisions for income taxes, other income and expenses, and other comprehensive gains/losses) for the three months ended March 31, 2017 of $1,099,992 as compared to an operating income of $2,385,676 for the three months ended March 31, 2016. This represents a decrease in operating income of $1,285,684 over the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.

Other income and (expenses) for the three months ended March 31, 2017 and 2016 were ($3,851) and $7,555, where the expense realized in 2017 was primarily a result of interest accruing on outstanding loan balances that did not exist for the same period in 2016. Income tax provisions for the three months ended March 31, 2017 and 2016 were $51,620 and $819,234, respectively, resulting in a net income of $1,044,521 and $1,573,997, respectively. After giving consideration to currency translation gain of $53,407, the comprehensive income for the three months ended March 31, 2017 was $1,097,928 as compared to the three months ended March 31, 2016, where currency translation gain of $15,274 resulted in a comprehensive income of $1,589,271.

Overall, the net income, before currency translation gains and losses, between the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 decreased by $529,476 or approximately 34% even though gross profit differences were insignificant. Contributing to the difference in net income between the comparison periods are the one-time transaction costs to acquire Wainwright during the prior period and also additional transaction costs related to Brigadier Security Systems and Gourmet Foods financial audits arising from prior periods.

For the Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

Concierge incurred an operating income (before provisions for income taxes, other income and expenses, and other comprehensive gains/losses) for the nine months ended March 31, 2017 of $5,079,312 as compared to an operating income of $6,029,603 for the nine months ended March 31, 2016. This represents a decrease in operating income of $950,291 for the nine months ended March 31, 2017 when compared to the nine months ended March 31, 2016, or approximately 16%.

Other income(expense) for the nine months ended March 31, 2017 and 2016 were ($4,680) and $15,254 respectively, where the expense recorded in 2017 was primarily a result of accruing interest on outstanding loan balances that did not exist for the same period in 2016. Income tax provisions for the nine months ended March 31, 2017 and 2016 were $1,707,200 and $2,183,339, respectively, resulting in a net income of $3,367,433 and $3,861,518, respectively. After giving consideration to currency translation loss of $73,820 the comprehensive income for the nine months ended March 31, 2017 was $3,293,613 as compared to the nine months ended March 31, 2016 where the currency translation loss was $1,083 and the comprehensive income was $3,860,435. Comprehensive loss is comprised of fluctuations in foreign currency exchange rates and effects the valuation of our holdings in New Zealand and Canada as a result.

Overall, the net income, before currency translation gains and losses, between the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016 decreased by $494,085 or approximately 13%. Contributing to the difference in net income and reducing the profits for the nine months ended March 31, 2017 by increasing general and administrative costs are the one-time transaction costs to acquire Brigadier Security Systems and Wainwright Holdings. Management continues to pursue an agressive acquisition strategy and expects the transaction costs to continue for the balance of the current fiscal year. While net income decreases as a result of the transaction costs, the corporation's gross revenues and gross profits are increasing incrementally with the inclusion of profit generating subsidiaries.

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

3.9	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.
3.10	Certificate of Amendment of Articles of Incorporation (increasing authorized stock) filed with the Secretary of State of Nevada on December 20, 2010.
3.11	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017. **********
3.12	Amended Bylaws of Concierge Technologies, Inc. which became the Bylaws of Concierge Technologies, Inc. on March 22, 2017. **********
10.1	Agreement of Merger between Starfest, Inc. and Concierge, Inc.*
10.2	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers. ****
10.3	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers. ****
10.4	Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert. ****

10.5	Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam. .**(**
10.6	Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam. *****
10.7	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016. ******
10.8	Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd. *******
10.9	Stock Purchase Agreement By and Among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto*********
14	Code of Ethics for CEO and Senior Financial Officers. ***
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

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

********** Previously filed with Current Report on Form 8-K on March 24, 2017 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: May 17, 2017	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.