Form 10-K
period 2017-06-30
CONCIERGE TECHNOLOGIES INC
filed 2017-10-13
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	000-29913 (Commission File Number)	90-1133909 (IRS Employer I.D. Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,867,219 based upon the price $0.06 at which the common stock was last sold as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 886,753,847 shares of Common Stock, $0.001 par value, and 13,108,474 shares of Series B Convertible, Voting, Preferred Stock on October 13, 2017. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.            BUSINESS.

General

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

Wainwright Holdings, Inc. (“Wainwright”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries, United States Commodity Funds LLC (“USCF”), and USCF Advisers LLC (“USCF Advisers”), each of which manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●	Kahnalytics, Inc. (“Kahnalytics”), a U.S. based company, captures and presents data from vehicle-mounted camera devices equipped for live-streaming.

Concierge manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by Concierge’s management in the day-to-day business affairs of its operating subsidiary businesses. Concierge’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the chief executive to head each of the operating subsidiaries. Concierge's corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.

Subsidiary Business Overview

Wainwright

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright which is controlled by our CEO and majority shareholder Nicholas Gerber and another Concierge shareholder, Scott Schoenberger. Wainwright operates through USCF and USCF Advisers, which collectively operate 13 exchange traded products (“ETPs”) and exchange traded funds (“ETFs”) listed on NYSE Arca, Inc. ("NYSE Arca") and a mutual fund with a total of approximately $4.1 billion in assets under management as of June 30, 2017. Wainwright earns revenues through its subsidiaries' contractual agreements providing investment management and advisory services in exchange for management fees charged against the funds. Wainwright’s operating subsidiaries focus primarily on providing investment advisory services to funds that invest in a broad base or single commodity, particularly in oil, natural gas, gasoline and heating oil and metals. Concierge acquired Wainwright in a stock-for-stock exchange for aggregate a total of 818,799,976 shares of our common stock and 9,354,119 shares of our Series B Voting, Convertible, Preferred stock. (See Note 12 to our Financial Statements)

Services and Customers

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations as of June 30, 2017.

USCF Advisers serves as the investment adviser to the fund(s) within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ fund(s) and manages the investment of the assets.

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

As of and for the years ended June 30, 2017 and 2016 approximately 91% of Wainwright’s revenue and accounts receivable were attributed to its three largest funds.

Competition

Wainwright faces competition from other commodity fund managers, which include larger, better financed companies that offer products similar to Wainwrights. Many of these competitors have substantially greater financial, technical, and human resources than Wainwright does, as well as greater experience in the discovery and development of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize. Wainwright will continue to develop and consider new fund opportunities identified through its research efforts and review of market needs. However, the cost of launching and seeding new funds is dependent upon existing and new capital resources. The ability to successfully launch new funds competing with much larger financial institutions with greater financial and human capital will be challenging.

Regulation

Wainwright’s operating subsidiaries, USCF and USCF Advisers, are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. ETPs issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933. USCF Advisers advises exchange traded funds and a mutual fund registered with the SEC under the Investment Company Act of 1940.

Employees

Wainwright’s operating subsidiaries employ approximately 15 persons, a majority of whom are located in Oakland, California. The operating subsidiaries are responsible for the retention of sub-advisers to manage the investments of each managed Funds’ assets in conformity with their respective investment policies if the operating subsidiary does not provide those services directly. Wainwright’s operating subsidiaries may also retain third-parties to provide custody, distribution, fund administration, transfer agency, and all other non-distribution related services necessary for each fund to operate. Wainwright, through its operating subsidiaries, bears all of its own costs associated with providing these advisory services and the expenses of the members of the board of directors of each fund who are affiliated with Wainwright.

Intellectual Property

Wainwright subsidiary USCF owns registered trademarks for USCF and USCF Advisers.  The funds USCF is a general partner or sponsor of each have registered trademarks owned by USCF. Additionally, USCF was granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Gourmet Foods

On August 11, 2015, Concierge acquired all of the issued and outstanding stock in Gourmet Foods, a commercial-scale manufacturer of meat pies under the brand names "Ponsonby Pies" and "Pat's Pantry", located in Tauranga, New Zealand. Gourmet Foods distributes its products through major grocery store chains, convenience stores, small restaurants and gasoline station markets located in New Zealand. The purchase price of $1.75 million was paid in cash. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers.

Products and Customers

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

For the year ended and balance sheet date of June 30, 2017, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 18% of Gourmet Foods sales revenues and 26% of Gourmet Foods accounts receivable as compared to 13% and 34% for the prior 11-month period ended June 30, 2016, respectively. The second largest in the grocery industry accounted for approximately 11% of Gourmet Foods sales revenues for the year ended June 30, 2017 as compared to 12% for the 11-month period ended June 30, 2017. This same group accounted for 11% of Gourmet Foods accounts receivable for the year ended June 30, 2017 as compared to 15% for the 11-month period ended June 30, 2016. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the year ended and balance sheet date of June 30, 2017, accounted for approximately 43% of Gourmet Foods’ gross sales revenues as compared to 45% for the 11-month period ended June 30, 2016. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The second largest is made up of a buying consortium of independent service station operators accounting for 10% of gross sales and, as a group, 14% of accounts receivable for the year ended June 30, 2017 as compared to 11% of sales and 14% of accounts receivable, as a group, for the 11-month period ended June 30, 2016. As with the other buying consortium, no single member of the buying group is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of Gourmet Foods’ gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of revenues or accounts receivable.

Sources and Availability of Materials

Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise. However, the unavailability of or increase in price in any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Competition

Gourmet Foods faces competition from other commercial-scale manufacturers of meat pies located in New Zealand and Australia. Competitors’ products may be more effective, or more effectively marketed and sold, than any products Gourmet Foods may commercialize. Larger competitors in New Zealand also enjoy a wider and more entrenched market share making it particularly difficult for us to penetrate certain market segments and even if penetrated, might make it difficult to maintain.

Seasonality

The location of Gourmet Foods in the southern hemisphere provides them with a warm Christmas holiday season and some increased business as customers tend to be traveling and purchase more ready-to-eat foods. The opposing seasons to the northern hemisphere work to offset the corresponding down turn in revenues for our Canadian subsidiary during winter months. Overall, the consolidated business does not experience any material seasonality.

Regulation

In New Zealand our subsidiary, Gourmet Foods, is required to have certain permits from health regulatory agencies and export permits for certain products it chooses to export. Gourmet Foods is also subject to local regulations as are usual and customary for those in the food processing, manufacturing and distribution business.

Intellectual Property

Gourmet Foods, Ponsonby Pies and Pat’s Pantry are all registered trademarks of Gourmet Foods, Ltd.

Employees

Gourmet Foods employs approximately 45 persons in New Zealand.

Brigadier

On June 2, 2016, Concierge acquired all of the issued and outstanding stock in Brigadier, a Canadian corporation located in Saskatoon, Saskatchewan. Brigadier sells and installs alarm monitoring and security systems to commercial and residential customers under brand names "Brigadier Security Systems" and "Elite Security" throughout the province of Saskatchewan with offices in Saskatoon and Regina. The purchase price of $1.54 million was paid in cash.

Services, Products and Customers

Brigadier was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek dealers in Saskatchewan with offices in both major urban areas of Regina (under the fictitious business name of “Elite Security”) and Saskatoon. Brigadier is also a Honeywell Certified Access Control Distributor, Kantech Global Dealer and UTC Interlogix Security Pro dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera monitoring, motion detection, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and a full-time monitoring of the premises. The contract for monitoring the premise is then conveyed to a third-party telecom in exchange for an upfront payment and recurring residuals based on subscriber contracts.

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly residuals, totaled 46% of the total Brigadier revenues for the year ended June 30, 2017, and accounted for approximately 40% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2017. There is no comparison data for the prior year as the company was not acquired until June 2016.

Sources and Availability of Materials

Brigadier purchases alarm panels, digital and analog cameras, mounting hardware and accessory items needed to complete security installations from a variety of sources. The manufacture of electronic items such as those sought by Brigadier has expanded to a global scale thus providing Brigadier with a broad choice of suppliers. Brigadier bases its vendor selection on several criteria including: price, availability, shipping costs, quality, suitability for purpose and the technical support of the manufacturer.

Competition

Although it holds a dominant market position in Saskatchewan, Brigadier faces competition from larger, better financed companies that offer similar products and services. In addition, it is anticipated that Brigadier will face increasing competition as disruptive technologies enter the market. However, with respect to the market share we currently enjoy, Brigadier hopes that their core customers will remain loyal and that an opportunity exists to capitalize on the deployment of new technologies. We will continue to strive to capture additional customers through organic growth and a focus on quality.

Seasonality

Brigadier, due to its location in the province of Saskatchewan, Canada, is far enough north that winter weather has a negative effect on their ability to complete some installations, particularly those involving new construction. For this reason, the period from November through February typically produces less revenue than comparison periods during other seasons of the year.

Employees

Brigadier employs approximately 21 persons in Canada.

Kahnalytics

On May 26, 2015, a new wholly-owned subsidiary of Concierge named Kahnalytics was established in the State of California for the purpose of taking on the segment of the business retained in the spinoff of our former subsidiary, Janus Cam. That business is being allowed to atrophy as customer contracts expire and management expects to be able to exit the industry within the coming fiscal year.

Available Information

Concierge is required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Investors may read and copy any document that Concierge files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Concierge's SEC filings.

We maintain a website at www.conciergetechnology.net. We make available free of charge on or through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2.          PROPERTIES

We own no plants or real property.

Facilities

Administrative offices are housed by our Chief Financial Officer, David Neibert, whose mailing address is 29115 Valley Center Rd., K-206, Valley Center, CA 92082. The Company pays no rent and has no lease obligations. Our wholly-owned subsidiary, Brigadier, rents facilities in Saskatoon and Regina, Canada. Our wholly-owned subsidiary, Gourmet Foods, rents facilities in Tauranga, New Zealand. Wainwright leases office space in Oakland, CA. We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

ITEM 3.           LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock presently trades on the OTC Markets QB Exchange. The high and low bid prices, as reported by OTC Markets, are as follows for fiscal years ended June 30, 2016 and 2017. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices are adjusted for the 1:10 reverse stock split effectuated on December 15, 2015.

	High	Low
	Calendar 2015
3rd Quarter	$0.095	$0.030
4th Quarter	$0.089	$0.020

	Calendar 2016
1st Quarter	$0.100	$0.020
2nd Quarter	$0.040	$0.020
3rd Quarter	$0.06	$0.031
4th Quarter	$0.06	$0.035

	Calendar 2017
1st Quarter	$0.10	$0.041
2nd Quarter	$0.10	$0.049

Holders

On June 30, 2017, there were approximately 365 registered holders of record of our common stock.

Dividends

Until the acquisition of Wainwright in the current year, we have had no retained earnings and have declared no dividends on our capital stock. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. Under Nevada law, a company - such as our company - can pay dividends only

•	from retained earnings, and

•	and no distribution can be made, if after giving it effect,

•	the corporation would not be able to pay its debts as they become due in the usual course of business; or

•

except as otherwise specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the company to declare and pay dividends.

Penny Stock Regulations

Our common stock trades on the OTC Markets QB Exchange at a price less than $5 a share and therefore is subject to the rules governing "penny stocks."

A "penny stock" is any stock that:

•	sells for less than $5 a share.

•	is not listed on an exchange or authorized for quotation on The Nasdaq Stock Market, and

•	is not a stock of a "substantial issuer." We currently have net tangible assets of at least $2 million which would qualify us as a “substantial issuer”.

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

Finally, the broker-dealer must also obtain from the customer a written agreement to purchase the penny stock, identifying the stock and the number of shares to be purchased.

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

•	A warning that a large spread between the bid and the offer price can make the resale of the stock very costly,

•	Telephone numbers a person can call if he or she is a victim of fraud,

•	Admonitions -

•	to use caution when investing in penny stocks,

•	to understand the risky nature of penny stocks,

•	to know the brokerage firm and the salespeople with whom one is dealing, and

•	to be cautious if one’s salesperson leaves the firm.

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past two years:

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright, a Delaware corporation, controlled as a group by our CEO and majority shareholder Nicholas Gerber together with affiliated shareholder Scott Schoenberger. The purchase price was paid in a stock-for-stock exchange whereby the sellers of Wainwright shares received in the aggregate a total of 818,799,976 shares of our common stock and 9,354,119 shares of our Series B Voting, Convertible, Preferred stock. The transaction was accounted for as a pooling of interest under common control. We sold no shares of any class of stock and issued no stock options during the past two years.

Common Stock issued in the transaction:

Date	No. of Shares	Shareholder
Dec 9, 2016	51,998,513	Robert Nguyen & Mitzi Wong-Nguyen
Dec 9, 2016	47,954,185	Andrew Ngim & Eleanor Yee
Dec 9, 2016	106,308,072	Eliot & Sheila Gerber
Dec 9, 2016	105,971,611	Scott & Jennifer Schoenberger
Dec 9, 2016	286,882,373	The Nicholas & Melinda Gerber Living Trust
Dec 9, 2016	168,706,288	Gerber Family Trust (FBO Jacob & Vasch)
Dec 9, 2016	17,332,838	BJ Gerber Family Trust
Dec 9, 2016	8,564,461	Jerry Goodman
Dec 9, 2016	9,176,208	Michelle Goodman
Dec 9, 2016	3,670,483	Sarah Mason Crook
Dec 9, 2016	4,282,231	Susan Bailey Crook
Dec 9, 2016	7,952,714	Suzanne Glasgow

Series B Voting, Convertible, Preferred stock issued in the transaction:

Date	No. of Shares	Shareholder
Dec 9, 2016	9,354,119	The Nicholas & Melinda Gerber Living Trust

All of the above unregistered issuances were made pursuant to the exemption from registration provided by the Commission’s Regulation D, Rule 506. All purchasers were either accredited investors or, if not, were provided copies of our recent filings with the Commission including financial statements meeting the requirements of the Commission’s Item 310 of Regulation S-B. All purchasers were provided the opportunity to ask questions of our management.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this annual report on Form 10-K. See "Financial Statements."

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause Concierge Technologies, Inc.’s (“Concierge” or the “Company”) actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe Concierge’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and Concierge cannot assure investors that the projections included in these forward-looking statements will come to pass. Concierge’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Concierge has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and Concierge assumes no obligation to update any such forward-looking statements. Although Concierge undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that Concierge may make directly to them or through reports that Concierge in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Introduction

Concierge Technologies, Inc. (“Concierge”) or the (“Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada, respectively. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

Wainwright Holdings, Inc. (“Wainwright”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●	Kahnalytics, Inc. (“Kahnalytics”), a U.S. based company, captures and presents data from vehicle-mounted camera devices equipped for live-streaming.

Critical Accounting Policies

A summary of our significant accounting policies is described in detail in Note 2 to our Financial Statements.

Results of Operations

Concierge and Subsidiaries

With the acquisition of Wainwright, where Wainwright and Concierge have a commonality of ownership and control as represented by the shareholdings, the acquisition has been recorded as a transaction between entities under common control on the Consolidated Balance Sheets of the Company. Further, the Consolidated Statements of Operations and Comprehensive Income have been adjusted to include the carrying value of operations of Wainwright as if the transaction had concluded on July 1, 2015.

For the Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

Operating Income

Concierge produced an operating income for the year ended June 30, 2017 of $6.8 million as compared to $8.9 million for the year ended June 30, 2016. This represents a decrease in operating income of $2.1 million for the year ended June 30, 2017 when compared to the year ended June 30, 2016, or approximately 24%. The decrease in operating income is primarily attributable to transaction costs incurred while acquiring Brigadier, Gourmet and Wainwright as well as increased advertising and marketing costs during the current year connected to the launching of new product offerings.

Other Expenses

Other expense, including provision for income tax of $1.6 million and $3.6 million, for the years ended June 30, 2017 and 2016 were $1.5 million and $3.6 million for the years ended June 30, 2017 and 2016, respectively, resulting in a net income of $5.2 million and $5.3 million, respectively. After giving consideration to currency translation gains of $0.1 million the comprehensive income for the year ended June 30, 2017 was $5.3 million as compared to the year ended June 30, 2016 where the currency translation loss was $30 thousand and the comprehensive income was $5.2 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects the valuation of our holdings in New Zealand and Canada.

Net Income

Overall, the net income between the year ended June 30, 2017 as compared to the year ended June 30, 2016 decreased by $0.1 million or approximately 2% to $5.2 million. Contributing to the difference in net income and reducing the profits for the year ended June 30, 2017 by increasing general and administrative costs are the one-time transaction costs to acquire Brigadier and Wainwright. Management continues to pursue a slightly less aggressive acquisition strategy and expects the transaction costs to diminish over the coming fiscal year. While net income decreased as a result of the transaction costs, the corporation's gross revenues and gross profits are increasing incrementally with the inclusion of profit generating subsidiaries.

Income Tax

Provision for income tax for the years ended June 30, 2017 and 2016 are $1.6 million and $3.6 million, respectively, primarily attributable to our United States operations through our subsidiary Wainwright. The decrease in income tax for the year is mainly attributable to lower net profits as well as the application of net loss carry forward balances not utilized in prior years.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in and July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  USCF Advisers advises two exchange traded funds (“ETFs”) and one commodity mutual fund registered with the SEC under the Investment Company Act of 1940. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations as of June 30, 2017.

USCF Advisers serves as the investment adviser to the fund(s) within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ fund(s) and manages the investment of the assets.

Advisers as fund manager for each series within the USCF Trust and the USCF Mutual Funds Trust
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
Stock Split Index Fund (“TOFR”)	Fund launched September 2014
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016
USCF Mutual Funds Trust ("Mutual Funds Trust")
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017

All USCF funds and the Trusts' funds are collectively referred to as the “Funds” hereafter. (see Note 17 to the consolidated financial statements for updates on fund launches or liquidations)

For the Year Ended June 30, 2017, Compared to the Year Ended June 30, 2016

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

Average AUM for the year ended June 30, 2017 remained at $4.5 billion, substantially unchanged from the year ended June 30, 2016. However, the mix of individual funds with higher management and advisory fees which had larger AUM's contributed to a 1.6% increase in revenue, or $0.4 million, to $23.9 million from $23.5 million.

Wainwright’s total operating expenses for year ended June 30, 2017 increased by $2.3 million to $17 million, or 16%, from $14.7 million for the year ended June 30, 2016. Variable expenses, as described above, increased $0.8 million over the respective twelve-month period due to additional operating costs for new funds, an increase in sub-advisory fees as a result of higher AUM for our USCI fund which was offset by higher revenue as noted above, and an increase in fees and licenses for new and existing funds. Wainwright incurred an increase of $0.7 million in general and administrative expense which included an increase in one-time professional and legal fees during the year ended June 30, 2017 related to the launch of new funds and the acquisition by Concierge. General and administrative expense increases also included increases in fund expense waiver reimbursements based on contractual expense thresholds for certain funds, increases in other professional fees, and an increase in travel and entertainment expense as a result of increased marketing efforts and headcount. Marketing and distribution expense increased by $0.4 million to $3.3 million as a result of new fund launches and increased marketing efforts. Employee costs increased by $0.3 million over the prior year comparable period to $4.5 million due to increases in headcount from 12 to 15 which included both new and replacement position hires consisting of an overall increase of $0.8 million offset by a reduction in one-time payments of $0.5 million.

Net income before taxes for the year ended June 30, 2017 decreased $1.8 million to $7 million from $8.8 million for year ended June 30, 2016 due to increases in operations expenses, general and administrative expenses and marketing expenses due to new fund costs, one-time expenses relating to the Concierge transaction, an increase in employee headcount and increased marketing efforts.

Gourmet Foods, Ltd.

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

The accompanying financial statements include the operations of Gourmet Foods for the period August 1, 2015 through June 30, 2016 as compared to the operations for the period July 1, 2016 through June 30, 2017. Due to these differences in the accounting periods, the comparative results below will not be a true representation of Gourmet Foods' operating trends.

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

For the Year Ended June 30, 2017 Compared to the Eleven Months Ended June 30, 2016

Net revenues for the year ended June 30, 2017 were $4.8 million with cost of goods sold of $3.3 million resulting in a gross profit of $1.5 million as compared to the eleven months ended June 30, 2016 where net revenues were $3.8 million; cost of goods sold were $2.5 million; and gross profit was $1.3 million.

General, administrative and selling expenses, including wages and marketing, for the year ended June 30, 2017 and the eleven months ended 2016 were $1.1 million and $0.7 million producing operating income of $0.3 million and $0.6 million, respectively, or approximately 7% net operating profit for year ended June 30, 2017 as compared to 15% for the eleven months ended June 30, 2016.

The depreciation expense, income tax provision and other income totaled $0.3 million for the year ended June 30, 2017 as compared to $0.3 million for the eleven months ended June 30, 2016, resulting in a net income of approximately $14 thousand as compared to a net income of $0.2 million, respectively.

Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (under the fictitious business name of “Elite Security”) and Saskatoon. SecurTek is owned by Saskatchewan's publicly-owned telecommunications utility with well over 100,000 customers across Canada. Brigadier is also a Honeywell Certified Access Control Distributor, Kantech Global Dealer and UTC Interlogix Security Pro dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera monitoring, motion detection, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and a full-time monitoring of the premises. The contract for monitoring the premises` is then conveyed to a third-party telecom in exchange for recurring residuals based on subscriber contracts.

The accompanying Condensed Consolidated Statements of Operations include the operations of Brigadier only for the one month ended June 30, 2016 because Concierge did not acquire Brigadier until June 2, 2016. As a result, there is no meaningful comparison data to be supplied for the year ended June 30, 2016.

Brigadier operates exclusively in Canada and thus the Canadian dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the U.S. dollar, with that of Brigadier, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30. The translation of Canadian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Expense found on the Condensed Consolidated Balance Sheets.

Brigadier purchases various component parts and accessories anticipated to be required in near-term installations of systems pursuant to sales forecasts. These parts are listed in inventory until sold, which is determined by a sales contract, delivery of the product, and a reasonable expectation of payment under typical terms of sale are in evidence. Inventories are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. At each reporting period, and no less frequently than quarterly, Brigadier compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower.

For the Year Ended June 30, 2017

The net revenues for the year ended June 30, 2017 were $3.1 million with cost of goods sold recorded as $1.3 million, resulting in a gross profit of $1.8 million with a gross margin of approximately 57%.

General, administrative and selling expenses for the year ended June 30, 2017 were $1.3 million producing an operating profit of $0.5 million or approximately 15%.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $141 thousand for the year ended June 30, 2017 resulting in a net profit of $0.3 million.

Kahnalytics, Inc.

Kahnalytics was established in 2015 to carry on the residual business of Janus Cam after disposal of that subsidiary. For the years ended June 30, 2017 and 2016, the Company has incurred de minimis operating losses insignificant to the overall enterprise. As of June 30, 2017, the business is being wound down and management expects operations within the industry of mobile video and live-streaming data to be eliminated during the coming fiscal year.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to transition our Kahnalytics subsidiary into a more profitable industry sector through acquisition or business combination thus stemming losses and growing revenues. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market. Wainwright will continue to develop innovative and new fund products to grow its portfolio. Our long-term mission is to continue with our acquisition strategy by identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management to produce increasing revenue streams. By these initiatives we hope to:

●	continue to gain market share for our wholly owned subsidiaries’ areas of operation,
●	increase our gross revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	Have sufficient cash reserves to pay down accrued expenses,
●	Attract parties who have an interest in selling their privately held companies to us, and
●	Achieve efficiencies in accounting and reporting through consolidated operations of our subsidiaries from a management perspective.

Liquidity and Capital Resources

Concierge is a holding company that conducts its operations through its subsidiaries. At its holding-company level, its liquidity needs relate to operational expenses and the funding of additional business acquisitions. Our operating subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes.

As of June 30, 2017, we had $6.7 million of cash and cash equivalents on a consolidated basis as compared to $5.5 million as of June 30, 2016. Concierge, without inclusion of its subsidiary companies, as of June 30, 2017, had cash and cash equivalents of $1.8 million compared to $0.3 million at June 30, 2016.

During the previous 2 years, Concierge has invested approximately $3.5 million in cash towards purchasing and assimilating Gourmet Foods and Brigadier Security Systems into the Concierge Technologies group of companies. Concierge also acquired Wainwright, which provides a significant revenue stream and value. Concierge continues to pursue alternative business strategies with Kahnalytics and intends to grow that opportunity as the situation develops while limiting its capital expenditures and curtailing operating losses. Management forecasts Wainwright, Gourmet Foods and Brigadier to all produce a profit during the current fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the current fiscal year. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Management believes these acquisitions can be completed with available cash resources with no further equity dilution or debt instruments. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives.

Borrowings

As of June 30, 2017, we had $0.7 million of indebtedness on a consolidated basis as compared to $0.6 million as of June 30, 2016. Concierge, without inclusion of its subsidiary companies, as of June 30, 2017 and June 30, 2016, had $0.6 million of indebtedness.  We are not required to make interest payments on our notes until the maturity date.

Current related party notes payable consist of the following:

	June 30, 2017	June 30, 2016
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	$-	$5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	-
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	-
	$603,500	$8,500

On April 8, 2016 and May 25, 2016, the Company entered into convertible promissory note agreements (the “Promissory Notes”) with the Gerber Irrevocable Family Trust, an affiliate of our shareholder and CEO, that resulted in the funding of $350,000 and with the Schoenberger Family Trust, an affiliate of our shareholder and director, that resulted in the funding of $250,000, respectively. The Promissory Notes bear interest at four percent (4%) per annum and increases to nineteen percent (19%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of 0.01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4 percent annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Notes.

During the prior six months, our subsidiary Brigadier has been purchasing new service vehicles to replace the aging leased vehicle fleet. The new vehicles are, in part, financed by a Saskatchewan-based bank through an installment loan agreement related to each vehicle collateralized individually as the vehicles are delivered. As of June 30, 2017 Brigadier had, in the aggregate, an outstanding principal balance of CD$116,658 (approx. US$89,993). The loan principal together with interest is amortized over 60 equal monthly installments. (Refer to Note 11 in the Financial Statements)

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. These investments are described further in Note 7 to our Financial Statements.

Reverse Stock Split

Our Board and the majority stockholders have approved the adoption of a one-for-thirty (1:30) reverse stock split whereby each thirty shares of our common stock and Series B Preferred stock issued and outstanding as of the record date established by the Board shall be combined into one share of common stock or preferred stock, as applicable (the “Reverse Stock Split”). The Reverse Stock Split will become effective as determined by the Board in its discretion at any time prior to December 31, 2017.

Distributions

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the company to declare and pay dividends. Prior to the acquisition of Wainwright we had no retained earnings and had declared no dividends on our capital stock. Subsequent to the acquisition of Wainwright, we have paid no dividends and we do not expect to pay any dividends over the next fiscal year.

Off-Balance Sheet Arrangements

As of October 13, 2017, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

●	An obligation under a guarantee contract,
●	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
●

An obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concierge Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended June 30, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concierge Technologies, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Francisco, California

October 13, 2017

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS
		As Adjusted
CURRENT ASSETS:
Cash and cash equivalents	$6,730,486	$5,454,107
Accounts receivable, net	871,570	839,220
Accounts receivable, related parties	1,762,271	2,124,104
Inventory, net	444,274	436,541
Prepaid income tax and tax receivable	1,276,540	354,308
Investments	3,578,749	993
Other current assets	369,599	242,584
Total current assets	15,033,489	9,451,857

Restricted cash	14,870	-
Property and equipment, net	1,159,465	1,166,693
Goodwill	498,973	498,973
Intangible assets, net	899,276	1,018,213
Deferred tax assets, net	1,480,272	1,179,472
Long - term assets	509,538	509,538
Total assets	$19,595,883	$13,824,746

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,842,855	$2,396,817
Expense waivers	589,093	448,930
Purchase consideration payable	-	214,035
Notes payable - related parties	3,500	8,500
Equipment loans	17,388	8,500
Convertible promissory notes payable - related parties, net	-	600,000
Total current liabilities	3,452,836	3,676,782

LONG TERM LIABILITIES
Notes payable - related parties	600,000	-
Equipment loans	72,605	-
Deferred tax liabilities	258,601	272,095
Total liabilities	4,384,042	3,948,877

Commitments and contingencies

Convertible preferred stock, 50,000,000 authorized par $0.001
Series B convertible preferred stock: 13,108,474 issued and outstanding at June 30, 2017 and June 30, 2016	2,011,934	2,011,934
	2,011,934	2,011,934

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 900,000,000 shares authorized; 886,753,847 shares issued and outstanding at June 30, 2017 and June 30, 2016	886,754	886,754
Additional paid-in capital	6,317,440	6,317,440
Accumulated other comprehensive income (loss)	119,338	(30,303)
Retained earnings (accumulated deficit)	5,876,375	690,044
Total stockholders' equity	13,199,907	7,863,935
Total liabilities and stockholders' equity	$19,595,883	$13,824,746

The accompanying notes are an integral part of these audited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,	Year Ended June 30,
	2017	2016
		As Adjusted

Net revenue
Fund management - related party	$23,926,065	$23,551,395
Food products	4,791,996	3,756,402
Security alarm monitoring	3,136,733	348,553
Other	156,327	120,430
Net revenue	32,011,121	27,776,780

Cost of revenue	4,848,141	2,746,132

Gross profit	27,162,980	25,030,648

Operating expense
General and administrative expense	5,627,235	4,090,168
Fund operations	5,431,408	4,624,879
Marketing	3,434,228	2,926,950
Depreciation and amortization	418,840	229,469
Salaries and compensation	5,519,079	4,249,216
Impairment of inventory value	2,090	48,330
Total operating expenses	20,432,880	16,169,012

Income from operations	6,730,100	8,861,636

Other income (expense)
Other income	64,039	1,204
Interest income	3,177	1,713
Interest expense	(21,582)	(8,686)
Total other income (expense)	45,634	(5,769)

Income before income taxes	6,775,734	8,855,867

Provision of income taxes	1,589,403	3,580,632

Net income	$5,186,331	$5,275,235

Weighted - average shares of common stock
Basic	886,753,847	886,753,847
Diluted	1,148,923,324	1,148,923,324

Net income per common share
Basic	$0.01	$0.01
Diluted	$0.00	$0.00

The accompanying notes are an integral part of these audited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,	Year Ended June 30,
	2017	2016
		As Adjusted

Net income	$5,186,331	$5,275,235

Other comprehensive income (loss)
Foreign currency translation gain (loss)	113,444	(30,303)
Changes in short - term investment valuation	36,197	-
Comprehensive income	$5,335,972	$5,244,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Preferred Stock (Series B)		Common Stock		Additional		Accumulated	Total Concierge's
	Number of Shares	Amount(1)	Number of Shares	Par Value	Paid - in Captial	Accumulated OCI	(Deficit) Retained Earnings	Equity
Balance at June 30, 2015	3,754,355	$3,754	67,953,871	$67,954	$8,325,620	$-	$(6,349,570)	$2,044,004

Shares issued in acquistion to Wainwright shareholders	9,354,119	2,008,180	818,799,976	818,800	(2,008,180)	-	1,764,379	574,999
Loss on currency translation for the year ended June 30, 2016	-	-	-	-	-	(30,303)	-	(30,303)
Net loss for the year ended June 30, 2016							5,275,235	5,275,235
Balance at June 30, 2016	13,108,474	2,011,934	886,753,847	886,754	6,317,440	(30,303)	690,044	7,863,935

Additional other comprehensive income	-	-	-	-	-	36,197	-	36,197
Gain (loss) on currency translation for the year ended June 30, 2017	-	-	-	-	-	113,444	-	113,444
Net income for the year ended June 30, 2017							5,186,331	5,186,331
Balance at June 30, 2017	13,108,474	$2,011,934	886,753,847	$886,754	$6,317,440	$119,338	$5,876,375	$13,199,907

Note (1)

Upon issuance of the preferred shares in the Wainwright acquisition, the Company no longer had sufficient authorized, unissued, common stock to allow for Series B conversion. Accordingly, the Series B was reclassified to the mezzanine section. Other equity accounts have been adjusted to reflect the historical cost basis of Wainwright.

The accompanying notes are an integral part of these audited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2017	2016
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,186,331	$5,275,235
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	418,840	229,469
Realized (gain) on sale of investments	(2,399)	(526)
Realized loss (gain) on disposal of equipment	(4,341)	-
(Increase) decrease in current assets:
Accounts receivable	(24,890)	(32,863)
Accounts receivable - related party	361,834	(382,959)
Notes receivable	-	(150,000)
Deferred taxes	(314,294)	329,279
Prepaid income taxes	(918,230)	414,212
Inventory	(2,109)	154,723
Other assets	(101,725)	(38,959)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	449,756	(538,344)
Expense waivers payable - related party	140,163	48,930
Conversion of loan to other income	(8,500)
Net cash provided by operating activities	5,180,436	5,308,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of subsidiary net of subsidiary cash acquired	(214,035)	(2,766,205)
Purchase of equipment	(259,017)	(103,662)
Sale of investments	227,632	-
Purchase of investments	(3,766,111)	-
Net cash (used in) investing activities	(4,011,531)	(2,869,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equipment loan	88,383	-
Loans from related parties	(5,000)	600,000
Wainwright Holdings, Inc. stock repurchase and dividends	-	(847,264)
Net cash provided by (used in) financing activities	83,383	(247,264)

Effect of exchange rate change on cash and cash equivalents	24,090	(90,235)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,276,378	2,100,833

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	5,454,107	3,353,274

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$6,730,486	$5,454,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$5,000	$-
Income taxes paid, U.S.	$2,475,800	$3,935,000

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTE 1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, is the parent company to wholly-owned subsidiaries engaged in various business activities. The most significant business of Concierge is Wainwright Holdings, Inc. a Delaware corporation (“Wainwright”). Wainwright is a holding company for two subsidiaries, United States Commodity Funds LLC (“USCF”), and USCF Advisers LLC (“USCF Advisers”). USCF and USCF Advisers operate exchange traded products ("ETPs") with combined fund assets under management of approximately $4.1 billion USD as of June 30, 2017. Other Concierge subsidiaries include two foreign subsidiaries Gourmet Foods, Ltd. (“Gourmet Foods”), a manufacturer and distributor of meat pies in New Zealand; Brigadier Security Systems (2000) Ltd. (“Brigadier”), a provider of security alarm installation and monitoring service located in Canada; and Kahnalytics, Inc. a California corporation (“Kahnalytics”), providing vehicle-based live streaming video and event recording to online subscribers.

Concierge manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by Concierge’s management in the day-to-day business affairs of its operating subsidiary businesses. Concierge’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. Concierge's corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements, which are referred herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier and Kahnalytics.

Wainwright was acquired during the current fiscal year. Due to the commonality of ownership and control between the two companies, the transaction has been accounted for as a transaction between entities under common control (Refer to Note 12 of the Financial Statements).

The accompanying Financial Statements as of June 30, 2017 and June 30, 2016 include the assets, liabilities and the results of operations of Wainwright at carrying amounts as though the transaction and exchange of equity interests has occurred at the beginning of the comparative period, or July 1, 2015.

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

Concentrations of Risk

Concierge’s corporate office maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. The corporation’s uninsured cash balance in the United States was $1.6 million at June 30, 2017. The Company’s subsidiary, Wainwright, also maintains cash balances at various high credit quality institutions and from time to time those deposits exceed the FDIC coverage amount of $250,000. As of June 30, 2017 the uninsured amount for Wainwright subsidiaries totaled approximately $3.6 million, though no losses have been realized and none are expected. Cash balances in Canada are maintained at a financial institution in Saskatoon, Saskatchewan by the Company’s subsidiary. Each account is insured up to CD$100,000 by Canada Deposit Insurance Corporation (CDIC). The Company’s subsidiary had an uninsured cash balance in Canada of approximately CD$0.5 million (approximately US$0.4 million) at June 30, 2017. Balances at financial institutions within certain foreign countries, including New Zealand where the Company’s subsidiary maintains cash balances, are not covered by insurance. As of June 30, 2017, the Company’s subsidiary had uninsured deposits related to cash deposits in uninsured accounts maintained within foreign entities of approximately NZ$0.7 million (approximately US$0.5 million). The Company has not experienced any losses in such accounts.

Accounts Receivable, Related Parties and Accounts Receivable, net

Accounts receivable primarily consists of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned.

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2017 and 2016, the Company had an insignificant amount recorded in doubtful accounts.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. Sales to the two largest customers, which includes contracts and recurring monthly residuals from the monitoring company, totaled 46% of the total revenues for the year ended June 30, 2017, and accounted for approximately 40% of accounts receivable as of the balance sheet date of June 30, 2017. There is no comparison data for the prior year as the company was not acquired until June 2016.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. For the year ending and balance sheet date of June 30, 2017, our largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 18% of our gross sales revenues and 41% of our accounts receivable as compared to 14% and 34% respectively for the prior 11 months ended June 30, 2016. The second largest in the grocery industry accounted for approximately 11% and 10% of our gross revenues and 11% and 12% of our accounts receivable for the year ending and 11 months ended June 30, 2017 and 2016 respectively. In the gasoline convenience store market we supply two major channels. The largest is a marketing consortium of gasoline dealers who for the year ending and balance sheet date of June 30, 2017 accounted for approximately 43% of our gross sales revenues as compared to 44% for the 11-month period ended June 30, 2016. No single member of the consortium is responsible for a significant portion of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales however no single independent operator is responsible for a significant portion of our accounts receivable. The third category of independent retailers and cafes accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues or accounts receivable. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated 12 month revenues and accounts receivable as of June 30, 2017 and June 30, 2016 as depicted below.

	12 months ended June 30, 2017		June 30, 2017
	Revenue		Accounts Receivable
Fund
USO	$13,761,317	58%	$1,060,421	60%
USCI	4,865,171	20%	317,032	18%
UNG	3,118,432	13%	217,760	12%
All Others	2,181,145	9%	167,058	10%
Total	$23,926,065	100%	$1,762,271	100%

	12 months ended June 30, 2016		June 30, 2016
	Revenue		Accounts Receivable
Fund
USO	$14,020,971	59%	$1,245,396	59%
USCI	4,244,613	18%	400,258	19%
UNG	3,242,502	14%	280,431	13%
All Others	2,043,309	9%	198,020	9%
Total	$23,551,395	100%	$2,124,105	100%

Reclassifications

For comparative purposes, prior year’s Financial Statements have been reclassified to conform to report classifications of the current year after giving consideration to the acquisition of Wainwright Holdings, Inc. as a pooling of interests under common control.

Inventory

Inventories, consisting primarily of food products and packaging in New Zealand and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower. For the years ended June 30, 2017 and June 30, 2016 impairment to inventory value was recorded as $2,090 and $48,330, respectively. An assessment is made at the end of each fiscal year to determine what inventory items have remained in stock from the close of the previous fiscal year. If such items exist a reserve is established to reduce inventory value by the value of these items. At the years ended June 30, 2017 and June 30, 2016, the reserve for slow moving inventory was $18,589 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful life of the asset (see Note 5 to the Financial Statements).

Category	Estimated Useful Life (in years)
Plant and equipment:	5	to	10
Furniture and office equipment:	3	to	5
Vehicles	3	to	5

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the years ended June 30, 2017 and 2016.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the years ended June 30, 2017 or 2016.

Investments and Fair Value of Financial Instruments

Short-term investments are classified as available-for-sale securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses). The Company values its investments in accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level 2 assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 3 – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of the Company’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level 1	Level 2	Level 3
Money market funds	$86,204	$86,204	$-	$-
Mutual fund investment	2,450,920	2,450,920	-	-
ETF investment	809,900	809,900	-	-
Hedge asset	230,746	-	230,746	-
Other equities	979	979	-	-
Total	$3,578,749	$3,348,003	$230,746	$-

During the year ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of the Company’s securities at June 30, 2016 using the fair value hierarchy:

At June 30, 2016	Total	Level 1	Level 2	Level 3
Money market funds	$96	$96	$-	$-
Other equities	897	897	-	-
Total	$993	$993	$-	$-

During the year ended June 30, 2016, there were no transfers between Level I and Level II.

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and related bakery confections in New Zealand, security alarm system installation and monitoring service in Canada, and subscriptions to gathering of live-streaming video recording data displayed online to users. Revenue is accounted for net of sales taxes, sales returns, trade discounts. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the delivery has occurred, no other significant obligations of the Company exist, and collectability is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2017 and 2016 were $3.4 million and $2.9 million, respectively.

Other Comprehensive Income (Loss) and Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods, Ltd. use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation gains and losses classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet was approximately $113 thousand and ($30) thousand as of June 30, 2017 and 2016, respectively. Other comprehensive income (loss) is attributed to changes in the valuation of short term investments held by Wainwright for approximately $36 thousand and $0 for the years ended June 30, 2017 and 2016, respectively. Foreign currency transaction gains and losses can occur if a transaction is settled in a currency other than the entity's functional currency. For the years ended June 30, 2017 and June 30, 2016 there were no material transactional gains or losses.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (Refer to Note 16 of the Financial Statements).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the years ended June 30, 2017 and 2016 a determination was made that no adjustments were necessary.

Reclassifications

Certain 2016 balances have been reclassified to conform to the 2017 presentation in consideration of the pooling of interests with Wainwright during the current fiscal year.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

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

In March 2016, the FASB issued ASU 2016-07, "Investments Equity-Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting" (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

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

On November 17, 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 including interim periods within those fiscal years. Earlier adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business", which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment". Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after the adoption date.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3.          BASIC AND DILUTED NET LOSS PER SHARE

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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2017
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$5,186,331	886,753,847	$0.01
Effect of dilutive securities
Preferred stock Series B	-	262,169,477	0.00
Diluted income per share	$5,186,331	1,148,923,324	$0.00

	For the year ended June 30, 2016
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$5,275,235	886,753,847	$0.01
Effect of dilutive securities
Preferred stock Series B		262,169,477	0.00
Diluted income per share	$5,275,235	1,148,923,324	$0.00

NOTE 4.          INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2017	2016
Raw materials	$43,088	$50,023
Supplies and packing materials	125,241	77,497
Finished goods	278,035	357,351
	446,364	484,871
Less : Impairment of finished goods	(2,090)	(48,330)
Total	$444,274	$436,541

NOTE 5.          PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Plant and equipment	$1,460,180	$1,477,411
Furniture and office equipment	162,781	119,123
Vehicles	185,866	58,850
Total property and equipment, gross	1,808,827	1,655,384
Accumulated depreciation	(649,362)	(488,691)
Total property and equipment, net	$1,159,465	$1,166,693

For the years ended June 30, 2017 and 2016, depreciation expense for property, plant and equipment totaled $299,903 and $229,469, respectively.

NOTE 6.          INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2017	2016
Brand name	$402,123	$402,123
Domain name	36,913	36,913
Customer relationships	500,252	500,252
Non-compete agreement	84,982	84,982
Recipes	21,601	21,601
Total	1,045,871	1,045,871
Less : accumulated amortization	(146,595)	(27,658)
Net intangibles	$899,276	$1,018,213

CUSTOMER RELATIONSHIP

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired customer relationships was estimated to be $434,099 and is amortized over the remaining useful life of 10 years.

	June 30,	June 30,
	2017	2016
Customer relationships	$500,252	500,252
Less: accumulated amortization	(59,684)	(9,659)
Total customer relationships, net	$440,568	490,593

 BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2,  2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years.

	June 30,	June 30,
	2017	2016
Brand name	$402,123	$402,123
Less: accumulated amortization	(48,660)	(8,448)
Total brand name, net	$353,463	$393,675

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	June 30,	June 30,
	2017	2016
Domain name	$36,913	$36,913
Less: accumulated amortization	(11,576)	(4,193)
Total brand name, net	$25,337	$32,720

RECIPES

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years.

	June 30,	June 30,
	2017	2016
Recipes	$21,601	$21,601
Less: accumulated amortization	(8,257)	(3,937)
Total recipes, net	$13,344	$17,664

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years.

	June 30,	June 30,
	2017	2016
Non-compete agreement	$84,982	$84,982
Less: accumulated amortization	(18,418)	(1,421)
Total non-compete agreement, net	$66,564	$83,561

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the years ended June 30, 2017 and June 30, 2016 was $118,937 and $27,658, respectively.

Estimated amortization expenses of intangible assets for the next five twelve-month periods ended June 30, are as follows:

Years Ending June 30,	Expense
2018	$118,937
2019	118,937
2020	118,937
2021	109,385
2022	90,237
Thereafter	342,843
Total	$899,276

NOTE 7.          OTHER ASSETS

Other current assets totaling $369,599 as of June 30, 2017 and $242,584 as of June 30, 2016 are comprised of various components as listed below.

	As of June 30,	As of June 30,
	2017	2016
		As Adjusted
Deposits	$183,634	$-
Prepaid expenses	28,667	87,071
Dividends receivable	7,298	5,513
Notes receivable	150,000	150,000
Total	$369,599	$242,584

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are included in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2017 and June 30, 2016, investments were approximately $3.6 million and $1 thousand, respectively. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of June 30, 2017 and June 30, 2016, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of June 30, 2017 and June 30, 2016:

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Loses	Estimated Fair Value
Money market funds	$86,204	$-	$-	$86,204
USCI mutual fund investment	2,500,000	-	(49,080)	2,450,920
MENU ETF investment	768,427	41,473	-	809,900
Hedged asset	187,000	43,746	-	230,746
Other equities	1,577	-	(598)	979
Total short-term investments	$3,543,208	$85,219	$(49,678)	3,578,749

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Loses	Estimated Fair Value
Money market funds	$96	$-	$-	$96
Other equities	1,577	-	(680)	897
Total short - term investments	$1,673	$-	$(680)	$993

Restricted Cash

At June 30, 2017, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$15,000) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place. There was no bond posted by Gourmet Foods at June 30, 2016, thus the restricted cash amount was zero.

Long - Term Assets

Long - term assets totaling $500,000 at June 30, 2017 and at June 30, 2016 were attributed to Wainwright and consisted of $509,980 representing a 10% equity investment in a registered investment adviser accounted for on a cost basis, plus $980 in an investment fund and $8,558 in security deposits.

NOTE 8.          GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.

For the fiscal year ended June 30, 2016, we made an upwards adjustment to goodwill to include the amount of deferred tax liability applied to intangible assets acquired with Gourmet and Brigadier totaling, in the aggregate, $279,717. Goodwill is comprised of the following amounts:

	As of June 30, 2017	As of June 30, 2016

Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$498,973	$498,973

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2017.

NOTE 9.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2017	June 30, 2016 As Adjusted
Accounts payable	$1,781,772	$1,044,826
Accrued interest	32,410	5,337
Taxes payable	123	769,224
Deferred rent	13,402	19,203
Accrued payroll and vacation pay	349,507	127,271
Accrued expenses	665,641	430,956
Total	$2,842,855	$2,396,817

NOTE 10.         RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2017	June 30, 2016
Notes payable to shareholder, interest rate of 10%, unsecured and payable on July 31, 2004 (past due)	$-	$5,000
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	-
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	-
	$603,500	$8,500

On July 7, 2016, the Company repaid the outstanding note due to a related party totaling $5,000 in principal and $5,000 in accrued interest. A total of $2,075 in accrued interest was forgiven by the noteholder in settlement of the debt.

Interest expense for all related party notes for the years ended June 30, 2017 and 2016 was $18,999 and $3,151, respectively.

Promissory Note Payable – Related Parties

On April 8, 2016 and May 25, 2016, the Company entered into convertible promissory note agreements (the “Promissory Notes”) with the Gerber Irrevocable Family Trust, an affiliate of our shareholder and CEO, that resulted in the funding of $350,000 and with the Schoenberger Family Trust, an affiliate of our shareholder and director, that resulted in the funding of $250,000, respectively. The Promissory Notes bear interest at four percent (4%) per annum and increases to nineteen percent (19%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of 0.01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4% annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Notes.

In connection with the acquisition of Wainwright on December 9, 2016 the convertible promissory note was subsequently amended to remove the conversion feature. The maturity date and interest rate remain the same and the liability is now reflected on the condensed consolidated balance sheet as a component of Notes payable-related parties.

Interest expense for all related party convertible debentures for the years ended June 30, 2017 and 2016 was accrued in interest expense for Notes payable-related parties.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $23.9 million and $23.6 million for the years ended June 30, 2017 and 2016, respectively, were earned from these related parties. Accounts receivable, totaling $1.8 million and $2.1 million as of June 30, 2017 and June 30, 2016, respectively, were owed from these related parties. Fund expense waivers, totaling $0.8 million and $0.8 million and fund expense limitation amounts, totaling $0.4 million and $0.3 million, for the years ended June 30, 2017 and 2016, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.6 million and $0.5 million as of June 30, 2017 and June 30, 2016, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Financial Statements.

NOTE 11.         EQUIPMENT LOANS

As of June 30, 2017, Brigadier had, in the aggregate, an outstanding principal balance of CD$116,658 (approx. US$89,993) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of June 30, 2017 and June 30, 2016 reflect the amount of the principal balance which is due within twelve months as a current liability of US$17,388 and $0, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$72,605 and $0 for the years ended June 30, 2017 and 2016 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the year ended June 30, 2017 was US$1,656 and $0 for the year ended June 30, 2016.

NOTE 12.         BUSINESS COMBINATION

Gourmet Foods, Ltd.

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

On August 11, 2015, the parties reached agreement to close the SPA based on the balance sheet information as of July 31, 2015, subject to further adjustments if necessary once certain balances became known without dispute, and the Company remitted the remainder of the purchase price in cash to an account in New Zealand established for the benefit of the shareholders of Gourmet Foods, Ltd. The operations of Gourmet Foods, Ltd. was consolidated going forward with those of the Company as of August 1, 2015.

The following table summarizes the value of the net assets acquired as of the Acquisition Date:

Cash	$50,695
Accounts receivable	259,662
Prepaid expenses	11,246
Inventory	256,271
Property and equipment	1,207,762
Intangible assets	170,784
Goodwill	145,467
Total assets	$2,101,887

Accounts payable	$253,951
Deferred tax liability	47,820
Employee entitlements	46,688
Total liabilities	$348,459

Consideration Paid for Net Assets	$1,753,428

Brigadier Security Systems (2000) Ltd.

On June 2, 2016, the Company closed a Stock Purchase Agreement transaction which resulted in the acquisition of all the outstanding and issued stock of Brigadier Security Systems, a Canadian corporation located in Saskatoon, Saskatchewan. The total purchase price was CD$2,010,266 (approximately US$1,540,830) in cash, payable in several stages. The consideration of CD$1,000,000 (US$756,859) was paid in cash and CD$733,000 (US$569,935) was deposited in an attorney client trust account in Canadian currency (to be paid to Brigadier, on the 183rd day following the Closing Date if net sales meeting the minimum threshold of CD$1,500,000 (the "Sales Goal") is achieved. The Sales Goal was achieved and the payment was released on November 23, 2016. The audit of Brigadier resulted in an upwards adjustment of the purchase price by CD$277,266 (US$214,035) and was subsequently paid in October 2016. Under the acquisition method of accounting, the total purchase consideration is allocated to Brigadier net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The following table summarizes the value of the net assets acquired as of the Acquisition Date:

Assets
Cash	$80,391
Accounts receivable	431,656
Inventory	238,148
Prepaid expenses and other assets	20,001
Property, plant and equipment	20,455
Intangible assets	875,087
Goodwill	353,507
Total Assets	$2,019,246

Liabilities
Accounts payable	$187,925
Income tax payable	55,953
Deferred tax liability	231,898
Customer deposits	2,640
Total Liabilities	$478,416

Consideration paid for net assets	$1,540,830

Wainwright Holdings, Inc.

On December 9, 2016, the Company closed a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company and Wainwright and each of the shareholders of Wainwright common stock (the “Wainwright Sellers”), pursuant to which the Wainwright Sellers agreed to sell, and the Company agreed to purchase 1,741 shares of Wainwright common stock, par value $0.01 per share, (the “Wainwright Common Stock”), which represents all of the issued and outstanding Wainwright Common Stock, in exchange for: (i) 818,799,976 shares of Company Common Stock, and (ii) 9,354,119 shares of Company Preferred Stock (which preferred shares are convertible into 187,082,377 shares of Company Common Stock). Wainwright and the Company have a commonality of ownership and control as represented by the shareholdings, either directly or beneficially, of Nicholas Gerber and Scott Schoenberger as a group pursuant to the aforementioned Purchase Agreement and a voting agreement which gives them control of over 50% of Wainwright and over 50% of Concierge both before and after the business combination. Accordingly, the acquisition has been recorded as a transaction between entities under common control in the accompanying financial statements. Further, the accompanying financial statements have been adjusted to include the carrying value of assets, liabilities, equity and operations of Wainwright as if the transaction had concluded on July 1, 2015. The Wainwright assets, liabilities and shareholders' equity were recorded at their historical values with no step-up or adjustment to fair market value.

NOTE 13.         STOCKHOLDERS' EQUITY

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

Convertible Preferred Stock

Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. The Series B stock is eligible for conversion only after the elapse of 270 days from the date of issueance has transpired, and provided there are sufficient authorized, unissued, shares of common stock available to convert all shares of Series B Voting, Convertible Preferred Stock.

NOTE 14.         INCOME TAXES

The following table summarizes income before income taxes:

	Years Ended June 30,
	2017	2016 As Adjusted
U.S.	$6,227,200	$8,505,004
Foreign	548,534	339,005
Income before income taxes	$6,775,734	$8,855,867

Income Tax Provision

Provision for income tax as listed on the Consolidated Statements of Operations for the years ended June 30, 2017 and 2016 are $1,589,403 and $3,580,632, respectively.

Provision for taxes consisted of the following:

	Years Ended June 30,
	2017	2016
US operations	$1,419,051	$3,485,411
Foreign operations	170,352	95,221
Total	$1,589,403	$3,580,632

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. The Company has adopted ASU 2017-17 and classifies all deferred tax assets and liabilities as long-term.

The gross deferred tax asset balance as of June 30, 2017 is approximately $1,250,748. A $29,077, or approximately 2.3%, valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot be reasonably assured.

Provisions for income tax consisted of the following as of the years ended:

For the year ended:	June 30, 2017	June 30, 2016

Current:
Federal	$1,573,044	$2,929,891
States	138,728	324,111
Foreign	191,948	71,407
Total current	1,903,720	3,325,409
Deferred:
Federal	(173,657)	70,143
States	(119,064)	162,220
Foreign	(21,596)	22,860
Total deferred	(314,317)	255,223
Total	$1,589,403	$3,580,632

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The effects of temporary differences and related deferred tax assets and liabilities are as:

For the year ended:	June 30, 2017	June 30, 2016

Deferred tax assets:
Property and equipment and intangible assets - U.S.	$1,291,927	$1,132,920
Net operating loss	111,698	1,204,967
Capital loss carryover	-	6,970
Accruals, reserves and other - foreign	31,840	23,724
Accruals, reserves and other - U.S.	73,884	43,403
Gross deferred tax assets	1,509,349	2,411,984
Less valuation allowance	(29,077)	(1,232,512)
Total deferred tax assets	$1,480,272	$1,179,472

Deferred tax liabilities:
Intangible assets - foreign	$(258,601)	$(272,095)
Total deferred tax liabilities	$(258,601)	$(272,095)

Change in Valuation Allowance: Income tax expense (benefit) for the years ended June 30, 2017 and December 31, 2016 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

For the year ended:	June 30, 2017	June 30, 2016

Federal tax expense (benefit) at statutory rate	$2,321,442	$3,006,961
State income taxes	(27,503)	440,396
Permanent differences	399,639	98,271
Change in valuation allowance	(1,128,464)	55,999
Foreign rate differential	24,289	(20,995)
Total tax expense/(benefit)	$1,589,403	$3,580,632

For the year ended:	June 30, 2017		June 30, 2016
	%		%
Federal tax expense (benefit) at statutory rate	34.00%		34.00%
State income taxes	(0.40%	)	4.98%
Permanent differences	5.85%		1.11%
Foreign rate differential	(0.36%	)	(0.24%)
Change in valuation allowance	(16.53%	)	0.63%
Total tax expense/(benefit)	23.28%		40.48%

Reconciliation of unrecognized tax benefits per ASC 740-10-50-15.a

Balance at June 30, 2016	$-
Additions based on tax positions taken during a prior period	-
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	206,046
Reductions based on tax positions taken during the current period	-
Reductions related to settlement of tax matters	-
Reductions related to a lapse of applicable statute of limitations	-
Balance at June 30, 2017	$206,046

NOTE 15.         COMMITMENTS AND CONTINGENCIES

Lease Commitments

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between August 2018 and August 2021, and require monthly rental payments of approximately US$11,853 translated to U.S. currency as of June 30, 2017.

Future minimum lease payments for Gourmet Foods are as follows:

Year Ended June 30,	Lease Amount
2018	$142,231
2019	63,377
2020	18,708
2021	10,864
2022	1,811
Total minimum lease commitment	$236,991

Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$80,634) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$15,000) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Brigadier leases office and storage facilities in Saskatoon, Saskatchewan as well as vehicles used for installations and service and various office equipment. The minimum lease obligations through their expiry dates are indicated as below and require monthly payments of approximately US$4,354 translated to U.S. currency as of June 30, 2017.

Future minimum lease payments for Brigadier are as follows:

Year Ended June 30,	Lease Amount
2018	$33,729
2019	30,919
Total minimum lease commitment	$64,648

Wainwright leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $146,000 and $139,000 for the years ended June 30, 2017 and 2016, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

Year ended June 30,	Lease Amount
2018	$135,000
2019	45,000
Total minimum lease commitment	$180,000

Other Agreements and Commitments

USCF Advisers has entered into expense limitation agreements with three of the funds it manages under which USCF Advisers has agreed to waive or reimburse fees or pay fund expenses in order to limit the fund’s total annual operating expenses to certain threshold amounts. Two of the funds, TOFR and MENU, are covered by an agreement which remain in effect until October 31, 2017 and limit the funds expenses to 0.55% and 0.65%, respectively, for each of their average daily net asset values. The third fund, USCF Commodity Strategy Fund, expense limitation agreement remains in effect until July 31, 2018 and limits fund expenses to 1.30% and 0.95% of the funds average daily net assets for the Class A and Class I shares classes, respectively. After such dates, USCF Advisers may terminate the expense limitation agreements at any time upon not less than 90 days’ notice to the respective fund trust boards.

USCF manages seven funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. However, USCF has no obligation to continue such payments into subsequent periods.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. Annual profit sharing contributions paid totaled approximately $84,000 and $63,000 for each of the years ended June 30, 2017 and 2016, respectively.

NOTE 16.         SEGMENT REPORTING

With the acquisitions of Wainwright Holdings, Gourmet Foods, Ltd. and Brigadier, the Company has identified four segments for its products and services; U.S. investment fund management, U.S. data streaming and hardware, New Zealand and Canada. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the gathering of live-streaming video recording data displayed online to subscribers through our wholly owned subsidiary Kahnalytics, Inc. and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through our wholly owned subsidiary Gourmet Foods, Ltd. and in Canada we provide security alarm system installation and monitoring serivce to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of June 30, 2017 and June 30, 2016:

	As of June 30,	As of June 30,
	2017	2016
		As Adjusted
Identifiable assets:
Corporate headquarters	$3,302,979	$1,805,163
U.S.A. : fund management	12,721,559	8,775,810
U.S.A. : data streaming	89,459	87,790
New Zealand: food industry	2,203,725	2,199,128
Canada: security alarm	1,278,161	956,855
Consolidated	$19,595,883	$13,824,746

The following table presents a summary of operating information for the years ended June 30, 2017 and June 30, 2016: (note: New Zealand is for a period of 11 months and Canada is for a period of 1 month for the year ended June 30, 2016)

	Year Ended June 30, 2017	Year Ended June 30, 2016
Revenues from unaffiliated customers:		As Adjusted
U.S.A. : data streaming and hardware	$156,327	$120,430
U.S.A. : investment fund management	23,926,065	23,551,395
New Zealand : food industry	4,791,996	3,756,402
Canada : security alarm	3,136,733	348,553
Consolidated	$32,011,121	$27,776,780

Net income (loss) after taxes:
Corporate headquarters	$(669,040)	$(253,265)
U.S.A. : data streaming and hardware	(25,500)	(60,612)
U.S.A. : investment fund management	5,524,285	5,345,329
New Zealand : food industry	13,983	214,467
Canada : security alarm	342,603	29,316
Consolidated	$5,186,331	$5,275,235

The following table presents a summary of net capital expenditures for the year ended June 30:

	2017	2016
Capital expenditures:
U.S.A. : corporate headquarters	$-	$902
U.S.A. : data streaming and hardware	2,690	-
U.S.A.: investment fund management	-	-
New Zealand: food industry	155,620	102,760
Canada: security alarm	100,707	-
Consolidated	$259,017	$103,662

NOTE 17.     SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On July 20, 2017, Wainwright’s USCF business launched two new funds, United States 3X Oil Fund (“USOU”) and United States 3X Short Oil Fund (“USOD”), under the USCF Funds Trust with initial external seed capital of $2.5 million for each fund. On September 22, 2017, the board of trustees of the USCF ETF Trust (a trust managed by Wainwright’s USCF Advisers business) approved a plan for the liquidation of the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Index Fund (“MENU”), each a series of the USCF ETF Trust, as a result of the low asset levels and lack of growth for each fund.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant for the prior year ended June 30, 2016 was dismissed by us during the current fiscal year. There were no disagreements or disputes with our former independent accountants. See form 8K filed on April 6, 2017 and included by reference herein.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2017.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2017, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2017, and a description of the business experience of each.

Person	Offices	Office Held Since	Term of Office
Scott Schoenberger	Director	2015	2018
Nicholas Gerber	CEO/Chairman and Director	2015	2018
David W. Neibert	CFO and Director	2002	2018
Matt Gonzalez	Director	2013	2018
Carolyn Yu	Secretary	2017	2018
Kathryn Rooney	Director/Chief Communications Officer	2017	2018
Derek Mullins	Director	2017	2018
Tabatha Coffey	Director	2017	2018
Joya Harris	Director	2017	2018
Erin Grogan	Director	2017	2018

Nicholas Gerber: Mr. Gerber has been the President, Chief Executive Officer and Chairman of the Board since January 2015. Mr. Gerber also served as President and Chief Executive Officer of United States Commodity Funds, LLC (“USCF”), which serves as the General Partner and Manager to several related public funds, from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Mr. Gerber has also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. from June 2003 to 2009.

From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. As of January 2017, he also is a principal, associated person pending, swap associated person pending, and branch manager pending of USCF Advisers LLC. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration. Mr. Gerber is 55 years old.

Scott Schoenberger: Mr. Schoenberger is the owner & CEO of KAS Engineering, a second generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and CEO of Nica Products, another manufacturing company based in Orange County, CA. Scott has over 30 years of experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a BS in Environmental Studies from the University of California Santa Barbara and is 51 years old.

David W. Neibert: Mr. Neibert has been a director of Concierge Technologies since June 17, 2002 and CEO of Concierge from April 2007 until January 2015, whereafter he resigned the office and assumed the title of CFO. He is also the president of the Company’s wholly owned subsidiary Kahnalytics, Inc., director and CFO of Gourmet Foods and a director for Brigadier Security Systems. Mr. Neibert is also the president of The Wallen Group, a general partnership providing management consulting and bookkeeping services to small and medium sized businesses in the Southern California area. Prior to founding The Wallen Group, Mr. Neibert served as the president of Roamer One and as a director and executive vice president of business development of their publicly traded parent company Intek Global Corporation. Intek Global Corporation manufactured, sold and distributed radio products (under the names “Midland”, “Securicor Wireless”, “Linear Modulation Technologies”, and others) globally to the consumer, government and commercial markets and operated a nationwide land mobile radio network in the U.S. known as Roamer One. Intek Global Corporation was subsequently acquired by its majority shareholder, Securicor plc of Sutton Surrey, England. Mr. Neibert reported to offices located in Los Angeles, CA, Kansas City, MO, New York City, NY, and Sutton Surrey, England during period from 1992 – 1998 before locating The Wallen Group in Southern California. Mr. Neibert is 62 years old.

Matt Gonzalez: Matt Gonzalez is an attorney with experience handling both civil and criminal matters in both the state and federal courts. He has a BA from Columbia University (1987) and JD from Stanford Law School (1990). Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender's Office where he oversees an office of over 90 trial lawyers.

He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005, and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner in Gonzalez & Kim, a California partnership providing transportation services to a number of entities. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco.  He joined Concierge as an investor in 2010 and became a director during 2013. Mr. Gonzalez is 52 years old.

Tabatha Coffey: Ms. Coffey is an entrepreneur whose business is to help small business owners restructure and scale their businesses. Ms. Coffey’s work is featured on a television show broadcast on the Bravo network titled “Tabatha Takes Over.” Ms. Coffey regularly advises television shows and publications, including the TV Guide Channel as their red carpet award show correspondent for the Academy and Grammy Awards. She is also regularly featured as an editorial stylist and contributing writer for People Style Watch, Elle.com, PopSugar and is a regular guest on the Sirius radio network’s Larry Flick radio show, The Talk and Good Morning America. Ms. Coffey has over 30 years of experience managing, consulting and developing businesses in Australia, Great Britain and the United States.

Erin Grogan: Ms. Grogan is a Vice President of Finance and Operations at YouCaring, a crowd funding platform for medical fundraisers and other charitable causes. Prior to joining YouCaring, Ms. Grogan was the Director of Finance and Planning as well as an adjunct faculty member at the University of San Francisco, School of Management from 2012 until 2016. Ms. Grogan has over 20 years of experience in management and finance both in-house, including positions at ON24, Inc., Georgia Solar Energy Association, Moorland Partners, Cadbury Schweppes – Snapple Division, Asbury Automotive Group and Banc of America Securities, and as an external consultant with PricewaterhouseCoopers and American International Group. Ms. Grogan earned a BA from Columbia University and an MBA in finance from the New York University Leonard N. Stern School of Business.

Derek Mullins: Mr. Mullins currently serves as the Director of Operations at ArrowMark Colorado Holdings LLC and the Chief Financial Officer and Treasurer of Meridian Fund, Inc. and Destra Investment Trust. Mr. Mullins also served as Director of Operations at Black Creek Capital and Dividend Capital from 2004 to 2009 and as Manager of Fund Administration at ALPS Fund Services from 1996 to 2004. Mr. Mullins brings over 20 years of operations and finance experience to the Board. Mr. Mullins earned a BS in Finance from the University of Colorado, Boulder and a Master’s degree in Finance from the University of Colorado, Denver.

Kathryn D. Rooney: Ms. Rooney serves as the Company’s Chief Communications Officer, is Chief Marketing Officer of USCF and brings over 20 years of experience in marketing and investor relations. Ms. Rooney is responsible for marketing, brand management and overall product distribution for USCF. Prior to joining USCF, Ms. Rooney was Director of Business Development for the Ameristock Mutual Fund. She also served as National Sales Director for ALPS Mutual Fund Services and as a Trust Officer for Fifth Third Bank. Ms. Rooney received her Bachelor of Arts degree in Economics and Psychology with a minor in Art History from Wellesley College. Ms. Rooney is a registered representative of ALPS Distributors, Inc.

Joya Delgado Harris: Ms. Harris has been the Director of Research Integration for the American Cancer Society since 2012. In this role she provides oversight and management of the integration of Extramural Grants Department research and training program outcomes into enterprise-wide organization and mission objectives. Before joining the American Cancer Society, Ms. Harris worked for Y-ME National Breast Cancer Organization. From 2008 to 2011, Ms. Harris has over a decade of experience in non-profit management, previously serving as the Executive Director for the Association of Village PRIDE and as the Director of Product Development for the Metropolitan Atlanta Chapter of the American Red Cross. Her experience and demonstrated accomplishments in key leadership functions including program development, implementation, and evaluation; curriculum design; grant-writing and resource development; meeting planning; board cultivation and management; and developing business partnerships. Ms. Harris has also served as a Consumer Peer Reviewer for the Congressionally Directed Medical Research Programs (CDMRP), administered by the Department of Defense, sitting alongside scientists to review and evaluate innovative breast cancer research grant proposals. Ms. Harris earned a BA from Wellesley College, and received a Masters of Public Health degree with concentration in public health policy and management from the Rollins School of Public Health of Emory University. She serves as the President of the Atlanta Wellesley Club, overseeing membership of over 400 alumnae.

Carolyn M. Yu: General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

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

Our officers and directors may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, our officers and directors may in the future participate in business ventures, which could be deemed to compete directly with Concierge. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. In addition, if Concierge and other companies with which our officers and directors are affiliated both desire to take advantage of a potential business opportunity, then our board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the '34 Act.

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

●	Bankruptcy
●	Criminal proceedings (excluding traffic violations and other minor offenses), or
●	Proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities.
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

Audit committee. We have no standing audit committee. Our directors perform the functions of an audit committee. Our directors have access to consultants that can provide such expertise when such is needed.

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our executive officers for the fiscal years ended June 30, 2017 and 2016. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Neibert (1)	2016	81,250	Nil	Nil	Nil	Nil	Nil	Nil	81,250
Chief Financial Officer	2017	125,000	Nil	Nil	Nil	Nil	Nil	Nil	125,000
Nicholas Gerber	2016	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Chief Executive Officer	2017	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
John P. Love (3)	2016	400,000	67,000	Nil	Nil	Nil	Nil	Nil	467,000
Chief Executive Officer - USCF	2017	400,000	67,000	Nil	Nil	Nil	Nil	Nil	467,000

(1) The Wallen Group, a California general partnership controlled by David Neibert, was paid $125,000 during the current fiscal year and $81,250 during the year ended June 30, 2016 for consulting and administrative services.

(2) USCF pays Nicholas Gerber a salary of $400,000 per year.

(3) USCF pays John P. Love a salary of $400,000 per year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year:

Compensation of Directors

Our directors received the following compensation in FY 2017 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Nicholas Gerber	0	0	0	0	0	0	0
Scott Schoenberger	0	0	0	0	0	0	0
Matt Gonzalez	0	0	0	0	0	0	0
Carolyn Yu	0	0	0	0	0	0	0
Kathryn Rooney	0	0	0	0	0	0	0
Derek Mullins	0	0	0	0	0	0	0
Tabatha Coffey	0	0	0	0	0	0	0
Joya Harris	0	0	0	0	0	0	0

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 11, 2017, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of the Company’s common stock by (1) each director of the Company, (2) the named Executive Officers of the Company, (3) each person or group of persons known by the Company to be the beneficial owner of greater than 5% of the Company’s outstanding common stock, and (4) all directors and officers of the Company as a group:

Name and Address of Beneficial Owner	Amount Owned		Percent of Class (5)
Gonzalez & Kim 150 Clement St. San Francisco, CA 94118	7,001,720	(1)	.61%
Nicholas Gerber 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	543,900,077	(2)	47.34%
David W. Neibert 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	877,322	(3)	0.08%
Scott Schoenberger 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	140,939,285	(4)	12.27%
Kathryn Rooney 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	-		-%
Derek Mullins 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	-		-%
Erin Grogan 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	-		-%
Tabatha Coffey 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	-		-%
Joya Harris 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	-		-%
Carolyn Yu 29115 Valley Center Rd., #K-206 Valley Center, CA 92082	-		-%
Officers and Directors as a Group	692,718,404	(5)	60.29%
Eliot and Sheila Gerber	106,308,072		9.25%
Gerber Family Trust	168,706,288		14.68%

(1)

Mr. Gonzalez is a member of the Board of the Company. Mr. Gonzalez and Mr. Hansu Kim are 50% partners and share voting and dispositive power in Gonzalez & Kim, a California general partnership, which holds 350,086 shares of Series B Preferred Stock (which after giving effect to their conversion would total 7,001,720 shares of Common Stock) constituting 0.61% of the outstanding shares of Common Stock which percentage is based on 1,148,923,324 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(2)

Mr. Gerber is the President and Chief Executive Officer of the Company and Chairman of the Board. Mr. Gerber’s shares are held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”) and Mr. and Mrs. Gerber serve as trustees of the Gerber Trust, which owns a total 543,900,077 shares, consisting of 313,549,040 shares of Common Stock and 11,517,552 shares of Series B Preferred Stock (which, after giving effect to their conversion, would be 230,351,040 shares of Common Stock) representing 47.34% of the outstanding shares of Common Stock (giving effect to the conversion of the Series B Preferred Stock held by the Gerber Trust) which percentage is based on 1,148,923,324 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(3)

Mr. Neibert is the Chief Financial Officer of the Company and a member of the Board. Mr. Neibert owns an aggregate 877,322 shares. Mr. Neibert’s total beneficial ownership constitutes 0.08% of the outstanding shares of Common Stock which percentage is based on 1,148,923,324 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(4)

Mr. Schoenberger is a member of the Board of the Company. Mr. Schoenberger’s shares are held by the Schoenberger Family Trust (the “Schoenberger Trust”) and Mr. Schoenberger serves as sole trustee of the Schoenberger Trust, and total 140,939,285 shares, consisting of 119,304,945 shares of Common Stock and 1,081,717 shares of Series B Preferred Stock (which, after giving effect to their conversion, would be 21,634,340 shares of Common Stock) representing 12.27% of the outstanding shares of Common Stock (giving effect to the conversion of the Series B Preferred Stock held by the Schoenberger Trust) which percentage is based on 1,148,923,324 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(5)

The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act which percentages are calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1). The percentage of common stock outstanding is as of October 13, 2017, and based upon 886,753,846 shares of common outstanding and 13,108,474 shares of Series B Preferred Stock, giving effect to the conversion of all Series B Preferred Stock at a ratio of 20:1, for a total issued and outstanding amount of 1,148,923,324 shares.

Upon acquiring their shares of Voting Stock, Messrs. Gerber and Schoenberger have voted all shares of Voting Stock concurringly on matters submitted to the Company’s stockholders. Pursuant to a voting agreement, (the “Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of Voting Stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger will represent 684,839,362, or 59.61% of the Voting Stock when voting on director nominees.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Board does not currently have any standing committees. Prior to the expansion of the Board and the election of the director Nominees, the Board was comprised of four directors, with an additional 3 vacancies. The Board did not believe it was necessary to form standing committees due to the Company’s and the Board’s small size. As previously composed, the Board was able to efficiently address matters such as the nomination of candidates for director and the review and approval of executive officer and director compensation. Following the effectiveness of the expansion of the Board and the election of the director Nominees, the Board will review the appropriateness of forming standing audit, nominating, corporate governance and compensation committees in light of the Company’s growth and the expansion of the Board and will form such standing or ad hoc committees as the Board deems appropriate.

Related Party Transactions

During the previous two fiscal years preceding our last fiscal year to present, there have been no transactions with related persons, promoters or certain control persons as covered by Item 404 of Regulation S-K. However, in connection with that certain Securities Purchase Agreement with Nicholas Gerber and Scott Schoenberger, certain now current executive officers and directors may have formed a “group” under Section 13(d)(3) of the Act which may result in related party transactions in the future. These affiliations are disclosed herein.

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

On September 19, 2016, the Company entered into a conditional Stock Purchase Agreement (the “Agreement”), dated September 19, 2016, with Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) and certain shareholders of Wainwright (the “Sellers”), pursuant to which the Sellers conditionally agreed to sell, and the Company conditionally agreed to purchase, the total issued and outstanding common stock of Wainwright (the “Wainwright Shares”).

As a result of the transaction completed on December 9, 2016, current shareholders of Wainwright became shareholders of the Company. Prior to the transaction, Mr. Gerber, along with certain family members and certain other Wainwright shareholders, owned the majority of the common stock in the Company as well as Wainwright. Following the closing of this transaction, he and those shareholders continue to own the majority of the Company voting shares. Mr. Gerber and Mr. Schoenberger (and the through the control of their respective trusts which hold stock in the Company) entered into a Voting Agreement reflective of a similar Voting Agreement in place for Wainwright wherein they have agreed to vote in concert with regard to all matters that come before the shareholders or the board of directors for a vote. This Voting Agreement establishes them as a control group.

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

          Fiscal Year ended June 30, 2017          $75,960

          Fiscal Year ended June 30, 2016          $39,000

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

          Fiscal Year ended June 30, 2017          $97,781

          Fiscal Year ended June 30, 2016          $88,935

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

          Fiscal Year ended June 30, 2017          $38,213

          Fiscal Year ended June 30, 2016          $0

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

          Fiscal Year ended June 30, 2017          $16,205

          Fiscal Year ended June 30, 2016          $0

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee, and in our case the board of directors, require that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Document

2.1	Agreement for Sale and Purchase of a Business, dated May 29, 2015, by and between Gourmet Foods Ltd. and Concierge Technologies, Inc.[4]
2.2	Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd.[6]
2.3

Stock Purchase Agreement, dated September 19, 2016 By and Among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto[7]

3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[9]
3.3	Amended Bylaws of Concierge Technologies, Inc. which became the Bylaws of Concierge Technologies, Inc. on March 22, 2017.[9]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert.[2]
10.4	Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam.[5]
10.5	Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam.[3]
10.6	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016.[5]
14.1	Code of Ethics[1]
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[10]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

# Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed herewith.

1Previously filed with Annual Report on Form 10-KSB on October 13, 2004 and incorporated by reference herein.

2Previously filed with Current Report on Form 8-K on January 29, 2015 and incorporated by reference herein.

3 Previously filed with Current Report on Form 8-K on March 4, 2015 and incorporated by reference herein.

4Previously filed with Current Report on Form 8-K on June 2, 2015 and incorporated by reference herein.

5 Previously filed with Current Report on Form 8-K on February 2, 2016 and incorporated by reference herein.

6 Previously filed with Current Report on Form 8-K on June 8, 2016 and incorporated by reference herein.

7 Previously filed with Current Report on Form 8-K on September 19, 2016 and incorporated by reference herein.

8Previously filed with Current Report on Form 8-K on December 12, 2016 and incorporated by reference herein.

9Previously filed with Definitive Proxy Materials on Schedule 14A on February 28, 2017 and incorporated by reference herein.

10 Previously filed with Current Report on Form 8-K on April 6, 2017 and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: October 13, 2017	/s/ Nicholas Gerber
Nicholas Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2017	/s/ David W. Neibert
David W. Neibert, C.F.O. and Director

Date: October 13, 2017	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: October 13, 2017	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: October 13, 2017	/s/ Derek Mullins
Derek Mullins, Director

Date: October 13, 2017	/s/ Kathryn D. Rooney
Kathryn D. Rooney, Director

Date: October 13, 2017	/s/ Erin Grogan
Erin Grogan, Director

Date: October 13, 2017	/s/ Tabatha Coffey
Tabatha Coffey, Director

Date: October 13, 2017	/s/ Joya Harris
Joya Harris, Director