Form 10-Q
period 2017-09-30
CONCIERGE TECHNOLOGIES INC
filed 2017-11-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The registrant had 886,753,847 shares of Common Stock, $0.001 par value, and 13,108,474 shares of Series B Convertible, Voting, Preferred Stock on November 10, 2017. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

CONCIERGE TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs;
•

our ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;

•	the evolution of technologies affecting our products and markets;
•	our ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
•	our ability to successfully penetrate enterprise markets;
•	our ability to successfully expand in our existing markets and into new markets, including international markets;
•	the attraction and retention of key personnel;
•	our ability to effectively manage our growth and future expenses;
•	worldwide economic conditions and their impact on spending; and
•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the year ended June 30, 2017. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We and our subsidiaries may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
ASSETS
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$7,329,365	$6,730,486
Accounts receivable, net	785,455	871,570
Accounts receivable, related parties	1,646,503	1,762,271
Inventory, net	782,268	444,274
Prepaid income tax and tax receivable	1,180,646	1,276,540
Investments	3,556,997	3,578,749
Other current assets	315,838	369,599
Total current assets	15,597,072	15,033,489

Restricted cash	14,618	14,870
Property and equipment, net	1,301,343	1,159,465
Goodwill	498,973	498,973
Intangible assets, net	869,297	899,276
Deferred tax assets, net	1,502,116	1,480,272
Other assets, long - term	509,538	509,538
Total assets	$20,292,957	$19,595,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,435,500	$2,842,855
Expense waivers - related parties	648,117	589,093
Notes payable - related parties	3,500	3,500
Equipment loans	38,140	17,388
Total current liabilities	3,125,257	3,452,836

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Equipment loans	226,946	72,605
Deferred tax liabilities	258,601	258,601
Total liabilities	4,210,804	4,384,042

Commitments and contingencies

Convertible preferred stock, 50,000,000 authorized par $0.001
Series B convertible preferred stock: 13,108,474 issued and outstanding at September 30, 2017 and June 30, 2017	2,011,934	2,011,934
	2,011,934	2,011,934

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 900,000,000 shares authorized; 886,753,847 shares issued and outstanding at September 30, 2017 and June 30, 2017	886,754	886,754
Additional paid-in capital	6,317,440	6,317,440
Accumulated other comprehensive income (loss)	117,946	119,338
Retained earnings (accumulated deficit)	6,748,079	5,876,375
Total stockholders' equity	14,070,219	13,199,907
Total liabilities, convertible preferred stock, and stockholders' equity	$20,292,957	$19,595,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
		(As Adjusted)
Net revenue
Fund management - related party	$5,157,948	$6,367,944
Food products	1,294,290	1,205,639
Security alarm monitoring	789,192	825,065
Other	22,855	64,527
Net revenue	7,264,285	8,463,175

Cost of revenue	1,271,524	1,271,091

Gross profit	5,992,761	7,192,084

Operating expense
General and administrative expense	1,239,944	1,452,048
Fund operations	1,276,543	1,434,202
Marketing	841,975	770,366
Depreciation and amortization	114,736	99,512
Salaries and compensation	1,130,133	1,055,752
Total operating expenses	4,603,331	4,811,880

Income from operations	1,389,430	2,380,204

Other (expense) income
Other (expense) income	(12,049)	4,916
Interest income	2,188	-
Interest expense	(11,098)	(13,256)
Total other (expense), net	(20,959)	(8,340)

Income before income taxes	1,368,471	2,371,864

Provision of income taxes	496,767	1,070,605

Net income	$871,704	$1,301,259

Weighted - average shares of common stock
Basic	886,753,847	886,753,847
Diluted	1,148,923,324	1,148,923,324

Net income per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2017	2016
		(As Adjusted)

Net income	$871,704	$1,301,259

Other comprehensive income (loss):
Foreign currency translation gain (loss)	42,705	(9,915)
Changes in short - term investment valuation	(44,097)	(694)
Comprehensive income	$870,312	$1,290,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$871,704	$1,301,259
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	114,736	99,512
Realized loss on sale of investments	35,803	-
Realized (gain) loss on disposal of equipment	(1,680)	8,183
(Increase) decrease in current assets:
Accounts receivable	98,528	32,688
Accounts receivable - related party	115,768	72,444
Deferred taxes	(21,844)	133,227
Prepaid income taxes	37,455	892,143
Inventory	(331,430)	(8,519)
Other assets	54,826	(94,949)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(377,801)	(316,118)
Expense waivers payable - related party	59,023	251,802
Net cash provided by operating activities	655,088	2,371,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(237,924)	(40,357)
Sale of investments	79,655	-
Purchase of investments	(102,000)	-
Net cash used in investing activities	(260,269)	(40,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan	178,604	-
Repayment of equipment loan	(7,368)
Loans from related parties	-	(5,000)
Net cash provided by (used in) financing activities	171,236	(5,000)

Effect of exchange rate change on cash and cash equivalents	32,824	(30,040)

NET INCREASE IN CASH AND CASH EQUIVALENTS	598,879	2,296,275

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	6,730,486	5,454,107

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$7,329,365	$7,750,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid - U.S.	$-	$5,000
Income taxes paid - U.S.	$430,800	$800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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
●

Kahnalytics, Inc. (“Kahnalytics”), a U.S. based company, captures and presents data from vehicle-mounted camera devices equipped for live-streaming. This business is being allowed to atrophy as customer contracts expire and management expects to be able to exit the industry within the coming fiscal year.

See “Note 13. Business Combinations” for a description of the terms of our acquisition of our operating businesses. On October 18, 2017, the Company, through Kahnalytics, entered into an agreement to acquire the assets of The Original Sprout, LLC, a California limited liability company (“Original Sprout”), which engages in the manufacture and sale of organic, non-toxic, all natural hair care, bath, skin, and styling products. See “Note 18. Subsequent Events” for more information.

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2017 Form 10-K filed on October 13, 2017 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements, which are referred herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier and Kahnalytics.

Wainwright was acquired during the prior fiscal year. Due to the commonality of ownership and control between the two companies, the transaction has been accounted for as a transaction between entities under common control (Refer to Note 13 of the Financial Statements).

The accompanying Financial Statements as of September 30, 2017 and June 30, 2017 include the assets, liabilities and the results of operations of Wainwright at carrying amounts as though the transaction and exchange of equity interests has occurred at the beginning of the comparative period, or July 1, 2016.

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

Concierge’s corporate office maintains cash balances at a financial institution headquartered in San Diego, California. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. The corporation’s uninsured cash balance in the United States was $2.4 million at September 30, 2017. The Company’s subsidiary, Wainwright, also maintains cash balances at various high credit quality institutions and from time to time those deposits exceed the FDIC coverage amount of $250,000. As of September 30, 2017 the uninsured amount for Wainwright subsidiaries totaled approximately $3.2 million, though no losses have been realized and none are expected. Cash balances in Canada are maintained at a financial institution in Saskatoon, Saskatchewan by the Company’s subsidiary, Brigadier. Each account is insured up to CD$100,000 by Canada Deposit Insurance Corporation (CDIC). The Company’s subsidiary, Brigadier, had an uninsured cash balance in Canada of approximately CD$0.7 million (approximately US$0.6 million) at September 30, 2017. Balances at financial institutions within New Zealand, where the Company’s subsidiary, Gourmet Foods, maintains cash balances, are not covered by insurance. As of September 30, 2017, the Company’s subsidiary, Gourmet Foods, had uninsured deposits related to cash deposits in uninsured accounts maintained within foreign entities of approximately NZ$0.6 million (approximately US$0.5 million). The Company has not experienced any losses in such accounts.

Accounts Receivable, Related Parties and Accounts Receivable, net

Accounts receivable, related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of September 30, 2017 and June 30, 2017, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Accounts receivable, net, consist of receivables from the Bridagier, Gourmet Foods and Kahnalytics businesses. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2017 and 2016, the Company had an insignificant amount recorded in doubtful accounts.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K filed on October 13, 2017 with the U.S. Securities and Exchange Commission. Sales to the largest customer, which include contracts and recurring monthly residuals from the monitoring company, totaled 49% of the Brigadier revenues for the three months ended September 30, 2017, and accounted for approximately 32% of accounts receivable for the three months ended September 30, 2017 as compared to 48% of the Brigadier revenues and approximately 28% of accounts receivables for the three months ended September 30, 2016.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business For the three months ended September 30, 2017, the largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 22% of Gourmet Foods' gross sales revenues and 25% of Gourmet Foods' accounts receivable as compared to 20% and 27% respectively for the three months ended September 30, 2016. The second largest in the grocery industry accounted for approximately 12% and 11% of Gourment Foods' gross revenues and 14% and 9% of Gourmet Foods' accounts receivable for the three months ended September 30, 2017 and 2016 respectively. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers who for the three months ended September 30, 2017 accounted for approximately 41% of Gourmet Foods' gross sales revenues as compared to 41% for the three months ended September 30, 2016. No single member of the consortium is responsible for a significant portion of Gourmet Foods' accounts receivable. The second largest are independent operators accounting for less than 10% of Gourmet Foods' gross sales, however no single independent operator is responsible for a significant portion of Gourmet Foods' accounts receivable. The third category of independent retailers and cafes accounted for the balance of Gourmet Foods' gross sales revenue, however the group is fragmented and no one customer accounts for a significant portion of Gourmet Foods' revenues or accounts receivable. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three month revenues as of September 30, 2017 and 2016, and accounts receivable at September 30, 2017 and June 30, 2017 as depicted below.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Revenue		Revenue
Fund
USO	$2,943,844	57%	$3,619,261	57%
USCI	978,617	19%	1,373,276	21%
UNG	697,856	14%	823,113	13%
All Others	537,631	10%	552,294	9%
Total	$5,157,948	100%	$6,367,944	100%

	September 30, 2017		June 30, 2017
	Accounts Receivable		Accounts Receivable
Fund
USO	$906,096	55%	$1,060,421	60%
USCI	322,929	20%	317,032	18%
UNG	240,475	14%	217,760	12%
All Others	177,003	11%	167,058	10%
Total	$1,646,503	100%	$1,762,271	100%

Inventory

Inventories, consisting primarily of food products and packaging in New Zealand and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or market. Inventories include product cost, inbound freight and warehousing costs. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower. For the three months ended September 30, 2017 and 2016 impairment to inventory value was recorded as $0 and $684, respectively. An assessment is made at the end of each reporting period to determine what inventory items have remained in stock from the close of the corresponding prior year reporting period. If such items exist, either a reserve is established to reduce inventory value by the value of these items, or these items are removed from the inventory valuation and recorded as an expense. As of September 30, 2017 and September 30, 2016, the expense for slow moving or obsolete inventory was $0 and $0, respectively. As of September 30, 2017 and June 30, 2017 there was no reserve established for slow moving inventory valuation.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful life of the asset (see Note 5 to the Financial Statements).

Category	Estimated Useful Life (in years)
Plant and equipment:	5	to	10
Furniture and office equipment:	3	to	5
Vehicles	3	to	5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three months ended September 30, 2017 or the three months ended September 30, 2016.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the three months ended September 30, 2017 or 2016.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three months ended September 30, 2017 or 2016.

Investments and Fair Value of Financial Instruments

Short-term investments are classified as available-for-sale securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) on the condensed consolidated statements of comprehensive income. The Company values its investments in accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended September 30, 2017 and 2016 was $0.8 million for both periods.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and losses can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated translation gains and (losses) classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet was approximately $43 thousand and ($10) thousand for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016 there were no material transactional gains or losses.

Short-term Investment Valuation

Other comprehensive income (loss) attributed to changes in the valuation of short-term investments held by Wainwright was approximately ($44) thousand and ($1) thousand for the three months ended September 30, 2017 and 2016, respectively.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (Refer to Note 17 of the Financial Statements).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the each of the three months ended September 30, 2017 and 2016, a determination was made that no adjustments were necessary.

Reclassifications

For comparative purposes, certain 2016 Financial Statements have been reclassified to conform to report classifications of the current year after giving consideration to the acquisition of Wainwright as a pooling of interests under common control.

Recent Accounting Pronouncements

The Company has reviewed new accounting pronouncements issued between October 13, 2017, the filing date of our most recent prior Annual Report on Form 10-K, and the filing date of this Quarterly Report on Form 10-Q and has determined that no pronouncements issued are relevant to the Company, and/or have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

NOTE 3.          BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended September 30, 2017
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$871,704	886,753,847	$0.00
Effect of dilutive securities
Preferred stock Series B	-	262,169,477	0.00
Diluted income per share	$871,704	1,148,923,324	$0.00

	For the Three Months Ended September 30, 2016
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,301,259	886,753,847	$0.00
Effect of dilutive securities
Preferred stock Series B	-	262,169,477	0.00
Diluted income per share	$1,301,259	1,148,923,324	$0.00

NOTE 4.          INVENTORIES

Inventories consisted of the following as of:

	September 30,	June 30,
	2017	2017
Raw materials	$45,305	$43,088
Supplies and packing materials	110,693	125,241
Finished goods	626,270	278,035
	782,268	446,364
Less: Impairment of finished goods	-	(2,090)
Total	$782,268	$444,274

NOTE 5.          PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

	September 30, 2017	June 30, 2017
Plant and equipment	$1,478,122	$1,460,180
Furniture and office equipment	173,290	162,781
Vehicles	377,960	185,866
Total property and equipment, gross	2,029,372	1,808,827
Accumulated depreciation	(728,029)	(649,362)
Total property and equipment, net	$1,301,343	$1,159,465

For the three month periods ended September 30, 2017 and 2016, depreciation expense for property, plant and equipment totaled $84,757 and $69,533, respectively.

NOTE 6.          INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	September 30,	June 30,
	2017	2017
Brand name	$402,123	$402,123
Domain name	36,913	36,913
Customer relationships	500,252	500,252
Non-compete agreement	84,982	84,982
Recipes	21,601	21,601
Total	1,045,871	1,045,871
Less : accumulated amortization	(176,574)	(146,595)
Intangibles, net	$869,297	$899,276

CUSTOMER RELATIONSHIPS

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired customer relationships was estimated to be $66,154 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired customer relationships was estimated to be $434,098 and is amortized over the remaining useful life of 10 years.

	September 30,	June 30,
	2017	2017
Customer relationships	$500,252	500,252
Less: accumulated amortization	(72,293)	(59,684)
Total customer relationships, net	$427,959	440,568

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years.

	September 30,	June 30,
	2017	2017
Brand name	$402,123	$402,123
Less: accumulated amortization	(58,795)	(48,660)
Total brand name, net	$343,328	$353,463

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	September 30,	June 30,
	2017	2017
Domain name	$36,913	$36,913
Less: accumulated amortization	(13,437)	(11,576)
Total brand name, net	$23,476	$25,337

RECIPES

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years.

	September 30,	June 30,
	2017	2017
Recipes	$21,601	$21,601
Less: accumulated amortization	(9,347)	(8,257)
Total recipes, net	$12,254	$13,344

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years.

	September 30,	June 30,
	2017	2017
Non-compete agreement	$84,982	$84,982
Less: accumulated amortization	(22,702)	(18,418)
Total non-compete agreement, net	$62,280	$66,564

AMORTIZATION EXPENSES

The total amortization expense for the three months ended September 30, 2017 and 2016 was $29,979 and $29,653, respectively. Estimated amortization expenses of intangible assets for the next five twelve month periods ending September 30, are as follows:

Years Ending September 30,	Expense
2018	$118,937
2019	118,937
2020	117,469
2021	103,592
2022	90,237
Thereafter	320,125
Total	$869,297

NOTE 7.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are included in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2017 and June 30, 2017, investments were approximately $3.6 million at each period end, respectively. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of September 30, 2017 and June 30, 2017, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of September 30, 2017 and June 30, 2017:

	September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,549	$-	$-	$6,549
USCI mutual fund investment	2,500,000	49,840	-	2,549,840
MENU ETF investment	768,427	-	(1,297)	767,130
Hedge asset	289,000	-	(56,562)	232,438
Other equities	1,577	-	(537)	1,040
Total short-term investments	$3,565,553	$49,840	$(58,396)	3,556,997

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$86,204	$-	$-	$86,204
USCI mutual fund investment	2,500,000	-	(49,080)	2,450,920
MENU ETF investment	768,427	41,473	-	809,900
Hedge asset	187,000	43,746	-	230,746
Other equities	1,577	-	(598)	979
Total short-term investments	$3,543,208	$85,219	$(49,678)	$3,578,749

The following tables summarize the valuation of the Company’s securities at September 30, 2017 and June 30, 2017 using the fair value hierarchy:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$6,549	$6,549	$-	$-
Mutual fund investment	2,549,840	2,549,840	-	-
ETF investment	767,130	767,130	-	-
Hedge asset	232,438	-	232,438	-
Other equities	1,040	1,040	-	-
Total	$3,556,997	$3,324,559	$232,438	$-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$86,204	$86,204	$-	$-
Mutual fund investment	2,450,920	2,450,920	-	-
ETF investment	809,900	809,900	-	-
Hedge asset	230,746	-	230,746	-
Other equities	979	979	-	-
Total	$3,578,749	$3,348,003	$230,746	$-

During the three months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

NOTE 8.	OTHER ASSETS, RESTRICTED CASH, AND LONG-TERM ASSETS

Other Current Assets

Other current assets totaling $315,838 as of September 30, 2017 and $369,599 as of June 30, 2017 are comprised of various components as listed below.

	September 30,	June 30,
	2017	2017

Prepaid expenses and deposits	151,983	212,301
Notes receivable	150,000	150,000
Other current assets	13,855	7,298
Total	$315,838	$369,599

Restricted Cash

At September 30, 2017 Gourmet Foods had on deposit NZ$20,000 (approximately US$14,618) securing a lease bond for one of its properties. The same amount was posted at June 30, 2017 and translated to approximately US$14,870. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long-Term Assets

Other long-term assets totaling $509,538 at September 30, 2017 and June 30, 2017 were attributed to Wainwright and consisted of

(i)	$500,000 as of September 30, 2017 and June 30, 2017 representing 10% investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $9,538 as of September 30, 2017 and June 30, 2017 in other assets.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. There was no goodwill impairment for the three months ended September 30, 2017.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2017	June 30, 2017
Accounts payable	$1,421,291	$1,781,772
Accrued interest	38,916	32,410
Taxes payable	-	123
Deferred rent	11,632	13,402
Accrued payroll and vacation pay	436,094	349,507
Accrued expenses	527,567	665,641
Total	$2,435,500	$2,842,855

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2017	June 30, 2017

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three months ended September 30, 2017 and 2016 were $6,120 and $6,120 (as adjusted), respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $5.2 million and $6.4 million for the three months ended September 30, 2017 and 2016, respectively, were earned from these related parties. Accounts receivable, totaling $1.6 million and $1.8 million as of September 30, 2017 and June 30, 2017, respectively, were owed from these related parties. Fund expense waivers, totaling $0.2 million and $0.3 million, and fund expense limitation amounts, totaling $0.1 million, for the three months ended September 30, 2017 and 2016, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.6 million as of September 30, 2017 and June 30, 2017, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Financial Statements.

NOTE 12.         EQUIPMENT LOANS

As of September 30, 2017, Brigadier had, in the aggregate, an outstanding principal balance of CD$330,490 (approx. US$265,086) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017 reflect the amount of the principal balance which is due within twelve months as a current liability of US$38,140 and US$17,388, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$226,946 and US$72,605 at September 30, 2017 and June 30, 2017, respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the three months ended September 30, 2017 and 2016 was US$2,154 and $0, respectively.

NOTE 13.	BUSINESS COMBINATIONS

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

NOTE 14.         STOCKHOLDERS' EQUITY

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

Our Board and the majority of stockholders have approved the adoption of a one-for-thirty (1:30) reverse stock split whereby each thirty shares of our common stock and Series B preferred stock, issued and outstanding as of the record date established by Board, shall be combined into one share of common stock or preferred stock, as applicable. The reverse stock split will become effective as determined by the Board in its discretion at any time prior to December 31, 2017.

Convertible Preferred Stock

Series B Voting, Convertible, Preferred Stock ("Series B Stock") is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. Series B Stock is eligible for conversion only after the elapse of 270 days from the date of issuance has transpired, and provided there are sufficient authorized, unissued, shares of common stock available to convert all shares of Series B Stock.

Mezzanine Presentation

Upon issuance of the preferred shares in the Wainwright acquisition, the Company no longer had sufficient authorized, unissued common stock to allow for Series B Stock conversion. Accordingly, the Series B Stock was reclassified to the mezzanine section of the condensed consolidated balance sheets. Other equity accounts have been adjusted to reflect the historical cost basis of Wainwright.

NOTE 15.	INCOME TAXES

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

As of September 30, 2017, the Company's total unrecognized tax benefits were approximately $0.2 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the quarter ended September 30, 2017 or 2016.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.5 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three months ended September 30, 2017 and 2016 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2013 through 2017 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2017 remain open for examination by Canada and New Zealand authorities which is four years. As of September 30, 2017, there were no active taxing authority examinations.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between August 2018 and August 2021, and require monthly rental payments of approximately US$11,651 translated to U.S. currency as of September 30, 2017.

Future minimum lease payments for Gourmet Foods are as follows:

Year Ended June 30,	Lease Amount
2018	$104,860
2019	62,299
2020	18,390
2021	10,680
2022	1,780
Total minimum lease commitment	$198,009

Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$79,264) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$14,615) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan. Only the Saskatoon facility has an extended lease where the minimum lease obligations through their expiry dates are indicated as below and require monthly payments of approximately US$4,527 translated to U.S. currency as of September 30, 2017.

Future minimum lease payments for Brigadier are as follows:

Year Ended June 30,	Lease Amount
2018	$26,303
2019	32,148
Total minimum lease commitment	$58,451

The total amount of rent paid by our foreign subsidiaries, including the minimum lease payments as noted above, for the three months ended September 30, 2017 translated to U.S. currency as of the balance sheet date was $41,201 as compared to the three month period ended September 30, 2016 of $36,257.

Wainwright leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was approximately $36,000 and $35,000 for the three months ended September 30, 2017 and 2016, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

Year ended June 30,	Lease Amount
2018	$102,000
2019	45,000
Total minimum lease commitment	$147,000

Other Agreements and Commitments

USCF Advisers has entered into expense limitation agreements with three of the funds it manages under which USCF Advisers has agreed to waive, reimburse fees or pay fund expenses in order to limit the fund’s total annual operating expenses to certain threshold amounts. Two of the funds, TOFR and MENU, are covered by an agreement which remain in effect until October 31, 2017 and limit the funds' expenses to 0.55% and 0.65%, respectively, for each of their average daily net asset values. The third fund, USCF Commodity Strategy Fund, expense limitation agreement remains in effect until July 31, 2018 and limits fund expenses to 1.30% and 0.95% of the funds' average daily net assets for the Class A and Class I shares classes, respectively. After such dates, USCF Advisers may terminate the expense limitation agreements at any time upon not less than 90 days’ notice to the respective fund trust boards. Please refer to Note 18 regarding liquidation of TOFR and MENU subsequent to quarter end.

USCF manages seven funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. As of September 30, 2017 and June 30, 2017 the expense waiver payable was $648,117 and $589,093, respectively. Expense waiver expense for the three months ended September 30, 2017 and 2016 was approximately $190,000 and $252,000, respectively. However, USCF has no obligation to continue such payments into subsequent periods.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. There were no matching contributions paid the three months ended September 30, 2017 and 2016, respectively.

NOTE 17.	SEGMENT REPORTING

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

The following table presents a summary of identifiable assets as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017

Identifiable assets:
Corporate headquarters	$4,012,745	$3,302,979
U.S.A. : investment fund management	12,233,436	12,721,559
U.S.A. : data streaming and hardware	93,367	89,459
New Zealand: food industry	1,989,295	2,203,725
Canada: security alarm monitoring	1,964,114	1,278,161
Consolidated total	$20,292,957	$19,595,883

The following table presents a summary of operating information for the three months ended September 30, 2017 and 2016:

	Three-Months Ended September 30, 2017	Three-Months Ended September 30, 2016
Revenues from unaffiliated customers:
U.S.A. : data streaming and hardware	$22,855	$64,528
U.S.A. : investment fund management	5,157,948	6,367,944
New Zealand : food industry	1,294,290	1,205,638
Canada : security alarm monitoring	789,192	825,065
Consolidated total	$7,264,285	$8,463,175

Net income (loss) after taxes:
Corporate headquarters	$(160,339)	$(189,442)
U.S.A. : data streaming and hardware	2,539	(16,832)
U.S.A. : investment fund management	930,726	1,417,515
New Zealand : food industry	4,789	(25,107)
Canada : security alarm monitoring	93,989	115,125
Consolidated total	$871,704	$1,301,259

The following table presents a summary of capital expenditures for the three months ended September 30, 2017 and 2016:

Capital expenditures:	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
New Zealand : food industry	$50,031	$40,357
Canada : security alarm monitoring	187,893	-
Consolidated total	$237,924	$40,357

NOTE 18.     SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On October 18, 2017, through its wholly owned subsidiary Kahnalytics, the Company entered into an Asset Purchase Agreement which, if effectuated, will result in the purchase of all of the assets of The Original Sprout LLC, a California limited liability company, which engages in the manufacture and sale of organic, non-toxic, all natural hair care, bath, skin, and styling products, by Kahnalytics. The purchase price of approximately $3.6 million will be paid in cash by Kahnalytics through funds advanced by Concierge Technologies in the form of an intercompany loan. Closing of the proposed transaction, which is structured as an asset purchase falling under California Bulk Sales guidelines, is subject to satisfaction of certain closing conditions and disclosures which are usual and customary for transactions of this nature. For details, refer to the Company’s Form 8-K filed with the SEC on October 20, 2017 and incorporated by reference herein.

As it relates to Wainwright, on September 22, 2017 the board of trustees of the USCF ETF Trust approved a plan for the liquidation of the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Index Fund (“MENU”), each a series (or the “Funds”) of the USCF ETF Trust, as a result of the low asset levels and lack of growth for each fund. On October 20, 2017 the Funds concluded their liquidation plan with each Fund distributing its remaining net asset value to shareholders. Also, as of October 31, 2017 the expense limitation agreements associated with these funds expired with no significant additional financial reimbursement obligations.

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

Overview

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
●

Kahnalytics, Inc. (“Kahnalytics”), a U.S. based company, captures and presents data from vehicle-mounted camera devices equipped for live-streaming. This business is being allowed to atrophy as customer contracts expire and management expects to be able to exit the industry within the coming fiscal year.

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

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Operating Income

Concierge produced an operating income for the three months ended September 30, 2017 of approximately $1.4 million as compared to approximately $2.4 million for the three months ended September 30, 2016. This represents a decrease in operating income of approximately $1.0 million for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, or approximately 42%. The decrease in operating income is primarily attributable to lower Wainwright revenue as well as increased advertising and marketing costs during the current year connected to the launching of new product offerings.

Other Expenses

Other expenses were $21 thousand and $8 thousand for the three months ended September 30, 2017 and 2016, respectively.  A reduction in provision for income taxes of $0.5 million compared to $1.1 million for the three months ended September 30, 2017 and 2016, respectively, was a result of lower operating income in the current period resulting in a net income of $0.9 million and $1.3 million, respectively. After giving consideration to currency translation gains of $43 thousand and changes in short-term investment valuations of ($44) thousand, the comprehensive income for the three months ended September 30, 2017 was $0.9 million as compared to the three months ended September 30, 2016 where the currency translation loss was ($10) thousand, the changes in short term investment valuation was ($1) thousand, and the comprehensive income was $1.3 million.

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

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and the USCF Funds Trust (“USCF Funds Trust”):

USCF as General Partner for the following funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012
USCF as fund Sponsor - each a series within the USCF Funds Trust
USCF Funds Trust (“USCF Funds Trust”)	A series trust formed in Delaware March 2016
United States 3X Oil Fund (“USOU”)	A commodity pool formed in May 2017 and made public July 2017
United States 3X Short Oil Fund (“USOD”)	A commodity pool formed in May 2017 and made public July 2017

The USCIF Trust currently has a new fund, USCF Canadian Crude Oil Index Fund (“UCCO”), in registration and has not commenced operations.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund, which are currently in registration and have not commenced operations (together, the “REX Funds”).

USCF Advisers serves as the investment adviser to the fund(s) within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ fund(s) and manages the investment of the assets.

Advisers as fund manager for each series within the USCF Trust and the USCF Mutual Funds Trust
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
Stock Split Index Fund (“TOFR”)	Fund launched September 2014; Liquidated October 20, 2017
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016; Liquidated October 20, 2017
USCF Mutual Funds Trust ("Mutual Funds Trust")
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017

All USCF funds and the Trusts' funds are collectively referred to as the “Funds” hereafter. (See Note 18 to the consolidated financial statements for updates on fund launches or liquidations)

For the Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016

Wainwright’s revenue and expenses are primarily driven by the amount of Fund assets under management (“AUM”). Wainwright earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the Company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing and Distribution, Operations and Salaries and Compensation.

Average AUM for the three months ended September 30, 2017 decreased to $3.9 billion, or 19%, from the three month average of $4.8 billion for the three months ended September 30, 2016. As a result of decreased AUM revenues also decreased 19%, or $1.2 million, to $5.2 million from $6.4 million over the respective three month period.

Wainwright’s total Operating Expenses for three months ended September 30, 2017 decreased by $0.26 million to $3.66 million, or 7%, from $3.92 million for the three months ended September 30, 2016. Variable expenses, as described above, decreased $0.16 million over the respective three-month period due to lower AUM which reduced sub-advisory fees and other variable costs, but were partially offset by operating costs of new funds and fixed minimum costs of smaller funds. General and Administrative expenses decreased $0.15 million to $0.62 million for the three months ended September 30, 2017 from $0.77 million for the three months ended September 30, 2016 due to decreases in fund expense waiver reimbursements based on contractual expense thresholds for certain funds, decreases in legal fees, and decreases in new fund expenditures. Marketing and Distribution expenses had a small increase of $0.03 million to $0.80 million for the three months ended September 30, 2017 as compared to the comparable prior year period even though advertising expenses increased by $0.12 million as a result of continued new fund marketing efforts and branding, but were substantially offset by a reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $0.9 million for both respective 3 month periods.

Net income before taxes for the three months ended September 30, 2017 decreased $0.98 million to $1.46 million from $2.44 million for three months ended September 30, 2016 primarily due to the $1.2 million decrease in revenue partially offset by decreases Operations expenses and General and Administrative expenses.

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

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Gourmet Foods, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Expense found on the Consolidated Balance Sheets.

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net revenues for the three months ended September 30, 2017 were $1.3 million with cost of goods sold of $0.9 million resulting in a gross profit of $0.4 million as compared to the three months ended September 30, 2016 where net revenues were $1.2 million; cost of goods sold were $0.8 million; and gross profit was $0.4 million.

General, administrative and selling expenses, including wages and marketing, for the three months ended September 30, 2017 and the three months ended September 30, 2016 were $0.3 million and $0.4 million producing operating income of $82 thousand and $30 thousand, respectively, or approximately 6% net operating profit for three months ended September 30, 2017 as compared to 2% for the three months ended September 30, 2016.

The depreciation expense, income tax provision and other income totaled $78 thousand for the three months ended September 30, 2017 as compared to $55 thousand for the three months ended September 30, 2016, resulting in a net income of approximately $7 thousand as compared to a net loss of $25 thousand, respectively.

The gross profits and total revenues are consistent between the comparison periods and the differences in net income are attributed to stepped-up depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

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

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net revenues for the three months ended September 30, 2017 were $0.8 million with cost of goods sold recorded as $0.3 million, resulting in a gross profit of $0.5 million with a gross margin of approximately 58% as compared to the three months ended September 30, 2016 where net revenues were $0.8 million with cost of goods sold of $0.4 million and a gross profit of $0.4 million, or approximately 54%.

General, administrative and selling expenses for the three months ended September 30, 2017 were $0.3 million producing an operating profit of $0.1 million or approximately 17% as compared to the three months ended September 30, 2016 where operating profits were $0.2 million, or approximately 20%, with general, administrative and selling expenses of $0.4 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $39 thousand for the three months ended September 30, 2017 resulting in a net profit of $0.1 million as compared to a net profit of $0.1 million for the three months ended September 30, 2016 where other expense totaled $36 thousand.

Kahnalytics, Inc.

Kahnalytics was established in 2015 to carry on the residual business of Janus Cam (a previously wholly-owned subsidiary in the camera business) after disposal of that subsidiary. For the years ended June 30, 2017 and 2016, the Company has incurred de minimis operating losses insignificant to the overall enterprise. As of June 30, 2017, the business is being wound down and management expects operations within the industry of mobile video and live-streaming data to be eliminated during the current fiscal year.

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

As of September 30, 2017, we had $7.3 million of cash and cash equivalents on a consolidated basis as compared to $6.7 million as of June 30, 2017.

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

Recent Developments

On October 18, 2017, through our wholly owned subsidiary Kahnalytics, we entered into an Asset Purchase Agreement which, if effectuated, will result in the purchase of all of the assets of The Original Sprout LLC, a California limited liability company, which engages in the manufacture and sale of organic, non-toxic, all natural hair care, bath, skin, and styling products, by Kahnalytics. The purchase price of approximately $3.6M will be paid in cash by Kahnalytics through funds advanced by us in the form of an interest free loan. Closing of the proposed transaction, which is structured as an asset purchase falling under California Bulk Sales guidelines, is subject to satisfaction of certain closing conditions and disclosures which are usual and customary for transactions of this nature. For details, refer to the Company’s Form 8-K filed with the SEC on October 20, 2017 and incorporated by reference herein.

As it relates to Wainwright, on September 22, 2017 the board of trustees of the USCF ETF Trust approved a plan for the liquidation of the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Index Fund (“MENU”), each a series (or the “Funds”) of the USCF ETF Trust, as a result of the low asset levels and lack of growth for each fund. On October 20, 2017 the Funds concluded their liquidation plan with each Fund distributing its remaining net asset value to shareholders. Also, as of October 31, 2017 the expense limitation agreements associated with these funds expired with no significant additional financial reimbursement obligations.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Concierge is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 10, 2017, the Company’s Board appointed the following officers:

David Neibert                        Chief Operating Officer and Secretary

Stuart Crumbaugh                  Chief Financial Officer and Treasurer

Mr. Neibert has been a director of Concierge Technologies since June 17, 2002 and previously served as the Company’s Chief Financial Officer. In connection with Mr. Neibert’s promotion to the position of Chief Operating Officer, he will receive an annual salary of $200,000 plus a limited reimbursement of health insurance premiums.

Mr. Crumbaugh, 54, has served as the Secretary, Chief Financial Officer and Treasurer of USCF since May 15, 2015. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since April 30, 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software as a service (“SaaS”) healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company from December 2012 through December 2013. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation (acquired by Synopsys, Inc.) from January 2010 through December 2010. Mr. Crumbaugh served as a consultant with the Connor Group for the periods of January and February 2011, October and November 2012 and January through March 2014, providing technical accounting, IPO readiness and M&A consulting services to various early stage companies. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

As Chief Financial Officer and Treasurer of the Company, Mr. Crumbaugh will receive no additional compensation from Concierge.

On November 10, 2017, the Company's Board formed a sub-committee to assist the Board in the review of the Company’s quarterly and annual reports and the financial statements included therein. The members of this sub-committee are Matt Gonzalez, Derek Mullins, Erin Grogan, Tabatha Coffey and Joya Harris. The sub-committee has not yet adopted a formal charter.

On November 10, 2017, the Company's Board also approved the annual compensation to be paid to its independent directors. The Board approved an annual fee of $10,000, to be paid quarterly in arrears.

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

3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[9]
3.3	Amended Bylaws of Concierge Technologies, Inc. which became the Bylaws of Concierge Technologies, Inc. on March 22, 2017.[9]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert.[2]
10.4	Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam.[5]
10.5	Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam.[3]
10.6	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016.[5]
10.7	Asset Purchase Agreement dated October 18, 2017 by and among Kahnalytics, Inc. and The Original Sprout, LLC.[11]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

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

11 Previously filed with Current Report on Form 8-K on October 19, 2017 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: November 14, 2017	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.