Form 10-Q
period 2017-12-31
CONCIERGE TECHNOLOGIES INC
filed 2018-02-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The registrant had 29,559,139 shares of Common Stock, $0.001 par value, and 436,951 shares of Series B Convertible, Voting, Preferred Stock on February 1, 2018. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	December 31, 2017	June 30, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,627,099	$6,730,486
Accounts receivable, net	1,170,918	871,570
Accounts receivable - related parties	1,602,428	1,762,271
Inventories	926,422	444,274
Prepaid income tax and tax receivable	1,629,354	1,276,540
Investments	3,367,855	3,578,749
Other current assets	194,546	369,599
Total current assets	14,518,622	15,033,489

Restricted cash	14,395	14,870
Property and equipment, net	1,262,252	1,159,465
Goodwill	3,355,966	498,973
Intangible assets - net	839,319	899,276
Deferred tax assets, net	1,030,814	1,480,272
Other assets, long-term	518,073	509,538
Total assets	$21,539,441	$19,595,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,332,866	$2,842,855
Expense waivers - related parties	866,316	589,093
Purchase consideration payable	1,250,000	-
Notes payable - related parties	3,500	3,500
Equipment loans	51,274	17,388
Total current liabilities	4,503,956	3,452,836

Notes payable - related parties	600,000	600,000
Equipment loans, net of current portion	199,075	72,605
Deferred tax liabilities	258,601	258,601
Total liabilities	5,561,632	4,384,042

Conmmitments and Contingencies (Note 16)

Convertible preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 0 issued and outstanding at December 31, 2017 and 436,951 at June 30, 2017 [1]	-	2,011,934
	-	2,011,934

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 436,951 issued and outstanding at December 31, 2017 and 0 at June 30, 2017	437	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 29,559,139 shares issued and outstanding at December 31, 2017 and 29,559,139 at June 30, 2017 [1]	29,559	29,559
Additional paid-in capital	9,186,132	7,174,635
Accumulated other comprehensive income	35,706	119,338
Retained earnings	6,725,976	5,876,375
Total stockholders' equity	15,977,810	13,199,907
Total liabilities, convertible preferred stock, and stockholders' equity	$21,539,441	$19,595,883

1 Share amounts adjusted for 30:1 reverse stock split (Note 14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net revenue
Fund management - related party	$4,845,624	$6,472,531	$10,003,572	$12,840,475
Food products	1,235,193	1,203,521	2,497,653	2,394,081
Security alarm monitoring	1,196,215	828,114	1,976,116	1,641,660
Other	88,485	25,039	110,990	89,566
Net revenue	7,365,517	8,529,205	14,588,331	16,965,782

Cost of revenue	1,469,565	1,077,615	2,713,822	2,190,634

Gross profit	5,895,952	7,451,590	11,874,509	14,775,148

Operating expense
General & administrative expense	1,260,409	1,447,594	2,493,885	2,731,253
Fund operations	1,148,466	1,335,265	2,425,009	2,769,467
Marketing	874,948	1,051,152	1,716,100	1,831,683
Depreciation and amortization	115,255	101,188	228,024	199,830
Salaries and compensation	1,821,860	1,909,832	2,949,072	3,260,053
Total Operating Expenses	5,220,938	5,845,031	9,812,090	10,792,286

Income from operations	675,014	1,606,559	2,062,419	3,982,862

Other (expense) income
Other (expense) income	(83,874)	2,636	(93,925)	6,816
Interest income	4,182	-	6,345	-
Interest expense	(2,744)	(5,711)	(13,789)	(5,689)
Total other(expense) income, net	(82,436)	(3,075)	(101,369)	1,127

Income before income taxes	592,578	1,603,484	1,961,050	3,983,989

Provision of income taxes	(614,681)	(587,038)	(1,111,449)	(1,657,049)

Net (loss) income	$(22,103)	$1,016,446	$849,601	$2,326,940

Weighted average shares of common stock
Basic	29,559,139	29,559,139	29,559,139	29,559,139
Diluted	29,559,139	38,298,159	38,298,159	38,298,159

Net (loss) income per common share
Basic	$(0.00)	$0.03	$0.03	$0.08
Diluted	$(0.00)	$0.03	$0.02	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net (loss) income	$(22,103)	$1,016,446	$849,601	$2,326,940

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(45,704)	4,714	(38,803)	(85,460)
Changes in short-term investment valuation	(36,536)	-	(44,829)	(7,121)
Comprehensive (loss) income	$(104,343)	$1,021,160	$765,969	$2,234,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six-Month Periods Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$849,601	$2,326,940
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	228,024	199,830
Loss (gain) on sale of investments	38,558	-
Loss (gain) on disposal of equipment	(1,660)	6,220
(Increase) decrease in current assets:
Accounts receivable	(7,309)	62,600
Accounts receivable - related party	159,844	(78,579)
Deferred taxes, net	449,458	(197,188)
Prepaid income taxes	(355,753)	(437,499)
Inventory	(155,030)	(74,549)
Other assets	184,567	(86,423)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(427,525)	601,393
Expense waivers payable - related party	277,224	490,455
Net cash provided by operating activities	1,239,999	2,813,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	(2,232,172)	(214,035)
Purchase of equipment	(246,699)	(47,346)
Sale of investments	1,072,019
Purchase of investments	(981,361)	(842,993)
Net cash used in investing activities	(2,388,213)	(1,104,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan	178,604	-
Repayment of equipment loan	(21,787)	-
Loans from related parties	-	(5,000)
Net cash used in financing activities	156,817	(5,000)

Effect of exchange rate change on cash and cash equivalents	(111,990)	(77,147)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,103,387)	1,626,679

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	6,730,486	5,454,107

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,627,099	$7,080,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid - U.S.	$-	$5,000
Income taxes paid - U.S.	$960,800	$2,200,800
Purchase consideration payable (see Note 13)	$1,250,000	$-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
(UNAUDITED)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

Wainwright Holdings, Inc. (“Wainwright”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries, United States Commodity Funds LLC (“USCF”), and USCF Advisers LLC (“USCF Advisers”), each of which manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange.

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc., a U.S. based company, has adopted the fictitious business name of Original Sprout (hereinafter referred to as “Original Sprout”) as of December 18, 2017 and is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, has been transitioned to a major customer in exchange for nominal recurring revenues to commence later in the current fiscal year.

See “Note 13. Business Combinations” for a description of the terms of our acquisitions for our operating businesses.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements, which are referred herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier and Original Sprout.

Wainwright was acquired during the prior fiscal year. Due to the commonality of ownership and control between the two companies, the transaction has been accounted for as a transaction between entities under common control (Refer to Note 13 of the Financial Statements). The accompanying Financial Statements as of December 31, 2017 and June 30, 2017 include the assets, liabilities and the results of operations of Wainwright at carrying amounts as though the transaction and exchange of equity interests has occurred at the beginning of the comparative period, or July 1, 2016.

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

The Company’s subsidiary, Wainwright, maintains cash balances at various high credit quality institutions and from time to time those deposits exceed the FDIC coverage amount of $250,000. As of December 31, 2017 the uninsured amount for Wainwright subsidiaries totaled approximately $3.8 million, though no losses have been realized and none are expected. Cash balances in Canada are maintained at a financial institution in Saskatoon, Saskatchewan by the Company’s subsidiary. Each account is insured up to CD$100,000 by Canada Deposit Insurance Corporation (CDIC). The Company’s subsidiary had an uninsured cash balance in Canada of approximately CD$0.7 million (approximately US$0.5million) at December 31, 2017. Balances at financial institutions within certain foreign countries, including New Zealand where the Company’s subsidiary maintains cash balances, are not covered by insurance. As of December 31, 2017, the Company’s subsidiary had uninsured deposits related to cash deposits in uninsured accounts maintained within foreign entities of approximately NZ$0.6 million (approximately US$0.4 million). The Company has not experienced any losses in such accounts.

Accounts Receivable - Related Parties and Accounts Receivable, net

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of December 31, 2017 and June 30, 2017, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Accounts receivable, net, consist of receivables from the Bridagier, Gourmet Foods and Original Sprout businesses. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017 and June 30, 2017, the Company had $46,551 and nil, respectively, recorded in doubtful accounts.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Original Sprout, is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing. For the current three and six month periods, Original Sprout, which was acquired on December 18, 2017, included only 13 days of operations in our financial statements. As a result, a list of major customers over this time period would not be indicative of actual concentration of risk with regard to sales revenues or accounts receivable and is therefore omitted.

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. Sales revenues derived from this customer, which includes contracts and recurring monthly residuals from monitoring contracts, totaled 27% of the total revenues for the three months ended December 31, 2017 and 36% for the six months ended December 31, 2017 as compared to 46% of the total revenues for the three month period ended December 31, 2016 and 46% for the six month period ended December 31, 2016, respectively, while accounting for approximately 19% and 40% of accounts receivable as of December 31, 2017 and June 30, 2017, respectively. Sales to one large customer totaled 32% of the total revenues for the three months ended December 31, 2017 but were insignificant for other comparison periods and not likely to repeat on a regular basis. This customer also accounted for 48% of accounts receivable as of December 31, 2017 as compared to 0% as of June 30, 2017.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business For the three months ended December 31, 2017 and 2016, our largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 17% and 18%, respectively, of our gross sales revenues as compared to 16% and 18%, respectively, for the six months ended December 31, 2017 and 2016. The same customer accounted for 25% and 26% of our accounts receivable for as of December 31, 2017 and June 30, 2017, respectively. The second largest in the grocery industry accounted for approximately 11% and 11% of our gross revenues for the three and six month periods ended December 31, 2017, respectively, as compared to 11% and 11% of gross revenues for the three and six month periods ended December 31, 2016. The same customer accounted for 14% of our accounts receivable for as of December 31, 2017 compared to 11% as of June 30, 2017. In the gasoline convenience store market we supply two major channels. The largest is a marketing consortium of gasoline dealers who, for the three and six months ended December 31, 2017 accounted for approximately 44% and 42%, respectively, of our gross sales revenues as compared to 43% and 42% for the three and six months ended December 31, 2016. No single member of the consortium is responsible for a significant portion of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales however no single independent operator is responsible for a significant portion of our accounts receivable. The third category of independent retailers and cafes accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues or accounts receivable. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and six month revenues as of December 31, 2017 and December 31, 2016 along with the accounts receivable at December 31, 2017 as compared with June 30, 2017 as depicted below.

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Revenue		Revenue
Fund
USO	$2,499,615	52%	$3,683,953	57%
USCI	979,375	20%	1,323,374	20%
UNG	874,162	18%	894,996	14%
All Others	492,472	10%	570,208	9%
Total	$4,845,624	100%	$6,472,531	100%

	Six Months Ended December 31, 2017		Six Months Ended December 31, 2016
	Revenue		Revenue
Fund
USO	$5,443,460	54%	$7,303,214	57%
USCI	1,957,993	20%	2,696,650	21%
UNG	1,572,018	16%	1,718,109	13%
All Others	1,030,101	10%	1,122,502	9%
Total	$10,003,572	100%	$12,840,475	100%

	December 31, 2017		June 30, 2017
	Accounts Receivable		Accounts Receivable
Fund
USO	$799,623	50%	$1,060,421	60%
USCI	326,005	20%	317,032	18%
UNG	312,466	20%	217,760	12%
All Others	164,334	10%	167,058	10%
Total	$1,602,428	100%	$1,762,271	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the six months ended December 31, 2017 and 2016 impairment to inventory value was recorded as $0 and $2,090, respectively. An assessment is made at the end of each fiscal year to determine what inventory items have remained in stock from the close of the previous fiscal year. If such items exist, either a reserve is established to reduce inventory value by the value of these items, or these items are removed from the inventory valuation and recorded as an expense. As of December 31, 2017 and December 31, 2016, the expense for slow moving or obsolete inventory was $0 and $36,239, respectively. As of December 31, 2017 and June 30, 2017 there was no reserve established for slow moving inventory valuation.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the six months ended December 31, 2017 or for the year ended June 30, 2017.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the six months ended December 31, 2017 or for the year ended June 30, 2017

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the six months ended December 31, 2017 or for the year ended June 30, 2017.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety. There were no transfers between levels during the six months ended December 31, 2017 and 2016.

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and related bakery confections in New Zealand, security alarm system installation and monitoring service in Canada, and wholesale distribution of hair and skin care products. Revenue is accounted for net of sales taxes, sales returns, trade discounts. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the delivery has occurred, no other significant obligations of the Company exist, and collectability is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three and six months ended December 31, 2017 were $0.87 million and $1.72 million, respectively, as compared to $1.05 million and $1.83 million for the three and six month periods ended December 31, 2016.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in  a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. Other comprehensive income, foreign currency translation (loss) gain was approximately ($46) thousand and $5 thousand for the three months ended  December 31, 2017 and 2016, respectively, and approximately ($39) thousand and ($85) thousand for the six months ended December 31, 2017 and 2016, respectively.

Short-term Investment Valuation

Other comprehensive income (loss) attributed to changes in the valuation of short-term investments held for sale by Wainwright was approximately ($37) thousand and $0 for the three months ended December 31, 2017 and 2016, respectively, and approximately ($45) thousand and ($7) for the six months ended December 31, 2017 and 2016.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the each of the three and six months ended December 31, 2017 and 2016, a determination was made that no adjustments were necessary.

Recent Accounting Pronouncements

The Company has reviewed new accounting pronouncements issued between October 13, 2017, the filing date of our most recent prior Annual Report on Form 10-K, and the filing date of this Quarterly Report on Form 10-Q and has determined that no pronouncements issued are relevant to the Company, and/or have, or will have, a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

NOTE 3.	BASIC AND DILUTED NET INCOME PER SHARE

Basic net (loss) income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended December 31, 2017
	Net Income	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(22,103)	29,559,139	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-		-
Diluted loss per share	$(22,103)	29,559,139	$(0.00)

	For the Three Months Ended December 31, 2016
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,016,446	29,559,139	$0.03
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$1,016,446	38,298,159	$0.03

	For the Six Months Ended December 31, 2017
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$849,601	29,559,139	$0.03
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$849,601	38,298,159	$0.02

	For the Six Months Ended December 31, 2016
	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$2,326,940	29,559,139	$0.08
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$2,326,940	38,298,159	$0.06

NOTE 4.	INVENTORIES

Inventories consisted of the following as of:

	December 31,	June 30,
	2017	2017
Raw materials	$47,628	$43,088
Supplies and packing materials	301,436	125,241
Finished goods	577,358	275,945
Total	$926,422	$444,274

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of:

	December 31, 2017	June 30, 2017
Plant and equipment	$1,467,151	$1,460,180
Furniture and office equipment	173,763	162,781
Vehicles	372,190	185,866
Total property, plant and equipment, gross	2,013,104	1,808,827
Accumulated depreciation	(750,852)	(649,362)
Total property, plant and equipment, net	$1,262,252	$1,159,465

For the three and six month periods ended December 31, 2017 depreciation expense for property, plant and equipment totaled $85,276 and $168,067, respectively, as compared to $71,209 and $139,873 for the three and six month periods ended December 31, 2016, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	December 31,	June 30,
	2017	2017
Brand name	$402,123	$402,123
Domain name	36,913	36,913
Customer relationships	500,252	500,252
Non-compete agreement	84,982	84,982
Recipes	21,601	21,601
Total	1,045,871	1,045,871
Less : accumulated amortization	(206,552)	(146,595)
Net intangibles	$839,319	$899,276

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

	December 31,	June 30,
	2017	2017
Customer relationships	$500,252	500,252
Less: accumulated amortization	(84,902)	(59,684)
Total customer relationships, net	$415,350	440,568

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years.

	December 31,	June 30,
	2017	2017
Brand name	$402,123	$402,123
Less: accumulated amortization	(68,931)	(48,660)
Total brand name, net	$333,192	$353,463

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	December 31,	June 30,
	2017	2017
Domain name	$36,913	$36,913
Less: accumulated amortization	(15,297)	(11,576)
Total brand name, net	$21,616	$25,337

RECIPES

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years.

	December 31,	June 30,
	2017	2017
Recipes	$21,601	$21,601
Less: accumulated amortization	(10,435)	(8,257)
Total recipes, net	$11,166	$13,344

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years.

	December 31,	June 30,
	2017	2017
Non-compete agreement	$84,982	$84,982
Less: accumulated amortization	(26,986)	(18,418)
Total non-compete agreement, net	$57,996	$66,564

AMORTIZATION EXPENSE

The total intangible amortization expense for the three and six months ended December 31, 2017 was $29,979 and $59,957, respectively, as compared to $29,979 and $59,957, respectively, for the three and six months ended December 31, 2016.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2018	$59,468
2019	118,937
2020	118,937
2021	108,648
2022	90,237
Thereafter	343,092
Total	$839,319

NOTE 7.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are included in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2017 and June 30, 2017, investments were approximately $3.4 million and $3.6 million, respectively. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of December 31, 2017 and June 30, 2017, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of December 31, 2017 and June 30, 2017:

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$479,910	$-	$-	$479,910
USCI mutual fund investment	2,500,000	203,720	-	2,703,720
Hedged asset	395,000	-	(211,912)	183,088
Other equities	1,577	-	(440)	1,137
Total short-term investments	$3,376,487	$203,720	$(212,352)	3,367,855

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$86,204	$-	$-	$86,204
USCI mutual fund investment	2,500,000	-	(49,080)	2,450,920
MENU ETF investment	768,427	41,473	-	809,900
Hedged asset	187,000	43,746	-	230,746
Other equities	1,577	-	(598)	979
Total short-term investments	$3,543,208	$85,219	$(49,678)	$3,578,749

The following tables summarize the valuation of the Company’s securities at December 31, 2017 and June 30, 2017 using the fair value hierarchy:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$479,910	$479,910	$-	$-
Mutual fund investment	2,703,720	2,703,720	-	-
Hedge asset	183,088	-	183,088	-
Other equities	1,137	1,137	-	-
Total	$3,367,855	$3,184,767	$183,088	$-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$86,204	$86,204	$-	$-
Mutual fund investment	2,450,920	2,450,920	-	-
ETF investment	809,900	809,900	-	-
Hedge asset	230,746	-	230,746	-
Other equities	979	979	-	-
Total	$3,578,749	$3,348,003	$230,746	$-

During the three and six months ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $194,546 as of December 31, 2017 and $369,599 as of June 30, 2017 are comprised of various components as listed below.

	December 31,	June 30,
	2017	2017

Prepaid expenses and deposits	$190,546	$212,301
Notes receivable	-	150,000
Other current assets	4,000	7,298
Total	$194,546	$369,599

Restricted Cash

At December 31, 2017 Gourmet Foods had on deposit NZ$20,000 (approximately US$14,395) securing a lease bond for one of its properties. The same amount was posted at June 30, 2017 and translated to approximately US$14,870. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long term assets totaling $518,073 and $509,538 at December 31, 2017 and June 30, 2017, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)	$500,000 as of December 31, 2017 and June 30, 2017 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $18,073 as of December 31, 2017 and $9,538 at June 30, 2017 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. There was no goodwill impairment for the three and six months ended December 31, 2017 and 2016.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2017	June 30, 2017
Accounts payable	$1,179,137	$1,781,772
Accrued interest	44,650	32,410
Taxes payable	-	123
Deferred rent	9,201	13,402
Accrued payroll and vacation pay	395,042	349,507
Other accrued expenses	704,836	665,641
Total	$2,332,866	$2,842,855

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31, 2017	June 30, 2017

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and six months ended December 31, 2017 were $6,120 and $12,239, respectively, and for the three and six months ended December 31, 2016 the interest expense (as adjusted) for all related party notes were $71 and $141, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $4.8 million and $10 million for the three and six months ended December 31, 2017, respectively, were earned from these related parties as compared to $6.5 million and $12.8 million for the three and six month periods ended December 31, 2016. Accounts receivable, totaling $1.6 million and $1.8 million as of December 31, 2017 and June 30, 2017, respectively, were owed from these related parties. Fund expense waivers, totaling $0.2 million and $0.4 million for the three and six months ended December 31, 2017, respectively, were incurred on behalf of these related parties as compared to $0.1 million and $0.4 million for the three and six month periods ended December 31, 2016. Waivers payable, totaling $0.9 million and $0.6 million as of December 31, 2017 and June 30, 2017, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Financial Statements.

NOTE 12.	EQUIPMENT LOANS

As of December 31, 2017, Brigadier had, in the aggregate, an outstanding principal balance of CD$314,817 (approx. US$250,349) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017 reflect the amount of the principal balance which is due within twelve months as a current liability of US$51,274 and US$17,388, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$199,075 and US$72,605 at December 31, 2017 and June 30, 2017 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the three and six months ended December 31, 2017 and was US$2,712 and $4,866, respectively, as compared to $0 and $0 for the three and six month periods ended December 31, 2016.

NOTE 13.	BUSINESS COMBINATIONS

Acquisition of the assets of The Original Sprout, LLC

Kahnalytics, Inc., a wholly owned subsidiary of Concierge Technologies domiciled in California, was founded during May 2015 for the purpose of carrying on the residual business from the disposal of Concierge Technologies' former subsidiary, Wireless Village dba/Janus Cam. As that business segment slowly wound down over the ensuing two years, management began a search for another business opportunity for Kahnalytics. Accordingly, on December 18, 2017, Kahnalytics acquired all of the assets of The Original Sprout, LLC, a California limited liability company. Simultaneous with the acquisition, Kahnalytics registered a "doing business as" (or "dba") name of “Original Sprout” and transitioned its business to the manufacture, warehousing and wholesale distribution of non-toxic, all-natural, hair and skin care products under the brand name Original Sprout. The acquisition by Kahnalytics was financed through a non-interest bearing note from Concierge Technologies. The purchase price was approximately $3.5 million with payments to be made over the course of a twelve-month period and per the estimated allocation as depicted in the following table.

Item	Amount
Inventory	$325,866
Accounts receivable	288,804
Furniture, fixtures and equipment	1,734
Pre-payments of inventory	8,775
Goodwill – provisional (1)	2,856,993
Total Purchase Price	$3,482,172

On the closing date of the transaction, December 18, 2017, Kahnalytics paid $982,172 in cash towards the purchase price and deposited an additional $1,250,000 in an attorney-held client trust account to be released to the sellers, subject to any downward purchase price adjustment, on May 18, 2018. The balance of the purchase price, $1,250,000, subject to downward adjustment for prior payments, is due by January 5, 2019 and is secured by a promissory note from Kahnalytics and a corporate guarantee from Concierge Technologies.

(1)

Values have been allocated to tangible assets and goodwill on a provisional basis while the Company completes its asset valuation and awaits the findings of an independent valuation of the intangible assets including the provisional goodwill amount of $2,856,993.

Wainwright Holdings, Inc.

On December 9, 2016, the Company closed a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company and Wainwright and each of the shareholders of Wainwright common stock (the “Wainwright Sellers”), pursuant to which the Wainwright Sellers agreed to sell, and the Company agreed to purchase 1,741 shares of Wainwright common stock, par value $0.01 per share, (the “Wainwright Common Stock”), which represents all of the issued and outstanding Wainwright Common Stock, in exchange for: (i) 27,293,330 shares (as adjusted approximately for the 1 for 30 reverse stock split effective on December 15, 2017) of Company Common Stock, and (ii) 311,804 (as adjusted approximately for the 1 for 30 reverse stock split effective on December 15, 2017) shares of Company Preferred Stock (which preferred shares are convertible into approximately 6,236,079 shares of Company Common Stock). Wainwright and the Company have a commonality of ownership and control as represented by the shareholdings, either directly or beneficially, of Nicholas Gerber and Scott Schoenberger as a group pursuant to the aforementioned Purchase Agreement and a voting agreement which gives them control of over 50% of Wainwright and over 50% of Concierge both before and after the business combination. Accordingly, the acquisition has been recorded as a transaction between entities under common control in the accompanying financial statements. Further, the accompanying financial statements have been adjusted to include the carrying value of assets, liabilities, equity and operations of Wainwright as if the transaction had concluded on July 1, 2015. The Wainwright assets, liabilities and shareholders' equity were recorded at their historical values with no step-up or adjustment to fair market value.

NOTE 14.	STOCKHOLDERS' EQUITY

Reverse Stock Split

On November 17, 2017, the Board of Directors (the “Board’) of the Company approved the implementation of a one-for-thirty (1:30) reverse stock split of all of the Company’s issued and outstanding common and preferred stock (the “Reverse Stock Split”).  The Reverse Stock Split became effective when trading opened on December 15, 2017. The Reverse Stock Split was previously approved by the Company’s shareholders pursuant to a majority written consent and by the Board pursuant to unanimous written consent on February 13, 2017. The approvals provided discretion to the Board to implement the Reverse Stock Split by the end of 2017.  The number of the Company’s authorized shares of common stock did not change. All figures have been presented on the basis of reverse split where ever applicable for all the periods presented in these financial statements.

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

Prior to the Reverse Stock Split, the Company did not have sufficient authorized, unissued, shares of common stock available to convert all shares of Series B Voting, Convertible Preferred Stock. Accordingly, the Series B Voting, Convertible Preferred Stock was reclassified to the mezzanine section as a contingent liability on the Company’s prior Consolidated Balance Sheets with other equity accounts being adjusted to reflect the historical cost basis of Wainwright. As a result of the Reverse Stock Split, sufficient shares were made available to allow for conversion of the Series B Voting, Convertible, Preferred Stock such that the shares have been reclassified to the equity section of the Consolidated Balance Sheet as of December 31, 2017.

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

As of December 31, 2017, the Company's total unrecognized tax benefits were approximately $0.2 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the six month periods ended December 31, 2017 or 2016.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $1.1 million and $1.7 million from its operations for the six months ended December 31, 2017 and December 31, 2016, respectively. The effective tax rate for the three and six months ended December 31, 2017 and 2016 differed from the statutory rate primarily due to the net charge related to the Tax Cuts and Jobs Act ("TCJA") and the mix of non-deductible items.

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect the Company, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA requires a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, the blended U.S. federal statutory tax rate is 28%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective beginning  July 1, 2018.

The TCJA is effective in the second quarter of fiscal year 2018. During the second quarter of fiscal year 2018, the Company recorded a charge of $0.05 million related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $1.0 million.

To calculate the transition tax, the Company estimated the deferred foreign income for fiscal year 2017 and the first and second quarter of fiscal year 2018 because these tax returns are not complete or due. The fiscal year 2017 and fiscal year 2018 taxable income will be known once the respective tax returns are complete and filed.

In addition, the Company recorded a $0.5 million expense during the quarter ended December 31, 2017 from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes on the consolidated income statements and deferred income taxes on the consolidated balance sheet. The remeasurement of the deferred taxes reflects the reduced rate that will apply when these deferred taxes are settled or realized in future periods.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2013 through 2017 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2017 remain open for examination by Canada and New Zealand authorities which is four years. As of December 31, 2017, there were no active taxing authority examinations.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between August 2018 and August 2021, and require monthly rental payments of approximately US$11,474 translated to U.S. currency as of December 31, 2017.

Future minimum lease payments for Gourmet Foods are as follows:

Year Ended June 30,	Lease Amount
2018	$68,844
2019	61,352
2020	18,110
2021	10,516
2022	1,753
Total minimum lease commitment	$160,575

Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$78,058) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$14,395) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan. Only the Saskatoon facility has an extended lease where the minimum lease obligations through their expiry dates are indicated as below and require monthly payments of approximately US$4,488 translated to U.S. currency as of December 31, 2017.

Future minimum lease payments for Brigadier are as follows:

Year Ended June 30,	Lease Amount
2018	$17,385
2019	31,873
Total minimum lease commitment	$49,258

The total amount of rent paid by our foreign subsidiaries, including the minimum lease payments as noted above, for the three and six months ended December 31, 2017 translated to U.S. currency using the period-average translation rate was $39,687 and $80,049, respectively, as compared to the three and six month periods ended December 31, 2016 of $38,498 and $77,130, respectively.

Wainwright leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $36,175 and $72,340 for the three and six months ended December 31, 2017, respectively, as compared to $36,917 and $71,608 for the three and six month periods ended December 31, 2016, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

Year Ended June 30,	Lease Amount
2018	$68,000
2019	45,000
Total minimum lease commitment	$113,000

Original Sprout currently sub-leases office and warehouse space in San Clemente, CA without a formal lease agreement until March 1, 2018, where after a new three-year lease takes effect. The total amount of rent paid for the three-month period ended December 31, 2017 was $2,331 with no rent being paid prior to December 18, 2017. The new lease will require monthly payments of approximately $7,805 with increases annually thereafter. Future minimum lease payments required under the new lease commencing on March 1, 2018 are as follows.

Year Ended June 30,	Lease Amount
2018	$31,220
2019	93,788
2020	95,804
2021	66,216
Total minimum lease commitment	$287,028

Other Agreements and Commitments

USCF Advisers has entered into expense limitation agreements with one of the funds it manages under which USCF Advisers has agreed to waive, reimburse fees or pay fund expenses in order to limit the fund’s total annual operating expenses to certain threshold amounts. The USCF Commodity Strategy Fund expense limitation agreement remains in effect until July 31, 2018 and limits fund expenses to 1.30% and 0.95% of the funds average daily net assets for the Class A and Class I shares classes, respectively. After such dates, USCF Advisers may terminate the expense limitation agreements at any time upon not less than 90 days’ notice to the respective fund trust boards.

USCF manages seven funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. As of December 31, 2017 and June 30, 2017 the expense waiver payable was $866,316 and $589,093, respectively. Expense waiver expense for the three and six months ended December 31, 2017 was $218,000 and $408,000, respectively, as compared to $239,000 and $490,000 for the three and six months ended December 31, 2016. However, USCF has no obligation to continue such payments into subsequent periods.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes an annual safe harbor matching contribution. Annual profit sharing contributions paid totaled approximately $84 thousand and $63 thousand for each of the years ended June 30, 2017 and 2016, respectively.

NOTE 17.	SEGMENT REPORTING

With the acquisition of Wainwright Holdings, Gourmet Foods, Ltd., Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm monitoring. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of all-natural hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through our wholly owned subsidiary Gourmet Foods, Ltd. and in Canada we provide security alarm system installation and monitoring to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017

Identifiable assets:
Corporate headquarters	$1,419,122	$3,302,979
U.S.A. : fund management	12,597,454	12,721,559
U.S.A. : beauty products and other	3,725,181	89,459
New Zealand : food industry	1,962,633	2,203,725
Canada : security alarm monitoring	1,835,051	1,278,161
Consolidated total	$21,539,441	$19,595,883

The following table presents a summary of operating information for the three months ended December 31, 2017 and 2016:

	Three-Months Ended December 31, 2017	Three Months Ended December 31, 2016
Revenues from unaffiliated customers:
U.S.A. : beauty products and other	$88,485	$25,039
U.S.A. : investment fund management	4,845,624	6,472,531
New Zealand : food industry	1,235,193	1,203,521
Canada : security alarm monitoring	1,196,215	828,114
Consolidated total	$7,365,517	$8,529,205

Net (loss) income after taxes:
Corporate headquarters	$(700,146)	$(158,992)
U.S.A. : beauty products and other	(30,071)	(16,035)
U.S.A. : investment fund management	474,172	1,068,716
New Zealand : food industry	11,311	17,154
Canada : security alarm monitoring	222,631	105,603
Consolidated total	$(22,103)	$1,016,446

The following table presents a summary of operating information for the six months ended December 31, 2017 and 2016:

	Six-Months Ended December 31, 2017	Six Months Ended December 31, 2016
Revenues from unaffiliated customers:
U.S.A. : beauty products and other	$110,990	$89,566
U.S.A. : investment fund management	10,003,572	12,840,475
New Zealand : food industry	2,497,653	2,394,081
Canada : security alarm monitoring	1,976,116	1,641,660
Consolidated total	$14,588,331	$16,965,782

Net (loss) income after taxes:
Corporate headquarters	$(1,372,748)	$(337,906)
U.S.A. : beauty products and other	(26,085)	(32,867)
U.S.A. : investment fund management	1,898,300	2,486,232
New Zealand : food industry	18,830	(7,640)
Canada : security alarm monitoring	331,304	219,121
Consolidated total	$849,601	$2,326,940

The following table presents a summary of capital expenditures, net of disposal gains and losses, for the three months ended December 31, 2017 and 2016:

Capital expenditures:	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Corporate headquarters	$198	$-
U.S.A.: beauty products and other	-	-
U.S.A.: investment fund management	-	-
New Zealand : food industry	9,356	5,521
Canada : security alarm monitoring	-	4,442
Consolidated total	$9,554	$9,963

The following table presents a summary of capital expenditures, net of disposal gains and losses, for the six months ended December 31, 2017 and 2016:

Capital expenditures:	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
Corporate headquarters	$198	$-
U.S.A.: beauty products and other	-	-
U.S.A.: investment fund management	-	-
New Zealand : food industry	59,386	43,049
Canada : security alarm monitoring	187,115	4,297
Consolidated total	$246,699	$47,346

NOTE 18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements.

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
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the manufacture and wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale from its location in San Clemente, California

Results of Operations

Concierge and Subsidiaries

With the acquisition of Wainwright, where Wainwright and Concierge have a commonality of ownership and control as represented by the shareholdings, the acquisition has been recorded as a transaction between entities under common control on the Consolidated Balance Sheets of the Company. Further, the Consolidated Statements of Operations and Comprehensive Income have been adjusted to include the operations of Wainwright as if the transaction had concluded on July 1, 2015.

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Operating Income

Concierge produced an operating income for the three months ended December 31, 2017 of approximately $0.7 million as compared to approximately $1.6 million for the three months ended December 31, 2016. This represents a decrease in operating income of approximately $0.9 million for the three months ended December 31, 2017 when compared to the three months ended December 31, 2016, or approximately 58%. The decrease in operating income is primarily attributable to lower Wainwright revenue due to lower assets under management plus transaction costs incurred while acquiring Original Sprout as well as increased advertising and marketing costs during the current year connected to the preparation of new product offerings.

Other Expenses and Income Taxes

Other expenses were $82 thousand and $3 thousand for the three months ended December 31, 2017 and 2016, respectively, influenced by a write-off of $150 thousand taken for a doubtful loan receivable. Provision for income taxes of $0.6 million (effective tax rate of 104%) compared to $0.6 million (effective tax rate of 37%) for the three months ended December 31, 2017 and 2016, was a result of new federal income tax laws not taking effect until of January 1, 2018, but having an effect on tax provisions recorded for the quarter ended December 31, 2017 and the overall estimated tax for the fiscal year ending June 30, 2018.  After recording a provision for income tax, net income (loss) for the three month periods ended December 31, 2017 and 2016 was ($22) thousand and $1.0 million, respectively. After giving consideration to currency translation losses of approximately ($46) thousand and changes in short-term investment valuations of approximately ($37) thousand, the comprehensive (loss) for the three months ended December 31, 2017 was approximately ($104) thousand as compared to the three months ended December 31, 2016 where the currency translation gain was approximately $5 thousand, the changes in short term investment valuation was nil, and the comprehensive income was approximately $1.0 million.

For the Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

Operating Income

Concierge produced an operating income for the six months ended December 31, 2017 of approximately $2.1 million as compared to approximately $4.0 million for the six months ended December 31, 2016. This represents a decrease in operating income of approximately $1.9 million for the six months ended December 31, 2017 when compared to the six months ended December 31, 2016, or approximately 50%. The decrease in operating income is primarily attributable to lower Wainwright revenue due to lower assets under management plus transaction costs incurred while acquiring Original Sprout as well as increased advertising and marketing costs during the current year connected to the preparation of new product offerings.

Other Expenses and Income Taxes

Other expenses were $101 thousand and other income was $1 thousand for the six months ended December 31, 2017 and 2016, respectively. A reduction in provision for income taxes to $1.1 million compared to $1.7 million for the six months ended December 31, 2017 and 2016, respectively, was a result of lower operating income in the current period offset somewhat by higher effective tax rates in 2017 resulting from enactment of new tax laws taking effect during our current fiscal year. The resulting net income for the six months ended December 31, 2017 and 2016 was $0.8 million and $2.3 million, respectively. After giving consideration to currency translation loss of ($39) thousand and changes in short-term investment valuations of ($45) thousand, the comprehensive income for the six months ended December 31, 2017 was approximately $0.8 million as compared to the six months ended December 31, 2016 where the currency translation loss was approximately $85 thousand, the losses in short term investment valuation were approximately $7 thousand, and the comprehensive income was $2.2 million.

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

In addition, USCF is the sponsor of the USCF Funds Trust, with its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), are currently in registration and have not commenced operations (together, the “REX Funds”), and the USCIF Trust, with its USCF Canadian Crude Oil Index Fund ("UCCO"), is currently in registration but has not commenced operations.

USCF Advisers serves as the investment adviser to the fund(s) listed below within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ fund(s) and manages the investment of the assets.

Advisers as fund manager for each series within the USCF ETF Trust and the USCF Mutual Funds Trust
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017
Stock Split Index Fund (“TOFR”)	Fund launched September 2014; Liquidated October 20, 2017
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016; Liquidated October 20, 2017
USCF Mutual Funds Trust ("Mutual Funds Trust")
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017

All USCF funds and the Trusts' funds are collectively referred to as the “Funds” hereafter.

Wainwright’s revenue and expenses are primarily driven by the amount of Fund assets under management (“AUM”). Wainwright earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Three Months Ended December 31, 2017, Compared to the Three Months Ended December 31, 2016

Average AUM for the three months ended December 31, 2017 decreased to $3.6 billion, or 27%, from the three-month average of $4.9 billion for the three months ended December 31, 2016. As a result of decreased AUM revenues also decreased 25%, or $1.62 million, to $4.85 million from $6.47 million over the respective three-month period.

Wainwright’s total Operating Expenses for three months ended December 31, 2017 decreased by $0.60 million to $4.26 million, or 12%, from $4.86 million for the three months ended December 31, 2016. Variable expenses, as described above, decreased $0.39 million over the respective three-month period due to lower AUM which reduced sub-advisory fees and other variable costs, but were partially offset by operating costs of new funds and fixed minimum costs of smaller funds. General and Administrative expenses decreased $0.36 million to $0.70 million for the three months ended December 31, 2017 from $1.06 million for the three months ended December 31, 2016 due to decreases in legal and professional fees.  Marketing expenses had a small decrease of $0.06 million to $0.85 million for the three months ended December 31, 2017 as compared to the comparable prior year period even though advertising expenses increased by $0.83 million as a result of continued new fund marketing efforts and branding, but were substantially offset by a reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $1.52 million for both respective three month periods.

Income before taxes for the three months ended December 31, 2017 decreased $1.13 million to $0.48 million from $1.61 million for three months ended December 31, 2016 primarily due to the $1.62 million decrease in revenue and a $0.15 million investment loan write-off, partially offset by decreases Operations expenses and General and Administrative expenses.

For the Six Months Ended December 31, 2017, Compared to the Six Months Ended December 31, 2016

Average AUM for the six months ended December 31, 2017 decreased to $3.7 billion, or 23%, from the six-month average of $4.8 billion for the six months ended December 31, 2016. As a result of decreased AUM revenues also decreased 22%, or $2.8 million, to $10.0 million from $12.8 million over the respective six-month period.

Wainwright’s total Operating Expenses for six months ended December 31, 2017 decreased by $0.87 million to $7.92 million, or 10%, from $8.79 million for the six months ended December 31, 2016. Variable expenses, as described above, decreased $0.78 million over the respective six-month period due to lower AUM which reduced sub-advisory fees and other variable costs, but were partially offset by operating costs of new funds and fixed minimum costs of smaller funds. General and Administrative expenses decreased $0.51 million to $1.32 million for the six months ended December 31, 2017 from $1.83 million for the six months ended December 31, 2016 due to decreases in fund expense waiver reimbursements based on contractual expense thresholds for certain funds and decreases in legal fees. Marketing expenses had a small decrease of $0.03 million to $1.64 million for the six months ended December 31, 2017 as compared to the comparable prior year period even though advertising expenses increased by $0.12 million as a result of continued new fund marketing efforts and branding, but were substantially offset by a reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $2.4 million for both respective six month periods.

Net income before taxes for the three months ended December 31, 2017 decreased $2.12 million to $1.94 million from $4.06 million for three months ended December 31, 2016 primarily due to the $2.8 million decrease in revenue partially offset by decreases in Operations expenses and General and Administrative expenses.

Gourmet Foods, Ltd.

Gourmet Foods, Ltd. (“Gourmet Foods”), was organized in its current form in 2005 (previously known as Pats Pantry Ltd). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. Concierge purchased all of the issued and outstanding shares of Gourmet Foods as of August 1, 2015 even though the transaction did not officially close until August 11, 2015.

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

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Net revenues for the three months ended December 31, 2017 were $1.2 million with cost of goods sold of $0.9 million resulting in a gross profit of $0.3 million as compared to the three months ended December 31, 2016 where net revenues were $1.2 million; cost of goods sold were $0.8 million; and gross profit was $0.4 million.

General, administrative and selling expenses, including wages and marketing, for the three months ended December 31, 2017 and the three months ended December 31, 2016 were $0.3 million and $0.3 million producing operating income of $84 thousand and $93 thousand, respectively, or approximately 7% net operating profit for three months ended December 31, 2017 as compared to 8% for the three months ended December 31, 2016.

The depreciation expense, income tax provision and other income totaled $73 thousand for the three months ended December 31, 2017 as compared to $76 thousand for the three months ended December 31, 2016, resulting in income after income taxes of approximately $11 thousand as compared to income after income taxes of $17 thousand, respectively.

For the Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

Net revenues for the six months ended December 31, 2017 were $2.5 million with cost of goods sold of $1.8 million resulting in a gross profit of $0.7 million as compared to the six months ended December 31, 2016 where net revenues were $2.4  million; cost of goods sold were $1.6 million; and gross profit was $0.7 million.

General, administrative and selling expenses, including wages and marketing, for the three months ended December 31, 2017 and the six months ended December 31, 2016 were $0.6 million and $0.6 million producing operating income of $164 thousand and $122 thousand, respectively, or approximately 7% net operating profit for six months ended December 31, 2017 as compared to 5% for the six months ended December 31, 2016.

The depreciation expense, income tax provision and other income totaled $150 thousand for the six months ended December 31, 2017 as compared to $130 thousand for the six months ended December 31, 2016, resulting in income after income taxes of approximately $19 thousand as compared to a loss after income taxes of approximately $8 thousand, respectively.

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

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Net revenues for the three months ended December 31, 2017 were $1.2 million with cost of goods sold recorded as $0.6 million, resulting in a gross profit of $0.6 million with a gross margin of approximately 53% as compared to the three months ended December 31, 2016 where net revenues were $0.8 million with cost of goods sold of $0.5 million and a gross profit of $0.3 million, or approximately 58%.

General, administrative and selling expenses for the three months ended December 31, 2017 were $0.3 million producing an operating profit of $0.3 million or approximately 24% as compared to the three months ended December 31, 2016 where operating profits were $0.1 million, or approximately 17%, with general, administrative and selling expenses of $0.3 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $66 thousand for the three months ended December 31, 2017 resulting in income after income taxes of $0.2 million as compared to a net profit of $0.1 million for the three months ended December 31, 2016 where other expense totaled $37 thousand.

For the Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

Net revenues for the six months ended December 31, 2017 were $2.0 million with cost of goods sold recorded as approximately $0.9 million, resulting in a gross profit of  approximately $1.1 million with a gross margin of approximately 53% as compared to the six months ended December 31, 2016 where net revenues were approximately $1.6 million with cost of goods sold of $0.7 million and a gross profit of $0.9 million, or approximately 57%.

General, administrative and selling expenses for the six months ended December 31, 2017 were $0.7 million producing an operating profit of $0.4 million or approximately 21% as compared to the six months ended December 31, 2016 where operating profits were $0.3 million, or approximately 19%, with general, administrative and selling expenses of $0.6 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $90 thousand for the six months ended December 31, 2017 resulting in income after income taxes of $0.3 million as compared to income after income taxes of $0.2 million for the six months ended December 31, 2016 where other expense totaled $88 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 13 to the Financial Statements). For the years ended June 30, 2017 and 2016, the Company had incurred de minimis operating losses insignificant to the overall enterprise. As of June 30, 2017, the residual business the company was founded to oversee was being wound down and management expected to transition focus to another industry. The results of operations for the three and six month periods ending December 31, 2017 and 2016 are not indicative of the projected operations as the current period included only 13 calendar days, 9 business days, of operation which included the newly acquired business assets. There is no meaningful comparative data for the same periods in 2016 as the business of 2016 included only subscription sales to a web hosted service and not the wholesale distribution of beauty products as currently exist. As a result, the discussion of operating results have been omitted as being insignificant to the enterprise as a whole.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to continue the transition of our Kahnalytics subsidiary into the business of Original Sprout and apply the necessary resources to grow that business segment. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market. Wainwright will continue to develop innovative and new fund products to grow its portfolio. Our long-term mission is to continue with our acquisition strategy by identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management to produce increasing revenue streams. By these initiatives we hope to:

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

As of December 31, 2017, we had $5.6 million of cash and cash equivalents on a consolidated basis as compared to $6.7 million as of June 30, 2017. The reduction in working capital was a direct result of the investment made in acquiring the Original Sprout assets, from which the expectation is to realize significant returns from that investment through profitable operation of the business.

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. These investments are described further in Note 7 to our Financial Statements.

Reverse Stock Split

Our Board and the majority stockholders have approved the adoption of a one-for-thirty (1:30) reverse stock split whereby each thirty shares of our common stock and Series B Preferred stock issued and outstanding as of the record date established by the Board shall be combined into one share of common stock or preferred stock, as applicable (the “Reverse Stock Split”). The Reverse Stock Split became effective as of December 15, 2017. All share-based numbers have been retroactively adjusted for the reverse stock split. See Note 14 to our Financial Statements.

Recent Developments

On October 18, 2017, through our wholly owned subsidiary Kahnalytics, we entered into an Asset Purchase Agreement which resulted in the purchase of all of the assets of The Original Sprout LLC, a California limited liability company, which engages in the manufacture and sale of organic, non-toxic, all natural hair care, bath, skin, and styling products, by Kahnalytics. The transaction closed on December 18, 2017 with a probable price of approximately $3.5 million. See Note 13 to our Financial Statements for more information.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

  None.

Item 1A.	Risk Factors

 Concierge is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

  None.

Item 3.	Defaults Upon Senior Securities

  None.

Item 4.	Mine Safety Disclosures

  Not applicable.

Item 5.	Other Information

  None

Item 6.	Exhibits

 The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit Number	Description of Document

2.1	Agreement for Sale and Purchase of a Business, dated May 29, 2015, by and between Gourmet Foods Ltd. and Concierge Technologies, Inc.[4]
2.2	Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd.[6]
2.3

Stock Purchase Agreement, dated September 19, 2016 by and Among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto[7]

2.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017 by and between Kahnalytics, Inc. and The Original Sprout, LLC, and the members of Original Sprout.[1][1]
3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[1]
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[9]
3.3	Amended Bylaws of Concierge Technologies, Inc., which became the Bylaws of Concierge Technologies, Inc. on March 22, 2017.[9]
3.4*	Certificate of Amendment to Amended Articles of Incorporation of Concierge Technologies Inc., a Nevada corporation, filed with the Secretary of State of Nevada on December 15, 2017.
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert.[2]
10.4	Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam.[5]
10.5	Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam.[3]
10.6	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016.[5]
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

# Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

1 Certificate of Amendment to Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on December 14, 2017.

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

11 Previously filed with Current Report on Form 8-K on December 19, 2017 and incorporated by reference hererin.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: February 14, 2018	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.