Form 10-Q
period 2018-03-31
CONCIERGE TECHNOLOGIES INC
filed 2018-05-15
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The registrant had 29,559,139 shares of Common Stock, $0.001 par value, and 436,951 shares of Series B Convertible, Voting, Preferred Stock on May 10, 2018. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	June 30, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,065,272	$6,730,486
Accounts receivable, net	757,691	871,570
Accounts receivable - related parties	1,442,617	1,762,271
Inventories	944,386	444,274
Prepaid income tax and tax receivable	1,642,181	1,276,540
Investments	3,113,106	3,578,749
Other current assets	543,128	369,599
Total current assets	15,508,381	15,033,489

Restricted cash	14,486	14,870
Property and equipment, net	1,192,411	1,159,465
Goodwill	915,790	498,973
Intangible assets, net	3,057,996	899,276
Deferred tax assets, net	1,030,814	1,480,272
Other assets, long-term	518,710	509,538
Total assets	$22,238,588	$19,595,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,686,564	$2,842,855
Expense waivers - related parties	1,055,162	589,093
Purchase consideration payable	1,227,500	-
Notes payable - related parties	3,500	3,500
Equipment loans	47,067	17,388
Total current liabilities	5,019,793	3,452,836

Notes payable - related parties	600,000	600,000
Equipment loans, net of current portion	164,447	72,605
Deferred tax liabilities	258,601	258,601
Total liabilities	6,042,841	4,384,042

Commitments and Contingencies (Note 16)

Convertible preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 0 issued and outstanding at March 31, 2018 and 436,951 at June 30, 2017 [1]	-	2,011,934
	-	2,011,934

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 436,951 issued and outstanding at March 31, 2018 and 0 at June 30, 2017	437	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 29,559,139 shares issued and outstanding at March 31, 2018 and 29,559,139 at June 30, 2017 [1]	29,559	29,559
Additional paid-in capital	9,186,132	7,174,635
Accumulated other comprehensive income	252,864	119,338
Retained earnings	6,726,755	5,876,375
Total stockholders' equity	16,195,747	13,199,907
Total liabilities, convertible preferred stock, and stockholders' equity	$22,238,588	$19,595,883

1 Share amounts adjusted for 30:1 reverse stock split (Note 14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net revenue
Fund management - related party	$4,345,234	$5,637,011	$14,348,806	$18,477,486
Food products	1,236,137	1,127,950	3,752,093	3,524,527
Security alarm monitoring	553,723	702,178	2,527,958	2,313,713
Beauty products and other	654,842	26,999	765,833	116,566
Net revenue	6,789,936	7,494,138	21,394,690	24,432,292

Cost of revenue	1,447,459	1,043,303	4,173,924	3,227,709

Gross profit	5,342,477	6,450,835	17,220,766	21,204,583

Operating expense
General & administrative expense	1,279,509	1,505,205	3,835,759	4,601,215
Fund operations	1,207,562	1,388,232	3,632,571	4,157,699
Marketing and advertising	1,031,003	893,374	2,747,351	2,676,176
Depreciation and amortization	201,630	112,542	430,740	312,472
Salaries and compensation	1,400,331	1,451,490	4,349,771	4,377,709
Total operating expenses	5,120,035	5,350,843	14,996,192	16,125,271

Income from operations	222,442	1,099,992	2,224,574	5,079,312

Other (expense) income
Other (expense) income	(228,380)	2,086	(262,174)	6,939
Interest and dividend income	102,597	-	108,976	-
Interest expense	(72,793)	(5,937)	(86,574)	(11,619)
Total other (expense) income, net	(198,576)	(3,851)	(239,772)	(4,680)

Income before income taxes	23,866	1,096,141	1,984,802	5,074,632

Provision of income taxes	(23,087)	(51,620)	(1,134,422)	(1,707,200)

Net income	$779	$1,044,521	$850,380	$3,367,432

Weighted average shares of common stock
Basic	29,559,139	29,559,139	29,559,139	29,559,139
Diluted	38,298,159	38,298,159	38,298,159	38,298,159

Net income per common share
Basic	$0.00	$0.04	$0.03	$0.11
Diluted	$0.00	$0.03	$0.02	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net income	$779	$1,044,521	$850,380	$3,367,432

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(31,130)	14,602	(90,807)	(106,183)
Changes in short-term investment valuation	269,162	38,805	224,333	32,363
Comprehensive income	$238,811	$1,097,928	$983,906	$3,293,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Month Periods Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$850,380	$3,367,432
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	430,740	312,472
Loss (gain) on sale of investments	341,553	(1,371)
(Gain) loss on disposal of equipment	(3,193)	6,105
Decrease (Increase) in current assets:
Accounts receivable	404,667	162,446
Accounts receivable - related party	319,654	258,050
Deferred taxes, net	371,837	(197,188)
Prepaid income taxes	(377,523)	(471,717)
Inventory	(131,318)	(36,231)
Other current assets	(164,258)	(154,503)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(154,745)	72,992
Expense waivers - related party	466,069	779,688
Net cash provided by operating activities	2,353,863	4,098,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	(2,254,672)	(214,035)
Purchase of equipment-net of disposals	(302,133)	(222,477)
Sale of investments	1,372,019	59,367
Purchase of investments	(1,023,593)	(3,342,994)
Net cash used in investing activities	(2,208,379)	(3,720,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan	178,604	90,574
Repayment of equipment loan	(55,199)	-
Repayment of loans from related parties	-	(5,000)
Net cash provided by financing activities	123,405	85,574

Effect of exchange rate change on cash and cash equivalents	65,897	(102,070)

NET INCREASE IN CASH AND CASH EQUIVALENTS	334,786	361,540

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	6,730,486	5,454,107

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$7,065,272	$5,815,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$5,000
Income taxes paid	$960,800	$2,200,800
Purchase consideration payable (see Note 13)	$1,227,500	$-

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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
●

Original Sprout ("Original Sprout"), a U.S. based company operating under Kahnalytics, Inc., also a U.S. based company which no longer has significant operations, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2017 annual report on Form 10-K filed on October 13, 2017 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements, which are referred herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier and Original Sprout.

Wainwright was acquired during the prior fiscal year. Due to the commonality of ownership and control between the two companies, the transaction has been accounted for as a transaction between entities under common control (Refer to Note 13 of the Financial Statements). The accompanying Financial Statements as of March 31, 2018 and June 30, 2017 include the assets, liabilities and the results of operations of Wainwright at carrying amounts as though the transaction and exchange of equity interests has occurred at the beginning of the comparative period, or July 1, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in financial institutions in the United States, Canada, and New Zealand. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, and accounts in Canada are insured by the Canada Deposit Insurance Corporation up to CD$100,000 per depositor. Accounts in New Zealand are uninsured. The Company has, at times, held deposits in excess of insured amounts, but the Company does not expect any losses in such accounts.

Accounts Receivable - Related Parties and Accounts Receivable, net

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of March 31, 2018 and June 30, 2017, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2018 and June 30, 2017, the Company had $46,550 and nil, respectively, recorded in doubtful accounts.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Original Sprout, is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing. For the current three and nine month periods, Original Sprout, which was acquired on December 18, 2017, included only 103 days of operations in our financial statements. As a result, a list of major customers over the nine month time period would not be indicative of actual concentration of risk with regard to sales revenues or accounts receivable and is therefore omitted. For the current three month period no single customer accounted for over 10% of Original Sprout's total sales revenues.

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. Sales revenues derived from this customer, which includes contracts and recurring monthly residuals from monitoring contracts, totaled 51% of the total revenues for the three months ended March 31, 2018 and 39% for the nine months ended March 31, 2018 as compared to 46% of the total revenues for the three month period ended March 31, 2017 and 44% for the nine month period ended March 31, 2017, respectively, while accounting for approximately 38% and 40% of accounts receivable as of March 31, 2018 and June 30, 2017, respectively. Sales to one large customer totaled 16% of the total revenues for the nine months ended March 31, 2018, but were insignificant for other comparison periods and not likely to repeat on a regular basis.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business For the three months ended March 31, 2018 and 2017, our largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 22% and 17%, respectively, of our gross sales revenues as compared to 20% and 18%, respectively, for the nine months ended March 31, 2018 and 2017. The same customer accounted for 31% and 26% of our accounts receivable for as of March 31, 2018 and June 30, 2017, respectively. The second largest customer in the grocery industry accounted for approximately 12% and 11% of our gross revenues for the three and nine month periods ended March 31, 2018, respectively, as compared to 10% and 11% of gross revenues for the three and nine month periods ended March 31, 2017. The same customer accounted for 14% of our accounts receivable as of March 31, 2018 compared to 11% as of June 30, 2017. In the gasoline convenience store market we supply two major channels. The largest is a marketing consortium of gasoline dealers who, for the three and nine months ended March 31, 2018 accounted for approximately 42% and 42%, respectively, of our gross sales revenues as compared to 44% and 43% for the three and nine months ended March 31, 2017. No single member of the consortium is responsible for a significant portion of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales however no single independent operator is responsible for a significant portion of our accounts receivable. The third category of independent retailers and cafes accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues or accounts receivable. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and nine month revenues as of March 31, 2018 and March 31, 2017 along with the accounts receivable at March 31, 2018 as compared with June 30, 2017 as depicted below.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Revenue		Revenue
Fund
USO	$2,187,506	50%	$3,226,589	57%
USCI	1,038,924	24%	1,128,905	20%
UNG	648,691	15%	739,810	13%
All Others	470,113	11%	541,707	10%
Total	$4,345,234	100%	$5,637,011	100%

	Nine Months Ended March 31, 2018		Nine Months Ended March 31, 2017
	Revenue		Revenue
Fund
USO	$7,630,965	53%	$10,529,803	57%
USCI	2,996,917	21%	3,825,555	21%
UNG	2,220,710	16%	2,457,919	13%
All Others	1,500,214	10%	1,664,209	9%
Total	$14,348,806	100%	$18,477,486	100%

	March 31, 2018		June 30, 2017
	Accounts Receivable		Accounts Receivable
Fund
USO	$714,883	50%	$1,060,421	60%
USCI	371,206	26%	317,032	18%
UNG	191,580	13%	217,760	12%
All Others	164,948	11%	167,058	10%
Total	$1,442,617	100%	$1,762,271	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the nine months ended March 31, 2018 and 2017 impairment to inventory value was recorded as $0 and $2,090, respectively. An assessment is made at the end of each fiscal year to determine what inventory items have remained in stock from the close of the previous fiscal year. If such items exist, either a reserve is established to reduce inventory value by the value of these items, or these items are removed from the inventory valuation and recorded as an expense. For the nine months ended March 31, 2018 and March 31, 2017, the expense for slow moving or obsolete inventory was $0 and $36,239, respectively. As of March 31, 2018 and June 30, 2017 there was no reserve established for slow moving inventory valuation.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the nine months ended March 31, 2018 or for the year ended June 30, 2017.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the three or nine months ended March 31, 2018.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the nine months ended March 31, 2018 or for the year ended June 30, 2017.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety. There were no transfers between levels during the nine months ended March 31, 2018 and 2017.

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

Marketing and Advertising Costs

The Company expenses the cost of marketing and advertising as incurred. Marketing and advertising costs for the three and nine months ended March 31, 2018 were approximately $1.0 million and $2.7 million, respectively, as compared to approximately $0.9 million and $2.7 million for the three and nine month periods ended March 31, 2017.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. Other comprehensive income, foreign currency translation (loss) gain was approximately ($31) thousand and $15 thousand for the three months ended  March 31, 2018 and 2017, respectively, and approximately ($91) thousand and ($106) thousand for the nine months ended March 31, 2018 and 2017, respectively.

Investment Valuation

Other comprehensive income attributed to changes in the valuation of short-term investments held for sale by Wainwright was approximately $269 thousand and $39 thousand for the three months ended March 31, 2018 and 2017, respectively, and approximately $224 thousand and $32 thousand for the nine months ended March 31, 2018 and 2017.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the each of the three and nine months ended March 31, 2018 and 2017, a determination was made that no adjustments were necessary, except for the amount provisionally recorded to goodwill as related to the purchase of assets by Original Sprout. After the results of an independent valuation of the identifiable intangible assets were known, the Company's subsidiary Original Sprout restated its purchase price allocation in accordance with the table found in Note 13 to these financial statements.

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

Diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended March 31, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$779	29,559,139	$0.00
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$779	38,298,159	$0.00

	For the Three Months Ended March 31, 2017
	Net Income	Shares	Per Share
Basic income per share:
Net income	$1,044,521	29,559,139	$0.04
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$1,044,521	38,298,159	$0.03

	For the Nine Months Ended March 31, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$850,380	29,559,139	$0.03
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$850,380	38,298,159	$0.02

	For the Nine Months Ended March 31, 2017
	Net Income	Shares	Per Share

Basic income per share:
Net income	$3,367,432	29,559,139	$0.11
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$3,367,432	38,298,159	$0.09

NOTE 4.	INVENTORIES

Inventories consisted of the following as of:

	March 31,	June 30,
	2018	2017
Raw materials	$49,234	$43,088
Supplies and packing materials	320,666	125,241
Finished goods	574,486	275,945
Total	$944,386	$444,274

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of:

	March 31, 2018	June 30, 2017
Plant and equipment	$1,551,476	$1,460,180
Furniture and office equipment	177,831	162,781
Vehicles	367,112	185,866
Total property, plant and equipment, gross	2,096,419	1,808,827
Accumulated depreciation	(904,008)	(649,362)
Total property, plant and equipment, net	$1,192,411	$1,159,465

For the three and nine month periods ended March 31, 2018 depreciation expense for property, plant and equipment totaled $90,306 and $259,460, respectively, as compared to $83,215 and $223,188 for the three and nine month periods ended March 31, 2017, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31,	June 30,
	2018	2017
Brand name	$1,142,123	$402,123
Domain name	36,913	36,913
Customer relationships	700,252	500,252
Non-compete agreement	274,982	84,982
Recipes and formulas	1,221,601	21,601
Total	3,375,871	1,045,871
Less : accumulated amortization	(317,875)	(146,595)
Net intangibles	$3,057,996	$899,276

CUSTOMER RELATIONSHIPS

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired customer relationships was estimated to be $434,099 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired customer relationships was determined to be $200,000 and is amortized over the remaining useful life of 7 years.

	March 31,	June 30,
	2018	2017
Customer relationships	$700,252	500,252
Less: accumulated amortization	(105,300)	(59,684)
Total customer relationships, net	$594,952	440,568

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is amortized over the remaining useful life of 10 years.

	March 31,	June 30,
	2018	2017
Brand name	$1,142,123	$402,123
Less: accumulated amortization	(99,729)	(48,660)
Total brand name, net	$1,042,394	$353,463

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	March 31,	June 30,
	2018	2017
Domain name	$36,913	$36,913
Less: accumulated amortization	(17,118)	(11,576)
Total brand name, net	$19,795	$25,337

RECIPES AND FORMULAS

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired recipes and formulas was determined to be $1,200,000 and is amortized over the remaining useful life of 8 years.

	March 31,	June 30,
	2018	2017
Recipes and formulas	$1,221,601	$21,601
Less: accumulated amortization	(53,829)	(8,257)
Total recipes and formulas, net	$1,167,772	$13,344

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired non-compete agreement was determined to be $190,000 and is amortized over the remaining useful life of 5 years.

	March 31,	June 30,
	2018	2017
Non-compete agreement	$274,982	$84,982
Less: accumulated amortization	(41,900)	(18,418)
Total non-compete agreement, net	$233,082	$66,564

AMORTIZATION EXPENSE

The total intangible amortization expense for the three and nine months ended March 31, 2018 was $111,324 and $171,280, respectively, as compared to $29,327 and $89,284, respectively, for the three and nine months ended March 31, 2017.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2018	$102,097
2019	409,508
2020	409,508
2021	399,219
2022	380,809
Thereafter	1,356,855
Total	$3,057,996

NOTE 7.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are included in the consolidated statements of operations and comprehensive income (loss). Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of March 31, 2018 and June 30, 2017, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of March 31, 2018 and June 30, 2017:

	March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$180,045	$-	$-	$180,045
USCF mutual fund investment	2,500,000	216,640	-	2,716,640
Hedged asset	437,100	-	(221,743)	215,357
Other equities	1,577	-	(513)	1,064
Total investments	$3,118,722	$216,640	$(222,256)	3,113,106

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$86,204	$-	$-	$86,204
USCF mutual fund investment	2,500,000	-	(49,080)	2,450,920
MENU ETF investment	768,427	41,473	-	809,900
Hedged asset	187,000	43,746	-	230,746
Other equities	1,577	-	(598)	979
Total investments	$3,543,208	$85,219	$(49,678)	$3,578,749

The following tables summarize the valuation of the Company’s securities at March 31, 2018 and June 30, 2017 using the fair value hierarchy:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$180,045	$180,045	$-	$-
USCF mutual fund investment	2,716,640	2,716,640	-	-
Hedge asset	215,357	-	215,357	-
Other equities	1,064	1,064	-	-
Total	$3,113,106	$2,897,749	$215,357	$-

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$86,204	$86,204	$-	$-
Mutual fund investment	2,450,920	2,450,920	-	-
ETF investment	809,900	809,900	-	-
Hedge asset	230,746	-	230,746	-
Other equities	979	979	-	-
Total	$3,578,749	$3,348,003	$230,746	$-

During the three and nine months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2.

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $543,128 as of March 31, 2018 and $369,599 as of June 30, 2017 are comprised of various components as listed below.

	March 31,	June 30,
	2018	2017

Prepaid expenses and deposits	$438,128	$212,301
Notes receivable	-	150,000
Other current assets	105,000	7,298
Total	$543,128	$369,599

Restricted Cash

At March 31, 2018 Gourmet Foods had on deposit NZ$20,000 (approximately US$14,486) securing a lease bond for one of its properties. The same amount was posted at June 30, 2017 and translated to approximately US$14,870. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long term assets totaling $518,710 and $509,538 at March 31, 2018 and June 30, 2017, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)	$500,000 as of March 31, 2018 and June 30, 2017 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $18,710 as of March 31, 2018 and $9,538 at June 30, 2017 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for March 31, 2018 were $915,790 as compared to $498,973 at June 30, 2017. The change is attributed to the purchase of assets by Original Sprout as further detailed in Note 13 to the Financial Statements.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2018	June 30, 2017
Accounts payable	$1,244,032	$1,781,772
Accrued interest	50,636	32,410
Taxes payable	2,413	123
Deferred rent	6,441	13,402
Accrued payroll and vacation pay	143,309	349,507
Other accrued expenses	1,239,733	665,641
Total	$2,686,564	$2,842,855

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31, 2018	June 30, 2017

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and nine months ended March 31, 2018 were $5,987 and $18,227, respectively, and for the three and nine months ended March 31, 2017 the interest expense (as adjusted) for all related party notes were $5,987 and $18,227, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $4.3 million and $14.3 million for the three and nine months ended March 31, 2018, respectively, were earned from these related parties as compared to $5.6 million and $18.5 million for the three and nine month periods ended March 31, 2017. Accounts receivable, totaling $1.4 million and $1.8 million as of March 31, 2018 and June 30, 2017, respectively, were owed from these related parties. Fund expense waivers, totaling $0.2 million and $0.6 million for the three and nine months ended March 31, 2018, respectively, were incurred on behalf of these related parties as compared to $0.3 million and $0.8 million for the three and nine month periods ended March 31, 2017. Waivers payable, totaling $1.1 million and $0.6 million as of March 31, 2018 and June 30, 2017, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Financial Statements.

NOTE 12.	EQUIPMENT LOANS

As of March 31, 2018, Brigadier had, in the aggregate, an outstanding principal balance of CD$272,745 (approx. US$211,514) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017 reflect the amount of the principal balance which is due within twelve months as a current liability of US$47,067 and US$17,388, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$164,447 and US$72,605 at March 31, 2018 and June 30, 2017 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the three and nine months ended March 31, 2018 and was US$2,630 and $7,596, respectively, as compared to $0 and $0 for the three and nine month periods ended March 31, 2017.

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

Item	Amount
Inventory	$371,866
Accounts receivable	288,804
Furniture, fixtures and equipment	1,734
Pre-payments of inventory	8,775
Discount on installment payments**	64,176
Intangible assets*	2,330,000
Goodwill	416,817
Total Purchase Price	$3,482,172

*See Note 6 for further detail of intangible assets acquired

**This amount represents a discount on installment payments and is charged to interest expense as incurred.

On the closing date of the transaction, December 18, 2017, Kahnalytics paid $982,172 in cash towards the purchase price and deposited an additional $1,250,000 in an attorney-held client trust account to be released to the sellers, subject to any downward purchase price adjustment, on May 18, 2018. The balance of the purchase price, $1,250,000, subject to downward adjustment for prior payments which, as of March 31, 2018, resulted in a balance of $1,227,500, is due by January 5, 2019 and is secured by a promissory note from Kahnalytics and a corporate guarantee from Concierge Technologies.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information for the three and nine month periods ending March 31, 2018 and 2017, assumes the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2016, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Original Sprout LLC been operated as part of the company since July 1, 2016. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

The following table presents consolidated unaudited results of operations for the three and nine month periods ended March 31, 2018 and 2017 assuming the acquisition of the Original Sprout LLC assets had occured as of July 1, 2016.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	Pro Forma (1)	Pro Forma (1)	Pro Forma (1)	Pro Forma (1)
Net Revenues	$6,789,936	$8,301,608	$23,467,041	$27,119,965
Net Income	$277,471	$1,060,745	$1,436,402	$3,445,010
Basic Earnings per Share	$0.01	$0.04	$0.05	$0.12
Diluted Earnings per Share	$0.01	$0.03	$0.04	$0.09

(1) Includes the operation of the assets acquired from Original Sprout on a consolidated basis and the estimated transaction costs, amortization of intangible assets, and estimated income tax.

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

Prior to the Reverse Stock Split, the Company did not have sufficient authorized, unissued, shares of common stock available to convert all shares of Series B Voting, Convertible Preferred Stock. Accordingly, the Series B Voting, Convertible Preferred Stock was reclassified to the mezzanine section as a contingent liability on the Company’s prior Consolidated Balance Sheets with other equity accounts being adjusted to reflect the historical cost basis of Wainwright. As a result of the Reverse Stock Split, sufficient shares were made available to allow for conversion of the Series B Voting, Convertible, Preferred Stock such that the shares have been reclassified to the equity section of the Consolidated Balance Sheet as of March 31, 2018.

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

As of March 31, 2018, the Company's total unrecognized tax benefits were approximately $0.2 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the nine month periods ended March 31, 2018 or 2017.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $1.1 million and $1.7 million from its operations for the nine months ended March 31, 2018 and March 31, 2017, respectively. Substantially all of the Company's tax expense is borne in the U.S. The effective tax rate for the nine months ended March 31, 2018 and 2017 differed from the statutory rate primarily due to the net charge related to the Tax Cuts and Jobs Act ("TCJA") and the mix of non-deductible items.

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

In addition, the Company recorded a $0.5 million expense during the second quarter ended December 31, 2017 from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes on the consolidated income statements and deferred income taxes on the consolidated balance sheet. The remeasurement of the deferred taxes reflects the reduced rate that will apply when these deferred taxes are settled or realized in future periods.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2014 through 2017 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2017 remain open for examination by Canada and New Zealand authorities which is four years. As of March 31, 2018, there were no active taxing authority examinations.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between August 2018 and August 2021, and require monthly rental payments of approximately US$11,712 translated to U.S. currency as of March 31, 2018.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan. As of March 31, 2018, only the Saskatoon facility has an extended lease where the minimum lease obligations require monthly payments of approximately US$4,377 translated to U.S. currency as of March 31, 2018.

Original Sprout currently leases office and warehouse space in San Clemente, CA with a lease agreement until March 1, 2021. The total amount of rent expense for the three and nine month periods ended March 31, 2018 was $26,438 and $28,769 respectively. The lease will require monthly payments of approximately $7,805 with increases annually thereafter.

Wainwright leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $36,549 and $108,890 for the three and nine months ended March 31, 2018, respectively.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2018	$103,576
2019	187,493
2020	114,289
2021	76,951
2022	1,789
Total minimum lease commitment	$484,098

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$79,675) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$14,486) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

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

USCF manages seven funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. As of March 31, 2018 and June 30, 2017 the expense waiver payable was $1,055,162 and $589,093, respectively. Expense waiver expense for the three and nine months ended March 31, 2018 was $189,846 and $597,069, respectively, as compared to $289,233 and $779,688 for the three and nine months ended March 31, 2017. However, USCF has no obligation to continue such payments into subsequent periods.

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

The following table presents a summary of identifiable assets as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Identifiable assets:
Corporate headquarters	$2,273,894	$3,302,979
U.S.A.: beauty products and other	3,622,879	89,459
U.S.A.: fund management	12,544,679	12,721,559
New Zealand: food industry	2,151,768	2,203,725
Canada: security alarm monitoring	1,645,368	1,278,161
Consolidated total	$22,238,588	$19,595,883

The following table presents a summary of operating information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues from unaffiliated customers:
U.S.A. : beauty products and other	$654,842	$26,999
U.S.A. : investment fund management	4,345,234	5,637,011
New Zealand : food industry	1,236,137	1,127,950
Canada : security alarm monitoring	553,723	702,178
Consolidated total	$6,789,936	$7,494,138

Net (loss) income:
Corporate headquarters	$(184,497)	$(368,319)
U.S.A. : beauty products and other	(104,387)	266
U.S.A. : investment fund management	198,781	1,346,294
New Zealand : food industry	102,186	8,911
Canada : security alarm monitoring	(11,304)	57,369
Consolidated total	$779	$1,044,521

The following table presents a summary of operating information for the nine months ended March 31, 2018 and 2017:

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Revenues from unaffiliated customers:
U.S.A. : beauty products and other	$765,833	$116,566
U.S.A. : investment fund management	14,348,806	18,477,486
New Zealand : food industry	3,752,093	3,524,527
Canada : security alarm monitoring	2,527,958	2,313,713
Consolidated total	$21,394,690	$24,432,292

Net (loss) income:
Corporate headquarters	$(686,055)	$(706,225)
U.S.A. : beauty products and other	(130,473)	(32,601)
U.S.A. : investment fund management	1,226,349	3,832,526
New Zealand : food industry	121,016	1,263
Canada : security alarm monitoring	319,543	272,469
Consolidated total	$850,380	$3,367,432

The following table represents the property, plant and equipment in use at each of the Company's locations as of March 31, 2018 and June 30, 2017:

	As of March 31, 2018	As of June 30, 2017
Asset Location
Corporate headquarters	$14,305	$13,810
U.S.A. : beauty products and other	4,424	2,690
U.S.A. : investment fund management	-	-
New Zealand : food industry	1,701,282	1,583,631
Canada : security alarm monitoring	376,408	208,696
Total All Locations	2,096,419	1,808,827
Less accumulated depreciation	(904,008)	(649,362)
Net property, plant and equipment	$1,192,411	$1,159,465

NOTE 18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Other than what is noted below nothing has occurred outside normal operations since the required recognition or disclosure in these financial statements.

As it relates to Wainwright, on May 3, 2018, the ETF Trust launched a new fund, the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI"), with initial investor seed capital of $6.6 million.

Wainwright's USCF subsidiary entered into a new office lease for its California corporate office in April 2018. The 63 month lease commences October 1, 2018 with annual rents ranging from $143,500 to $163,500 totaling approximately $762,500 over the lease term.

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
●

Kahnalytics, Inc. dba/Original Sprout ("Original Sprout"), a U.S. based company, is engaged in the manufacture and wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale from its location in San Clemente, California

Results of Operations

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

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Operating Income

Concierge produced an operating income for the three months ended March 31, 2018 of approximately $0.2 million as compared to approximately $1.1 million for the three months ended March 31, 2017. This represents a decrease in operating income of approximately $0.9 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, or approximately 80%. The decrease in operating income is primarily attributable to lower Wainwright revenue due to lower assets under management as well as increased advertising and marketing costs during the current period connected to the preparation of new product offerings.

Other Expenses and Income Taxes

Other (expense) were ($199) thousand and ($4) thousand for the three months ended March 31, 2018 and 2017, respectively, due to a realized investment hedge loss against an unrealized gain on a Wainwright mutual fund investment during the current quarter. Provision for income taxes of $23 thousand compared to $52 thousand for the three months ended March 31, 2018 and 2017, respectively, was a result of new federal income tax laws taking effect as of January 1, 2018, but having an effect on tax provisions recorded for prior quarters and the overall estimated tax for the fiscal year ending June 30, 2018.  After recording a provision for income tax, net income for the three month periods ended March 31, 2018 and 2017 was $0 and $1.0 million, respectively. After giving consideration to currency translation losses of approximately ($31) thousand and changes in short-term investment valuations of approximately $269 thousand, the comprehensive income for the three months ended March 31, 2018 was approximately $239 thousand as compared to the three months ended March 31, 2017 where the currency translation gain was approximately $15 thousand, the changes in short term investment valuation was approximately $39 thousand, and the comprehensive income was approximately $1.1 million.

For the Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

Operating Income

Concierge produced an operating income for the nine months ended March 31, 2018 of approximately $2.2 million as compared to approximately $5.1 million for the nine months ended March 31, 2017. This represents a decrease in operating income of approximately $2.9 million for the nine months ended March 31, 2018 when compared to the nine months ended March 31, 2017, or approximately 56%. The decrease in operating income is primarily attributable to lower Wainwright revenue due to lower assets under management plus transaction costs incurred while acquiring Original Sprout as well as increased advertising and marketing costs during the current year connected to the preparation of new product offerings.

Other Expenses and Income Taxes

Other (expense) were ($240) thousand and ($5) thousand for the nine months ended March 31, 2018 and 2017, respectively, due to the realized hedge loss against the mutual fund investment as noted above. A reduction in provision for income taxes to $1.1 million compared to $1.7 million for the nine months ended March 31, 2018 and 2017, respectively, was a result of lower operating income in the current period offset somewhat by higher effective tax rates in 2017 resulting from enactment of new tax laws taking effect during our current fiscal year. The resulting net income for the nine months ended March 31, 2018 and 2017 was $0.9 million and $3.4 million, respectively. After giving consideration to currency translation loss of approximately ($91) thousand and gains in short-term investment valuations of approximately $224 thousand, the comprehensive income for the nine months ended March 31, 2018 was approximately $0.98 million as compared to the nine months ended March 31, 2017 where the currency translation loss was approximately ($106) thousand, the gains in short term investment valuation were approximately $32 thousand, and the comprehensive income was approximately $3.3 million.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  USCF Advisers advises two exchange traded funds (“ETFs”) and one commodity mutual fund registered with the SEC under the Investment Company Act of 1940. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

In addition, USCF is the sponsor of the USCF Funds Trust, with its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), which were in registration and had not commenced operations, filed to withdraw from registration on March 30, 2018. USCF is also the sponsor of the USCIF Trust, with its USCF Canadian Crude Oil Index Fund ("UCCO"), which is currently in registration but has not commenced operations.

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

For the Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017

Average AUM for the three months ended March 31, 2018 decreased to $3.2 billion, or 25%, from the three-month average of $4.3 billion for the three months ended March 31, 2017 due to fund redemption (outflow) trading activity exceeding fund creation (inflow) actvity in our larger single comodity funds and partially offset by growth in our broad basket commodity funds. As a result of decreased AUM, revenues also decreased 23%, or $1.29 million, to $4.35 million from $5.64 million over the respective three-month period.

Wainwright’s total Operating Expenses for three months ended March 31, 2018 decreased by $0.31 million to $3.98 million, or 7%, from $4.29 million for the three months ended March 31, 2017. Variable expenses, as described above, decreased $0.27 million over the respective three-month period due to lower AUM which reduced sub-advisory fees and other variable costs, but were partially offset by operating costs of new funds and fixed minimum costs of smaller funds. General and Administrative expenses decreased $0.21 million to $0.69 million for the three months ended March 31, 2018 from $0.90 million for the three months ended March 31, 2017 due to decreases in legal and professional fees.  Marketing expenses had an increase of $0.15 million to $0.99 million for the three months ended March 31, 2018 as compared to the comparable prior year period even though advertising expenses increased by $0.34 million as a result of continued new fund marketing efforts and conference sponsorships, but were substantially offset by a reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $1.04 million for the three months ended March 31, 2018 compared to $1.12 million  for the comparable prior year period.

Income before taxes for the three months ended March 31, 2018 decreased $1.15 million to $0.20 million from $1.35 million for three months ended March 31, 2017 primarily due to the $1.29 million decrease in revenue, offset by decreases in Operations expenses and General and Administrative expenses along with a $0.10 million dividend from an investment holding.

For the Nine Months Ended March 31, 2018, Compared to the Nine Months Ended March 31, 2017

Average AUM for the nine months ended March 31, 2018 decreased to $3.5 billion, or 24%, from the nine-month average of $4.6 billion for the nine months ended March 31, 2017. As a result of decreased AUM, revenues also decreased 22%, or $4.13 million, to $14.35 million from $18.48 million over the respective nine-month period.

Wainwright’s total Operating Expenses for nine months ended March 31, 2018 decreased by $1.18 million to $11.90 million, or 9%, from $13.08 million for the nine months ended March 31, 2017. Variable expenses, as described above, decreased $1.10 million over the respective nine-month period due to lower AUM which reduced sub-advisory fees and other variable costs, but were partially offset by operating costs of new funds and fixed minimum costs of smaller funds. General and Administrative expenses decreased $0.72 million to $2.01 million for the nine months ended March 31, 2018 from $2.73 million for the nine months ended March 31, 2017 due to decreases legal and professional fees and in fund expense waiver reimbursements based on contractual expense thresholds for certain funds. Marketing expenses had an increase of $0.12 million to $2.64 million for the nine months ended March 31, 2018 as compared to the comparable prior year period even though advertising expenses increased by $0.50 million as a result of continued new fund marketing efforts and conference sponsorships, but were substantially offset by a reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $3.5 million for both respective nine month periods.

Net income before taxes for the three months ended March 31, 2018 decreased $3.26 million to $2.14 million from $5.40 million for three months ended March 31, 2017 primarily due to the $4.13 million decrease in revenue partially offset by decreases in Operations expenses and in General and Administrative expenses.

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

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net revenues for the three months ended March 31, 2018 were $1.2 million with cost of goods sold of $0.8 million resulting in a gross profit of $0.4 million as compared to the three months ended March 31, 2017 where net revenues were $1.1 million; cost of goods sold were $0.8 million; and gross profit was $0.3 million.

General, administrative and selling expenses, including wages and marketing, for the three months ended March 31, 2018 and the three months ended March 31, 2017 were $0.3 million and $0.2 million producing operating income of $160 thousand and $80 thousand, respectively, or approximately 13% net operating profit for three months ended March 31, 2018 as compared to 7% for the three months ended March 31, 2017.

The depreciation expense, income tax provision and other income totaled $58 thousand for the three months ended March 31, 2018 as compared to $72 thousand for the three months ended March 31, 2017, resulting in income after income taxes of approximately $102 thousand as compared to income after income taxes of approximately $9 thousand, respectively.

For the Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

Net revenues for the nine months ended March 31, 2018 were $3.8 million with cost of goods sold of $2.6 million resulting in a gross profit of $1.2 million as compared to the nine months ended March 31, 2017 where net revenues were $3.5  million; cost of goods sold were $2.5 million; and gross profit was $1.0 million.

General, administrative and selling expenses, including wages and marketing, for the nine months ended March 31, 2018 and the nine months ended March 31, 2017 were $0.9 million and $0.9 million producing operating income of $325 thousand and $203 thousand, respectively, or approximately 9% net operating profit for nine months ended March 31, 2018 as compared to 6% for the nine months ended March 31, 2017.

The depreciation expense, income tax provision and other income totaled $204 thousand for the nine months ended March 31, 2018 as compared to $195 thousand for the nine months ended March 31, 2017, resulting in income after income taxes of approximately $121 thousand as compared to income after income taxes of approximately $1 thousand, respectively.

Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (dba “Elite Security”) and Saskatoon. SecurTek is owned by Saskatchewan's publicly-owned telecommunications utility with well over 100,000 customers across Canada. Brigadier is also a Honeywell Certified Access Control Distributor, Kantech Global Dealer and UTC Interlogix Security Pro dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera monitoring, motion detection, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and a full-time monitoring of the premises. The contract for monitoring the premises` is then conveyed to a third-party telecom in exchange for recurring residuals based on subscriber contracts.

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net revenues for the three months ended March 31, 2018 were $0.6 million with cost of goods sold recorded as $0.3 million, resulting in a gross profit of $0.3 million, or approximately 50%, as compared to the three months ended March 31, 2017 where net revenues were $0.7 million with cost of goods sold of $0.3 million and a gross profit of $0.4 million, or approximately 51%.

General, administrative and selling expenses for the three months ended March 31, 2018 were $0.3 million producing an operating loss of $26 thousand or approximately (5%) as compared to the three months ended March 31, 2017 where general, administrative and selling expenses of $0.3 million produced an operating profit of  $90 thousand, or approximately 13%.

Other income comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $14 thousand for the three months ended March 31, 2018 resulting in a loss after income taxes of $11 thousand as compared to a net profit of $57 thousand for the three months ended March 31, 2017 where other expense totaled $33 thousand.

For the Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

Net revenues for the nine months ended March 31, 2018 were $2.5 million with cost of goods sold recorded as approximately $1.2 million, resulting in a gross profit of  approximately $1.3 million, or approximately 50%, as compared to the nine months ended March 31, 2017 where net revenues were approximately $2.3 million with cost of goods sold of $1.1 million and a gross profit of $1.2 million, or approximately 54%.

General, administrative and selling expenses for the nine months ended March 31, 2018 were $0.8 million producing an operating profit of $0.4 million or approximately 16% as compared to the nine months ended March 31, 2017 where operating profits were $0.4 million, or approximately 17%, with general, administrative and selling expenses of $0.8 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $75 thousand for the nine months ended March 31, 2018 resulting in income after income taxes of $0.3 million as compared to income after income taxes of $0.3 million for the nine months ended March 31, 2017 where other expense totaled $120 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 13 to the Financial Statements). For the years ended June 30, 2017 and 2016, the Company had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets, and as of June 30, 2017, the residual business the company was founded to oversee was being wound down and management expected to transition focus to another industry. Accordingly, the results of operations for the nine month period ending March 31, 2018 is not indicative of the projected operations as the current period included only approximately 1 three-month period of business operations with the newly acquired assets. Similarly, there is no meaningful comparative data for the three and nine month periods in 2017 as the business of 2017 included nominal subscription sales to a web hosted service and not the wholesale distribution of beauty products as currently exist. As a result, only the operating results for the three months ended March 31, 2018 are included below.

For the three months ended March 31, 2018

Net revenues for the three months ended March 31, 2018 were $655 thousand with cost of goods sold recorded of approximately $344 thousand (including a one-time $46 thousand inventory charge as a result of purchase price accounting from the acquisition) producing a gross profit of approximately $311 thousand and a gross margin of approximately 47% (or 55% excluding one-time inventory charge). General, administrative and selling expenses were approximately $267 thousand,  resulting in an operating income of approximately $44 thousand or 7% (or 14% excluding one-time inventory charge.) After consideration given to income tax provision of approximately $2 thousand, depreciation and amortization of intangible assets of approximately $82 thousand and acquisition imputed interest charges of $64 thousand, the net loss for the three-month period ending March 31, 2018 was approximately $104 thousand (or $6 thousand of net income excluding one-time inventory and acquisition charges).

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to grow the business of Original Sprout through concentrated marketing efforts and application of resources. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market. Wainwright will continue to develop innovative and new fund products to grow its portfolio. Our long-term mission is to continue with our acquisition strategy by identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management to produce increasing revenue streams. By these initiatives we hope to:

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

As of March 31, 2018, we had $7.1 million of cash and cash equivalents on a consolidated basis as compared to $6.7 million as of June 30, 2017. The increase in working capital is a result of lessened transaction costs during the current quarter coupled with the continuing revenue stream from operating subsidiaries.

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. These investments are described further in Note 7 to our Financial Statements.

Reverse Stock Split

Our Board and the majority stockholders previously approved the adoption of a one-for-thirty (1:30) reverse stock split whereby each thirty shares of our common stock and Series B Preferred stock issued and outstanding as of the record date established by the Board shall be combined into one share of common stock or preferred stock, as applicable (the “Reverse Stock Split”). The Reverse Stock Split became effective as of December 15, 2017. All share-based numbers have been retroactively adjusted for the reverse stock split. See Note 14 to our Financial Statements.

Recent Developments

On October 18, 2017, through our wholly owned subsidiary Kahnalytics, we entered into an Asset Purchase Agreement which resulted in the purchase of all of the assets of The Original Sprout LLC, a California limited liability company, which engages in the manufacture and sale of organic, non-toxic, all natural hair care, bath, skin, and styling products, by Kahnalytics. The transaction closed on December 18, 2017 with a purchase price of approximately $3.5 million. See Note 13 to our Financial Statements for more information.

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

2.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017 by and between Kahnalytics, Inc. and The Original Sprout, LLC, and the members of Original Sprout.[11]
3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[9]
3.3	Amended Bylaws of Concierge Technologies, Inc., which became the Bylaws of Concierge Technologies, Inc. on March 20, 2017.[9]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Consulting Agreement, dated January 26, 2015, by and between Concierge Technologies, Inc. and David Neibert.[2]
10.4	Stock Redemption Agreement, dated February 26, 2015, by and among Concierge Technologies, Inc. the Shareholders and Janus Cam.[5]
10.5	Distribution Agreement, dated March 4, 2015, by and between Concierge Technologies, Inc. and Janus Cam.[3]
10.6	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016.[5]
14.1	Code of Ethics[1]
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[10]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

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

11 Previously filed with Current Report on Form 8-K on December 19, 2017 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: May 15, 2018	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.