Form 10-K
period 2018-06-30
CONCIERGE TECHNOLOGIES INC
filed 2018-09-28
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Concierge Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	000-29913 (Commission File Number)	90-1133909 (IRS Employer I.D. Number)

1202 Puerta Del Sol

San Clemente, CA 92673

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,730,129 based upon the per share price of $1.80 for the common stock as of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,559,139 shares of Common Stock, $0.001 par value, and 436,951 shares of Series B Convertible, Voting, Preferred Stock on September 28, 2018. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs;
•

our operating subsidiaries' ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;

•	the evolution of technologies affecting our operating subsidiaries' products and markets;
•	our operating subsidiaries' ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
•	our operating subsidiaries' ability to successfully penetrate enterprise markets;
•	our operating subsidiaries' ability to successfully expand in our existing markets and into new markets, including international markets;
•	the attraction and retention of key personnel;
•	our ability to effectively manage our growth and future expenses;
•	worldwide economic conditions and their impact on spending; and
•	and our operating subsidiaries' ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all of the forward-looking statements made with respect to us and our operating subsidiaries in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors”. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We and our subsidiaries may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I

ITEM 1.            BUSINESS.

General

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

Wainwright Holdings, Inc. (“Wainwright”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries, United States Commodity Funds LLC (“USCF”), and USCF Advisers LLC (“USCF Advisers”), each of which manages, operates or is an investment advisor to exchange traded funds and exchange traded products organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange.

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, was insignificant and was terminated after transitioning to the current business of distributing hair and skin care products.

See “Note 12. Business Combinations” to our audited financial statements included elsewhere in this annual report for a description of the terms of our acquisitions for our operating businesses.

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

Subsidiary Business Overview

Wainwright

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright which is controlled by our CEO and majority shareholder Nicholas Gerber and another Concierge shareholder, Scott Schoenberger, a member of our board of directors. Wainwright operates through USCF and USCF Advisers, which collectively operate 15 exchange traded products (“ETPs”) and exchange traded funds (“ETFs”) listed on NYSE Arca, Inc. ("NYSE Arca") and a mutual fund with a total of approximately $3.1 billion in assets under management as of June 30, 2018. Wainwright earns revenues through its subsidiaries' contractual agreements providing investment management and advisory services in exchange for management fees charged against the funds. Wainwright’s operating subsidiaries focus primarily on providing investment advisory services to funds that invest in a broad base or single commodity, particularly in oil, natural gas, gasoline and heating oil and metals. Concierge acquired Wainwright in a stock-for-stock exchange for (i) 27,293,333 (as adjusted approximately for the 1 for 30 reverse stock split of our outstanding shares of common and preferred stock effective on December 15, 2017, (the "2017 Reverse Stock Split")) shares of our common stock and (ii) 311,804 (as adjusted approximately for the 2017 Reverse Stock Split) shares of our Series B Voting, Convertible, Preferred stock (which preferred shares are convertible into approximately 6,236,079 shares of Company Common Stock). (See Note 13 to our Financial Statements)

Services and Customers

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and the USCF Funds Trust (“USCF Funds Trust”):

USCF as General Partner for the following funds:
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007; Liquidated September 12, 2018
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008; Liquidated September 12, 2018
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012; Liquidated September 12, 2018
USCF as fund Sponsor - each a series within the USCF Funds Trust
USCF Funds Trust (“USCF Funds Trust”)	A series trust formed in Delaware March 2016
United States 3X Oil Fund (“USOU”)	A commodity pool formed in May 2017 and made public July 2017
United States 3X Short Oil Fund (“USOD”)	A commodity pool formed in May 2017 and made public July 2017

In addition, USCF is the sponsor of the USCF Funds Trust and the USCIF Trust. The USCF Funds Trust with its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), were in registration and had not commenced operations (together, the “REX Funds”) prior to both funds filing to withdraw from registration on March 30, 2018. The USCIF Trust, with its USCF Canadian Crude Oil Index Fund ("UCCO"), is currently in registration but has not commenced operations.

USCF Advisers serves as the investment adviser to the fund(s) listed below within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ fund(s) and manages the investment of the assets.

Advisers as fund manager for each series within the USCF ETF Trust and the USCF Mutual Funds Trust:
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017
Stock Split Index Fund (“TOFR”)	Fund launched September 2014; Liquidated October 20, 2017
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016; Liquidated October 20, 2017
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund	Fund launched May 2018
USCF Mutual Funds Trust ("Mutual Funds Trust")	Organized as a Delaware statutory trust in July 2016
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017

All USCF funds and the Trusts' funds are collectively referred to as the “Funds” hereafter.

As of and for the years ended June 30, 2018 and 2017 approximately 90% of Wainwright’s revenue and accounts receivable were attributed to its three largest funds United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Commodity Index Fund.

Competition

Wainwright faces competition from other commodity fund managers, which include larger, better financed companies that offer products similar to Wainwright’s. Many of these competitors have substantially greater financial, technical, and human resources than Wainwright does, as well as greater experience in the discovery and development of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize. Wainwright will continue to develop and consider new fund opportunities identified through its research efforts and review of market needs. However, the cost of launching and seeding new funds is dependent upon existing and new capital resources. The ability to successfully launch new funds competing with much larger financial institutions with greater financial and human capital will be challenging.

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

Gourmet Foods

Gourmet Foods, Ltd. (“Gourmet Foods”), was organized in its current form in 2005 (previously known as Pats Pantry Ltd) and acquired by Concierge in August 2015. Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers.

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

For the year ended and balance sheet date of June 30, 2018, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 21% of Gourmet Foods sales revenues and 33% of Gourmet Foods accounts receivable as compared to 18% and 26% for the prior year ended June 30, 2017, respectively. The second largest in the grocery industry accounted for approximately 12% of Gourmet Foods sales revenues for the year ended June 30, 2018 as compared to 11% for the year ended June 30, 2017. This same group accounted for 16% of Gourmet Foods accounts receivable as of June 30, 2018 as compared to 11% as of June 30, 2017. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the year ended and balance sheet date of June 30, 2018, accounted for approximately 41% of Gourmet Foods’ gross sales revenues as compared to 43% for the year ended June 30, 2017. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the remaining balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Sources and Availability of Materials

Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Competition

Gourmet Foods faces competition from other commercial-scale manufacturers of meat pies located in New Zealand and Australia. Competitors’ products may be more effective, or more effectively marketed and sold, than any products Gourmet Foods may commercialize. Larger competitors in New Zealand also enjoy a wider and more entrenched market share making it particularly difficult for us to penetrate certain market segments and, even if penetrated, might make it difficult to maintain.

Seasonality

The location of Gourmet Foods in the southern hemisphere provides them with a warm Christmas holiday season and some increased business as customers tend to be traveling and purchase more ready-to-eat foods. The opposing seasons to the northern hemisphere work to offset the corresponding down turn in revenues for Brigadier, our Canadian subsidiary during winter months. Overall, the consolidated business does not experience any material seasonality.

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

Services, Products and Customers

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Brigadier is also a Honeywell Certified Access Control Integrator, Kantech Corporate Certified Integrator and UTC Interlogix Authorized dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera systems, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and a 24/7 monitoring of their premises. The contract for monitoring the premises is then conveyed to a monitoring company in exchange for recurring residuals based on subscriber contracts.

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly residuals, totaled 41% and 46% of the total Brigadier revenues for the years ended June 30, 2018 and June 30, 2017, respectively. The same customer accounted for approximately 35% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2018 as compared to 40% as of June 30, 2017. Another large account, which is not expected to be a recurring customer, contributed 13% of the total sales revenues for the year ended June 30, 2018 and approximately 7% of the accounts receivable as of June 30, 2018. There were no significant sales to this customer for the year ended June 30, 2017. A recurring customer accounted for approximately 12% of the accounts receivable at June 30, 2018, though total sales for this customer for the year ended June 30, 2017 were insignificant as was the related account receivable at June 30, 2017.

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

Competition

Although it holds a dominant market position in the province of Saskatchewan, Brigadier faces competition from larger, better financed companies that offer similar products and services. In addition, it is possible that Brigadier may face increasing competition as disruptive technologies enter the market. However, with respect to the market share it currently enjoys, Brigadier expects that their core customers will remain loyal and that an opportunity exists to capitalize on the deployment of new technologies. Brigadier's management will continue efforts to capture additional customers through organic growth and a focus on quality.

Seasonality

Brigadier, due to its location in the province of Saskatchewan, Canada, is far enough north that winter weather has a negative effect on its ability to complete some installations, particularly those involving new construction. For this reason, the period from November through March typically produces less revenue than comparison periods during other seasons of the year.

Employees

Brigadier employs approximately 21 persons in Canada.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 12 to the Consolidated Financial Statements). For the year ended June 30, 2017  (prior to the acquisition of the Original Sprout assets), Kahnalytics had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets, and as of June 30, 2017, the residual business the company was founded to oversee was being wound down and management expected to transition focus to another industry. As of June 30, 2018, this legacy business has been completely wound down.  Accordingly, the results of operations for the twelve month period ending June 30, 2018 reflects only two quarters of business operations with the newly acquired assets and should not be viewed as indicative of a full twelve month period of operations. Similarly, there is no meaningful comparative data for the twelve month period ending June 30, 2017 as the business of 2017 included nominal subscription sales to a web hosted service and not the wholesale distribution of beauty products as it currently exists.

Products and Customers

Original Sprout sells its products through 3 channels to market: 1) direct sales to end users via online shopping cart, 2) distributors who, in turn, sell to other retailers or wholesalers, and 3) to retail stores selling to end users.

For the year ended June 30, 2018, Original Sprout, which operated with its current product offering for only 194 days, is not indicative of historical or future operations. For the actual concentration of risk with respect to the current business, focus is given for the period from January 1, 2018 through June 30, 2018 and no comparison exists for the prior year period as no business in this sector was conducted by Original Sprout. Among thousands of customers, Original Sprout does have several major accounts with distributors however no single account represents 10% or more of our annual sales revenues. There were 3 major distributor accounts, all current, representing 10%, 13%, and 20% for a total of 43% of all accounts receivable as of June 30, 2018. There is no comparison data for the prior year as the business operation was only begun as of December 18, 2017.

Sources and Availability of Materials

Concierge, through Original Sprout, is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, produces the products in accordance with proprietary formulas, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in timely fashion or at the expected price point. To safeguard against this possibility Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

Competition

Original Sprout manufactures and distributes only all-natural, 100% vegan, hair and skin care products which we believe differentiate it significantly from other main-stream products. The use of organic and natural products is a growing trend in the U.S. and abroad, and other established brands are beginning to make products for this market. As more entrants to the high-end, organic, hair care segment come into existence it is inevitable that some will be better financed and have more brand recognition and resources than those of Original Sprout. Original Sprout is focused on promoting its own brand name as a recognized pioneer in 100% vegan, safe, effective, hair care products through recruitment of addition distributors, nationwide retail stores, and increased social media presence with the expectation that establishing brand awareness will allow the continued growth of annual revenues and market share protection, though there can be no guarantees that such efforts will be sufficient to offset the effects of competition in the future.

Seasonality

There is no significant seasonality for sales of products for Original Sprout, though sales will fluctuate around traditional holidays, and certain products, such as sun screen, will be lower in winter months than in summer months.

Regulation

In the U.S. our subsidiary, Original Sprout, is not required to have permits for distribution of its products, however it chooses to gain recognition from certain testing laboratories and other quasi-regulatory agencies for compliance with accepted standards for natural ingredients and lack of toxic chemicals in their formulas and processes. For export, Original Sprout is often compelled to submit its products to foreign government agencies or certified laboratories for ingredient testing prior to being accepted for import as a “safe” product. The Original Sprout products comply with all applicable regulations, both domestic and foreign, in areas where they are sold or distributed.

Intellectual Property

The formulations and ingredient percentages of the many products of Original Sprout are considered its intellectual property, though many cannot be patented they are maintained as confidential. The names "Original Sprout", "D’Organiques Original Sprout" are registered trademarks of Original Sprout.

Employees

Original Sprout employees 8 persons on a full time basis at its location in San Clemente, California.

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

ITEM 2.          PROPERTIES

We own no plants or real property.

Facilities

Administrative offices are co-located in the facility leased by our subsidiary, Original Sprout, whose mailing address is 1202 Puerta Del Sol, San Clemente, California 92673. The Company pays no rent and has no lease obligations. Our wholly-owned subsidiary, Brigadier, rents facilities in Saskatoon and Regina, Canada. Our wholly-owned subsidiary, Gourmet Foods, rents facilities in Tauranga, New Zealand. Wainwright leases office space in Oakland, California and will move to a new office in Walnut Creek, California with a lease commencing October 1, 2018. We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock presently trades on the OTC Markets QB Exchange. The high and low bid prices, as reported by OTC Markets, are as follows for fiscal years ended June 30, 2017 and 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices are adjusted for the 1:30 reverse stock split effectuated on December 15, 2017.

	High	Low
	Calendar 2016
3rd Quarter	$1.80	$0.93
4th Quarter	$1.80	$1.05

	Calendar 2017
1st Quarter	$3.00	$1.23
2nd Quarter	$3.00	$1.47
3rd Quarter	$1.79	$1.17
4th Quarter	$2.15	$1.22

	Calendar 2018
1st Quarter	$1.61	$1.21
2nd Quarter	$1.41	$.90

Holders

On June 30, 2018, there were approximately 374 registered holders of record of our common stock.

Dividends

Until the acquisition of Wainwright in the prior year, we have had no retained earnings and have declared no dividends on our capital stock. We have declared no dividends for the current year nor do we expect to in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. Under Nevada law, a company - such as our company - can pay dividends only

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

The Penny Stock Disclosure Rule

Another Commission rule - the Penny Stock Disclosure Rule - requires a broker-dealer, who recommends the sale of a penny stock to a customer in a transaction not exempt from the suitability rule described above, to furnish the customer with a "risk disclosure document." This document is set forth in a federal regulation and contains the following information:

•	A statement that penny stocks can be very risky, that investors often cannot sell a penny stock back to the dealer that sold them the stock,
•	A warning that salespersons of penny stocks are not impartial advisers but are paid to sell the stock,
•	The statement that federal law requires the salesperson to tell the potential investor in a penny stock,
•	the "offer" and the "bid" on the stock, and
•	the compensation the salesperson and his firm will receive for the trade,
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

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright, a Delaware corporation, controlled as a group by our CEO and majority shareholder Nicholas Gerber together with affiliated shareholder Scott Schoenberger. The purchase price was paid in a stock-for-stock exchange whereby the sellers of Wainwright shares received in the aggregate a total of 27,293,333 (adjusted for the 1:30 reverse stock split effective December 15, 2017) shares of our common stock and 311,804 (adjusted for the 1:30 reverse stock split effective December 15, 2017) shares of our Series B Voting, Convertible, Preferred stock. The transaction was accounted for as a pooling of interest under common control. We sold no shares of any class of stock and issued no stock options during the past two years.

Common Stock issued in the transaction (adjusted for the 1:30 reverse stock split):

Date	No. of Shares	Shareholder
Dec 9, 2016	1,733,284	Robert Nguyen & Mitzi Wong-Nguyen
Dec 9, 2016	1,598,473	Andrew Ngim & Eleanor Yee
Dec 9, 2016	3,543,602	Eliot & Sheila Gerber
Dec 9, 2016	3,532,387	Scott & Jennifer Schoenberger
Dec 9, 2016	9,562,746	The Nicholas & Melinda Gerber Living Trust
Dec 9, 2016	5,623,543	Gerber Family Trust (FBO Jacob & Vasch)
Dec 9, 2016	577,762	BJ Gerber Family Trust
Dec 9, 2016	285,483	Jerry Goodman
Dec 9, 2016	305,874	Michelle Goodman
Dec 9, 2016	122,350	Sarah Mason Crook
Dec 9, 2016	142,742	Susan Bailey Crook
Dec 9, 2016	265,091	Suzanne Glasgow

Series B Voting, Convertible, Preferred stock issued in the transaction (adjusted for the 1:30 reverse stock split):

Date	No. of Shares	Shareholder
Dec 9, 2016	311,804	The Nicholas & Melinda Gerber Living Trust

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this annual report on Form 10-K. See "Consolidated Financial Statements."

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

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, was insignificant and was terminated after transitioning to the current business of distributing hair and skin care products.

Because the Company conducts its businesses through its wholly-owned operating subsidiaries, the risks related to our wholly-owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2- Summary of Critical Accounting Policies - Major Customers and Suppliers - Concentration of Credit Risk" in the consolidated financial statements for more information.

Critical Accounting Policies

A summary of our significant accounting policies is described in detail in Note 2 to our Consolidated Financial Statements.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources into the business of Original Sprout to grow that business segment to its potential. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including distribution in New Zealand of the products from Original Sprout. Wainwright will continue to develop innovative and new fund products to grow its portfolio. Our long-term mission is to continue with our acquisition strategy by identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management to produce increasing revenue streams. By these initiatives we hope to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●	increase our gross revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses,
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through consolidated operations of our subsidiaries from a management perspective, and
●	strategically pursue additional company acquisitions.

  Results of Operations

Concierge and Subsidiaries

With the acquisition of Wainwright in December 2016, where Wainwright and Concierge have a commonality of ownership and control as represented by the shareholdings, the acquisition has been recorded as a transaction between entities under common control on the Consolidated Balance Sheets of the Company. Further, the Consolidated Statements of Operations and Comprehensive Income have been adjusted to include the carrying value of operations of Wainwright as if the transaction had concluded on July 1, 2015.

For the Year Ended June 30, 2018 Compared to the Year Ended June 30, 2017

Operating Income

Concierge produced an operating income for the year ended June 30, 2018 of $2.8 million as compared to $6.7 million for the year ended June 30, 2017. This represents a decrease in operating income of $3.9 million for the year ended June 30, 2018 when compared to the year ended June 30, 2017, or approximately 58%. The decrease in operating income was primarily attributable to lower fund management revenue from Wainwright due to lower AUM  along with transaction costs incurred while acquiring the assets of Original Sprout LLC and increased advertising and marketing costs during the current year connected to the launching of new product offerings.

Other Expenses

Other expense, including provision for income tax of $0.8 million and $1.6 million, for the years ended June 30, 2018 and 2017 were $1.1 million and $1.5 million for the years ended June 30, 2018 and 2017, respectively, resulting in a net income of $1.7 million and $5.2 million, respectively. After giving consideration to currency translation losses of $214 thousand and a short-term investment valuation increase of $244 thousand our  comprehensive income for the year ended June 30, 2018 was $1.8 million as compared to the year ended June 30, 2017 where there was a currency translation gain of $113 thousand and a short-term investment valuation increase of $36 thousand resulting in comprehensive income of $5.3 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects the valuation of our holdings in New Zealand and Canada.

Net Income

Overall, the net income between the year ended June 30, 2018 as compared to the year ended June 30, 2017 decreased by $3.5 million or approximately 67% to $1.7 million. The reduction in profits for the year ended June 30, 2018 was primarily attributable to lower fund management revenue from Wainwright due to lower AUM, partially offset by decreases in Wainwright variable operating expenses, and general and administrative costs of $0.8 million, but also included one-time transaction costs to acquire the Original Sprout assets and marketing costs associated with the launch of new funds increased. Management is pursuing a less aggressive acquisition strategy and expects the transaction costs to diminish over the coming fiscal year and the assets under management are expected to increase from June 2018 averages, along with associated revenues. While net revenues decreased as a result of the lower assets under management from our fund management business by approximately $5.2 million for the year ended June 30, 2018 as compared to the year ended June 30, 2017, the corporation's net revenues derived from its other operating subsidiaries have increased by approximately $1.9 million over the same period, resulting in a net reduction to revenue in fiscal year 2018 of approximately $3.3 million.

Income Tax

Provision for income tax for the years ended June 30, 2018 and 2017 are $0.8 million and $1.6 million, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The decrease in income tax for the year is mainly attributable to lower net profits, a lower effective tax rate for the second half of the year resulting from the enactment of new tax laws taking effect January 1st of the fiscal year which reduced deferred tax assets and increased the tax provision by $0.5 million.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  As of June 30, 2018, USCF Advisers advises three exchange traded funds (“ETFs”) and one commodity mutual fund registered with the SEC under the Investment Company Act of 1940. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and the USCF Funds Trust (“USCF Funds Trust”):

USCF as General Partner for the following funds:
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007; Liquidated September 12, 2018
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008; Liquidated September 12, 2018
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012; Liquidated September 12, 2018
USCF as fund Sponsor - each a series within the USCF Funds Trust:
USCF Funds Trust (“USCF Funds Trust”)	A series trust formed in Delaware March 2016
United States 3X Oil Fund (“USOU”)	A commodity pool formed in May 2017 and made public July 2017
United States 3X Short Oil Fund (“USOD”)	A commodity pool formed in May 2017 and made public July 2017

In addition, USCF is the sponsor of the USCF Funds Trust and the USCIF Trust. The USCF Funds Trust with its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), were in registration and had not commenced operations (together, the “REX Funds”) prior to both fund filing to withdraw from registration on March 30, 2018. The USCIF Trust, with its USCF Canadian Crude Oil Index Fund ("UCCO"), is currently in registration but has not commenced operations.

USCF Advisers serves as the investment adviser to the fund(s) listed below within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ fund(s) and manages the investment of the assets.

Advisers as fund manager for each series within the USCF ETF Trust and the USCF Mutual Funds Trust:
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017
Stock Split Index Fund (“TOFR”)	Fund launched September 2014; Liquidated October 20, 2017
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016; Liquidated October 20, 2017
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund	Fund launched May 2018
USCF Mutual Funds Trust ("Mutual Funds Trust")	Organized as a Delaware statutory trust in July 2016
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017

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

For the Year Ended June 30, 2018, Compared to the Year Ended June 30, 2017

Revenue

Average AUM for the year ended June 30, 2018 was at $3.4 billion, as compared to approximately $4.5 billion from the year ended June 30, 2017 primarily due to a decrease in USO AUM. As a result, the revenues from management and advisory fees decreased by approximately $5.2 million, or 22%, to $18.7 million for the year ended June 30, 2018 as compared to the year ended June 30, 2017 where revenues from management and advisory fees totaled $23.9 million.

  Expenses

Wainwright’s total operating expenses for year ended June 30, 2018 decreased by $1.4 million to $15.5 million, or approximately 8%, from $16.9 million for the year ended June 30, 2017. Variable expenses, as described above, decreased by $1.0 million over the respective twelve-month period due to due to lower AUM which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs, but were partially offset by operating costs of new funds and fixed minimum costs of smaller funds. General and Administrative expenses decreased $1.0 million to $2.5 million for the year ended June 30, 2018 from $3.5 million for the year ended June 30, 2017 due to decreases in legal and professional fees and new fund startup expenses. Total marketing expenses had no significant change for the year ended June 30, 2018 as compared to the prior year period even though advertising expenses increased substantially by $0.5 million from an increase in advertising and branding efforts offset by a  $0.5 million reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $4.6 million and $4.5 million for the years ended June 30, 2018 and June 30, 2017, respectively, due to a full year with an additional employee.

Income

Income before taxes for the year ended June 30, 2018 decreased $4.1 million to $2.9 million from $7.0 million for year ended June 30, 2017 due to $5.2 million in lower revenue as a result of lower AUM, offset by a $1.4 million  reduction in operating expenses along with an increase of $0.3 million in other expenses relating to a write-off of a note receivable and realized losses relating to a hedge offsetting unrealized gains on Wainwright's  USCF mutual fund investment.

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

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Gourmet Foods, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Income found on the Consolidated Balance Sheets.

For the Year Ended June 30, 2018, Compared to the Year Ended June 30, 2017

Net revenues for the year ended June 30, 2018 were $5 million with cost of goods sold of $3.5 million resulting in a gross profit of $1.5 million as compared to the year ended June 30, 2017 where net revenues were $4.8 million; cost of goods sold were $3.3 million; and gross profit was $1.5 million.

General, administrative and selling expenses, including wages and marketing, for the years ended June 30, 2018 and 2017 were $1.1 million and $1.1 million producing operating income of $0.4 million and $0.3 million, respectively, or approximately 8% net operating profit for 2018, 7% for 2017.

The depreciation expense, income tax provision and other expense totaled $0.3 million for the year ended June 30, 2018 as compared to $0.3 million for the year ended June 30, 2017, resulting in a net income of approximately $99 thousand as compared to a net income of $14 thousand, respectively.

Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Brigadier is also a Honeywell Certified Access Control Integrator, Kantech Corporate Certified Integrator and UTC Interlogix Authorized dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera systems, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and a 24/7 monitoring of their premises. The contract for monitoring the premises` is then conveyed to a monitoring company in exchange for recurring residuals based on subscriber contracts.

Brigadier operates exclusively in Canada and thus the Canadian dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the U.S. dollar, with that of Brigadier, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30. The translation of Canadian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in Accumulated Other Comprehensive Income found on the Consolidated Balance Sheets.

For the Year Ended June 30, 2018, Compared to the Year Ended June 30, 2017

Net revenues for the year ended June 30, 2018 were $3.3 million with cost of goods sold recorded as approximately $1.5 million, resulting in a gross profit of approximately $1.8 million with a gross margin of approximately 55% as compared to the year ended June 30, 2017 where net revenues were approximately $3.1 million with cost of goods sold of $1.3 million and a gross profit of $1.8 million, or approximately 57%.

General, administrative and selling expenses for the year ended June 30, 2018 were $1.4 million producing an operating profit of $0.4 million or approximately 13% as compared to the year ended June 30, 2017 where operating profits were $0.5 million, or approximately 15%, with general, administrative and selling expenses of $1.3 million.

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $31 thousand for the year ended June 30, 2018 resulting in income after income taxes of approximately $0.4 million as compared to income after income taxes of approximately $0.3 million for the year ended June 30, 2017 where other expense totaled $142 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 12 to the Consolidated Financial Statements). For the year ended June 30, 2017  (prior to the acquisition of the Original Sprout assets), Kahnalytics had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets, and as of June 30, 2017, the residual business the company was founded to oversee was being wound down and management expected to transition focus to another industry. As of June 30, 2018, this legacy business has been completely wound down.  Accordingly, the results of operations for the twelve month period ending June 30, 2018 reflects only two quarters of business operations with the newly acquired assets and should not be viewed as indicative of a full twelve month period of operations. Similarly, there is no meaningful comparative data for the twelve month period ending June 30, 2017 as the business of 2017 included nominal subscription sales to a web hosted service and not the wholesale distribution of beauty products as it currently exists. As a result, only the operating results for the twelve months ended June 30, 2018 are included below.

For the Year Ended June 30, 2018

Net revenues for the year ended June 30, 2018 were $1.7 million with cost of goods sold recorded as approximately $0.9 million resulting in a gross profit of approximately $0.8 million and a gross margin of approximately 47%. General, administrative and selling expenses were approximately $0.6 million resulting in an operating income of approximately $0.2 million or approximately 10%. After consideration given to income tax provision, other income, and depreciation expense, the net income for the year ended June 30, 2018 was approximately $43 thousand.

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

As of June 30, 2018, we had $7.5 million of cash and cash equivalents on a consolidated basis as compared to $6.7 million as of June 30, 2017. The increase in cash was a direct result of operating profits realized in our subsidiary operations together with a slightly higher amount of accounts payable as of June 30, 2018 compared to June 30, 2017.

During current year Concierge has invested approximately $2.5 million in cash towards purchasing and assimilating the Original Sprout assets into the Concierge Technologies group of companies. During the previous two years ended June 30, 2015 through June 30, 2017, Concierge invested approximately $3.3 million in cash to acquire Gourmet Foods and Brigadier Security Systems as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. Despite these cash investments, our working capital position remains strong at $7.5 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives.

Borrowings

As of June 30, 2018, we had $0.8 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.7 million as of June 30, 2017. Concierge, without inclusion of its subsidiary companies, as of June 30, 2018 and June 30, 2017, had $0.6 million of indebtedness. We are not required to make interest payments on our notes until the maturity date.

Current related party notes payable consist of the following:

	June 30, 2018	June 30, 2017
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

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

During the prior eighteen months, our subsidiary Brigadier has been purchasing new service vehicles to replace the aging leased vehicle fleet. The new vehicles are, in part, financed by a Saskatchewan-based bank through an installment loan agreement related to each vehicle collateralized individually as the vehicles are delivered. As of June 30, 2018 Brigadier had, in the aggregate, an outstanding principal balance of CD$257,816 (approximately US$196,200). The loan principal together with interest is amortized over 60 equal monthly installments. (Refer to Note 11 in the Consolidated Financial Statements)

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. These investments are described further in Note 7 to our Financial Statements.

Reverse Stock Split

On November 17, 2017 our Board and the majority stockholders approved the adoption of a one-for-thirty (1:30) reverse stock split whereby each thirty shares of our common stock and Series B Preferred stock issued and outstanding as of the record date established by the Board shall be combined into one share of common stock or preferred stock, as applicable (the “Reverse Stock Split”). The Reverse Stock Split became effective on December 15, 2017 and all share amounts have been retroactively adjusted for this reverse stock split.

 Goodwill

 Goodwill is comprised of the following amounts:

	As of June 30, 2018	As of June 30, 2017

Goodwill – Original Sprout	416,817	-
Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$915,790	$498,973

 The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2018 or June 30, 2017.

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

Off-Balance Sheet Arrangements

As of September 28, 2018, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concierge Technologies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company's auditor since 2017.

San Francisco, California

September 28, 2018

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,524,114	$6,730,486
Accounts receivable, net	1,068,240	871,570
Accounts receivable - related parties	1,458,159	1,762,271
Inventories	931,065	444,274
Prepaid income tax and tax receivable	2,138,636	1,276,540
Investments	3,204,005	3,578,749
Other current assets	374,617	369,599
Total current assets	16,698,836	15,033,489

Restricted cash	13,536	14,870
Property and equipment, net	1,080,471	1,159,465
Goodwill	915,790	498,973
Intangible assets, net	2,995,231	899,276
Deferred tax assets, net	865,120	1,480,272
Other assets, long - term	532,165	509,538
Total assets	$23,101,149	$19,595,883

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,249,387	$2,842,855
Expense waivers – related parties	662,650	589,093
Purchase consideration payable	1,205,000	-
Notes payable - related parties	3,500	3,500
Equipment loans	46,705	17,388
Total current liabilities	5,167,242	3,452,836

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Equipment loans, net of current portion	149,491	72,605
Deferred tax liabilities	208,419	258,601
Total liabilities	6,125,152	4,384,042

Commitments and Contingencies (Note15)

Convertible preferred stock, $0.001 par value; 50,000,000 shares authorized Series B: 0 issued and outstanding at June 30, 2018 and 436,951 at June 30, 2017[1]	-	2,011,934
	-	2,011,934

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 436,951 issued and outstanding at June 30, 2018 and 0 at June 30, 2017	437	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 29,559,139 shares issued and outstanding at June 30, 2018 and June 30, 2017[1]	29,559	29,559
Additional paid-in capital	9,186,132	7,174,635
Accumulated other comprehensive income	148,808	119,338
Retained earnings	7,611,061	5,876,375
Total stockholders' equity	16,975,997	13,199,907
Total liabilities, convertible preferred stock, and stockholders' equity	$23,101,149	$19,595,883

 1 Share amounts adjusted for 1:30 reverse stock split (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2018	June 30, 2017

Net revenue
Fund management - related party	$18,744,313	$23,926,065
Food products	4,968,158	4,791,996
Security alarm monitoring	3,303,584	3,136,733
Beauty products and other	1,694,534	156,327
Net revenue	28,710,589	32,011,121

Cost of revenue	5,914,719	4,850,231

Gross profit	22,795,870	27,160,890

Operating expense
General and administrative expense	4,828,241	5,627,235
Fund operations	4,933,437	5,431,408
Marketing and advertising	3,554,507	3,434,228
Depreciation and amortization	576,674	418,840
Salaries and compensation	6,096,232	5,519,079
Total operating expenses	19,989,091	20,430,790

Income from operations	2,806,779	6,730,100

Other (expense) income:
Other (expense) income	(316,337)	64,039
Interest and dividend income	111,929	3,177
Interest expense	(101,089)	(21,582)
Total other (expense) income, net	(305,497)	45,634

Income before income taxes	2,501,282	6,775,734

Provision of income taxes	766,596	1,589,403

Net income	$1,734,686	$5,186,331

Weighted average shares of common stock[1]
Basic	29,559,139	29,559,139
Diluted	38,298,159	38,298,159

Net income per common share
Basic	$0.06	$0.18
Diluted	$0.05	$0.14

 1 Share amounts adjusted for 1:30 reverse stock split (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	June 30, 2018	June 30, 2017

Net income	$1,734,686	$5,186,331

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(214,284)	113,444
Changes in short-term investment valuation	243,754	36,197
Comprehensive income	$1,764,156	$5,335,972

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2016	436,951	$2,011,934	29,559,139	$29,559	$7,174,635	$(30,303)	$690,044	$7,863,935

Change in investment valuation	-	-	-	-	-	36,197	-	36,197
Gain on currency translation for the year	-	-	-	-	-	113,444	-	113,444
Net income for the year	-	-	-	-	-	-	5,186,331	5,186,331
Balance at June 30, 2017	436,951	$2,011,934	29,559,139	$29,559	$7,174,635	$119,338	$5,876,375	$13,199,907
Reclassification of Series B Preferred stock par value (1)	-	437	-	-	-	-	-	437
Reclassification of Series B Preferred stock to additional paid-in capital (1)	-	(2,011,497)	-	-	2,011,497	-	-	2,011,497
Stockholders' equity following reverse stock split (1)	436,951	437	29,559,139	$29,559	$9,186,132	$119,338	$5,876,375	15,211,841
Change in investment valuation	-	-	-	-	-	243,754	-	243,754
(Loss) on currency translation for the year ended June 30, 2018	-	-	-	-	-	(214,284)	-	(214,284)
Net income for the year ended June 30, 2018	-	-	-	-	-	-	1,734,686	1,734,686
Balance at June 30, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$148,808	$7,611,061	$16,975,997

Note (1) Upon issuance of the preferred shares in the Wainwright acquisition, the Company no longer had sufficient authorized, unissued, common stock to allow for Series B conversion. Accordingly, the Series B was reclassified to the mezzanine section. On December 15, 2017 a 1:30 reverse stock split was completed and allowed for the Series B shares to be moved from the mezzanine section to stockholders' equity. All share amounts have been adjusted for the reverse stock split (Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,734,686	$5,186,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576,674	418,840
Deferred taxes	564,992	(314,294)
Bad debt expense	51,747	-
Loss (gain) on sale of investments	356,074	(2,399)
(Gain) on disposal of equipment	(8,364)	(4,341)

(Increase) decrease in current assets:
Accounts receivable	7,137	(24,890)
Accounts receivable - related party	304,112	361,834
Prepaid income taxes	(906,085)	(918,230)
Inventory	(162,388)	(2,109)
Other current assets	4,045	(101,725)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	406,126	449,756
Expense waivers payable - related party	73,557	140,163
Conversion of loan to other income	-	(8,500)
Net cash provided by operating activities	3,002,213	5,180,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	(2,277,172)	(214,035)
Purchase of equipment - net of disposals	(318,064)	(259,017)
Sale of investments	1,372,019	227,632
Purchase of investments	(1,109,596)	(3,766,111)
Net cash used in investing activities	(2,332,813)	(4,011,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of equipment loan	178,604	88,383
Repayment of equipment loan	(67,660)	-
Repayment of loans from related parties	-	(5,000)
Net cash provided by financing activities	110,944	83,383

Effect of exchange rate change on cash and cash equivalents	13,184	24,090

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	793,628	1,276,378

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	6,730,486	5,454,107

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$7,524,114	$6,730,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$5,000
Income taxes paid, U.S.	$965,272	$2,475,800
Purchase consideration payable (see Note 12)	$1,205,000	$-

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

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, was insignificant and was terminated after transitioning to the current business of distributing hair and skin care products.

See “Note 12. Business Combinations” for a description of the terms of our acquisitions for our operating businesses.

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

Wainwright was acquired during the prior fiscal year. Due to the commonality of ownership and control between the two companies, the transaction has been accounted for as a transaction between entities under common control (Refer to Note 12 of the Consolidated Financial Statements). The accompanying Financial Statements as of June 30, 2018 and June 30, 2017 include the assets, liabilities and the results of operations of Wainwright at carrying amounts as though the transaction and exchange of equity interests has occurred at the beginning of the comparative period, or July 1, 2016.

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

Accounts Receivable, Related Parties and Accounts Receivable, net

Accounts receivable -related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of June 30, 2018 and June 30, 2017, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns. Reserves are recorded primarily on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018 and June 30, 2017, the Company had $51,747 and nil, respectively, recorded in doubtful accounts.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is dependent upon its contractual relationship with the alarm monitoring company who purchases the monitoring contracts and provides monitoring services to Brigadier’s customers. Sales to the largest customer, which includes contracts and recurring monthly residuals, totaled 41% and 46% of the total Brigadier revenues for the years ended June 30, 2018 and June 30, 2017, respectively. The same customer accounted for approximately 35% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2018 as compared to 40% as of June 30, 2017. Another large account, which is not expected to be a recurring customer, contributed 13% of the total sales revenues for the year ended June 30, 2018 and approximately 7% of the accounts receivable as of June 30, 2018. There were no significant sales to this customer for the year ended June 30, 2017.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. For the year ended and balance sheet date of June 30, 2018, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 21% of Gourmet Foods sales revenues and 33% of Gourmet Foods accounts receivable as compared to 18% and 26% for the prior year ended June 30, 2017, respectively. The second largest in the grocery industry accounted for approximately 12% of Gourmet Foods sales revenues for the year ended June 30, 2018 as compared to 11% for the year ended June 30, 2017. This same group accounted for 16% of Gourmet Foods accounts receivable as of June 30, 2018 as compared to 11% as of June 30, 2017. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the year ended and balance sheet date of June 30, 2018, accounted for approximately 41% of Gourmet Foods’ gross sales revenues as compared to 43% for the year ended June 30, 2017. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Concierge, through Original Sprout, is not dependent upon any one customer or group of customers as no single customer or buying group accounts for over 10% of the gross revenues.There were 3 major distributor accounts, all current, representing 10%, 13%, and 20% for a total of 43% of all accounts receivable as of June 30, 2018. There is no comparison data for the prior year as the business operation was only begun as of December 18, 2017. Original Sprout is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated 12 month revenues and accounts receivable – related parties as of June 30, 2018 and June 30, 2017 as depicted below.

	Year ended June 30, 2018		Year ended June 30, 2017
	Revenue		Revenue
Fund
USO	$9,752,223	52%	$13,761,317	58%
USCI	4,253,921	23%	4,865,171	20%
UNG	2,753,723	15%	3,118,432	13%
All Others	1,984,446	10%	2,181,145	9%
Total	$18,744,313	100%	$23,926,065	100%

	June 30, 2018		June 30, 2017
	Accounts Receivable		Accounts Receivable
Fund
USO	$674,535	46%	$1,060,421	60%
USCI	431,288	30%	317,032	18%
UNG	182,399	12%	217,760	12%
All Others	169,937	12%	167,058	10%
Total	$1,458,159	100%	$1,762,271	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the years ended June 30, 2018 and 2017 impairment to inventory value was recorded as $0 and $2,090, respectively. An assessment is made at the end of each fiscal year to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. As of June 30, 2018 and June 30, 2017, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful life of the asset (see Note 5 to the Consolidated Financial Statements).

Category	Estimated Useful Life (in years)
Plant and equipment:	5	to	10
Furniture and office equipment:	3	to	5
Vehicles	3	to	5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the year ended June 30, 2018 or for the year ended June 30, 2017.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the year ended June 30, 2018 or for the year ended June 30, 2017

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the years ended June 30, 2018 or 2017.

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and related bakery confections in New Zealand, security alarm system installation and monitoring service in Canada, and wholesale distribution of hair and skin care products. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the delivery has occurred, no other significant obligations of the Company exist, and collectability is probable. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2018 and 2017 were $3.6 million and $3.4 million, respectively.

Other Comprehensive Income (Loss) and Foreign Currency Translation

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. Other comprehensive income, foreign currency translation (loss) gain was approximately ($214) thousand and $113 thousand for the years ended June 30, 2018 and 2017, respectively.

Short-term Investment Valuation

Other comprehensive income attributed to changes in the valuation of short-term investments held for sale by Wainwright was approximately $244 thousand and $36 thousand for the years ended June 30, 2018 and 2017, respectively.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (Refer to Note 16 of the Consolidated Financial Statements).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the years ended June 30, 2018 and 2017 a determination was made that no adjustments were necessary.

Recent Accounting Pronouncements adopted Subsequent to June 30, 2017

The Company has reviewed new accounting pronouncements issued between October 13, 2017, the filing date of our most recent prior Annual Report on Form 10-K, and the filing date of this Annual Report on Form 10-K and has determined that no pronouncements issued are relevant to the Company, other than as listed below, have, or will have, a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) —Revenue from Contracts with Customers and several amendments thereafter (“ASU 2014-09”), which provides guidance for revenue recognition that will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The core principle for ASU 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company does not anticipate that the adoption of the amendments will have a material impact on the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities  which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting, certain cost method investments, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of the ASU will impact the Company’s recording of unrealized gains and losses on its investments on the Statement of Operations, rather than on the Statement of Comprehensive income, beginning in the first quarter of the fiscal year ended June 30, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3.          BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have any options or warrants.

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,734,686	29,559,139	$0.06
Effect of dilutive securities	-	-	-
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$1,734,686	38,298,159	$0.05

	For the year ended June 30, 2017
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$5,186,331	29,559,139	$0.18
Effect of dilutive securities	-	-	-
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$5,186,331	38,298,159	$0.14

NOTE 4.          INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2018	2017
Raw materials	$195,674	$43,088
Supplies and packing materials	142,257	125,241
Finished goods	593,134	275,945
Total inventories	$931,065	$444,274

NOTE 5.          PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Plant and equipment	$1,487,568	$1,460,180
Furniture and office equipment	171,978	162,781
Vehicles	351,381	185,866
Total property and equipment, gross	2,010,927	1,808,827
Accumulated depreciation	(930,456)	(649,362)
Total property and equipment, net	$1,080,471	$1,159,465

For the years ended June 30, 2018 and 2017, depreciation expense for property, plant and equipment totaled $342,628 and $299,903, respectively.

NOTE 6.          INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2018	June 30, 2017
Customer relationships	$700,252	$500,252
Brand name	1,142,122	402,123
Domain name	36,913	36,913
Recipes	1,221,601	21,601
Non-compete agreement	274,982	84,982
Total	3,375,870	1,045,871
Less : accumulated amortization	(380,639)	(146,595)
Net intangibles	$2,995,231	$899,276

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

	June 30, 2018	June 30, 2017
Customer relationships	$700,252	500,252
Less: accumulated amortization	(124,895)	(59,684)
Total customer relationships, net	$575,357	440,568

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will forever be associated with the product offering unless and until such time in the future as the Company may elect to discontinue the use of the brand and move towards establishment of an alternative product offering. Therefore, the Company will test for impairment of the brand name "Original Sprout" at each reporting interval with no amortization recognized.

	June 30, 2018	June 30, 2017
Brand name	$1,142,122	$402,123
Less: accumulated amortization	(88,872)	(48,660)
Total brand name, net	$1,053,250	$353,463

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

	June 30, 2018	June 30, 2017
Domain name	$36,913	$36,913
Less: accumulated amortization	(18,958)	(11,576)
Total brand name, net	$17,955	$25,337

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

	June 30, 2018	June 30, 2017
Recipes and formulas	$1,221,601	$21,601
Less: accumulated amortization	(92,303)	(8,257)
Total recipes and formulas, net	$1,129,298	$13,344

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

	June 30, 2018	June 30, 2017
Non-compete agreement	$274,982	$84,982
Less: accumulated amortization	(55,612)	(18,418)
Total non-compete agreement, net	$219,370	$66,564

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the years ended June 30, 2018 and June 30, 2017 was $234,046 and $118,937, respectively.

Estimated amortization expenses of intangible assets for the next five twelve-month periods ending June 30, are as follows:

Years Ending June 30,	Expense
2019	$335,508
2020	335,508
2021	325,678
2022	306,809
2023	286,507
Thereafter	1,405,221
Total	$2,995,231

NOTE 7.          OTHER ASSETS

Other Current Assets

Other current assets totaling $374,617 as of June 30, 2018 and $369,599 as of June 30, 2017 are comprised of various components as listed below.

	As of June 30, 2018	As of June 30, 2017

Deposits	$-	$183,634
Prepaid expenses	358,869	28,667
Other current assets	15,748	7,298
Notes receivable	-	150,000
Total	$374,617	$369,599

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are included in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2018 and June 30, 2017, investments were approximately $3.2 million and $3.6 million, respectively. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of June 30, 2018 and June 30, 2017, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of June 30, 2018 and June 30, 2017:

	As of June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$180,138	$-	$-	$180,138
USCI mutual fund investment	2,500,000	280,480	-	2,780,480
Hedged asset	523,100	-	(280,761)	242,339
Other equities	1,577	-	(529)	1,048
Total short-term investments	$3,204,815	$280,480	$(281,290)	3,204,005

	As of June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$86,204	$-	$-	$86,204
USCI mutual fund investment	2,500,000	-	(49,080)	2,450,920
MENU ETF investment	768,427	41,473	-	809,900
Hedged asset	187,000	43,746	-	230,746
Other equities	1,577	-	(598)	979
Total short-term investments	$3,543,208	$85,219	$(49,678)	3,578,749

The following tables summarize the valuation of the Company’s securities at June 30, 2018 and June 30, 2017 using the fair value hierarchy:

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$180,138	$180,138	$-	$-
Mutual fund investment	2,780,480	2,780,480	-	-
Hedge asset	242,339	-	242,339	-
Other equities	1,048	1,048	-	-
Total	$3,204,005	$2,961,666	$242,339	$-

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$86,204	$86,204	$-	$-
Mutual fund investment	2,450,920	2,450,920	-	-
ETF investment	809,900	809,900	-	-
Hedge asset	230,746	-	230,746	-
Other equities	979	979	-	-
Total	$3,578,749	$3,348,003	$230,746	$-

During the years ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Restricted Cash

At June 30, 2018, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$13,536) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $532,165 and $509,538 at June 30, 2018 and June 30, 2017, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)	$500,000 as of June 30, 2018 and June 30, 2017 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $32,165 as of June 30, 2018 and $9,538 at June 30, 2017 representing deposits and prepayments of rent.

NOTE 8.          GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for June 30, 2018 and 2017 were $915,790 and $498,973, respectively. The change is attributed to the purchase of assets by Original Sprout as further detailed in Note 12 to the Financial Statements.

Goodwill is comprised of the following amounts:

	As of June 30, 2018	As of June 30, 2017

Goodwill – Original Sprout	416,817	-
Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$915,790	$498,973

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2018 or June 30, 2017.

NOTE 9.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2018	June 30, 2017
Accounts payable	$1,935,645	$1,781,772
Accrued interest	56,689	32,410
Taxes payable	3,938	123
Deferred rent	3,681	13,402
Accrued payroll and vacation pay	299,630	349,507
Accrued expenses	949,804	665,641
Total	$3,249,387	$2,842,855

NOTE 10.         RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2018	June 30, 2017
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the years ended June 30, 2018 and 2017 was $24,280 and $18,999, respectively.

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

In connection with the acquisition of Wainwright on December 9, 2016 the Promissory Notes were subsequently amended to remove the conversion feature. The maturity date and interest rate remain the same and the liability is now reflected on the condensed consolidated balance sheet as a component of Notes payable-related parties.

Interest expense for all related party convertible debentures for the years ended June 30, 2018 and 2017 was accrued in interest expense for Notes payable-related parties.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $18.7 million and $23.9 million for the years ended June 30, 2018 and 2017, respectively, were earned from these related parties. Accounts receivable, totaling $1.5 million and $1.8 million as of June 30, 2018 and June 30, 2017, respectively, were owed from these related parties. Fund expense waivers, totaling $0.7 million and $0.8 million and fund expense limitation amounts, totaling $0.5 million and $0.4 million, for the years ended June 30, 2018 and 2017, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.7 million and $0.6 million as of June 30, 2018 and June 30, 2017, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Consolidated Financial Statements.

NOTE 11.         EQUIPMENT LOANS

As of June 30, 2018, Brigadier had, in the aggregate, an outstanding principal balance of CD$257,826 (approx. US$196,196) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of June 30, 2018 and June 30, 2017 reflect the amount of the principal balance which is due within twelve months as a current liability of US$46,705 and $17,388, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$149,491 and $72,605 for the years ended June 30, 2018 and 2017 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the year ended June 30, 2018 was US$12,662 and $1,656 for the year ended June 30, 2017.

NOTE 12.         BUSINESS COMBINATION

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

*See Note 6 for further detail of intangible assets acquired.

**This amount represents a discount on installment payments and was charged to interest expense.

On the closing date of the transaction, December 18, 2017, Kahnalytics paid $982,172 in cash towards the purchase price and deposited an additional $1,250,000 in an attorney-held client trust account to be released to the sellers, subject to any downward purchase price adjustment, on June 18, 2018. As of June 30, 2018 the sellers had not yet executed the proper documents to release the payment and the funds remained in the attorney client trust account as of June 30, 2018. The balance of the purchase price, $1,250,000, subject to downward adjustment for prior payments which, as of June 30, 2018, resulted in a balance of $1,205,000 due by January 5, 2019 and is secured by a promissory note from Kahnalytics and a corporate guarantee from Concierge Technologies.

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the years ended June 30, 2018 and 2017 assumes the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2016, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for information purposes only and may not necessarily reflect the actual results of operations had the assets of Original Sprout LLC been operated as part of the Company since July 1, 2016. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

The following table presents consolidated unaudited results of operations for the years ended June 30, 2018 and 2017, assuming the acquisition of the Original Sprout LLC assets had occurred on July 1, 2016.

	Year Ended	Year Ended
	June 30, 2018	June 30, 2017
	Pro Forma(1)	Pro Forma(1)
Net Revenues	$30,782,940	$35,702,686
Net Income	$2,044,203	$5,352,2211
Basic Earnings per Share	$0.07	$0.18
Diluted Earnings per Share	$0.05	$0.14

(1)	Includes the operation of the assets acquired from Original Sprout LLC on a consolidated basis and the estimated transaction costs, amortization of intangible assets, and estimated income tax.

Wainwright Holdings, Inc.

On December 9, 2016, the Company closed a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company and Wainwright and each of the shareholders of Wainwright common stock (the “Wainwright Sellers”), pursuant to which the Wainwright Sellers agreed to sell, and the Company agreed to purchase 1,741 shares of Wainwright common stock, par value $0.01 per share, (the “Wainwright Common Stock”), which represents all of the issued and outstanding Wainwright Common Stock, in exchange for: (i) 27,293,330 shares (as adjusted approximately for the 1 for 30 reverse stock split effective on December 15, 2017 (the "2017 Reverse Stock Split")) of Company Common Stock, and (ii) 311,804 (as adjusted approximately for the 2017 Reverse Stock Split) shares of Company Preferred Stock (which preferred shares are convertible into approximately 6,236,079 shares of Company Common Stock). Wainwright and the Company have a commonality of ownership and control as represented by the shareholdings, either directly or beneficially, of Nicholas Gerber and Scott Schoenberger as a group pursuant to the aforementioned Purchase Agreement and a voting agreement which gives them control of over 50% of Wainwright and over 50% of Concierge both before and after the business combination. Accordingly, the acquisition has been recorded as a transaction between entities under common control in the accompanying financial statements. Further, the accompanying financial statements have been adjusted to include the carrying value of assets, liabilities, equity and operations of Wainwright as if the transaction had concluded on July 1, 2015. The Wainwright assets, liabilities and shareholders' equity were recorded at their historical values with no step-up or adjustment to fair market value.

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

Convertible Preferred Stock

All of the issued Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote.

Prior to the Reverse Stock Split, the Company did not have sufficient authorized, unissued, shares of common stock available to convert all shares of Series B Voting, Convertible Preferred Stock. Accordingly, the Series B Voting, Convertible Preferred Stock was reclassified to the mezzanine section as a contingent liability on the Company’s prior Consolidated Balance Sheets with other equity accounts being adjusted to reflect the historical cost basis of Wainwright. As a result of the Reverse Stock Split, sufficient shares were made available to allow for conversion of the Series B Voting, Convertible, Preferred Stock such that the shares have been reclassified to the equity section of the Consolidated Balance Sheet as of June 30, 2018.

Accumulated Other Comprehensive Income

The following table presents activity for the years ending June 30, 2018 and June 30, 2017:

Balance as of June 30, 2016	$(30,303)
Change in short-term investment valuation before reclassification to earnings	36,197
Foreign currency translation gain	113,444
Balance as of June 30, 2017	119,338
Change in short-term investment valuation before reclassification to earnings	329,629
Foreign currency translation (loss)	(214,284)
Change in short-term investment valuation due to reclassification to earnings	(85,875)
Balance as of June 30, 2018	$148,808

NOTE 14.         INCOME TAXES

The following table summarizes income before income taxes:

	Years Ended June 30,
	2018	2017
U.S.	$2,276,390	$6,227,200
Foreign	224,892	548,534
Income before income taxes	$2,501,282	$6,775,734

Income Tax Provision

Provision for income tax as listed on the Consolidated Statements of Operations for the years ended June 30, 2018 and 2017 are $766,596 and $1,589,403, respectively.

Provision for taxes consisted of the following:

	Years Ended June 30,
	2018	2017
U.S. operations	$658,293	$1,419,051
Foreign operations	108,303	170,352
Total	$766,596	$1,589,403

Provisions for income tax consisted of the following as of the years ended:

For the year ended:	June 30, 2018	June 30, 2017

Current:
Federal	$572,227	$1,573,044
States	(510,765)	138,728
Foreign	140,142	191,948
Total current	201,604	1,903,720
Deferred:
Federal	502,364	(173,657)
States	94,467	(119,064)
Foreign	(31,839)	(21,596)
Total deferred	564,992	(314,317)
Total	$766,596	$1,589,403

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2018 and 2017 are presented below:

For the year ended:	June 30, 2018	June 30, 2017

Deferred tax assets:
Property and equipment and intangible assets - U.S.	$745,420	$1,291,927
Net operating loss	3,646	111,698
Capital loss carryover	10,337	-
Accruals, reserves and other - foreign	13,494	31,840
Accruals, reserves and other - U.S.	104,607	73,884
Gross deferred tax assets	877,504	1,509,349
Less valuation allowance	(12,384)	(29,077)
Total deferred tax assets	$865,120	$1,480,272

Deferred tax liabilities:
Intangible assets - foreign	$(208,419)	$(258,601)
Total deferred tax liabilities	$(208,419)	$(258,601)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.  At present, the Company does believe that it is more likely than not that the  deferred tax assets will be realized, however, a partial valuation allowance was established for capital loss carryforwards.  The valuation allowance decreased by $16,693 during the year ended June 30, 2018 and decreased by $1,203,456 during the year ended June 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning July 1, 2018.

The TCJA was effective for fiscal year 2018. As of June 30, 2018, we have not completed our accounting for the estimated tax effects of the TCJA. During fiscal year 2018, we recorded a provisional net charge of $506,017 related to the TCJA based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date. The impacts of our estimates are described further below.

During fiscal year 2018, we recorded an estimated net charge of $1,112 related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income.

We have not yet completed our accounting for the transition tax as our analysis of deferred foreign income is not complete. To calculate the transition tax, we estimated our deferred foreign income for fiscal year 2018 because these tax returns are not complete or due. Fiscal year 2018 taxable income will be known once the respective tax returns are completed and filed.

In addition, we recorded an estimated $504,905 expense in fiscal year 2018 from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities.  We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods.

The TCJA subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of GAAP.

Income tax expense (benefit) for the years ended June 30, 2018 and December 31, 2017 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

For the year ended:	June 30, 2018	June 30, 2017

Federal tax expense (benefit) at statutory rate	$687,853	$2,321,442
State income taxes	(437,242)	(27,503)
Permanent differences	(46,251)	399,639
Deferred tax impact of the Tax Act	504,905	-
U.S. toll charge (net of FTC)	1,112	-
Change in valuation allowance	9,761	(1,128,464)
Foreign rate differential	46,458	24,289
Total tax expense	$766,596	$1,589,403

For the year ended:	June 30, 2018		June 30, 2017
	%		%
Federal tax expense (benefit) at statutory rate	27.50%		34.00%
State income taxes	(17.48%	)	(0.40%	)
Permanent differences	(1.85%	)	5.85%
Deferred tax impact of the Tax Act	20.19%		-
Foreign rate differential	1.86%		0.36%
U.S. toll charge (net of FTC)	0.04%		-
Change in valuation allowance	0.39%		(16.53%	)
Total tax expense	30.65%		23.28%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which includes interest and penalties, for the years ended June 30, 2018 and 2017 are as follows:

Balance at June 30, 2017	$206,046
Additions based on tax positions taken during a prior period	-
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	58,497
Reductions based on tax positions taken during the current period	-
Reductions related to settlement of tax matters	-
Reductions related to a lapse of applicable statute of limitations	-
Balance at June 30, 2018	$264,543

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2014 through 2017 as of year ended June 30, 2018. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.  There were no ongoing examinations by taxing authorities as of June 30, 2018.

The Company had $251,946 of unrecognized tax benefits as of June 30, 2018 and $206,046 as of June 30, 2017 that if recognized would affect the effective tax rate.  The Company does not anticipate a significant change to its unrecognized tax benefits in the year ending June 30, 2018.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2018, and June 30, 2017, the Company accrued and recognized as a liability $12,597 and $0, respectively, of interest and penalties related to uncertain tax positions.

NOTE 15.         COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between August 2018 and August 2021, and require monthly rental payments of approximately US$11,216 translated to U.S. currency as of June 30, 2018.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan. The minimum lease obligations require monthly payments of approximately US$5,551 translated to U.S. currency as of June 30, 2018.

Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $7,805 with increases annually.

Wainwright leases office space in Oakland, California under an operating lease, which expires in October 2018 and will commence with a new operating lease in October 2018 for office space in Walnut Creek, California which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For the years ended June 30, 2018 and 2017, the combined lease payments of the Company and its subsidiaries totaled $254,150 and $199,227, respectively.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2019	$407,212
2020	355,331
2021	320,137
2022	178,716
2023	167,409
2024	84,336
Total minimum lease commitment	$1,513,141

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$74,448) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,536) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

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

USCF manages seven funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. As of June 30, 2018 and June 30, 2017 the expense waiver payable was $662,650 and $589,093, respectively. However, USCF has no obligation to continue such payments into subsequent periods.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes an annual safe harbor matching contribution. Annual profit sharing contributions paid totaled approximately $95 thousand and $84 thousand for each of the years ended June 30, 2018 and 2017, respectively.

NOTE 16.         SEGMENT REPORTING

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

The following table presents a summary of identifiable assets as of June 30, 2018 and June 30, 2017:

	As of June 30, 2018	As of June 30, 2017

Identifiable assets:
Corporate headquarters	$2,123,048	$3,302,979
U.S.A. : fund management	13,563,773	12,721,559
U.S.A. : beauty products	3,739,979	89,459
New Zealand: food industry	1,959,486	2,203,725
Canada: security alarm	1,714,863	1,278,161
Consolidated	$23,101,149	$19,595,883

The following table presents a summary of operating information for the years ended June 30, 2018 and June 30, 2017:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Revenues from unaffiliated customers:
U.S.A. : beauty products	$1,694,534	$156,327
U.S.A. : investment fund management	18,744,313	23,926,065
New Zealand : food industry	4,968,158	4,791,996
Canada : security alarm	3,303,584	3,136,733
Consolidated	$28,710,589	$32,011,121

Net income (loss) after taxes:
Corporate headquarters	$(744,992)	$(669,040)
U.S.A. : beauty products	42,702	(25,500)
U.S.A. : investment fund management	1,950,711	5,524,285
New Zealand : food industry	99,398	13,983
Canada : security alarm	386,867	342,603
Consolidated	$1,734,686	$5,186,331

The following table presents a summary of net capital expenditures for the year ended June 30:

	2018	2017
Capital expenditures:
U.S.A. : corporate headquarters	$495	$-
U.S.A. : beauty products	2,707	2,690
U.S.A.: investment fund management	-	-
New Zealand: food industry	165,414	155,620
Canada: security alarm	149,449	100,707
Consolidated	$318,064	$259,017

The following table represents property, plant and equipment in use at each of the Company's locations as of June 30:

	2018	2017
Asset Location:
U.S.A. : corporate headquarters	$14,305	$13,180
U.S.A. : beauty products	5,244	2,690
U.S.A.: investment fund management	-	-
New Zealand: food industry	1,627,545	1,583,631
Canada: security alarm	363,833	208,696
Total All Locations	2,010,927	1,808,827
Less accumulated depreciation	(930,456)	(649,362)
Net property, plant and equipment	$1,080,471	$1,159,465

NOTE 17.     SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust, of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice regarding the liquidation sent to its shareholders. The liquidation date for these funds was September 12, 2018 and the proceeds of the liquidation were sent to shareholders on or about September 13, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant for the prior year ended June 30, 2016 was dismissed by us during the fiscal year ended June 30, 2017. There were no disagreements or disputes with our former independent accountants. See our current report on Form 8-K filed on April 6, 2017 and incorporated by reference herein.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2018.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2018, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2018, and a description of the business experience of each.

Person	Age	Offices	Office Held Since	Term of Office
Scott Schoenberger	52	Director	2015	2018
Nicholas Gerber	56	Chief Executive Officer / Chairman and Director	2015	2018
David W. Neibert	63	Chief Operations Officer and Secretary	2002	2018
Matt Gonzalez	53	Director	2013	2018
Stuart Crumbaugh	55	Chief Financial Officer	2017	2018
Kathryn D. Rooney	46	Director / Chief Communications Officer	2017	2018
Derek Mullins	46	Director	2017	2018
Tabatha Coffey	51	Director	2017	2018
Joya Delgado Harris	45	Director	2017	2018
Erin Grogan	44	Director	2017	2018

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

From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. As of January 2017, he also is a principal, associated person pending, swap associated person pending, and branch manager pending of USCF Advisers LLC. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration. Mr. Gerber is 56 years old.

Scott Schoenberger: Mr. Schoenberger is the owner & CEO of KAS Engineering, a second generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and CEO of Nica Products, another manufacturing company based in Orange County, CA. Scott has over 30 years of experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a BS in Environmental Studies from the University of California Santa Barbara and is 52 years old.

David W. Neibert:  Mr. Neibert has been a Director of Concierge Technologies, Inc. (“Concierge”) since June 2002. Mr. Neibert previously served as Chief Executive Officer of Concierge from April 2007 through January 2015, then Chief Financial Officer from February 2015 through October 2017, and from November 2017 to present, Mr. Neibert has served as the Chief Operating Officer. Concurrently with his service and tenure at Concierge, Mr. Neibert has continuously served as President of Kahnalytics, Inc. since May 2015 nka Original Sprout; Director and Chief Financial Officer of Gourmet Foods Ltd. since August 2015 and Director for Brigadier Security Systems since June 2016. As Concierge’s Chief Operations Officer, Mr. Neibert is responsible for long range planning, growth and ensuring profitable operations of Concierge’s subsidiaries including, but not limited to, the selection and retention of their respective management teams, accounting practices and processes in accordance with U.S. GAAP. Mr. Neibert is also responsible for the primary due diligence efforts, contract negotiations, and on-boarding of new subsidiary acquisitions for Concierge. Prior to joining Concierge, Mr. Neibert served as President of Roamer One and as a Director and Executive Vice President of Business Development of their publicly traded parent company Intek Global Corporation, a global distributor of radio products. Mr. Neibert attended the University of California Los Angeles from 1973-1978 with a focus on business management and developmental psychology. Mr. Neibert is 63 years old.

Matt Gonzalez: Matt Gonzalez is an attorney with experience handling both civil and criminal matters in both the state and federal courts. He has a BA from Columbia University (1987) and JD from Stanford Law School (1990). Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender's Office where he oversees an office of over 100 trial lawyers. He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005, and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner in Gonzalez & Kim, a California partnership with multiple business holdings in the transportation sector. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco.  He joined Concierge as an investor in 2010 and became a director during 2013. Mr. Gonzalez is 53 years old.

Tabatha Coffey: Ms. Coffey is an entrepreneur whose business is to help small business owners restructure and scale their businesses. Ms. Coffey’s work is featured on a television show broadcast on the Bravo network titled “Relative Success ” Ms. Coffey regularly advises television shows and publications, including the TV Guide Channel as their red carpet award show correspondent for the Academy and Grammy Awards. She is also regularly featured as an editorial stylist and contributing writer for People Style Watch, Elle.com, PopSugar and is a regular guest on the Sirius radio network’s Larry Flick radio show, The Talk and Good Morning America. Ms. Coffey has over 30 years of experience managing, consulting and developing businesses in Australia, Great Britain and the United States. Ms. Coffey is 51 years old.

Erin Grogan:  Ms. Grogan is an independent consultant for Alpine Investors. Formerly, Ms. Grogan served as the Vice President of Finance and Operations at YouCaring, a crowd funding platform for medical fundraisers and other charitable causes, until it was acquired by GoFundMe. Prior to joining YouCaring, Ms. Grogan was the Director of Finance and Planning as well as an adjunct faculty member at the University of San Francisco, School of Management, from 2012 until 2016. Ms. Grogan has over 20 years of experience in management and finance, including positions at ON24, Inc., Mooreland Partners, Cadbury Schweppes, Asbury Automotive Group, Banc of America Securities, PricewaterhouseCoopers, and American International Group. Ms. Grogan earned a BA from Columbia University and an MBA in finance from the New York University Leonard N. Stern School of Business. Ms. Grogan is 44 years old.

Derek Mullins: Mr. Mullins currently serves as Co-Founder and Managing Partner of PINE Advisor Solutions.  Previously he was the Director of Operations at ArrowMark Colorado Holdings LLC and the Chief Financial Officer and Treasurer of Meridian Fund, Inc. and Destra Investment Trust. Mr. Mullins also served as Director of Operations at Black Creek Capital and Dividend Capital from 2004 to 2009 and as Manager of Fund Administration at ALPS Fund Services from 1996 to 2004. Mr. Mullins brings over 20 years of operations, accounting, finance and compliance experience to the Board. Mr. Mullins earned a BS in Finance from the University of Colorado, Boulder and a Master’s degree in Finance from the University of Colorado, Denver. Mr. Mullins is 44 years old.

Kathryn D. Rooney: Ms. Rooney serves as the Company’s Chief Communications Officer, is Chief Marketing Officer of USCF and brings over 20 years of experience in marketing and investor relations. Ms. Rooney is responsible for marketing, brand management and overall product distribution for USCF. Prior to joining USCF, Ms. Rooney was Director of Business Development for the Ameristock Mutual Fund. She also served as National Sales Director for ALPS Mutual Fund Services and as a Trust Officer for Fifth Third Bank. Ms. Rooney received her Bachelor of Arts degree in Economics and Psychology with a minor in Art History from Wellesley College. Ms. Rooney is a registered representative of ALPS Distributors, Inc.  Ms. Rooney is 46 years old.

Joya Delgado Harris: Ms. Harris has been the Director of Research Integration for the American Cancer Society since 2012. In this role she provides oversight and management of the integration of Extramural Grants Department research and training program outcomes into enterprise-wide organization and mission objectives. Before joining the American Cancer Society, Ms. Harris worked for Y-ME National Breast Cancer Organization. From 2008 to 2011, Ms. Harris has over a decade of experience in non-profit management, previously serving as the Executive Director for the Association of Village PRIDE and as the Director of Product Development for the Metropolitan Atlanta Chapter of the American Red Cross. Her experience and demonstrated accomplishments in key leadership functions including program development, implementation, and evaluation; curriculum design; grant-writing and resource development; meeting planning; board cultivation and management; and developing business partnerships. Ms. Harris has also served as a Consumer Peer Reviewer for the Congressionally Directed Medical Research Programs (CDMRP), administered by the Department of Defense, sitting alongside scientists to review and evaluate innovative breast cancer research grant proposals. Ms. Harris earned a BA from Wellesley College, and received a Masters of Public Health degree with concentration in public health policy and management from the Rollins School of Public Health of Emory University. She serves as the immediate Past President of the Atlanta Wellesley Club. Ms. Delgado Harris is 45 years old.

Stuart Crumbaugh: 55, has served as the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. and its subsidiaries (“Wainwright”) since December 2017, and also the Chief Financial Officer, Secretary and Treasurer of USCF, a subsidiary of Wainwright, since May 2015. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers LLC. He also serves as a Management Trustee of USCF ETF Trust from May 2015 to present and as Management Trustee of the USCF Mutual Funds Trust from October 2016 to present. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

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

●

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●

Other than Nicholas Gerber, through his involvement as a director of United Sates Commodity Funds LLC which is the commodity pool operator and general partner or sponsor of 15 commodity based exchange traded products that are registered under Section 12 of the Exchange Act, and as a director of USCF ETF Trust, a registered investment company under the Investment Company Act of 1940, which currently has one exchange traded fund and is advised by USCF Advisers LLC, a registered investment adviser, acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-K Annual Report for the year ended June 30, 2018 (exhibit 14.1 filed herewith). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 1202 Puerta Del Sol, San Clemente, California 92673.

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our executive officers for the fiscal years ended June 30, 2018 and 2017. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Neibert (1)	2017	125,000	Nil	Nil	Nil	Nil	Nil	Nil	125,000
Chief Operations Officer	2018	169,500	Nil	Nil	Nil	Nil	Nil	53,834	223,334
Nicholas Gerber(2)	2017	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Chief Executive Officer	2018	406,250	Nil	Nil	Nil	Nil	Nil	Nil	406,250
John P. Love (3)	2017	400,000	67,000	Nil	Nil	Nil	Nil	Nil	467,000
Chief Executive Officer - USCF	2018	406,250	67,000	Nil	Nil	Nil	Nil	Nil	473,250
Stuart Crumbaugh (4)	2017	248,000	70,000	Nil	Nil	Nil	Nil	Nil	318,000
Chief Financial Officer	2018	272,500	46,000	Nil	Nil	Nil	Nil	Nil	318,500

(1) The Wallen Group, a California general partnership controlled by David Neibert, was paid $53,834 during the current fiscal year and $125,000 during the year ended June 30, 2017 for consulting and administrative services included as a component of his indicated compensation.

(2) USCF pays Nicholas Gerber a salary of $400,000 per year which increased to $450,000 per year effective May 2018.

(3) USCF pays John P. Love a salary of $400,000 per year which increased to $450,000 per year effective May 2018.

(4) USCF pays Stuart Crumbaugh a salary of $250,000 per year which increased to $275,000 per year effective April 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year.

Compensation of Directors

Our directors received the following compensation in FY 2018 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Nicholas Gerber	0	0	0	0	0	0	0
Scott Schoenberger	0	0	0	0	0	0	0
Matt Gonzalez	5,000	0	0	0	0	0	5,000
Erin Grogan	5,000	0	0	0	0	0	5,000
Kathryn D. Rooney	0	0	0	0	0	0	0
Derek Mullins	5,000	0	0	0	0	0	5,000
Tabatha Coffey	5,000	0	0	0	0	0	5,000
Joya Delgado Harris	5,000	0	0	0	0	0	5,000

Only our independent directors received compensation for their services as directors during the year ended June 30, 2018. Independent directors receive an annual retainer, paid quarterly, plus reimbursement for approved Board meeting travel and related out-of-pocket expenses. There were no directors compensated for the year ended June 30, 2017.

Stock Options.

During the last two fiscal years, our officers and directors have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 24, 2018, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of the Company’s common stock by (1) each director of the Company, (2) the named Executive Officers of the Company, (3) each person or group of persons known by the Company to be the beneficial owner of greater than 5% of the Company’s outstanding common stock, and (4) all directors and officers of the Company as a group:

Name and Address of Beneficial Owner	Amount Owned		Percent of Class (5)
Gonzalez & Kim 1202 Puerta Del Sol San Clemente CA 92673	233,400	(1)	.61%
Nicholas Gerber 1202 Puerta Del Sol San Clemente CA 92673	18,130,015	(2)	47.34%
David W. Neibert 1202 Puerta Del Sol San Clemente CA 92673	35,878	(3)	0.08%
Scott Schoenberger 1202 Puerta Del Sol San Clemente CA 92673	4,697,993	(4)	12.27%
Kathryn Rooney 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Derek Mullins 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Erin Grogan 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Tabatha Coffey 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Joya Harris 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Stuart Crumbaugh 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Officers and Directors as a Group	23,097,286	(5)	60.29%
Eliot and Sheila Gerber	3,543,603		9.25%
Gerber Family Trust	5,623,543		14.68%

(1)

Mr. Gonzalez is a member of the Board of the Company. Mr. Gonzalez and Mr. Hansu Kim are 50% partners and share voting and dispositive power in Gonzalez & Kim, a California general partnership, which holds 11,670 shares of Series B Preferred Stock (which after giving effect to their conversion would total 233,400 shares of Common Stock) constituting 0.61% of the outstanding shares of Common Stock which percentage is based on 38,298,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(2)

Mr. Gerber is the President and Chief Executive Officer of the Company and Chairman of the Board. Mr. Gerber’s shares are held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”) and Mr. and Mrs. Gerber serve as trustees of the Gerber Trust, which owns a total 18,130,015 shares, consisting of 10,451,635 shares of Common Stock and 383,919 shares of Series B Preferred Stock (which, after giving effect to their conversion, would be 18,130,015 shares of Common Stock) representing 47.34% of the outstanding shares of Common Stock (giving effect to the conversion of the Series B Preferred Stock held by the Gerber Trust) which percentage is based on 38,298,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(3)

Mr. Neibert is the Chief Operations Officer of the Company and a member of the Board. Mr. Neibert owns an aggregate 35,878 shares. Mr. Neibert’s total beneficial ownership constitutes 0.09% of the outstanding shares of Common Stock which percentage is based on 38,298,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(4)

Mr. Schoenberger is a member of the Board of the Company. Mr. Schoenberger’s shares are held by the Schoenberger Family Trust (the “Schoenberger Trust”) and Mr. Schoenberger serves as sole trustee of the Schoenberger Trust, and total 4,697,993 shares, consisting of 3,976,833 shares of Common Stock and 36,058 shares of Series B Preferred Stock (which, after giving effect to their conversion, would be 4,697,993 shares of Common Stock) representing 12.27% of the outstanding shares of Common Stock (giving effect to the conversion of the Series B Preferred Stock held by the Schoenberger Trust) which percentage is based on 38,298,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(5)

The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act which percentages are calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1). The percentage of common stock outstanding is as of September 24, 2018, and based upon 29,559,139 shares of common outstanding and 436,951 shares of Series B Preferred Stock, giving effect to the conversion of all Series B Preferred Stock at a ratio of 20:1, for a total issued and outstanding amount of 38,298,159 shares.

Upon acquiring their shares of Voting Stock, Messrs. Gerber and Schoenberger have voted all shares of Voting Stock concurringly on matters submitted to the Company’s stockholders. Pursuant to a voting agreement, (the “Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of Voting Stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger will represent 22,828,008, or 59.61% of the Voting Stock when voting on director nominees.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in Section 803 of the NYSE American Company Guide. The OTCQB on which our shares of common stock are quoted does not have any director independence requirements. The NYSE American definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Related Party Transactions

During our last fiscal year, we did not enter into any transactions with related persons, promoters or certain control persons as covered by Item 404 of Regulation S-K. However, in connection with that certain Securities Purchase Agreement with Nicholas Gerber and Scott Schoenberger, certain now current executive officers and directors may have formed a “group” under Section 13(d)(3) of the Act which may result in related party transactions in the future. These affiliations are disclosed herein.

On January 26, 2015, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with two accredited investors, Nicholas Gerber and Scott Schoenberger, (the “Purchasers”) pursuant to which we agreed to sell and the Purchasers agreed to purchase approximately 13,333,333 shares of common stock and approximately 108,172 shares of Series B preferred stock of the Company (adjusted for the effect of the 1:10 reverse stock split in December 2015 and the 1:30 reverse stock split in December 2017) in exchange for $3,000,000 USD. Pursuant to the terms of the Securities Purchase Agreement, Purchasers acquired a controlling interest in the Company pursuant to the issuance of the above shares which constituted approximately 70.0% of the voting control of the Company. Following the closing of the Securities Purchase Agreement, Mr. Gerber and Schoenberger became officers and directors of the Company.

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

In connection with the acquisition of Wainwright on December 9, 2016 the Promissory Notes were subsequently amended to remove the conversion feature. Additionally, as a result of the transaction completed on December 9, 2016, current shareholders of Wainwright became shareholders of the Company. Prior to the transaction, Mr. Gerber, along with certain family members and certain other Wainwright shareholders, owned the majority of the common stock in the Company as well as Wainwright. Following the closing of this transaction, he and those shareholders continue to own the majority of the Company voting shares. Mr. Gerber and Mr. Schoenberger (and the through the control of their respective trusts which hold stock in the Company) entered into a Voting Agreement reflective of a similar Voting Agreement in place for Wainwright wherein they have agreed to vote in concert with regard to all matters that come before the shareholders or the board of directors for a vote. This Voting Agreement establishes them as a control group.

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

          Fiscal Year ended June 30, 2018          $333,191

          Fiscal Year ended June 30, 2017          $75,960

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

          Fiscal Year ended June 30, 2018          $29,975

          Fiscal Year ended June 30, 2017          $97,781

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

          Fiscal Year ended June 30, 2018          $75,353

          Fiscal Year ended June 30, 2017          $38,213

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

          Fiscal Year ended June 30, 2018          $nil

          Fiscal Year ended June 30, 2017          $16,205

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee, and in our case the board of directors, require that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K: [need update]

Exhibit Number	Description of Document

2.1	Agreement for Sale and Purchase of a Business, dated May 29, 2015, by and between Gourmet Foods Ltd. and Concierge Technologies, Inc.[2]
2.2	Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd.[4]
2.3

Stock Purchase Agreement, dated September 19, 2016 By and Among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto[5]

3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[6]
3.3	Amended Bylaws of Concierge Technologies, Inc. which became the Bylaws of Concierge Technologies, Inc. on March 22, 2017.[6]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[1]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[1]
10.3	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016.[3]
10.4	Amended and Restated Asset Purchase Agreement by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[7]
14.1(1)	Code of Business Conduct and Ethics
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[8]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

# Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed herewith.

1Previously filed with Current Report on Form 8-K on January 29, 2015 and incorporated by reference herein.

2Previously filed with Current Report on Form 8-K on June 2, 2015 and incorporated by reference herein.

3Previously filed with Current Report on Form 8-K on February 2, 2016 and incorporated by reference herein.

4Previously filed with Current Report on Form 8-K on June 8, 2016 and incorporated by reference herein.

5Previously filed with Current Report on Form 8-K on September 20, 2016 and incorporated by reference herein.

6Previously filed with Definitive Proxy Materials on Schedule 14A on February 28, 2017 and incorporated by reference herein.

7Previously filed with Current Report on Form 8-K on November 21, 2017 and incorporated by reference herein.

8Previously filed with Current Report on Form 8-K on April 6, 2017 and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: September 28, 2018	/s/ Nicholas Gerber
Nicholas Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2018	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 28, 2018	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 28, 2018	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 28, 2018	/s/ Derek Mullins
Derek Mullins, Director

Date: September 28, 2018	/s/ Kathryn D. Rooney
Kathryn D. Rooney, Director

Date: September 28, 2018	/s/ Erin Grogan
Erin Grogan, Director

Date: September 28, 2018	/s/ Tabatha Coffey
Tabatha Coffey, Director

Date: September 28, 2018	/s/ Joya Delgado Harris
Joya Delgado Harris, Director