Form 10-Q
period 2018-09-30
CONCIERGE TECHNOLOGIES INC
filed 2018-11-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1202 Puerta Del Sol

San Clemente, CA 92673

949.429.5370

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

☒   Yes     ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒   Yes     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant had 29,559,139 shares of Common Stock, $0.001 par value, and 436,951 shares of Series B Convertible, Voting, Preferred Stock on November 1, 2018. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the year ended June 30, 2018. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	June 30, 2018

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,635,899	$7,524,114
Accounts receivable, net	1,055,470	1,068,240
Accounts receivable - related parties	1,321,810	1,458,159
Inventories	1,085,993	931,065
Prepaid income tax and tax receivable	2,196,412	2,138,636
Investments	3,110,943	3,204,005
Other current assets	307,420	374,617
Total current assets	16,713,947	16,698,836

Restricted cash	13,235	13,356
Property and equipment, net	997,064	1,080,471
Goodwill	915,790	915,790
Intangible assets, net	2,910,664	2,995,231
Deferred tax assets, net	865,120	865,120
Other assets, long-term	532,165	532,165
Total assets	$22,947,985	$23,101,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,183,665	$3,249,387
Expense waivers - related parties	411,739	662,650
Purchase consideration payable	1,182,500	1,205,000
Notes payable - related parties	3,500	3,500
Equipment loans	25,749	46,705
Total current liabilities	4,807,153	5,167,242

Notes payable - related parties	600,000	600,000
Equipment loans, net of current portion	82,045	149,491
Deferred tax liabilities	208,419	208,419
Total liabilities	5,697,617	6,125,152

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized Series B: 436,951 issued and outstanding at September 30, 2018 and at June 30, 2018	437	437
Common stock, $0.001 par value; 900,000,000 shares authorized; 29,559,139 shares issued and outstanding at September 30, 2018 and at June 30, 2018	29,559	29,559
Additional paid-in capital	9,186,132	9,186,132
Accumulated other comprehensive (loss)	(142,726)	148,808
Retained earnings	8,176,966	7,611,061
Total stockholders' equity	17,250,368	16,975,997
Total liabilities and stockholders' equity	$22,947,985	$23,101,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017

Net revenue
Fund management - related party	$4,222,984	$5,157,948
Food products	1,192,996	1,294,290
Security alarm	858,651	789,192
Beauty products and other	902,328	22,855
Net revenue	7,176,959	7,264,285

Cost of revenue	1,838,384	1,271,524

Gross profit	5,338,575	5,992,761

Operating expense
General & administrative expense	1,072,932	1,239,944
Fund operations	1,265,655	1,276,543
Marketing and advertising	871,781	841,975
Depreciation and amortization	174,505	114,736
Salaries and compensation	1,384,982	1,130,133
Total operating expenses	4,769,855	4,603,331

Income from operations	568,720	1,389,430

Other (expense) income
Other (expense) income	(174,661)	(12,049)
Interest and dividend income	3,779	2,188
Interest expense	(8,136)	(11,098)
Total other (expense) income, net	(179,018)	(20,959)

Income before income taxes	389,702	1,368,471

Provision of income taxes	103,748	496,767

Net income	$285,954	$871,704

Weighted average shares of common stock[1]
Basic	29,559,139	29,559,139
Diluted	38,298,159	38,298,159

Net income per common share
Basic	$0.01	$0.03
Diluted	$0.01	$0.02

1Share amounts adjusted for 1:30 reverse stock split December 15, 2017 (Note 14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September,
	2018	2017

Net income	$285,954	$871,704

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(11,583)	42,705
Changes in short-term investment valuations	-	(44,097)
Comprehensive income	$274,371	$870,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285,954	$871,704
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	174,505	114,736
Realized (gain) loss on sale of investments	(84,901)	27,510
Unrealized loss on sale of investments	78,018	8,293
Realized (gain) on disposal of equipment	(1,979)	(1,680)
Decrease (increase) in current assets:
Accounts receivable	12,770	98,528
Accounts receivable - related party	136,349	115,768
Inventories	(154,928)	(331,430)
Prepaid income tax and tax receivable	(57,776)	37,455
Other current assets	67,197	54,826
Deferred tax assets, net	-	(21,844)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(65,722)	(377,801)
Expense waivers - related party	(250,911)	59,023
Net cash provided by operating activities	138,576	655,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	(22,500)	-
Purchase of equipment-net of disposals	(4,531)	(237,924)
Sale of investments	100,000	79,655
Purchase of investments	-	(102,000)
Net cash provided by (used in) investing activities	72,969	(260,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan	-	178,604
Repayment of equipment loan	(88,401)	(7,368)
Net cash (used in) provided by financing activities	(88,401)	171,236

Effect of exchange rate change on cash and cash equivalents	(11,359)	32,824

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	111,785	598,879

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	7,524,114	6,730,486

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$7,635,899	$7,329,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$6,000	$430,800

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

Wainwright Holdings, Inc. (“Wainwright”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries which manage, operate or are investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange.

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. ("Kahnalytics") dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, was insignificant and was terminated after transitioning to the current business of distributing hair and skin care products.

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2018 Form 10-K filed on September 28, 2018 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements, which are referred to herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier and Original Sprout.

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

Accounts Receivable - Related Parties and Accounts Receivable, net

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of September 30, 2018, and June 30, 2018, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company does not currently maintain an allowance for doubtful accounts as it believes all accounts are collectible. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2018 and June 30, 2018, the Company had nil and $51,747, respectively, listed as doubtful accounts.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is dependent upon its contractual relationship with an alarm monitoring company who pays Brigadier for supplying and installing alarm systems and continues to remit monthly recurring revenues in exchange for customer service and support functions. Sales to the largest customer, which includes system installations and recurring monthly payments, totaled 59% and 49% of the total Brigadier revenues for the three month periods ended September 30, 2018 and 2017, respectively. The same customer accounted for approximately 35% of Brigadier's accounts receivable as of the balance sheet date of September 30, 2018 as compared to 40% as of June 30, 2018. A second customer accounted for 10% of Brigadier's revenues for the three months ended September 30, 2018 and 20% of the accounts receivable as of September 30, 2018. This customer had insignificant sales for the corresponding three month period ended September 30, 2017 and insignificant amounts owing as of June 30, 2018.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. For the quarter ended September 30, 2018, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 24% of Gourmet Foods sales revenues as compared to 22% for the three months ended September 30, 2017. This customer accounted for 30% of the accounts receivable at September 30, 2018 as compared to 33% as of June 30, 2018. The second largest in the grocery industry accounted for approximately 13% of Gourmet Foods sales revenues for the quarter ended September 30, 2018 as compared to 12% for the three months ended September 30, 2017. This same group accounted for 17% of Gourmet Foods accounts receivable as of September 30, 2018 as compared to 16% as of June 30, 2018. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three months ended September 30, 2018, accounted for approximately 40% of Gourmet Foods’ gross sales revenues as compared to 41% for the three months ended September 30, 2017. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Concierge, through Original Sprout, had two significant customers for the three month period ended September 30, 2018. The largest customer accounted for 15% and the second largest for 11% of gross revenues and 23% and 14% respectively of accounts receivable as of the balance sheet date of September 30, 2018 as compared to 20% and 10% respectively as of June 30, 2018. At June 30, 2018 there was another customer who accounted for 13% of accounts receivable whose balance owing at September 30, 2018 was insignificant as were sales attributed to this customer during the three month period ending September 30, 2018. There is no comparison data for the prior year as the business operation was only begun as of December 18, 2017. Original Sprout is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three months revenues as of September 30, 2018 and September 30, 2017 along with the accounts receivable at September 30, 2018 as compared with the year ended June 30, 2018 as depicted below.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Revenue		Revenue
Fund
USO	$1,984,921	47%	$2,943,844	57%
USCI	1,253,859	30%	978,617	19%
UNG	504,862	12%	697,856	14%
All Others	479,342	11%	537,631	10%
Total	$4,222,984	100%	$5,157,948	100%

	September 30, 2018		June 30, 2018
	Accounts Receivable		Accounts Receivable
Fund
USO	$620,792	47%	$674,535	46%
USCI	389,695	30%	431,288	30%
UNG	150,863	11%	182,399	12%
All Others	160,460	12%	169,937	12%
Total	$1,321,810	100%	$1,458,159	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the three months ended September 30, 2018 and September 30, 2017 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each reporting period to determine what inventory items have remained in stock from the close of the corresponding prior year reporting period. If such items exist, either a reserve is established to reduce inventory value by the value of these items, or these items are removed from the inventory valuation and recorded as an expense. For the three months ended September 30, 2018 and September 30, 2017, the expense for slow moving or obsolete inventory was $0 and $0, respectively. As of September 30, 2018, and year ended June 30, 2018 there was no reserve established for slow moving inventory valuation.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful life of the asset (see Note 5 to the Financial Statements).

Category	Estimated Useful Life (in years)
Plant and equipment:	5	to	10
Furniture and office equipment:	3	to	5
Vehicles	3	to	5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three months ended September 30, 2018 or the three months ended September 30, 2017.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the three months ended September 30, 2018 or 2017.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three months ended September 30, 2018 or 2017.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety. There were no transfers between levels during the three months ended September 30, 2018 and 2017.

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and related bakery confections in New Zealand, security alarm system installation and monitoring service in Canada, and wholesale distribution of hair and skin care products. Revenue is accounted for net of sales taxes, sales returns, trade discounts. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of their recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company.

Recently Adopted Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that set forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this new standard and its related amendments as of July 1, 2018 using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard recognized as an adjustment to the opening balance of stockholders equity. Results for reporting periods commencing on or after July 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for that prior period. The impact of adoption did not have a material effect on our financial results. The adoption of the new standard impacted the identification of separate obligations for certain sales of security systems and related monitoring sales. The Company generates revenue primarily through contractual monthly recurring fees received for providing ongoing customer support services to monitoring company clientele. The five-step process governing contract revenue reporting includes:

1. Identifying the contract(s) with customers

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

In the event the Company does provide monitoring services under contract but maintains ownership of the security systems, the Company's performance obligations would primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract that the customer would not need to pay upon a renewal of the contract. The portion of the transaction price that would be associated with the monitoring and related services would be recognized when the services are provided to the customer, and would be reflected as a component of security alarm revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2018, the Company does not provide monitoring services under contract or retain ownership of any customer security systems under a lease or any other similar arrangement, thus there is no impact due to adoption of the new standard with respect to this segment.

In transactions involving security systems that are sold outright to the customer, the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security alarm revenue in the Condensed Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security alarm revenue in the Condensed Consolidated Statements of Operations, which for the three months ended September 30, 2018, was approximately $217 thousand or approximately 20% of the total security alarm revenues or approximately 3% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

 Because the Company has no contract with the end user, and the monthly payments for customer support services are made to the Company by the monitoring company who has a contract with the end user, and end user customers are subject to cancellation through no control of the Company; therefore, no deferred revenues or contingent liability reserves have been established with respect to these contracts. The services are deemed delivered as payment is received or the obligation acknowledged. Other impacts due to adoption of the new standard include a reclassification of certain expenses from selling, general and administrative expense to cost of goods sold. These reclassifications applied to all expenses that are incurred due to receipt of revenues or recording of a sales invoice and included such items as sales commissions, credit card processing fees, technician wages for warranty services, out-bound shipping, and customer support functions. The overall effect was a slight increase to cost of goods sold and an equal reduction in selling, general and administrative expenses with no change in operating income. These reclassifications were applied to all subsidiary companies and had no material effect on a consolidated basis to our condensed consolidated statements of operations.

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

Marketing and Advertising Costs

The Company expenses the cost of marketing and advertising as incurred. Marketing and advertising costs for the three months ended September 30, 2018 and 2017, were approximately $0.9 million and $0.8 million, respectively.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. Other comprehensive income, foreign currency translation (loss) gain was approximately ($12) thousand and $43 thousand for the three months ended September 30, 2018 and 2017, respectively.

Short-Term Investment Valuation

In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair values, except those accounted for under the equity method, will be measured at fair value with changes in fair value recognized in earnings rather than other comprehensive income (loss). In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on certain debt securities. The Company adopted this guidance effective on July 1, 2018. See Recent Accounting Pronouncements below related to July 1, 2018 reclassification of accumulated other comprehensive income to retained earnings. Besides this reclassification there was no material impact to Consolidated Financial Statements as a result of the adoption.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the each of the three months ended September 30, 2018 and 2017, a determination was made that no adjustments were necessary, except for the amount provisionally recorded to goodwill as related to the purchase of assets by Original Sprout. After the results of an independent valuation of the identifiable intangible assets were known, the Company's subsidiary Original Sprout restated its purchase price allocation in accordance with the table found in Note 13 to these financial statements.

Recent Accounting Pronouncements

On July 1, 2018 the Company adopted Accounting Standards Update ("ASU") 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities and Accounting Standards Codification ("ASC") 606 - Revenue from Contracts with Customers ("ASC 606"). A summary of the effects of the initial adoption of ASU 2016-01 and ASC 606 follows:

	ASU 2016-01	ASC 606	Total
Increase (decrease):
Assets	$-	$-	$-
Liabilities	$-	$-	$-
Accumulated other comprehensive income	$(279,951)	$-	$(279,951)
Retained earnings	$279,951	$-	$279,951

The above (“ASU 2016-01”) entry reclasses accumulated gains from changes in short-term investment valuations previously recorded in comprehensive income to retained earnings. ASU 2016-01 requires that unrealized gains and losses arising from changes in market values of our investments in equity securities be recorded in the condensed consolidated statements of operations rather than in accumulated other comprehensive income (loss) on the balance sheet. Prior to July 1- 2018, investment gains and losses related to equity securities were generally recorded when we sold, redeemed or exchanged investments.

The Company has reviewed new accounting pronouncements issued between September 28, 2018, the filing date of our most recent prior Annual Report on Form 10-K, and the filing date of this Quarterly Report on Form 10-Q and has determined that no new pronouncements issued are relevant to the Company, and/or have, or will have, a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$285,954	29,559,139	$0.01
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$285,954	38,298,159	$0.01

	Three Months Ended September 30, 2017
	Net Income	Shares	Per Share
Basic income per share:[1]
Net income	$871,704	29,559,139	$0.03
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$871,704	38,298,159	$0.02

1 Share amounts adjusted for 1:30 reverse stock split December 15, 2017 (Note 13)

NOTE 4.	INVENTORIES

Inventories consisted of the following as of:

	September 30,	June 30,
	2018	2018
Raw materials	$196,608	$195,674
Supplies and packing materials	159,700	142,257
Finished goods	729,685	593,134
Total	$1,085,993	$931,065

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of:

	September 30, 2018	June 30, 2018
Plant and equipment	$1,467,431	$1,487,568
Furniture and office equipment	174,235	171,978
Vehicles	343,307	351,381
Total property, plant and equipment, gross	1,984,973	2,010,927
Accumulated depreciation	(987,909)	(930,456)
Total property, plant and equipment, net	$997,064	$1,080,471

For the three months ended September 30, 2018 and 2017, depreciation expense for property, plant and equipment totaled $89,938 and $84,757, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	September 30,	June 30,
	2018	2018
Brand name	$1,142,122	$1,142,122
Domain name	36,913	36,913
Customer relationships	700,252	700,252
Non-compete agreement	274,982	274,982
Recipes and formulas	1,221,601	1,221,601
Total	3,375,870	3,375,870
Less: accumulated amortization	(465,206)	(380,639)
Net intangibles	$2,910,664	$2,995,231

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

	September 30,	June 30,
	2018	2018
Customer relationships	$700,252	700,252
Less: accumulated amortization	(144,705)	(124,895)
Total customer relationships, net	$555,547	575,357

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names of Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will forever be associated with the product offering unless and until such time in the future as the Company may elect to discontinue use of the brand and move towards establishment of an alternate product offering. Therefore, the Company will test for impairment of the brand name “Original Sprout” at each reporting interval with no amortization recognized. As of September 30, 2018 no impairment was recorded.

	September 30,	June 30,
	2018	2018
Brand name	$1,142,122	$1,142,422
Less: accumulated amortization	(99,007)	(88,872)
Total brand name, net	$1,043,115	$1,053,250

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	September 30,	June 30,
	2018	2018
Domain name	$36,913	$36,913
Less: accumulated amortization	(20,819)	(18,958)
Total brand name, net	$16,094	$17,955

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

	September 30,	June 30,
	2018	2018
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(131,201)	(92,303)
Total recipes and formulas, net	$1,090,400	$1,129,298

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

	September 30,	June 30,
	2018	2018
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(69,474)	(55,612)
Total non-compete agreement, net	$205,508	$219,370

AMORTIZATION EXPENSE

The total intangible amortization expense for the three months ended September 30, 2018 and 2017 was $84,567 and $29,979, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2019	$250,941
2020	335,508
2021	325,678
2022	306,809
2023	286,507
Thereafter	1,405,220
Total	$2,910,664

NOTE 7.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of September 30, 2018, and June 30, 2018, there were no investments requiring the equity method investment accounting.

With respect to ASU 2016-01, we reclassified net after-tax unrealized gains on equity securities as of June 30, 2018 from accumulated other comprehensive income to retained earnings. We continue to carry our investments in equity securities at fair value and there is no change to the asset values or total shareholders’ equity that we would have otherwise recorded. Beginning July 1, 2018 we are including unrealized gains and losses arising from the changes in the fair values of our equity securities as a component of investment gains and losses in the condensed consolidated statements of operations. ASU 2016-01 prohibited the restatement of prior year financial statements and for periods ending prior to 2018, unrealized gains and losses from the changes in fair value of available-for-sale equity securities were recorded in other comprehensive income.

Investments measured at estimated fair value consist of the following as of September 30, 2018 and June 30, 2018:

	September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$80,272	$-	$-	$80,272
USCF mutual fund investment	2,500,000	202,440		2,702,440
Hedged asset	523,100	-	(195,784)	327,316
Other equities	1,421	-	(506)	915
Total investments	$3,104,793	$202,440	$(196,290)	3,110,943

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$180,138	$-	$-	$180,138
USCF mutual fund investment	2,500,000	280,480		2,780,480
Hedged asset	523,100	-	(280,761)	242,339
Other equities	1,577	-	(529)	1,048
Total investments	$3,204,815	$280,480	$(281,290)	$3,204,005

The following tables summarize the valuation of the Company’s securities at September 30, 2018 and June 30, 2018 using the fair value hierarchy:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$80,272	$80,272	$-	$-
USCF mutual fund investment	2,702,440	2,702,440	-	-
Hedge asset	327,316	-	327,316	-
Other equities	915	915	-	-
Total	$3,110,943	$2,783,627	$327,316	$-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$180,138	$180,138	$-	$-
Mutual fund investment	2,780,480	2,780,480	-	-
Hedge asset	242,339	-	242,339	-
Other equities	1,048	1,048	-	-
Total	$3,204,005	$2,961,666	$242,339	$-

During the three months ended September 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $307,420 as of September 30, 2018 and $374,617 as of June 30, 2018 are comprised of various components as listed below.

	September 30,	June 30,
	2018	2018

Prepaid expenses and deposits	$305,420	$358,869
Other current assets	2,000	15,748
Total	$307,420	$374,617

Restricted Cash

At September 30, 2018 Gourmet Foods had on deposit NZ$20,000 (approximately US$13,235) securing a lease bond for one of its properties. The same amount was posted at June 30, 2018 and translated to approximately US$13,536. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long-term assets totaled $532,165 at September 30, 2018 and June 30, 2018, were attributed to Wainwright and Original Sprout and consisted of

(i)	$500,000 as of September 30, 2018 and June 30, 2018 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $32,165 as of September 30, 2018 and June 30, 2018 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for September 30, 2018 and June 30, 2018 were $915,790.

 Goodwill is comprised of the following amounts:

	September 30, 2018	June 30, 2018

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company evaluates goodwill impairment annually, or more frequently, any time events or circumstances change that would indicate it is more likely than not that the reporting unit carrying value exceeds its fair value. There was no goodwill impairment for the three months ended September 30, 2018 or 2017.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2018	June 30, 2018
Accounts payable	$2,294,018	$1,935,645
Accrued interest	62,809	56,689
Taxes payable	78,003	3,938
Deferred rent	920	3,681
Accrued payroll and vacation pay	191,740	299,630
Other accrued expenses	556,175	949,804
Total	$3,183,665	$3,249,387

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consists of the following:

	September 30, 2018	June 30, 2018

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three months ended September 30, 2018 and 2017 were $6,120 and $6,120, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $4.2 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively. Accounts receivable, totaling $1.3 million and $1.5 million as of September 30, 2018 and June 30, 2018, respectively, were owed from these related parties. Fund expense waivers, totaling $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.4 million and $0.7 million as of September 30, 2018 and June 30, 2018, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Financial Statements.

NOTE 12.	EQUIPMENT LOANS

As of September 30, 2018, Brigadier had, in the aggregate, an outstanding principal balance of CD$139,067 (approx. US$107,794) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018 reflect the amount of the principal balance which is due within twelve months as a current liability of US$25,749 and US$46,705, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$82,045 and US$149,491 at September 30, 2018 and June 30, 2018 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the three months ended September 30, 2018 and 2017 was US$2,016 and $2,154, respectively.

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

On the closing date of the transaction, December 18, 2017, Kahnalytics paid $982,172 in cash towards the purchase price and deposited an additional $1,250,000 in an attorney-held client trust account to be released to the sellers, subject to any downward purchase price adjustment, on June 18, 2018. The amount was subsequently remitted to the sellers on July 9, 2018. The balance of the purchase price, $1,250,000, subject to downward adjustment for prior payments which, as of September 30, 2018, resulted in a balance of $1,182,500, is due by January 5, 2019 and is secured by a promissory note from Kahnalytics and a corporate guarantee from Concierge Technologies.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information for the three months ending September 30, 2018 and 2017, assumes the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2016, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Original Sprout LLC been operated as part of the company since July 1, 2016. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

The following table presents consolidated unaudited results of operations for the three months ended September 30, 2018 and 2017 assuming the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2017.

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
	Actual	Pro Forma (1)
Net Revenues	$7,176,959	$8,167,494
Net Income	$285,954	$949,746
Basic Earnings per Share	$0.01	$0.03
Diluted Earnings per Share	$0.01	$0.02

(1) Includes the operation of the assets acquired from Original Sprout on a consolidated basis without the actual transaction costs, but inclusive of amortization of intangible assets, and estimated income tax.

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

Prior to the Reverse Stock Split, the Company did not have sufficient authorized, unissued, shares of common stock available to convert all shares of Series B Voting, Convertible Preferred Stock. Accordingly, the Series B Voting, Convertible Preferred Stock was reclassified to the mezzanine section as a contingent liability on the Company’s prior Consolidated Balance Sheets with other equity accounts being adjusted to reflect the historical cost basis of Wainwright. As a result of the Reverse Stock Split, sufficient shares were made available to allow for conversion of the Series B Voting, Convertible, Preferred Stock such that the shares have been reclassified to the equity section of the Consolidated Balance Sheet as of September 30, 2018.

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

As of September 30, 2018, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the quarter ended September 30, 2018 or 2017.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.1 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 and 2017 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2014 through 2018 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2018 remain open for examination by Canada and New Zealand authorities which is four years. As of September 30, 2018, there were no active taxing authority examinations.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between October 2018 and August 2021, and require monthly rental payments of approximately US$10,966 translated to U.S. currency as of September 30, 2018.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan. The minimum lease obligations require monthly payments of approximately US$5,654 translated to U.S. currency as of September 30, 2018.

Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $7,805 with increases annually.

Wainwright leases office space in Oakland, California under an operating lease, which expired in October 2018 and commenced with a new operating lease in October 2018 for office space in Walnut Creek, California which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For the three months ended September 30, 2018 and 2017, the combined lease payments of the Company and its subsidiaries totaled $67,848 and $41,201, respectively.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2019	$332,201
2020	353,016
2021	318,046
2022	178,401
2023	167,450
2024	84,346
Total minimum lease commitment	$1,433,460

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$72,788) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,234) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF Advisers has entered into expense limitation agreements with one of the funds it manages under which USCF Advisers has agreed to waive, reimburse fees or pay fund expenses in order to limit the fund’s total annual operating expenses to certain threshold amounts. The USCF Commodity Strategy Fund expense limitation agreement remained in effect until July 31, 2018 and limits fund expenses to 1.30% and 0.95% of the funds average daily net assets for the Class A and Class I shares classes, respectively. USCF Advisers may terminate the expense limitation agreements at any time upon not less than 90 days’ notice to the respective fund trust boards.

USCF manages seven funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. As of September 30, 2018, and September 30, 2017 the expense waiver payable was $0.4 million and $0.7 million, respectively. However, USCF has no obligation to continue such payments into subsequent periods.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes an annual safe harbor matching contribution. There were no annual profit sharing contributions paid during the three months ended September 30, 2018 and 2017.

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

The following table presents a summary of identifiable assets as of September 30, 2018 and June 30, 2018:

	As of September 30, 2018	As of June 30, 2018

Identifiable assets
Corporate headquarters	$2,809,856	$2,123,048
U.S.A. : fund management	12,648,060	13,563,773
U.S.A. : beauty products	3,874,757	3,739,979
New Zealand: food industry	1,863,271	1,959,486
Canada: security alarm	1,752,041	1,714,863
Consolidated	$22,947,985	$23,101,149

The following table presents a summary of operating information for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Revenues
U.S.A. : beauty products and other	$902,328	$22,855
U.S.A. : investment fund management - related party	4,222,984	5,157,948
New Zealand : food industry	1,192,996	1,294,290
Canada : security alarm	858,651	789,192
Consolidated total	$7,176,959	$7,264,285

Net (loss) income
Corporate headquarters	$(392,912)	$(160,339)
U.S.A. : beauty products and other	108,391	2,539
U.S.A. : investment fund management	414,266	930,726
New Zealand : food industry	13,664	4,789
Canada: security alarm	142,545	93,989
Consolidated total	$285,954	$871,704

The following table represents the property, plant and equipment in use at each of the Company's locations as of September 30, 2018 and June 30, 2018:

	As of September 30, 2018	As of June 30, 2018
Asset location
Corporate headquarters	$14,305	$14,305
U.S.A. : beauty products and other	6,629	5,244
U.S.A. : investment fund management	-	-
New Zealand : food industry	1,604,287	1,627,545
Canada : security alarm	359,752	363,833
Total All Locations	1,984,973	2,010,927
Less accumulated depreciation	(987,909)	(930,456)
Net property, plant and equipment	$997,064	$1,080,471

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Operating Income

Concierge produced an operating income for the three months ended September 30, 2018 of approximately $0.6 million as compared to approximately $1.4 million for the three months ended September 30, 2017. This represents a decrease in operating income of approximately $0.8 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017, or approximately 59%. The decrease in operating income is primarily attributable to lower Wainwright revenue due to lower assets under management.

Other Expenses and Income Taxes

Other expenses were $179 thousand and $21 thousand for the three months ended September 30, 2018 and 2017, respectively. Provision for income taxes of $103 thousand compared to $497 thousand for the three months ended September 30, 2018 and 2017, respectively, was a result of new federal income tax laws taking effect as of January 1, 2018 as well as a lower taxable income. After recording a provision for income tax, net income for the three-months ended September 30, 2018 and 2017 was $0.3 million and $0.9 million, respectively. After giving consideration to currency translation losses of approximately ($12) thousand  the comprehensive income for the three months ended September 30, 2018 was approximately $0.3 million as compared to the three months ended September 30, 2017 where the currency translation gain was approximately $43 thousand the comprehensive income was approximately $0.9 million.

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

For the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017

Revenue

Average AUM for the three months ended September 30, 2018 decreased to $3.0 billion, or 23%, from the three-month average of $3.9 billion for the three months ended September 30, 2017 due to fund redemption (outflow) trading activity exceeding fund creation (inflow) activity in our larger single commodity funds and partially offset by growth in our broad basket commodity funds. As a result of decreased AUM, revenues also decreased 18%, or $1.0 million, to $4.2 million from $5.2 million over the respective three-month period.

Expenses

Wainwright’s total operating expenses for three months ended September 30, 2018 decreased by $30 thousand to $3.63 million, or 1%, from $3.66 million for the three months ended September 30, 2017. Variable expenses, as described above, decreased $0.10 million over the respective three-month period due to lower AUM which reduced sub-advisory fees and other variable costs, but were partially offset by operating costs of new funds and fixed minimum costs of smaller funds. General and Administrative expenses decreased $80 thousand  to $0.54 million for the three months ended September 30, 2018 from $0.62 million for the three months ended September 30, 2017 due to lower fund start-up expenses and lower fund expense waivers.  Marketing expenses had a decrease of $30 thousand to $0.77 million for the three months ended September 30, 2018 as compared to the comparable prior year period even though advertising expenses increased by $70 thousand as a result of continued fund marketing efforts and conference sponsorships, but were substantially offset by a reduction in variable distribution costs as a result of lower AUM. Employee salaries and compensation expenses were approximately $1.03 million for the three months ended September 30, 2018 compared to $0.93 million for the comparable prior year period due to an increase in health benefit premiums and annual compensation adjustments.

Income

Income before taxes for the three months ended September 30, 2018 decreased $1.05 million to $0.41 million from $1.46 million for three months ended September 30, 2017 primarily due to the $1.0 million decrease in revenue, offset by decreases in Operations expenses and General and Administrative expenses in addition to a $0.18 million one-time charge in other expenses related to the liquidation of three funds during the current quarter and $0.1 million in unrealized losses in the fair value of investments as a result of adopting ASU 2016-01.

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

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net revenues for the three months ended September 30, 2018 were $1.2 million with cost of goods sold of $0.9 million resulting in a gross profit of $0.3 million as compared to the three months ended September 30, 2017 where net revenues were $1.3 million; cost of goods sold were $0.9 million; and gross profit was $0.4 million.

General, administrative and selling expenses, including wages and marketing, for the three months ended September 30, 2018 and 2017 were $0.2 million and $0.3 million producing operating income of $94 thousand and $113 thousand, respectively, or approximately 8% net operating profit for 2018, and 9% for 2017.

The depreciation expense, income tax provision and other expense totaled $80 thousand for the three months ended September 30, 2018 as compared to $75 thousand for 2017, resulting in a net income of approximately $14 thousand as compared to a net income of $38 thousand, respectively.

Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Brigadier is also a Honeywell Certified Access Control Integrator, Kantech Corporate Certified Integrator and UTC Interlogix Authorized dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera systems, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware and a monitoring contract to customers. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

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

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net revenues for the three months ended September 30, 2018 were $0.9 million with cost of goods sold recorded as approximately $0.5 million, resulting in a gross profit of approximately $0.4 million, or approximately 47%, as compared to the three months ended September 30, 2017 where net revenues were approximately $0.8 million with cost of goods sold of $0.3 million and a gross profit of $0.5 million, or approximately 58%. The difference in gross profit margin percentage between 2018 and 2017 is primarily due to a reclassification of specific costs formerly captured in selling expenses to cost of goods sold as evidenced in the operating incomes of $0.2 million and $0.2 million, respectively, or 23% and 21%, respectively.

General, administrative and selling expenses for the three months ended September 30, 2018 were $0.2 million producing an operating profit of $0.2 million or approximately 23% as compared to the three months ended September 30, 2017 where operating profits were $0.1 million, or approximately 18%, with general, administrative and selling expenses of $0.3 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $50 thousand for the three months ended September 30, 2018 resulting in income after income taxes of $143 thousand as compared to income after income taxes of $139 thousand for the three months ended September 30, 2017 where other expense totaled $24 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 12 to the Consolidated Financial Statements). For the three month period ended September 30, 2017 (prior to the acquisition of the Original Sprout assets), Kahnalytics had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets, and as of September 30, 2017, the residual business the company was founded to oversee was being wound down and management expected to transition focus to another industry. As a result, there is no meaningful comparative data for the three month period ending September 30, 2017 as business operations did not begin until the end of December 2017.

For the three months ended September 30, 2018

Net revenues for the three months ended September 30, 2018 were $0.9 million with cost of goods sold recorded of approximately $0.5 million producing a gross profit of approximately $0.4 million and a gross margin of approximately 44%. General, administrative and selling expenses were approximately $0.2 million, resulting in an operating income of approximately $0.2 million or 19%. After consideration given to income tax expense of approximately $6 thousand, depreciation and amortization of intangible assets of approximately $55 thousand, the net income for the three-month period ending September 30, 2018 was approximately $0.1 million.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources into the business of Original Sprout to grow that business segment to its potential. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including distribution in New Zealand of the products from Original Sprout. Wainwright will continue to develop innovative and new fund products to grow its portfolio. Our long-term mission is to continue with our acquisition strategy by identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management to produce increasing revenue streams. By these initiatives we hope to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●	increase our gross revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	become less reliant on any one industry segment for our working capital,
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through consolidated operations of our subsidiaries from a management perspective, and
●	strategically pursue additional company acquisitions.

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

As of September 30, 2018, we had $7.6 million of cash and cash equivalents on a consolidated basis as compared to $7.5 million as of June 30, 2018. The increase in cash was a direct result of a near equal higher amount of accounts payable as of September 30, 2018 compared to June 30, 2018.

Borrowings

As of September 30, 2018, we had $0.7 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.8 million as of June 30, 2018. Concierge, without inclusion of its subsidiary companies, as of September 30, 2018 and June 30, 2018, had $0.6 million of indebtedness. We are not required to make interest payments on our notes until the maturity date.

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

During the prior eighteen months, our subsidiary Brigadier has been purchasing new service vehicles to replace the aging leased vehicle fleet. The new vehicles are, in part, financed by a Saskatchewan-based bank through an installment loan agreement related to each vehicle collateralized individually as the vehicles are delivered. As of September 30, 2018, Brigadier had, in the aggregate, an outstanding principal balance of CD$139,067 (approximately US$107,794). The loan principal together with interest is amortized over 60 equal monthly installments. (Refer to Note 12 in the Consolidated Financial Statements)

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. These investments are described further in Note 7 to our Consolidated  Financial Statements.

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

3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[6]
3.3	Amended Bylaws of Concierge Technologies, Inc. which became the Bylaws of Concierge Technologies, Inc. on March 22, 2017.[6]
3.9	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[9]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[1]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[1]
10.3	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016.[3]
10.4	Amended and Restated Asset Purchase Agreement by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[7]
14.1	Code of Business Conduct and Ethics[10]
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[8]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

(1)	Filed herewith.

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

9Previously filed with Current Report on Form 10-K on October 8, 2010 for year ended June 30, 2010 and incorporated by reference herein.

10Previously filed with Current Report on Form 10-K on September 28, 2018 for year ended June 30, 2018 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: November 14, 2018	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.