Form 10-Q/A
period 2018-09-30
CONCIERGE TECHNOLOGIES INC
filed 2018-11-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA

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

EXPLANATORY NOTE

Form 10-Q for the quarterly period ended September 30, 2018

This amended quarterly report on Form 10-QA is being filed in order to include the interactive (XBRL) data file as an exhibit to the Form 10-Q. There are no other changes to the Form 10-Q previously filed on November 14, 2018.

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