Form 10-Q
period 2018-12-31
CONCIERGE TECHNOLOGIES INC
filed 2019-02-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

The registrant had 29,559,139 shares of Common Stock, $0.001 par value, and 436,951 shares of Series B Convertible, Voting, Preferred Stock on February 12, 2019. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	June 30, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,783,504	$7,524,114
Accounts receivable, net	910,364	1,068,240
Accounts receivable, related parties	1,231,782	1,458,159
Inventories	1,219,902	931,065
Prepaid income tax and tax receivable	2,205,880	2,138,636
Investments	3,056,453	3,204,005
Other current assets	195,590	374,617
Total current assets	16,603,475	16,698,836

Restricted cash	13,423	13,536
Property and equipment, net	915,306	1,080,471
Goodwill	915,790	915,790
Intangible assets - net	2,826,098	2,995,231
Deferred tax assets, net	865,120	865,120
Other assets	523,607	532,165
Total assets	$22,662,819	$23,101,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,939,800	$3,249,387
Expense waivers	388,995	662,650
Purchase consideration payable	1,160,000	1,205,000
Notes payable - related parties	3,500	3,500
Equipment loans	24,675	46,705
Total current liabilities	4,516,970	5,167,242

Notes payable - related parties	600,000	600,000
Equipment loans, net of current portion	71,474	149,491
Deferred tax liabilities	208,419	208,419
Total liabilities	5,396,863	6,125,152

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001; 50,000,000 shares authorized Series B: 436,951 issued and outstanding at December 31, 2018 and June 30, 2018	437	437
Common stock, $0.001 par value; 900,000,000 shares authorized; 29,559,139 shares issued and outstanding at December 31, 2018 and June 30, 2018	29,559	29,559
Additional paid-in capital	9,186,132	9,186,132
Accumulated other comprehensive income	(189,851)	148,808
Retained earnings	8,239,679	7,611,061
Total stockholders' equity	17,265,956	16,975,997
Total liabilities and stockholders' equity	$22,662,819	$23,101,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Periods Ended		For the Six Month Periods Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenue
Fund management - related party	$3,939,004	$4,845,624	$8,161,988	$10,003,572
Food products	1,145,410	1,235,192	2,339,704	2,497,653
Security alarm monitoring	714,069	1,196,215	1,561,100	1,976,116
Beauty products and other	897,457	88,486	1,799,786	110,990
Net revenue	6,695,940	7,365,517	13,862,578	14,588,331

Cost of revenue	1,751,280	1,469,565	3,584,431	2,713,822

Gross profit	4,944,660	5,895,952	10,278,147	11,874,509

Operating expense
General & administrative expense	1,076,585	1,260,409	2,148,468	2,493,885
Fund operations	1,144,734	1,148,466	2,410,388	2,425,009
Marketing	762,742	874,948	1,634,484	1,716,100
Depreciation	174,657	115,255	349,096	228,024
Salaries and compensation	1,721,688	1,821,860	3,104,842	2,949,072
Total operating expenses	4,880,406	5,220,938	9,647,278	9,812,090

Income from operations	64,254	675,014	630,869	2,062,419

Other income (expense)
Other income (expense), net	(320,048)	(83,874)	(493,083)	(93,925)
Interest and dividend income	351,582	4,182	355,364	6,345
Interest expense	(7,269)	(2,744)	(15,377)	(13,789)
Total other income (expense)	24,265	(82,436)	(153,096)	(101,369)

Income before income taxes	88,519	592,578	477,773	1,961,050

Provision of income taxes	(25,358)	(614,681)	(129,106)	(1,111,449)

Net income	$63,161	$(22,103)	$348,667	$849,601

Weighted average shares of common stock
Basic	29,559,139	29,559,139	29,559,139	29,559,139
Diluted	38,298,159	29,559,139	38,298,159	38,298,159

Net income per common share
Basic	$0.00	$(0.00)	$0.01	$0.03
Diluted	$0.00	$(0.00)	$0.01	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net income	$63,161	$(22,103)	$348,667	$849,601

Other comprehensive income (loss)
Foreign currency translation (loss)	(47,125)	(45,704)	(58,708)	(38,803)
Changes in short term investment valuation	-	(36,536)	-	(44,829)
Comprehensive income (loss)	$16,036	$(104,343)	$289,959	$765,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six-Month Periods Ended December 31,
	2018	2017

Net Income	$348,667	$849,601
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	349,096	228,024
Unrealized loss on sale of investments	314,313	38,558
Unrealized loss (gain) on disposal of equipment	1,434	(1,660)
(Increase) decrease in current assets:
Accounts receivable	142,174	(7,309)
Accounts receivable - related party	226,377	159,844
Deferred taxes, net	-	449,458
Prepaid income taxes	(64,010)	(355,753)
Inventory	(306,271)	(155,030)
Other current assets	178,635	184,567
Increase (decrease) in current liabilities:
Accounts payable & accrued expenses	(309,587)	(427,525)
Expense waivers payable - related party	(273,655)	277,224
Net cash provided by operating activities	607,173	1,239,999

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for acquisition of business assets	(45,000)	(2,232,172)
Purchase of equipment-net of disposals	(8,984)	(246,699)
Sale of investments	180,000	1,072,019
Purchase of investments	(346,759)	(981,361)
Net cash used in investing activities	(220,743)	(2,388,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment loan	(96,525)	(21,787)
Proceeds from equipment loan	-	178,604
Net cash (used in) provided by financing activities	(96,525)	156,817

Effect of exchange rate change on cash and cash equivalents	(30,515)	(111,990)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	259,390	(1,103,387)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	7,524,114	6,730,486

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$7,783,504	$5,627,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Purchase consideration payable (see Note 13)	$-	$1,250,000
Income taxes paid - U.S.	$43,000	$960,800

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company does not currently maintain an allowance for doubtful accounts as it believes all accounts are collectible. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2018 and June 30, 2018, the Company had nil and $51,747, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of December 31, 2018, and June 30, 2018, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is dependent upon its contractual relationship with an alarm monitoring company who pays Brigadier for supplying and installing alarm systems and continues to remit monthly recurring revenues in exchange for customer service and support functions. Sales to the largest customer, which includes system installations and recurring monthly payments, totaled 53% and 27% of the total Brigadier revenues for the three month periods ended December 31, 2018 and 2017, respectively, and for the six month periods ended December 31, 2018 and December 31, 2017, 55% and 36% respectively. The same customer accounted for approximately 35% of Brigadier's accounts receivable as of the balance sheet date of December 31, 2018 as compared to 35% as of June 30, 2018. No other single customer accounted for more than 9% of the total Brigadier revenues for the three and six months ended December 31, 2018, nor of the accounts receivable as of December 31, 2018 or June 30, 2018.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business For the three months ended December 31, 2018 and 2017, our largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 20% and 17%, respectively, of our gross sales revenues as compared to 22% and 16%, respectively, for the six months ended December 31, 2018 and 2017. The same customer accounted for 28% and 33% of our accounts receivable as of December 31, 2018 and June 30, 2018, respectively. The second largest in the grocery industry accounted for approximately 12% and 12% of our gross revenues for the three and six month periods ended December 31, 2018, respectively, as compared to 11% and 11% of gross revenues for the three and six month periods ended December 31, 2017. The same customer accounted for 14% of our accounts receivable for as of December 31, 2018 compared to 16% as of June 30, 2018. In the gasoline convenience store market we supply two major channels. The largest is a marketing consortium of gasoline dealers who, for the three and six months ended December 31, 2018 accounted for approximately 44% and 43%, respectively, of our gross sales revenues as compared to 44% and 42% for the three and six months ended December 31, 2017. No single member of the consortium is responsible for a significant portion of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales however one buyer in the group was responsible for 11% of accounts receivable as of December 31, 2018 compared with an insignificant amount as of June 30, 2018. No other member of the group is responsible for a significant portion of our accounts receivable. The third category of independent retailers and cafes accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues or accounts receivable. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

Concierge, through Original Sprout, has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had two significant customers for the six month period ended December 31, 2018. The largest customer accounted for 11% and the second largest for 10% of gross revenues with accounts receivable of an insignificant amount and 19%, respectively, as of the balance sheet date of December 31, 2018 as compared to 20% and 10% respectively as of June 30, 2018. For the three month period ending December 31, 2018, there were two other customers, apart from those of the six-month period, whose purchases totaled 13% and 10% of the three-month gross revenues, but were insignificant for the six month period ending December 31, 2018, with accounts receivable at December 31, 2018 of zero and 18%, respectively, as compared to zero and 13% respectively at June 30, 2018. There is no comparison data for the prior year as the business operation was only begun as of December 18, 2017. Original Sprout is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and six months revenues as of December 31, 2018 and December 31, 2017 along with the accounts receivable at December 31, 2018 as compared with the year ended June 30, 2018 as depicted below.

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Revenue		Revenue
Fund
USO	$1,853,481	47%	$2,499,615	52%
USCI	1,095,830	28%	979,375	20%
UNG	572,526	14%	874,162	18%
All Others	417,167	11%	492,472	10%
Total	$3,939,004	100%	$4,845,624	100%

	Six Months Ended December 31, 2018		Six Months Ended December 31, 2017
	Revenue		Revenue
Fund
USO	$3,838,402	47%	$5,443,460	54%
USCI	2,349,689	29%	1,957,993	20%
UNG	1,077,388	13%	1,572,018	16%
All Others	896,509	11%	1,030,101	10%
Total	$8,161,988	100%	$10,003,572	100%

	December 31, 2018		June 30, 2018
	Accounts Receivable		Accounts Receivable
Fund
USO	$583,979	47%	$674,535	46%
USCI	334,497	27%	431,288	30%
UNG	180,633	15%	182,399	12%
All Others	132,673	11%	169,937	12%
Total	$1,231,782	100%	$1,458,159	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and inventories are written down to their net realizable value, if lower. For the six months ended December 31, 2018 and December 31, 2017 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each reporting period to determine what inventory items have remained in stock from the close of the corresponding prior year reporting period. If such items exist, either a reserve is established to reduce inventory value by the value of these items, or these items are removed from the inventory valuation and recorded as an expense. For the six months ended December 31, 2018 and December 31, 2017, the expense for slow moving or obsolete inventory was $0 and $0, respectively. As of December 31, 2018, and year ended June 30, 2018 there was no reserve established for slow moving inventory valuation.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the six months ended December 31, 2018 or December 31, 2017.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the six months ended December 31, 2018 or 2017.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the six months ended December 31, 2018 or 2017.

Investments and Fair Value of Financial Instruments

Investments are classified as available-for-sale securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) on the condensed consolidated statements of operations. Prior to the adoption of Accounting Standards Update ("ASU") 2016-01 (see accounting pronouncements below) such changes were recorded on the condensed consolidated statements of comprehensive income. The Company values its investments in accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety. There were no transfers between levels during the six months ended December 31, 2018 and 2017.

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and related bakery confections in New Zealand, security alarm system installation and maintenance services in Canada, and wholesale distribution of hair and skin care products. Revenue is accounted for net of sales taxes, sales returns, trade discounts. Product is considered delivered to the customer once it has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of their recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company.

Recently Adopted Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that set forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this new standard and its related amendments as of July 1, 2018 using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard recognized as an adjustment to the opening balance of stockholders equity. Results for reporting periods commencing on or after July 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for that prior period. The impact of adoption did not have a material effect on our financial results. The adoption of the new standard impacted the identification of separate obligations for certain sales of security systems and related monitoring sales. The Company generates revenue, in part, through contractual monthly recurring fees received for providing ongoing customer support services to monitoring company clientele. The five-step process governing contract revenue reporting includes:

1. Identifying the contract(s) with customers

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security alarm revenue in the Condensed Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security alarm revenue in the Condensed Consolidated Statements of Operations, which for the three and six months ended December 31, 2018, were approximately $185 thousand and $555 thousand, respectively, or approximately 26% and 36%, of the total security alarm revenues. These revenues for the three and six months ended December 31, 2018 account for approximately 3% and 4%, respectively, of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

Because the Company has no contract with the end user, and the monthly payments for customer support services are made to the Company by the monitoring company who has a contract with the end user, and end user customers are subject to cancellation through no control of the Company; therefore, no deferred revenues or contingent liability reserves have been established with respect to these contracts. The services are deemed delivered as the obligation is acknowledged on a monthly basis. Other impacts due to adoption of the new standard include a reclassification of certain expenses from selling, general and administrative expense to cost of goods sold. These reclassifications applied to all expenses that are incurred due to receipt of revenues or recording of a sales invoice and included such items as sales commissions, credit card processing fees, technician wages for warranty services, out-bound shipping, and customer support functions. The overall effect was a slight increase to cost of goods sold and an equal reduction in selling, general and administrative expenses with no change in operating income. These reclassifications were applied to all subsidiary companies and had no material effect on a consolidated basis to our condensed consolidated statements of operations.

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

Marketing and Advertising Costs

The Company expenses the cost of marketing and advertising as incurred. Marketing and advertising costs for the three and six months ended December 31, 2018 were $0.8 million and $1.6 million, respectively, as compared to $0.9 million and $1.7 million for the three and six month periods ended December 31, 2017.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. Other comprehensive income (loss), foreign currency translation loss was approximately $47 thousand and $46 thousand for the three months ended December 31, 2018 and 2017, respectively, and approximately $59 thousand and $39 thousand for the six months ended December 31, 2018 and 2017, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the each of the three and six months ended December 31, 2018 and 2017, a determination was made that no adjustments were necessary, except for the amount provisionally recorded to goodwill as related to the purchase of assets by Original Sprout. After the results of an independent valuation of the identifiable intangible assets were known, the Company's subsidiary Original Sprout restated its purchase price allocation in accordance with the table found in Note 13 to these financial statements.

Recent Accounting Pronouncements

On July 1, 2018 the Company adopted ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities and Accounting Standards Codification ("ASC") 606 - Revenue from Contracts with Customers ("ASC 606"). A summary of the effects of the initial adoption of ASU 2016-01 and ASC 606 follows:

	ASU 2016-01	ASC 606	Total
Increase (decrease):
Assets	$-	$-	$-
Liabilities	$-	$-	$-
Accumulated other comprehensive income	$(279,951)	$-	$(279,951)
Retained earnings	$279,951	$-	$279,951

The above (“ASU 2016-01”) entry reclasses accumulated gains from changes in short-term investment valuations previously recorded in comprehensive income to retained earnings. ASU 2016-01 requires that unrealized gains and losses arising from changes in market values of our investments in equity securities be recorded in the condensed consolidated statements of operations rather than in accumulated other comprehensive income (loss) on the balance sheet. Prior to July 1- 2018, investment gains and losses related to equity securities were reflected on the condensed consolidated statements of comprehensive income.

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

Diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended December 31, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$63,161	29,559,139	$0.00
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$63,161	38,298,159	$0.00

	Three Months Ended December 31, 2017
	Net Income	Shares	Per Share
Basic loss per share:
Net income	$(22,103)	29,559,139	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted income per share	$(22,103)	29,559,139	$(0.00)

	Six Months Ended December 31, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$348,667	29,559,139	$0.01
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$348,667	38,298,159	$0.01

	Six Months Ended December 31, 2017
	Net Income	Shares	Per Share
Basic income per share:
Net income	$849,601	29,559,139	$0.03
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$849,601	38,298,159	$0.02

NOTE 4.	INVENTORIES

Inventories consisted of the following as of:

	December 31,	June 30,
	2018	2018
Raw materials	$244,773	$195,674
Supplies and packing materials	173,118	142,257
Finished goods	802,011	593,134
Total	$1,219,902	$931,065

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of:

	December 31, 2018	June 30, 2018
Plant and equipment	$1,496,077	$1,487,568
Furniture and office equipment	179,387	171,978
Vehicles	322,624	351,381
Total property, plant and equipment, gross	1,998,088	2,010,927
Accumulated depreciation	(1,082,782)	(930,456)
Total property, plant and equipment, net	$915,306	$1,080,471

For the three and six month periods ended December 31, 2018 depreciation expense for property, plant and equipment totaled $90,091 and $179,963, respectively, as compared to $85,276 and $168,067 for the three and six month periods ended December 31, 2017, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	December 31,	June 30,
	2018	2018
Brand name	$1,142,122	$1,142,122
Domain name	36,913	36,913
Customer relationships	700,252	700,252
Non-compete agreement	274,982	274,982
Recipes and formulas	1,221,601	1,221,601
Total	3,375,870	3,375,870
Less: accumulated amortization	(549,772)	(380,639)
Net intangibles	$2,826,098	$2,995,231

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

	December 31,	June 30,
	2018	2018
Customer relationships	$700,252	700,252
Less: accumulated amortization	(164,516)	(124,895)
Total customer relationships, net	$535,736	575,357

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names of Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will forever be associated with the product offering unless and until such time in the future as the Company may elect to discontinue use of the brand and move towards establishment of an alternate product offering. Therefore, the Company will test for impairment of the brand name “Original Sprout” at each reporting interval with no amortization recognized. As of December 31, 2018 no impairment was recorded.

	December 31,	June 30,
	2018	2018
Brand name	$1,142,122	$1,142,122
Less: accumulated amortization	(109,142)	(88,872)
Total brand name, net	$1,032,980	$1,053,250

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	December 31,	June 30,
	2018	2018
Domain name	$36,913	$36,913
Less: accumulated amortization	(22,680)	(18,958)
Total brand name, net	$14,233	$17,955

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

	December 31,	June 30,
	2018	2018
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(170,098)	(92,303)
Total recipes and formulas, net	$1,051,503	$1,129,298

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

	December 31,	June 30,
	2018	2018
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(83,336)	(55,612)
Total non-compete agreement, net	$191,646	$219,370

AMORTIZATION EXPENSE

The total intangible amortization expense for the three and six months ended December 31, 2018 was $84,567 and $169,133, respectively, as compared to $29,979 and $59,957, respectively, for the three and six months ended December 31, 2017.

Estimated amortization expenses of intangible assets are as follows:

Years Ending June 30,	Expense
2019	$166,375
2020	335,508
2021	325,678
2022	306,809
2023	286,507
Thereafter	1,405,221
Total	$2,826,098

NOTE 7.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of December 31, 2018, and June 30, 2018, there were no investments requiring the equity method investment accounting.

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

Investments measured at estimated fair value consist of the following as of December 31, 2018 and June 30, 2018:

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$314	$-	$-	$314
USCF mutual fund investment	2,846,759	-	(434,769)	2,411,990
Hedged asset	523,100	119,055	-	642,155
Other equities	3,421	-	(1,427)	1,994
Total investments	$3,373,594	$119,055	$(436,196)	$3,056,453

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$180,138	$-	$-	$180,138
USCF mutual fund investment	2,500,000	280,480		2,780,480
Hedged asset	523,100	-	(280,761)	242,339
Other equities	1,577	-	(529)	1,048
Total investments	$3,204,815	$280,480	$(281,290)	$3,204,005

The following tables summarize the valuation of the Company’s securities at December 31, 2018 and June 30, 2018 using the fair value hierarchy:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$314	$314	$-	$-
USCF mutual fund investment	2,411,990	2,411,990	-	-
Hedge asset	642,155	-	642,155	-
Other equities	1,994	1,994	-	-
Total	$3,056,453	$2,414,298	$642,155	$-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$180,138	$180,138	$-	$-
Mutual fund investment	2,780,480	2,780,480	-	-
Hedge asset	242,339	-	242,339	-
Other equities	1,048	1,048	-	-
Total	$3,204,005	$2,961,666	$242,339	$-

During the six months ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2.

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $195,590 as of December 31, 2018 and $374,617 as of June 30, 2018 are comprised of various components as listed below.

	December 31,	June 30,
	2018	2018

Prepaid expenses and deposits	$182,242	$358,869
Other current assets	13,348	15,748
Total	$195,590	$374,617

Restricted Cash

At December 31, 2018 Gourmet Foods had on deposit NZ$20,000 (approximately US$13,423) securing a lease bond for one of its properties. The same amount was posted at June 30, 2018 and translated to approximately US$13,536. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long-term assets totaling $523,607 at December 31, 2018 and $532,165 at June 30, 2018, were attributed to Wainwright and Original Sprout and consisted of

(i)	$500,000 as of December 31, 2018 and June 30, 2018 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $23,607 as of December 31, 2018 and $32,165 as of June 30, 2018 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for December 31, 2018 and June 30, 2018 were $915,790.

Goodwill is comprised of the following amounts:

	December 31, 2018	June 30, 2018

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company evaluates goodwill impairment annually, or more frequently, any time events or circumstances change that would indicate it is more likely than not that the reporting unit carrying value exceeds its fair value. There was no goodwill impairment for the six months ended December 31, 2018 or 2017.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2018	June 30, 2018
Accounts payable	$1,934,144	$1,935,645
Accrued interest	75,049	56,689
Taxes payable	81,452	3,938
Deferred rent	36,268	3,681
Accrued payroll and vacation pay	259,492	299,630
Other accrued expenses	553,395	949,804
Total	$2,939,800	$3,249,387

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consists of the following:

	December 31, 2018	June 30, 2018

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and six months ended December 31, 2018 was $6,120 and $12,240, respectively, as compared to $6,120 and $12,240, respectively, for the three and six months ended December 31, 2017.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $3.9 million and $8.2 million for the three and six months ended December 31, 2018, respectively, as compared to $4.9 million and $10.0 million, respectively, for the three and six months ended December 31, 2017. Accounts receivable, totaling $1.2 million and $1.5 million as of December 31, 2018 and June 30, 2018, respectively, were owed from these related parties. Fund expense waivers, totaling $0.1 million and $0.2 million for the three and six months ended December 31, 2018, respectively, as compared to $0.2 million and $0.4 million for the three and six months ended December 31, 2017, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.4 million and $0.7 million as of December 31, 2018 and June 30, 2018, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Financial Statements.

NOTE 12.	EQUIPMENT LOANS

As of December 31, 2018, Brigadier had, in the aggregate, an outstanding principal balance of CD$130,901 (approx. US$96,149) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018 reflect the amount of the principal balance which is due within twelve months as a current liability of US$24,675 and US$46,705, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$71,474 and US$149,491 at December 31, 2018 and June 30, 2018 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the three and six months ended December 31, 2018 was US$1,133 and US$3,137, respectively, as compared to US$2,712 and US$4,866, respectively, for the three and six months ended December 31, 2017.

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

On the closing date of the transaction, December 18, 2017, Kahnalytics paid $982,172 in cash towards the purchase price and deposited an additional $1,250,000 in an attorney-held client trust account to be released to the sellers, subject to any downward purchase price adjustment, on June 18, 2018. The amount was subsequently remitted to the sellers on July 9, 2018. The balance of the purchase price, $1,250,000, subject to downward adjustment for prior payments which, as of December 31, 2018, resulted in a balance of $1,160,000, is due by January 5, 2019 and is secured by a promissory note from Kahnalytics and a corporate guarantee from Concierge Technologies.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information for the three and six months ending December 31, 2018 and 2017, assumes the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2017, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Original Sprout LLC been operated as part of the company since July 1, 2017. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

The following table presents consolidated unaudited results of operations for the three and six months ended December 31, 2018 and 2017 assuming the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2017.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	Actual	Pro Forma (1)	Actual	Pro Forma (1)
Net Revenues	$6,695,940	$8,262,974	$13,862,578	$16,388,117
Net Income	$63,161	$64,118	$348,667	$1,013,864
Basic Earnings per Share	$0.00	$0.00	$0.01	$0.03
Diluted Earnings per Share	$0.00	$0.00	$0.01	$0.03

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

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote.

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

As of December 31, 2018, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the six months ended December 31, 2018 or 2017.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.1 million and $1.1 million for the six months ended December 31, 2018 and 2017, respectively. The effective tax rate for the six months ended December 31, 2018 and 2017 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2014 through 2018 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2018 remain open for examination by Canada and New Zealand authorities which is four years. As of December 31, 2018, there were no active taxing authority examinations.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between October 2018 and August 2021, and require monthly rental payments of approximately US$11,122 translated to U.S. currency as of December 31, 2018.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan. The minimum lease obligations require monthly payments of approximately US$5,358 translated to U.S. currency as of December 31, 2018.

Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $7,805 with increases annually.

Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For the three and six months ended December 31, 2018, the combined lease payments of the Company and its subsidiaries totaled $92,428 and $160,276, respectively, as compared to $75,862 and $152,389, respectively, for the three and six months ended December 31, 2017.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2019	$224,930
2020	354,365
2021	319,256
2022	178,506
2023	167,334
2024	84,317
Total minimum lease commitment	$1,328,708

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$73,821) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,423) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

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

USCF manages seven funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. As of December 31, 2018, and December 31, 2017 the expense waiver payable was $0.4 million and $0.9 million, respectively. However, USCF has no obligation to continue such payments into subsequent periods.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes an annual safe harbor matching contribution. There were no annual profit sharing contributions paid during the six months ended December 31, 2018 and 2017.

NOTE 17.	SEGMENT REPORTING

With the acquisition of Wainwright Holdings, Gourmet Foods, Ltd., Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm installations. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of all-natural hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through our wholly owned subsidiary Gourmet Foods, Ltd. and in Canada we provide security alarm system installation and maintenance services to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of December 31, 2018 and June 30, 2018:

	As of December 31, 2018	As of June 30, 2018

Identifiable assets
Corporate headquarters	$2,519,101	$2,123,048
U.S.A. : fund management	12,639,815	13,563,773
U.S.A. : beauty products	4,061,676	3,739,979
New Zealand: food industry	1,824,754	1,959,486
Canada: security alarm	1,617,473	1,714,863
Consolidated	$22,662,819	$23,101,149

The following table presents a summary of operating information for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Revenues
U.S.A. : beauty products and other	$897,457	$88,486
U.S.A. : investment fund management - related party	3,939,004	4,845,624
New Zealand : food industry	1,145,410	1,235,192
Canada : security alarm	714,069	1,196,215
Consolidated total	$6,695,940	$7,365,517

Net income (loss)
Corporate headquarters	$(334,703)	$(700,146)
U.S.A. : beauty products and other	98,893	(30,071)
U.S.A. : investment fund management	220,648	474,172
New Zealand : food industry	24,868	11,311
Canada: security alarm	53,455	222,631
Consolidated total	$63,161	$(22,103)

The following table presents a summary of operating information for the six months ended December 31, 2018 and 2017:

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Revenues
U.S.A. : beauty products and other	$1,799,786	$110,990
U.S.A. : investment fund management - related party	8,161,988	10,003,572
New Zealand : food industry	2,339,704	2,497,653
Canada : security alarm	1,561,100	1,976,116
Consolidated total	$13,862,578	$14,588,331

Net income (loss)
Corporate headquarters	$(675,564)	$(1,372,747)
U.S.A. : beauty products and other	207,285	(26,086)
U.S.A. : investment fund management	579,940	1,898,300
New Zealand : food industry	41,453	18,830
Canada: security alarm	195,553	331,304
Consolidated total	$348,667	$849,601

The following table represents the property, plant and equipment in use at each of the Company's locations as of December 31, 2018 and June 30, 2018:

	As of December 31, 2018	As of June 30, 2018
Asset location
Corporate headquarters	$14,305	$14,305
U.S.A. : beauty products and other	8,181	5,244
U.S.A. : investment fund management	-	-
New Zealand : food industry	1,640,528	1,627,545
Canada : security alarm	335,074	363,833
Total all locations	1,998,088	2,010,927
Less accumulated depreciation	(1,082,782)	(930,456)
Net property, plant and equipment	$915,306	$1,080,471

NOTE 18.	SUBSEQUENT EVENTS

On January 4, 2019, the final payment due for the purchase of assets from Original Sprout LLC was remitted by the Company in the amount of $1,160,000 (see Note 13 Business Combinations). On January 3, 2019, Tabatha Coffey resigned as a director from the Company's Board of Directors (refer to the Current Report on Form 8-K filed on January 4, 2019 and incorporated by reference herein). As of February 13, 2019, a replacement for the vacant director seat has not been nominated.

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

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarms and monitoring systems.
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

Results of Operations

Concierge and Subsidiaries

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Operating Income

Concierge produced an operating income for the three months ended December 31, 2018 of approximately $0.1 million as compared to approximately $0.7 million for the three months ended December 31, 2017. This represents a decrease in operating income of approximately $0.6 million for the three months ended December 31, 2018 when compared to the three months ended December 31, 2017, or approximately 90%. The decrease in operating income is primarily attributable to lower Wainwright revenue due to lower assets under management.

Other Expenses and Income Taxes

Other income (expense) were $24 thousand and ($82) thousand for the three months ended December 31, 2018 and 2017, respectively. Provision for income taxes of $25 thousand compared to $615 thousand for the three months ended December 31, 2018 and 2017, respectively, was a result of new federal income tax laws taking effect as of January 1, 2018 as well as a lower taxable income. After recording a provision for income tax, net income (loss) for the three months ended December 31, 2018 and 2017 was $63 thousand and ($22) thousand, respectively. After giving consideration to currency translation losses of approximately ($47) thousand the comprehensive income for the three months ended December 31, 2018 was approximately $16 thousand as compared to the three months ended December 31, 2017 where the currency translation loss was approximately ($46) thousand, the losses in short term investment valuation was approximately ($37) thousand, and the comprehensive loss was approximately ($104) thousand.

For the Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

Operating Income

Concierge produced an operating income for the six months ended December 31, 2018 of approximately $0.6 million as compared to approximately $2.1 million for the six months ended December 31, 2017. This represents a decrease in operating income of approximately $1.5 million for the six months ended December 31, 2018 when compared to the six months ended December 31, 2017, or approximately 69%. The decrease in operating income is primarily attributable to lower Wainwright revenue due to lower assets under management.

Other Expenses and Income Taxes

Other expenses were $153 thousand and $101 thousand for the six months ended December 31, 2018 and 2017, respectively. A reduction in provision for income taxes to $129 thousand compared to $1.1 million for the six months ended December 31, 2018 and 2017, respectively, was a result of lower operating income in the current period and differing effective tax rates in 2017 resulting from enactment of new tax laws taking effect mid-way through the prior fiscal year as well as lower taxable income. The resulting net income for the six months ended December 31, 2018 and 2017 was $0.3 million and $0.8 million, respectively. After giving consideration to currency translation loss of ($59) thousand, the comprehensive income for the six months ended December 31, 2018 was approximately $0.3 million as compared to the six months ended December 31, 2017 where the currency translation loss was approximately ($39) thousand, the losses in short term investment valuation was approximately ($45) thousand, and the comprehensive income was approximately $0.8 million.

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

In addition, USCF is the sponsor of the USCF Funds Trust, with its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), which were in registration and had not commenced operations, filed to withdraw from registration on March 30, 2018. USCF is also the sponsor of the USCIF Trust, with its USCF Canadian Crude Oil Index Fund ("UCCO"), which is currently in registration but has not commenced operations. UCCO filed to withdraw from registration on December 19, 2018.

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

For the Three Months Ended December 31, 2018, Compared to the Three Months Ended December 31, 2017

Revenue

Average AUM for the three months ended December 31, 2018 decreased to $2.75 billion, or 23%, from the three-month average of $3.56 billion for the three months ended December 31, 2017 due to fund redemption (outflow) trading activity exceeding fund creation (inflow) activity in our larger single commodity funds and partially offset by growth in our broad basket commodity funds. As a result of decreased AUM, revenues also decreased 19%, or $0.91 million, to $3.94 million from $4.85 million over the respective three-month period.

Expenses

Wainwright’s total operating expenses for three months ended December 31, 2018 decreased by $0.52 million to $3.74 million, or 12%, from $4.26 million for the three months ended December 31, 2017. Variable expenses, as described above, decreased $0.08 million over the respective three-month period due to lower overall AUM and included decreases of  $0.21 million from most variable expenses, partially offset by an increase in USCI AUM related sub-advisory fees of $0.13 million and other operating costs of new funds. General and Administrative expenses decreased $0.20 million to $0.51 million for the three months ended December 31, 2018 from $0.70 million for the three months ended December 31, 2017 due to lower fund expense waivers, fund start-up expenses and T&E expenses.  Marketing expenses had a decrease of $0.18 million to $0.67 million for the three months ended December 31, 2018 as compared to the comparable prior year period from a reduction in advertising expenses and variable distribution costs as a result of lower AUM. Employee salaries and compensation expenses were approximately $1.37 million for the three months ended December 31, 2018 compared to $1.53 million for the comparable prior year period due to lower annual bonuses.

Income

Income before taxes for the three months ended December 31, 2018 decreased $0.26 million to $0.22 million from $0.48 million for three months ended December 31, 2017 primarily due to the $0.9 million decrease in revenue, offset by decreases in Operations expenses, Marketing and Advertising expenses, and General and Administrative expenses mentioned above in addition to offsetting dividend income of $0.35 million against $0.33 million in unrealized losses in the fair value of investments included in other income and expense.

For the Six Months Ended December 31, 2018, Compared to the Six Months Ended December 31, 2017

Revenue

Average AUM for the six months ended December 31, 2018 decreased to $2.87 billion, or 23%, from the six-month average of $3.71 billion for the six months ended December 31, 2017. As a result of decreased AUM revenues also decreased 23%, or $1.84 million, to $8.16 million from $10.00 million over the respective six-month period.

Expenses

Wainwright’s total Operating Expenses for six months ended December 31, 2018 decreased by $0.55 million to $7.37 million, or 7%, from $7.92 million for the six months ended December 31, 2017. Variable expenses, as described above, decreased $0.18 million over the respective six-month period due to lower overall AUM and included decreases of  $0.52 million from most variable expenses, partially offset by an increase in USCI AUM related sub-advisory fees of $0.34 million and other operating costs of new funds. General and Administrative expenses decreased $0.27 million to $1.05 million for the six months ended December 31, 2018 from $1.32 million for the six months ended December 31, 2017 due to decreases in fund expense waiver reimbursements based on contractual expense thresholds for certain funds and lower new fund start up expenses partially offset by an increase in legal fees. Marketing expenses had a decrease of $0.21 million to $1.43 million for the six months ended December 31, 2018 as compared to the comparable prior year period due  to lower advertising expenses and lower variable distribution cost as a result of lower AUM.. Employee Salaries and Compensation expenses were $2.39 million, or $0.10 million lower, for the six months ended December 31, 2018 as compared to the comparable prior year period.

Income

Income before taxes for the six months ended December 31, 2018 decreased $1.30 million to $0.64 million from $1.94 million for six months ended December 31, 2017 primarily due to the $1.84 million decrease in revenue partially offset by decreases in Operations expenses and General and Administrative expenses. Additionally,  Wainwright incurred a $0.18 million one-time charge in other expenses related to the liquidation of three funds during the first fiscal quarter.

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

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Net revenues for the three months ended December 31, 2018 were $1.1 million with cost of goods sold of $0.8 million resulting in a gross profit of $0.3 million as compared to the three months ended December 31, 2017 where net revenues were $1.2 million; cost of goods sold were $0.9 million; and gross profit was $0.3 million.

General, administrative and selling expenses, including wages and marketing, for the three months ended December 31, 2018 and 2017 were $0.2 million and $0.3 million producing operating income of $98 thousand and $84 thousand, respectively, or approximately 9% net operating profit for 2018, and 7% for 2017.

The depreciation expense, income tax provision and other expense totaled $73 thousand for the three months ended December 31, 2018 as compared to $73 thousand for 2017, resulting in a net income of approximately $25 thousand as compared to a net income of $11 thousand, respectively.

Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax expense and the fluctuation of currency exchange rates with the New Zealand dollar.

For the Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

Net revenues for the six months ended December 31, 2018 were $2.3 million with cost of goods sold of $1.7 million resulting in a gross profit of $0.6 million as compared to the six months ended December 31, 2017 where net revenues were $2.5  million; cost of goods sold were $1.8 million; and gross profit was $0.7 million.

General, administrative and selling expenses, including wages and marketing, for the six months ended December 31, 2018 and the six months ended December 31, 2017 were $0.4 million and $0.6 million producing operating income of $193 thousand and $164 thousand, respectively, or approximately 8% net operating profit for six months ended December 31, 2018 as compared to 7% for the six months ended December 31, 2017.

The depreciation expense, income tax provision and other income totaled $150 thousand for the six months ended December 31, 2018 as compared to $150 thousand for the six months ended December 31, 2017, resulting in income after income taxes of approximately $41 thousand as compared to income after income taxes of approximately $19 thousand, respectively.

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

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Net revenues for the three months ended December 31, 2018 were $0.7 million with cost of goods sold recorded as approximately $0.4 million, resulting in a gross profit of approximately $0.3 million, or approximately 44%, as compared to the three months ended December 31, 2017 where net revenues were approximately $1.2 million with cost of goods sold of $0.6 million and a gross profit of $0.6 million, or approximately 53%. The difference in gross profit margin percentage between 2018 and 2017 is primarily due to a reclassification of specific costs formerly captured in selling expenses to cost of goods sold due to adoption of ASC 606 (see Note 2).

General, administrative and selling expenses for the three months ended December 31, 2018 were $0.2 million producing an operating profit of $0.1 million or approximately 10% as compared to the three months ended December 31, 2017 where operating profits were $0.3 million, or approximately 24%, with general, administrative and selling expenses of $0.3 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $18 thousand for the three months ended December 31, 2018 resulting in income after income taxes of $53 thousand as compared to income after income taxes of $0.2 million for the three months ended December 31, 2017 where other expense totaled $66 thousand.

For the Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

Net revenues for the six months ended December 31, 2018 were $1.6 million with cost of goods sold recorded as approximately $0.8 million, resulting in a gross profit of approximately $0.7 million with a gross margin of approximately 46% as compared to the six months ended December 31, 2017 where net revenues were approximately $2.0 million with cost of goods sold of $0.9 million and a gross profit of $1.1 million, or approximately 53%.

General, administrative and selling expenses for the six months ended December 31, 2018 were $0.4 million producing an operating profit of $0.3 million or approximately 17% as compared to the six months ended December 31, 2017 where operating profits were $0.4 million, or approximately 21%, with general, administrative and selling expenses of $0.7 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $70 thousand for the six months ended December 31, 2018 resulting in income after income taxes of $0.2 million as compared to income after income taxes of $0.3 million for the six months ended December 31, 2017 where other expense totaled $90 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 13 to the Consolidated Financial Statements). For the three and six month periods ended December 31, 2017, Kahnalytics had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets on December 18, 2017, and as of December 31, 2017, the residual business the company was founded to oversee was being wound down as management made preparations to transition focus to another industry. As a result, there is no meaningful comparative data for the three or six month periods ending December 31, 2017 as business operations did not begin until the end of December 2017.

For the three months ended December 31, 2018

Net revenues for the three months ended December 31, 2018 were $0.9 million with cost of goods sold recorded of approximately $0.5 million producing a gross profit of approximately $0.4 million and a gross margin of approximately 43%. General, administrative and selling expenses were approximately $0.2 million, resulting in an operating income of approximately $0.2 million or 21%. After consideration given to income tax provision of approximately $38 thousand, depreciation and amortization of intangible assets of approximately $55 thousand, the net income for the three months ended December 31, 2018 was approximately $0.1 million.

For the six months ended December 31, 2018

Net revenues for the six months ended December 31, 2018 were $1.8 million with cost of goods sold recorded of approximately $1.0 million producing a gross profit of approximately $0.8 million and a gross margin of approximately 44%. General, administrative and selling expenses were approximately $0.4 million, resulting in an operating income of approximately $0.4 million or 20%. After consideration given to income tax expense of approximately $38 thousand, depreciation and amortization of intangible assets of approximately $110 thousand, the net income for the six months ended December 31, 2018 was approximately $0.2 million.

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

As of December 31, 2018, we had $7.8 million of cash and cash equivalents on a consolidated basis as compared to $7.5 million as of June 30, 2018. Over the six month period ending December 31, 2018, we have also reduced our liability balances in accounts payable, equipment loans and purchase price payable resulting in an increase in stockholder equity of approximately $0.3 million.

Borrowings

As of December 31, 2018, we had $0.7 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.8 million as of June 30, 2018. Concierge, without inclusion of its subsidiary companies, as of December 31, 2018 and June 30, 2018, had $0.6 million of indebtedness. We are not required to make interest payments on our notes until the maturity date.

Current related party notes payable consist of the following:

	December 31, 2018	June 30, 2018
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

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

During the prior eighteen months, our subsidiary Brigadier has been purchasing new service vehicles to replace the aging leased vehicle fleet. The new vehicles are, in part, financed by a Saskatchewan-based bank through an installment loan agreement related to each vehicle collateralized individually as the vehicles are delivered. As of December 31, 2018, Brigadier had, in the aggregate, an outstanding principal balance of CD$130,900 (approximately US$96,149). The loan principal together with interest is amortized over 60 equal monthly installments. (Refer to Note 12 in the Consolidated Financial Statements)

Investments

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

3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[6]
3.3	Amended Bylaws of Concierge Technologies, Inc. which became the Bylaws of Concierge Technologies, Inc. on March 22, 2017.[6]
3.9	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[10]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[1]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[1]
10.3	Convertible Promissory Note by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc. dated January 27, 2016.[3]
10.4	Amended and Restated Asset Purchase Agreement by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[7]
14.1	Code of Business Conduct and Ethics[11]
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[8]
17.1	Departure of Director[9]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

(1)	Filed herewith.

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

9Previously filed with Current Report on Form 8-K on January 4, 2019 and incorporated by reference herein.

10Previously filed with Current Report on Form 10-K on October 8, 2010 for year ended June 30, 2010 and incorporated by reference herein.

11Previously filed with Current Report on Form 10-K on September 28, 2018 for year ended June 30, 2018 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: February 14, 2019	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.