Form 10-Q
period 2019-03-31
CONCIERGE TECHNOLOGIES INC
filed 2019-05-15
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

949-429-5370

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

☒   Yes     ☐    No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒   Yes     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Security	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value	CNCG	OTC Markets QB Exchange

The registrant had 37,237,519 shares of Common Stock, $0.001 par value, and 53,032 shares of Series B Convertible, Voting, Preferred Stock on May 10, 2019. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	June 30, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,731,303	$7,524,114
Accounts receivable, net	1,050,412	1,068,240
Accounts receivable - related parties	1,207,361	1,458,159
Inventories	1,212,076	931,065
Prepaid income tax and tax receivable	2,159,380	2,138,636
Investments	1,035,991	3,204,005
Other current assets	482,851	374,617
Total current assets	15,879,374	16,698,836

Restricted cash	13,609	13,536
Property and equipment, net	854,245	1,080,471
Goodwill	915,790	915,790
Intangible assets, net	2,743,370	2,995,231
Deferred tax assets, net	865,120	865,120
Other assets	523,607	532,165
Total assets	$27,795,115	$23,101,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,042,058	$3,249,387
Expense waivers	462,462	662,650
Purchase consideration payable	-	1,205,000
Notes payable - related parties	3,500	3,500
Equipment loans	25,463	46,705
Total current liabilities	3,533,483	5,167,242

Notes payable - related parties	600,000	600,000
Equipment loans, net of current portion	66,461	149,491
Deferred tax liabilities	208,419	208,419
Total liabilities	4,408,363	6,125,152

STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $0.001; 50,000,000 shares authorized Series B: 53,032 issued and outstanding at March 31, 2019 and 436,951 at June 30, 2018	53	437
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,237,519 shares issued and outstanding at March 31, 2019 and 29,559,139 at June 30, 2018	37,237	29,559
Additional paid-in capital	9,178,838	9,186,132
Accumulated other comprehensive (loss) income	(144,939)	148,808
Retained earnings	8,315,563	7,611,061
Total stockholders' equity	17,386,752	16,975,997
Total liabilities and stockholders' equity	$21,795,115	$23,101,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net revenue
Fund management - related party	$3,567,702	$4,345,234	$11,729,689	$14,348,806
Food products	1,114,958	1,236,137	3,471,776	3,752,093
Security alarm monitoring	819,695	553,723	2,378,421	2,527,958
Beauty products and other	749,889	654,842	2,549,674	765,833
Net revenue	6,252,244	6,789,936	20,129,560	21,394,690

Cost of revenue	1,637,694	1,447,459	5,233,458	4,173,924

Gross profit	4,614,550	5,342,477	14,896,102	17,220,766

Operating expense
General & administrative expense	997,321	1,279,509	3,153,638	3,835,759
Fund operations	1,130,070	1,207,562	3,540,458	3,632,571
Marketing and advertising	678,664	1,031,003	2,313,322	2,747,351
Depreciation and amortization	173,387	201,630	523,595	430,740
Salaries and compensation	1,473,004	1,400,331	4,578,376	4,349,771
Total operating expenses	4,452,446	5,120,035	14,109,389	14,996,192

Income from operations	162,104	222,442	786,713	2,224,574

Other (expense) income
Other (expense) income	1,731	(228,380)	(508,543)	(262,174)
Interest and dividend income	3,011	102,597	358,425	108,976
Interest expense	(7,064)	(72,793)	(22,436)	(86,574)
Total other (expense) income, net	(2,322)	(198,576)	(172,554)	(239,772)

Income before income taxes	159,782	23,866	614,159	1,984,802

Provision of income taxes	(83,898)	(23,087)	(189,608)	(1,134,422)

Net income	$75,884	$779	$424,551	$850,380

Weighted average shares of common stock
Basic	34,045,383	29,559,139	31,021,688	29,559,139
Diluted	38,298,159	38,298,159	38,298,159	38,298,159

Net income per common share
Basic	$0.00	$(0.00)	$0.01	$0.03
Diluted	$0.00	$(0.00)	$0.01	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net income	$75,884	$779	$424,551	$850,380

Other comprehensive (loss) income
Foreign currency translation (loss) gain	44,912	(52,004)	(13,796)	(55,003)
Changes in short-term investment valuation	-	269,162	-	188,529
Comprehensive income	$120,796	$217,937	$410,755	$983,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
FOR THE NINE MONTH PERIODS ENDING MARCH 31, 2019 AND MARCH 31, 2018

Period Ending March 31, 2019	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$148,808	$7,611,061	$16,975,997
(Loss) on currency translation	-	-	-	-	-	(11,583)	-	(11,583)
Reclass of investment gains	-	-	-	-	-	(279,951)	279,951	-
Net income	-	-	-	-	-	-	285,954	285,954
Balance at September 30, 2018	436,951	437	29,559,139	29,559	9,186,132	(142,726)	8,176,966	17,250,368
(Loss) on currency translation	-	-	-	-	-	(47,125)	-	(47,125)
Net income	-	-	-	-	-	-	62,713	62,713
Balance at December 31, 2018	436,951	437	29,559,139	29,559	9,186,132	(189,851)	8,239,679	17,265,956
Gain on currency translation	-	-	-	-	-	44,912	-	44,912
Conversion of preferred shares	(383,919)	(384)	7,678,380	7,678	(7,294)	-	-	-
Net income	-	-	-	-	-	-	75,884	75,884
Balance at March 31, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(144,939)	$8,315,563	$17,386,752

Period Ending March 31, 2018	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2017	436,951	$2,011,934	29,559,139	$29,559	$7,174,635	$119,338	$5,876,375	$13,199,907
Gain on currency translation	-	-	-	-	-	42,705	-	42,705
Change in investment valuation	-	-	-	-	-	(44,097)	-	(44,097)
Net income	-	-	-	-	-	-	871,704	871,704
Balance at September 30, 2017	436,951	2,011,934	29,559,139	29,559	7,174,635	117,946	6,748,079	14,070,219
Reclassification of Series B Preferred stock par value (1)	-	437	-	-	-	-	-	437
Reclassification of Series B Preferred to APIC (1)	-	(2,011,497)	-	-	2,011,497	-	-	2,011,497
(Loss) on currency translation	-	-	-	-	-	(45,704)	-	(45,704)
Change in investment valuation	-	-	-	-	-	(36,536)	-	(36,536)
Net loss	-	-	-	-	-	-	(22,103)	(22,103)
Balance at December 31, 2017	436,951	437	29,559,139	29,559	9,186,132	35,706	6,725,976	15,977,810
(Loss) on currency translation	-	-	-	-	-	(52,004)	-	(52,004)
Change in investment valuation	-	-	-	-	-	269,162	-	269,162
Net income	-	-	-	-	-	-	779	779
Balance at March 31, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$252,864	$6,726,755	$16,195,747

Note (1) Upon issuance of the preferred shares in the Wainwright acquisition, the Company no longer had sufficient authorized, unissued, common stock to allow for Series B conversion. Accordingly, the Series B was reclassified to the mezzanine section. On December 15, 2017 a 1:30 reverse stock split was completed and allowed for the Series B shares to be moved from the mezzanine section to stockholders' equity. All share amounts have been adjusted for the reverse stock split (Note 14).

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Month Periods Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$424,551	$850,380
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	523,595	430,740
(Gain) loss on sale of investments	(29,463)	341,553
(Gain) loss on disposal of property and equipment	(3,381)	(3,193)
Decrease (increase) in current assets:
Accounts receivable	11,381	404,667
Accounts receivable - related party	250,798	319,654
Deferred taxes, net	-	371,837
Prepaid income taxes	110,124	(377,523)
Inventories	(284,506)	(131,318)
Other current assets	(109,728)	(164,258)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(350,473)	(154,745)
Expense waivers - related party	(200,187)	466,069
Net cash (used in) provided by operating activities	342,711	2,353,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	(1,205,000)	(2,254,672)
Purchase of property and equipment	(26,985)	(302,133)
Sale of investments	3,197,479	1,372,019
Purchase of investments	(1,000,000)	(1,023,593)
Net cash provided by (used in) investing activities	965,494	(2,208,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan	-	178,604
Repayment of equipment loan	(104,272)	(55,199)
Net cash provided by financing activities	(104,272)	123,405

Effect of exchange rate change on cash and cash equivalents	3,256	65,897

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,207,189	334,786

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	7,524,114	6,730,486

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$8,731,303	$7,065,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$43,000	$960,800
Non-cash activities:
Purchase consideration payable (see Note 13)	$-	$1,227,500

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company does not currently maintain an allowance for doubtful accounts as it believes all accounts are collectible. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2019 and June 30, 2018, the Company had nil and $51,747, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of March 31, 2019, and June 30, 2018, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers & Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is dependent upon its contractual relationship with an alarm monitoring company who pays Brigadier for supplying and installing alarm systems and continues to remit monthly recurring revenues in exchange for customer service and support functions. Sales to the largest customer, which includes system installations and recurring monthly payments, totaled 46% of the total revenues for the three months ended March 31, 2019 and 52% for the nine months ended March 31, 2019 as compared to 51% of the total revenues for the three month period ended March 31, 2018 and 39% for the nine month period ended March 31, 2018, respectively, while accounting for approximately 31% and 35% of accounts receivable as of March 31, 2019 and June 30, 2018, respectively. Another large customer for the three months ended March 31, 2019 accounted for 12% of the total revenues and 23% of the accounts receivable while being insignificant in total sales for the nine month period ending March 31, 2019. A third significant customer for the three months ended March 31, 2019 accounted for 10% of total revenues and 16% of accounts receivable. Neither of the later two customers had significant sales totals for the three or nine month periods ended March 31, 2019.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three months ended March 31, 2019 and 2018, our largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 19% and 22%, respectively, of our gross sales revenues as compared to 21% and 20%, respectively, for the nine months ended March 31, 2019 and 2018. The same customer accounted for 25% and 33% of our accounts receivable for as of March 31, 2019 and June 30, 2018, respectively. The second largest customer in the grocery industry accounted for approximately 11% and 12% of our gross revenues for the three and nine month periods ended March 31, 2019, respectively, as compared to 12% and 11% of gross revenues for the three and nine month periods ended March 31, 2018. The same customer accounted for 16% of our accounts receivable as of March 31, 2019 compared to 16% as of June 30, 2018. In the gasoline convenience store market we supply two major channels. The largest is a marketing consortium of gasoline dealers who, for the three and nine months ended March 31, 2019 accounted for approximately 46% and 44%, respectively, of our gross sales revenues as compared to 42% and 42% for the three and nine months ended March 31, 2018. No single member of the consortium is responsible for a significant portion of our accounts receivable. The second largest are independent operators accounting for less than 10% of gross sales however no single independent operator is responsible for a significant portion of our accounts receivable. The third category of independent retailers and cafes accounted for the balance of our gross sales revenue however the group is fragmented and no one customer accounts for a significant portion of our revenues or accounts receivable. Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise.

Concierge, through Original Sprout, has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had 2 significant customers for the three month period ended March 31, 2019, accounting for 13% of total revenues each. Neither of these customers had significant sales for the three month period ended March 31, 2018. One of these customers also accounted for 11% of the total revenues for the nine month period ended March 31, 2019. Because the current business only commenced on December 18, 2017, there is no meaningful comparison data for the nine month period ending March 31, 2018.  One of these same customers accounted for 22% of accounts receivable at March 31, 2019 and 10% at June 30, 2018, while the other was insignificant. Original Sprout is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and nine month revenues as of March 31, 2019 and March 31, 2018 along with the accounts receivable at March 31, 2019 as compared with June 30, 2018 as depicted below.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Revenue		Revenue
Fund
USO	$1,803,427	51%	$2,187,506	50%
USCI	912,419	25%	1,038,924	24%
UNG	432,915	12%	648,691	15%
All Others	418,941	12%	470,113	11%
Total	$3,567,702	100%	$4,345,234	100%

	Nine Months Ended March 31, 2019		Nine Months Ended March 31, 2018
	Revenue		Revenue
Fund
USO	$5,641,829	48%	$7,630,965	53%
USCI	3,262,108	28%	2,996,917	21%
UNG	1,510,303	13%	2,220,710	16%
All Others	1,315,449	11%	1,500,214	10%
Total	$11,729,689	100%	$14,348,806	100%

	March 31, 2019		June 30, 2018
	Accounts Receivable		Accounts Receivable
Fund
USO	$598,810	49%	$674,535	46%
USCI	309,916	26%	431,288	30%
UNG	142,351	12%	182,399	12%
All Others	156,284	13%	169,937	12%
Total	$1,207,361	100%	$1,458,159	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the nine months ended March 31, 2019 and 2018 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each fiscal year to determine what inventory items have remained in stock from the close of the previous fiscal year. If such items exist, either a reserve is established to reduce inventory value by the value of these items, or these items are removed from the inventory valuation and recorded as an expense. For the three and nine month periods ended March 31, 2019 and March 31, 2018, the expense for slow moving or obsolete inventory was $0 for each. As of March 31, 2019 and June 30, 2018 there was no reserve established for slow moving inventory valuation.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the nine months ended March 31, 2019 or 2018.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the nine months ended March 31, 2019 or 2018.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three or nine months ended March 31, 2019 or March 31, 2018.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety. There were no transfers between levels during the nine months ended March 31, 2019 and 2018.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security alarm revenue in the Condensed Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security alarm revenue in the Condensed Consolidated Statements of Operations, which for the three and nine months ended March 31, 2019, were approximately $181 thousand and $545 thousand, respectively, or approximately 22% and 23%, of the total security alarm revenues. These revenues for the three and nine months ended March 31, 2019 account for approximately 3% and 3%, respectively, of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Marketing and Advertising Costs

The Company expenses the cost of marketing and advertising as incurred. Marketing and advertising costs for the three and nine months ended March 31, 2019 were approximately $0.7 million and $2.3 million, respectively, as compared to approximately $1.0 million and $2.7 million for the three and nine month periods ended March 31, 2018.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the each of the three and nine months ended March 31, 2019 and 2018, a determination was made that no adjustments were necessary, except for the amount provisionally recorded to goodwill as related to the purchase of assets by Original Sprout. After the results of an independent valuation of the identifiable intangible assets were known, the Company's subsidiary Original Sprout restated its purchase price allocation in accordance with the table found in Note 13 to these financial statements.

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

Diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended March 31, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income	$75,884	34,045,383	$0.00
Effect of dilutive securities
Preferred stock Series B	-	4,252,776	-
Diluted income per share	$75,884	38,298,159	$0.00

	For the Three Months Ended March 31, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$779	29,559,139	$0.00
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$779	38,298,159	$0.00

	For the Nine Months Ended March 31, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income	$424,551	31,021,688	$0.01
Effect of dilutive securities
Preferred stock Series B	-	7,276,471	-
Diluted income per share	$424,551	38,298,159	$0.01

	For the Nine Months Ended March 31, 2018
	Net Income	Shares	Per Share

Basic income per share:
Net income	$850,380	29,559,139	$0.03
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$850,380	38,298,159	$0.02

NOTE 4.	INVENTORIES

Inventories consisted of the following as of:

	March 31,	June 30,
	2019	2018
Raw materials	$247,277	$195,674
Supplies and packing materials	166,693	142,257
Finished goods	798,106	593,134
Total	$1,212,076	$931,065

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of:

	March 31, 2019	June 30, 2018
Plant and equipment	$1,529,210	$1,487,568
Furniture and office equipment	185,970	171,978
Vehicles	328,746	351,381
Total property, plant and equipment, gross	2,043,926	2,010,927
Accumulated depreciation	(1,189,681)	(930,456)
Total property, plant and equipment, net	$854,245	$1,080,471

For the three and nine month periods ended March 31, 2019 depreciation expense for property, plant and equipment totaled $90,659 and $271,734, respectively, as compared to $90,306 and $259,460 for the three and nine month periods ended March 31, 2018, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31,	June 30,
	2019	2018
Brand name	$1,142,123	$1,142,122
Domain name	36,913	36,913
Customer relationships	700,252	700,252
Non-compete agreement	274,982	274,982
Recipes and formulas	1,221,601	1,221,601
Total	3,375,871	3,375,870
Less : accumulated amortization	(632,501)	(380,639)
Net intangibles	$2,743,370	$2,995,231

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

	March 31,	June 30,
	2019	2018
Customer relationships	$700,252	700,252
Less: accumulated amortization	(183,896)	(124,895)
Total customer relationships, net	$516,356	575,357

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

	March 31,	June 30,
	2019	2018
Brand name	$1,142,123	$1,142,122
Less: accumulated amortization	(119,059)	(88,872)
Total brand name, net	$1,023,064	$1,053,250

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years.

	March 31,	June 30,
	2019	2018
Domain name	$36,913	$36,913
Less: accumulated amortization	(24,500)	(18,958)
Total brand name, net	$12,413	$17,955

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

	March 31,	June 30,
	2019	2018
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(208,149)	(92,303)
Total recipes and formulas, net	$1,013,452	$1,129,298

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

	March 31,	June 30,
	2019	2018
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(96,897)	(55,612)
Total non-compete agreement, net	$178,085	$219,370

AMORTIZATION EXPENSE

The total intangible amortization expense for the three and nine months ended March 31, 2019 was $82,728 and $251,861, respectively, as compared to $71,992 and $131,948, respectively, for the three and nine months ended March 31, 2018.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2019	$83,647
2020	335,508
2021	325,678
2022	306,809
2023	286,508
Thereafter	1,405,220
Total	$2,743,370

NOTE 7.	INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investments measured at estimated fair value consist of the following as of March 31, 2019 and June 30, 2018:

	March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,000,335	$-	$-	$1,000,335
USCF mutual fund investment	-	-	-	-
Hedged asset	33,203	-	-	33,203
Other equities	3,421	-	(968)	2,453
Total investments	$1,036,959	$-	$(968)	1,035,991

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$180,138	$-	$-	$180,138
USCF mutual fund investment	2,500,000	280,480		2,780,480
Hedged asset	523,100	-	(280,761)	242,339
Other equities	1,577	-	(529)	1,048
Total investments	$3,204,815	$280,480	$(281,290)	$3,204,005

The following tables summarize the valuation of the Company’s securities at March 31, 2019 and June 30, 2018 using the fair value hierarchy:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$1,000,335	$1,000,335	$-	$-
USCF mutual fund investment	-	-	-	-
Hedge asset	33,203	-	33,203	-
Other equities	2,453	2,453	-	-
Total	$1,035,991	$1,002,788	$33,203	$-

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$180,138	$180,138	$-	$-
Mutual fund investment	2,780,480	2,780,480	-	-
Hedge asset	242,339	-	242,339	-
Other equities	1,048	1,048	-	-
Total	$3,204,005	$2,961,666	$242,339	$-

During the three and nine months ended March 31, 2019 and 2018, there were no transfers between Level 1 and Level 2.

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $482,851 as of March 31, 2019 and $374,617 as of June 30, 2018 are comprised of various components as listed below.

	March 31,	June 30,
	2019	2018

Prepaid expenses and deposits	$467,490	$358,869
Other current assets	15,361	15,748
Total	$482,851	$374,617

Restricted Cash

At March 31, 2019 Gourmet Foods had on deposit NZ$20,000 (approximately US$13,609) securing a lease bond for one of its properties. The same amount was posted at June 30, 2018 and translated to approximately US$13,536. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long-term assets totaling $523,607 at March 31, 2019 and $532,165 at June 30, 2018, were attributed to Wainwright and Original Sprout and consisted of

(i)	$500,000 as of March 31, 2019 and June 30, 2018 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $23,607 as of March 31, 2019 and $32,165 as of June 30, 2018 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for March 31, 2019 and June 30, 2018 were $915,790.

Goodwill is comprised of the following amounts:

	March 31, 2019	June 30, 2018

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company evaluates goodwill impairment annually, or more frequently, any time events or circumstances change that would indicate it is more likely than not that the reporting unit carrying value exceeds its fair value. There was no goodwill impairment for the nine months ended March 31, 2019 or 2018.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2019	June 30, 2018
Accounts payable	$1,579,906	$1,935,645
Accrued interest	93,277	56,689
Taxes payable	139,958	3,938
Deferred rent	36,672	3,681
Accrued payroll and vacation pay	155,500	299,630
Other accrued expenses and liabilities	1,036,745	949,804
Total	$3,042,058	$3,249,387

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31, 2019	June 30, 2018

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and nine months ended March 31, 2019 were $5,987 and $18,227, respectively, and for the three and nine months ended March 31, 2018 the interest expense for all related party notes were $5,987 and $18,227, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $3.6 million and $11.7 million for the three and nine months ended March 31, 2019, respectively, were earned from these related parties as compared to $4.3 million and $14.3 million for the three and nine month periods ended March 31, 2018. Accounts receivable, totaling $1.2 million and $1.5 million as of March 31, 2019 and June 30, 2018, respectively, were owed from these related parties. Fund expense waivers, totaling $0.1 million and $0.2 million for the three and nine months ended March 31, 2019, respectively, were incurred on behalf of these related parties as compared to $0.2 million and $0.6 million for the three and nine month periods ended March 31, 2018. Waivers payable, totaling $0.5 million and $0.7 million as of March 31, 2019 and June 30, 2018, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Financial Statements.

NOTE 12.	EQUIPMENT LOANS

As of March 31, 2019, Brigadier had, in the aggregate, an outstanding principal balance of CD$122,643 (approx. US$91,923) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018 reflect the amount of the principal balance which is due within twelve months as a current liability of US$25,463 and US$46,705, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$66,461 and US$149,491 at March 31, 2019 and June 30, 2018 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the three and nine months ended March 31, 2019 and was US$1,077 and US$4,209, respectively, as compared to US$2,630 and US$7,596 for the three and nine month periods ended March 31, 2018.

NOTE 13.	BUSINESS COMBINATIONS

Acquisition of the assets of The Original Sprout, LLC

Kahnalytics, Inc., a wholly owned subsidiary of Concierge Technologies domiciled in California, was founded during May 2015 for the purpose of carrying on the residual business from the disposal of Concierge Technologies' former subsidiary, Wireless Village dba/Janus Cam. As that business segment slowly wound down over the ensuing two years, management began a search for another business opportunity for Kahnalytics. Accordingly, on December 18, 2017, Kahnalytics acquired all of the assets of The Original Sprout, LLC, a California limited liability company. Simultaneous with the acquisition, Kahnalytics registered a "doing business as" (or "dba") name of “Original Sprout” and transitioned its business to the manufacture, warehousing and wholesale distribution of non-toxic, vegan, hair and skin care products under the brand name Original Sprout. The acquisition by Kahnalytics was financed through a non-interest bearing note from Concierge Technologies. The purchase price was approximately $3.5 million with payments to be made over the course of a twelve-month period and per the estimated allocation as depicted in the following table.

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

On the closing date of the transaction, December 18, 2017, Kahnalytics paid $982,172 in cash towards the purchase price and deposited an additional $1,250,000 in an attorney-held client trust account which was released to the sellers, after downward adjustments due to changes in acquired accounts receivable, on May 18, 2018. The balance of the purchase price, $1,250,000, subject to downward adjustment for prior payments, resulted in a balance of $1,160,000 which was paid on January 5, 2019.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information for the three and nine month periods ending March 31, 2019 and 2018, assumes the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2017, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of Original Sprout LLC been operated as part of the company since July 1, 2017. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

The following table presents consolidated unaudited results of operations for the three and nine month periods ended March 31, 2019 and 2018 assuming the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2017.

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018
	Actual	Pro Forma (1)
Net Revenues	$20,129,560	$23,467,041
Net Income	$424,551	$1,436,402
Basic Earnings per Share	$0.01	$0.05
Diluted Earnings per Share	$0.01	$0.04

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

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Voting, Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remain 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of March 31, 2019.

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

As of March 31, 2019, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three and nine months ended March 31, 2019 or 2018.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.2 million and $1.1 million for the nine months ended March 31, 2019 and 2018, respectively. The effective tax rate for the nine months ended March 31, 2019 and 2018 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2014 through 2018 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2018 remain open for examination by Canada and New Zealand authorities which is four years. As of March 31, 2019, there were no active taxing authority examinations.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between September 2019 and August 2021, and require monthly rental payments of approximately US$11,278 translated to U.S. currency as of March 31, 2019.

Brigadier leases office and storage facilities in Saskatoon and Regina, Saskatchewan with expiration dates in May and June 2019. The company expects to renew its leases on reasonable terms for an additional three years. The minimum lease obligations require monthly payments of approximately US$4,572 translated to U.S. currency as of March 31, 2019.

Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $7,837 with increases annually.

Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2019	$106,049
2020	375,823
2021	340,575
2022	198,719
2023	187,326
2024	100,952
Total minimum lease commitment	$1,309,444

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$74,854) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,609) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

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

USCF manages four funds which have expense waiver provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain thresholds amounts. As of March 31, 2019, and June 30, 2018 the expense waiver payable was $0.5 million and $0.7 million, respectively. However, USCF has no obligation to continue such payments into subsequent periods.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes an annual safe harbor contribution. There were no annual profit sharing contributions paid during the nine months ended March 31, 2019 and 2018.

NOTE 17.	SEGMENT REPORTING

With the acquisition of Wainwright Holdings, Gourmet Foods, Ltd., Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through our wholly owned subsidiary Gourmet Foods, Ltd. and in Canada we provide security alarm system installation and maintenance services to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
Identifiable assets:
Corporate headquarters	$2,695,581	$2,123,048
U.S.A.: beauty products and other	3,671,605	13,563,773
U.S.A.: fund management	11,847,588	3,739,979
New Zealand: food industry	1,873,573	1,959,486
Canada: security alarm monitoring	1,706,768	1,714,863
Consolidated total	$21,795,115	$23,101,149

The following table presents a summary of operating information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues from unaffiliated customers:
U.S.A. : beauty products and other	$749,889	$654,842
U.S.A. : investment fund management	3,567,702	4,345,234
New Zealand : food industry	1,114,958	1,236,137
Canada : security alarm monitoring	819,695	553,723
Consolidated total	$6,252,244	$6,789,936

Net (loss) income:
Corporate headquarters	$(304,934)	$(184,497)
U.S.A. : beauty products and other	46,078	(104,387)
U.S.A. : investment fund management	193,203	198,781
New Zealand : food industry	64,223	102,186
Canada : security alarm monitoring	77,314	(11,304)
Consolidated total	$75,884	$779

The following table presents a summary of operating information for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Revenues from unaffiliated customers:
U.S.A. : beauty products and other	$2,549,674	$765,833
U.S.A. : investment fund management	11,729,689	14,348,806
New Zealand : food industry	3,471,776	3,752,093
Canada : security alarm monitoring	2,378,421	2,527,958
Consolidated total	$20,129,560	$21,394,690

Net (loss) income:
Corporate headquarters	$(1,004,133)	$(686,055)
U.S.A. : beauty products and other	253,363	(130,473)
U.S.A. : investment fund management	796,576	1,226,349
New Zealand : food industry	105,676	121,016
Canada : security alarm monitoring	273,069	319,543
Consolidated total	$424,551	$850,380

The following table represents the property, plant and equipment in use at each of the Company's locations as of March 31, 2019 and June 30, 2018:

	As of March 31, 2019	As of June 30, 2018

Asset Location
Corporate headquarters	$14,305	$14,305
U.S.A. : beauty products and other	9,545	5,244
New Zealand : food industry	1,678,159	1,627,545
Canada : security alarm monitoring	341,917	363,833
Total All Locations	2,043,926	2,010,927
Less accumulated depreciation	(1,189,681)	(930,456)
Net property, plant and equipment	$854,245	$1,080,471

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarms and monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, was insignificant and was terminated in 2017 after transitioning to the current business of distributing hair and skin care products.

Results of Operations

Concierge and Subsidiaries

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Operating Income

Concierge produced an operating income for the three months ended March 31, 2019 of approximately $0.2 million as compared to approximately $0.2 million for the three months ended March 31, 2018.

Other Expenses and Income Taxes

Other (expense) were ($3) thousand and ($199) thousand for the three months ended March 31, 2019 and 2018, respectively. Provision for income taxes of $84 thousand compared to $23 thousand for the three months ended March 31, 2019 and 2018, respectively, was a result of new federal income tax laws taking effect as of January 1, 2018, but having an effect on tax provisions recorded for prior quarters and the overall estimated tax for the fiscal year ending June 30, 2018. After recording a provision for income tax, net income for the three month periods ended March 31, 2019 and 2018 was $76 thousand and $0.8 thousand, respectively. After giving consideration to currency translation gains of approximately $45 thousand, the comprehensive income for the three months ended March 31, 2019 was approximately $121 thousand as compared to the three months ended March 31, 2018 where the currency translation loss was approximately ($52) thousand, the changes in short term investment valuation was approximately $269 thousand, and the comprehensive income was approximately $218 thousand.

For the Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

Operating Income

Concierge produced an operating income for the nine months ended March 31, 2019 of approximately $0.8 million as compared to approximately $2.2 million for the nine months ended March 31, 2018. This represents a decrease in operating income of approximately $1.4 million for the nine months ended March 31, 2019 when compared to the nine months ended March 31, 2018, or approximately 65%. The decrease in operating income is attributed to lower Wainwright revenue due to lower assets under management.

Other Expenses and Income Taxes

Other expenses were ($173) thousand and ($240) thousand for the nine months ended March 31, 2019 and 2018, respectively. A reduction in provision for income taxes to $0.2 million compared to $1.1 million was recorded for the nine months ended March 31, 2019 and 2018, respectively. The resulting net income for the nine months ended March 31, 2019 and 2018 was $0.4 million and $0.9 million, respectively. After giving consideration to currency translation loss of approximately $14 thousand, the comprehensive income for the nine months ended March 31, 2019 was approximately $0.4 million as compared to the nine months ended March 31, 2018 where the currency translation loss was approximately ($55) thousand, the gains in short term investment valuation were approximately $189 thousand, and the comprehensive income was approximately $1 million.

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

Advisers as fund manager for each series within the USCF ETF Trust and the USCF Mutual Funds Trust
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017
Stock Split Index Fund (“TOFR”)	Fund launched September 2014; Liquidated October 20, 2017
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016; Liquidated October 20, 2017
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund	Fund launched May 2018

USCF Mutual Funds Trust ("Mutual Funds Trust")
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017; Liquidated March 21, 2019

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

For the Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018

Revenue

Average AUM for the three months ended March 31, 2019 decreased to $2.6 billion, or 19%, from the three-month average of $3.2 billion for the three months ended March 31, 2018 due to fund redemption (outflow) trading activity exceeding fund creation (inflow) activity in our larger commodity funds. As a result of decreased AUM, revenue decreased 18%, or $0.78 million, to $3.57 million from $4.35 million over the respective three-month period.

Expenses

Wainwright’s total operating expenses for three months ended March 31, 2019 decreased by $0.61 million to $3.37 million, or 15%, from $3.98 million for the three months ended March 31, 2018. Variable expenses, as described above, decreased $0.16 million over the respective three-month period due to lower overall AUM. General and Administrative expenses decreased $0.14 million to $0.55 million for the three months ended March 31, 2019 from $0.69 million for the three months ended March 31, 2018 due to lower fund expense waivers, professional fees and T&E expenses. Marketing expenses had a decrease of $0.34 million to $0.58 million for the three months ended March 31, 2019 as compared to the comparable prior year period due to a reduction in advertising expenses and variable distribution costs as a result of lower AUM. Employee salaries and compensation expenses were approximately $1.07 million for the three months ended March 31, 2019 compared to $1.04 million for the comparable prior year period.

Income

Income before taxes for the three months ended March 31, 2019 decreased $5 thousand to $0.19 million from $0.20 million for three months ended March 31, 2018 primarily due to the $0.78 million decrease in revenue, offset by decreases in operations expenses, marketing and advertising expenses, and general and administrative expenses mentioned above.

For the Nine Months Ended March 31, 2019, Compared to the Nine Months Ended March 31, 2018

Revenue

Average AUM for the nine months ended March 31, 2019 decreased to $2.8 billion, or 21%, from the nine-month average of $3.5 billion for the nine months ended March 31, 2018. As a result of decreased AUM, revenues decreased 18%, or $2.62 million, to $11.73 million from $14.35 million over the respective nine-month period.

Expenses

Wainwright’s total Operating Expenses for nine months ended March 31, 2019 decreased by $1.16 million to $10.74 million, or 10%, from $11.90 million for nine months ended March 31, 2018. Variable expenses, as described above, decreased $0.34 million over the respective nine-month period due to lower overall AUM. General and Administrative expenses decreased $0.42 million to $1.59 million for the nine months ended March 31, 2019 from $2.01 million for the nine months ended March 31, 2018 due to decreases in fund expense waiver reimbursements based on contractual expense thresholds for certain funds, lower new fund start up expensesand T&E expenses, partially offset by an increase in professional fees. Marketing expenses had a decrease of $0.63 million to $2.01 million for the nine months ended March 31, 2019 as compared to the comparable prior year period due to lower advertising expenses and lower variable distribution cost as a result of lower AUM.. Employee Salaries and Compensation expenses were $3.46 million, or $35 thousand lower, for the nine months ended March 31, 2019 as compared to the comparable prior year period.

Income

Income before taxes for the nine months ended March 31, 2019 decreased $1.31 million to $0.83 million from $2.14 million for the nine months ended March 31, 2018 primarily due to the $2.62 million decrease in revenue partially offset by decreases in operations expenses and in general and administrative expenses.

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

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net revenues for the three months ended March 31, 2019 were $1.1 million with cost of goods sold of $0.7 million resulting in a gross profit of $0.4 million as compared to the three months ended March 31, 2018 where net revenues were $1.2 million; cost of goods sold were $0.8 million; and gross profit was $0.4 million.

General, administrative and selling expenses, including wages and marketing, for the three months ended March 31, 2019 and the three months ended March 31, 2018 were $0.2 million and $0.3 million producing operating income of $138 thousand and $160 thousand, respectively, or approximately 12% net operating profit for three months ended March 31, 2019 as compared to 13% for the three months ended March 31, 2018.

The depreciation expense, income tax provision and other income totaled $74 thousand for the three months ended March 31, 2019 as compared to $58 thousand for the three months ended March 31, 2018, resulting in income after income taxes of approximately $64 thousand as compared to income after income taxes of approximately $102 thousand, respectively.

For the Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

Net revenues for the nine months ended March 31, 2019 were $3.5 million with cost of goods sold of $2.5 million resulting in a gross profit of $1 million as compared to the nine months ended March 31, 2018 where net revenues were $3.8 million; cost of goods sold were $2.6 million; and gross profit was $1.2 million.

General, administrative and selling expenses, including wages and marketing, for the nine months ended March 31, 2019 and the nine months ended March 31, 2018 were $0.6 million and $0.9 million producing operating income of $333 thousand and $325 thousand, respectively, or approximately 10% net operating profit for nine months ended March 31, 2019 as compared to 9% for the nine months ended March 31, 2018.

The depreciation expense, income tax provision and other income totaled $225 thousand for the nine months ended March 31, 2019 as compared to $204 thousand for the nine months ended March 31, 2018, resulting in income after income taxes of approximately $106 thousand as compared to income after income taxes of approximately $121 thousand, respectively.

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

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net revenues for the three months ended March 31, 2019 were $0.8 million with cost of goods sold recorded as $0.4 million, resulting in a gross profit of $0.4 million, or approximately 45%, as compared to the three months ended March 31, 2018 where net revenues were $0.6 million with cost of goods sold of $0.3 million and a gross profit of $0.3 million, or approximately 50%. The decrease in gross profit margin for the current period is due to changes in accounting guidelines whereby certain operating expenses have now been reclassified to cost of goods sold, thus reducing gross profit and operating expenses equally with no effect to overall operating income.

General, administrative and selling expenses for the three months ended March 31, 2019 were $0.3 million producing an operating profit of $107 thousand or approximately 13% as compared to the three months ended March 31, 2018 where general, administrative and selling expenses of $0.3 million produced an operating loss of $26 thousand, or approximately (5%).

Other income comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $28 thousand for the three months ended March 31, 2019 resulting in income after income taxes of $78 thousand as compared to a net loss of $11 thousand for the three months ended March 31, 2018 where other expense totaled $14 thousand.

For the Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

Net revenues for the nine months ended March 31, 2019 were $2.4 million with cost of goods sold recorded as approximately $1.3 million, resulting in a gross profit of approximately $1.1 million, or approximately 45%, as compared to the nine months ended March 31, 2018 where net revenues were approximately $2.5 million with cost of goods sold of $1.2 million and a gross profit of $1.3 million, or approximately 50%.

General, administrative and selling expenses for the nine months ended March 31, 2019 were $0.7 million producing an operating profit of $0.4 million or approximately 16% as compared to the nine months ended March 31, 2018 where operating profits were $0.4 million, or approximately 16%, with general, administrative and selling expenses of $0.8 million.

Other expense comprised of depreciation, income tax, interest income, commission income and gain on sale of assets totaled $97 thousand for the nine months ended March 31, 2019 resulting in income after income taxes of $0.3 million as compared to income after income taxes of $0.3 million for the nine months ended March 31, 2018 where other expense totaled $75 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 13 to the Consolidated Financial Statements). For the three and six month periods ended December 31, 2017, Kahnalytics had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets on December 18, 2017, and as of December 31, 2017, the residual business the company was founded to oversee was being wound down as management made preparations to transition focus to another industry. As a result, there is no meaningful comparative data for the nine month period ending March 31, 2018 as business operations did not begin until the end of December 2017.

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net revenues for the three months ended March 31, 2019 were approximately $750 thousand with cost of goods sold recorded of approximately $422 thousand producing a gross profit of approximately $328 thousand and a gross margin of approximately 44% as compared to net revenues of $655 thousand, cost of goods sold $344 thousand and a gross profit of approximately $311 thousand, or gross margin of 47%, for the three months ended March 31, 2018. General, administrative and selling expenses for the three month periods ended March 31, 2019 and 2018 were approximately $212 thousand and $267 thousand, respectively, resulting in an operating income of approximately $116 thousand and $44 thousand, respectively, or 16% and 7%. For the three month periods ended March 31, 2019 and 2018, other income and expenses including income tax provision, depreciation and amortization of intangible assets, and interest charges totaled approximately $70 thousand and $148 thousand, respectively. The net income for the three month period ended March 31, 2019 was approximately $46 thousand as compared to a loss for the three month period ending March 31, 2018 of approximately $104 thousand.

For the Nine Months Ended March 31, 2019

Net revenues for the nine months ended March 31, 2019 were $2.5 million with cost of goods sold recorded of approximately $1.4 million producing a gross profit of approximately $1.1 million and a gross margin of approximately 44%. General, administrative and selling expenses were approximately $0.6 million, resulting in an operating income of approximately $0.5 million or 18%. After consideration given to other income and expenses, including income tax expense, depreciation and amortization of intangible assets, and interest charges of approximately $218 thousand, the net income for the nine months ended March 31, 2019 was approximately $0.3 million.

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

As of March 31, 2019, we had $8.7 million of cash and cash equivalents on a consolidated basis as compared to $7.5 million as of June 30, 2018. Over the nine month period ending March 31, 2019, we have also reduced our liability balances in accounts payable, equipment loans and purchase price payable resulting in an increase in stockholder equity of approximately $0.5 million. The Company continued to build working capital over the nine month period ending March 31, 2019 by approximately $0.8 million to $12.3 million, or 7%, over the $11.5 million recorded as of June 30, 2018.

Borrowings

As of March 31, 2019, we had $0.7 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.8 million as of June 30, 2018. Concierge, without inclusion of its subsidiary companies, as of March 31, 2019 and June 30, 2018, had $0.6 million of indebtedness. We are not required to make interest payments on our notes until the maturity date.

Current related party notes payable consist of the following:

	March 31, 2019	June 30, 2018
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

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

During the prior eighteen months, our subsidiary Brigadier has been purchasing new service vehicles to replace the aging leased vehicle fleet. The new vehicles are, in part, financed by a Saskatchewan-based bank through an installment loan agreement related to each vehicle collateralized individually as the vehicles are delivered. As of March 31, 2019, Brigadier had, in the aggregate, an outstanding principal balance of CD$122,643 (approximately US$91,923). The loan principal together with interest is amortized over 60 equal monthly installments. (Refer to Note 12 in the Consolidated Financial Statements)

Investments

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

On May 13, 2019, the Company’s board of directors (the “Board”) appointed Kelly Anderson to the Board to fill the vacancy created by the resignation of Tabatha Coffey. Ms. Anderson, a CPA, is a partner in CSuite Financial Partners, a Los Angeles-based executive services firm that provides financial management leadership to publicly traded and privately held companies in multi-industries throughout the United States. Her prior experience includes senior financial management and officer roles with both private and publicly traded companies. There is no arrangement or understanding between Ms. Anderson and any other person pursuant to which she was appointed as director of the Company. No transactions occurred since the beginning of the Company’s last fiscal year, or are currently proposed, to which the Company was a party in which Ms. Anderson had, or is to have, a direct or indirect material interest.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: May 15, 2019	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.