Form 10-K
period 2019-06-30
CONCIERGE TECHNOLOGIES INC
filed 2019-09-30
CIK 1005101

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,386,366 based upon the per share price of $1.39, as reported by our trading exchange platform, OTC Markets, for the common stock as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of September 27, 2019, there were 37,412,519 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.  In addition, we have 53,032 shares of Series B Convertible, Voting, Preferred Stock issued and outstanding on September 27, 2019. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I

ITEM 1.            BUSINESS.

General

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, which was incorporated on April 20, 2005, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

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
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, was insignificant and was terminated after transitioning to the current business of distributing hair and skin care products in December 2017.

See “Note 12. Business Combinations” to our audited financial statements included elsewhere in this annual report for a description of the terms of our acquisitions for our operating businesses.

Concierge manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by Concierge’s management in the day-to-day business affairs of its operating subsidiary businesses. Concierge’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. Concierge's corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.  Across Concierge and its subsidiaries, the Company employs 90 full-time employees.

Subsidiary Business Overview

Wainwright

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright which is controlled by our CEO and majority shareholder Nicholas Gerber and another Concierge shareholder, Scott Schoenberger, a member of our board of directors. Wainwright operates through USCF and USCF Advisers, which collectively operate 13 exchange traded products (“ETPs”) and exchange traded funds (“ETFs”) listed on the NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $2.4 billion in assets under management as of June 30, 2019. Wainwright earns revenues through its subsidiaries' contractual agreements providing investment management and advisory services in exchange for management fees charged against the funds. Wainwright’s operating subsidiaries focus primarily on providing investment advisory services to funds that invest in a broad base or single commodity, particularly in oil, natural gas, gasoline and metals. Concierge acquired Wainwright in a stock-for-stock exchange for (i) 27,293,333 (as adjusted approximately for the 1 for 30 reverse stock split of our outstanding shares of common and preferred stock effective on December 15, 2017, (the "2017 Reverse Stock Split")) shares of our common stock and (ii) 311,804 (as adjusted approximately for the 2017 Reverse Stock Split) shares of our Series B Voting, Convertible, Preferred stock (which preferred shares are convertible into approximately 6,236,079 shares of Company Common Stock). (See Note 13 to our Financial Statements)

Services and Customers

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

USCF Advisers serves as the investment adviser to the funds listed below within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ funds and manages the investment of the assets.

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

As of and for the years ended June 30, 2019 and 2018 approximately 89% of Wainwright’s revenue and accounts receivable were attributed to its three largest funds United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Commodity Index Fund.

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

Regulation

Wainwright’s operating subsidiaries, USCF and USCF Advisers, are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. ETPs issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933. USCF Advisers advises exchange traded funds and a mutual fund (liquidated during the current fiscal year) registered with the SEC under the Investment Company Act of 1940.

Employees

Wainwright’s operating subsidiaries employ approximately 15 persons, a majority of whom are located in Walnut Creek, California. The operating subsidiaries are responsible for the retention of sub-advisers to manage the investments of each managed Funds’ assets in conformity with their respective investment policies if the operating subsidiary does not provide those services directly. Wainwright’s operating subsidiaries may also retain third-parties to provide custody, distribution, fund administration, transfer agency, and all other non-distribution related services necessary for each fund to operate. Wainwright, through its operating subsidiaries, bears all of its own costs associated with providing these advisory services and the expenses of the members of the board of directors of each fund who are affiliated with Wainwright.

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

For the year ended and balance sheet date of June 30, 2019, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 22% of Gourmet Foods sales revenues and 28% of Gourmet Foods accounts receivable as compared to 21% and 33% for the prior year ended June 30, 2018, respectively. The second largest in the grocery industry accounted for approximately 12% of Gourmet Foods sales revenues for the year ended June 30, 2019 as compared to 12% for the year ended June 30, 2018. This same group accounted for 19% of Gourmet Foods accounts receivable as of June 30, 2019 as compared to 16% as of June 30, 2018. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the year ended and balance sheet date of June 30, 2019, accounted for approximately 43% of Gourmet Foods’ gross sales revenues as compared to 41% for the year ended June 30, 2018. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the remaining balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Sources and Availability of Materials

Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Competition

Gourmet Foods faces competition from other commercial-scale manufacturers of meat pies located in New Zealand and Australia. Competitors’ products may be more effective, or more effectively marketed and sold, than any products Gourmet Foods may commercialize. Larger competitors in New Zealand also enjoy a wider and more entrenched market share making it particularly difficult for us to penetrate certain market segments and, even if penetrated, might make it difficult to maintain. In an effort to expand its market presence and limit competitive interference, Gourmet Foods from time to time attempts to acquire other commercial-scale manufacturers of meat pies or confections. A recent attempt at such an acquisition was made during the current fiscal year, however failed subsequent to June 30, 2019 due to unsatisfactory results of due diligence discovery. (See Note 17 to the Consolidated Financial Statements)

Seasonality

The location of Gourmet Foods in the southern hemisphere provides them with a warm Christmas holiday season and some increased business as customers tend to be traveling and purchase more ready-to-eat foods. Although this increase in sales is observable, it is not deemed significant and the opposing seasons to the northern hemisphere work to offset any corresponding down turn in revenues for Brigadier, our Canadian subsidiary, during winter months. Overall, the consolidated business does not experience any material seasonality due to Gourmet Foods.

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

Intellectual Property

Gourmet Foods, Ponsonby Pies and Pat’s Pantry are all registered trademarks of Gourmet Foods, Ltd.

Employees

Gourmet Foods employs approximately 45 persons in New Zealand.

Brigadier

On June 2, 2016, Concierge acquired all of the issued and outstanding stock in Brigadier, a Canadian corporation headquartered in Saskatoon, Saskatchewan. Brigadier sells and installs alarm monitoring and security systems to commercial and residential customers under brand names "Brigadier Security Systems" and "Elite Security" throughout the province of Saskatchewan with offices in Saskatoon and Regina.

Services, Products and Customers

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Brigadier is also a Honeywell Certified Access Control Integrator, Kantech Corporate Certified Integrator and UTC Interlogix Authorized dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera systems, ULC certified fire alarm panels, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and brokers a 24/7 monitoring of their premises. The contract for monitoring the premises is typically supported by SecurTek, who pays Brigadier a monthly maintenance and support fee for each contract remaining in effect.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 46% and 41% of the total Brigadier revenues for the years ended June 30, 2019 and June 30, 2018, respectively. The same customer accounted for approximately 37% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2019 as compared to 35% as of June 30, 2018. Another large account, which has been a significant customer this fiscal year, contributed 12% of the total sales revenues for the year ended June 30, 2019 and nil for the year ended June 30, 2018. There were no accounts receivable from this customer as of the years ended June 30, 2019 or June 30, 2018.

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

Seasonality

Brigadier, due to its location in the province of Saskatchewan, Canada, is far enough north that winter weather has a negative effect on its ability to complete some installations, particularly those involving new construction. For this reason, the period from November through March typically produces less revenue than comparison periods during other seasons of the year. Although this decrease in sales is observable, the downturn in sales revenues for the winter months at Brigadier are offset in large part by the increase in revenues for our subsidiary Gourmet Foods in the Southern Hemisphere. Overall, the consolidated business does not experience any material seasonality due to Brigadier Security Systems.

Employees

Brigadier employs approximately 21 persons in Canada.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 12 to the Consolidated Financial Statements). For the year ended June 30, 2017  (prior to the acquisition of the Original Sprout assets), Kahnalytics had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets, and as of June 30, 2017, the residual business the company was founded to oversee was being wound down and management expected to transition focus to another industry. As of June 30, 2018, this legacy business had been completely wound down.  Accordingly, the results of operations for the twelve-month period ending June 30, 2018 reflects only two quarters of business operations with the newly acquired assets and should not be viewed as indicative of a full twelve-month period of operations. Similarly, there is no meaningful comparative data for the twelve-month period ending June 30, 2018 as the business included nominal subscription sales to a web hosted service and not the wholesale distribution of beauty products as it currently exists.

Products and Customers

Original Sprout sells its products through 3 channels to market: 1) direct sales to end users via online shopping cart, 2) distributors who, in turn, sell to other retailers or wholesalers, and 3) to retail stores selling to end users.

For the year ended June 30, 2018, Original Sprout, which operated with its current product offering for only 194 days, is not indicative of historical or future operations. For the actual concentration of risk with respect to the current business, focus is given for the period from July 1, 2018 through June 30, 2019 and no comparison exists for the prior year period as only partial business in this sector was conducted by Original Sprout. Among thousands of customers, Original Sprout does have several major accounts with distributors however only one account represented 10% of our annual sales revenues. There were 3 major distributor accounts, all current, representing 25%, 17%, and 12% for a total of 54% of all accounts receivable as of June 30, 2019 as compared to 10%, 20% and 3%respectively as of June 30, 2018.

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

Competition

Original Sprout manufactures and distributes only 100% vegan, safe and non-toxic, hair and skin care products which we believe differentiate it significantly from other main-stream products. The use of organic and natural extracts is a growing trend in the U.S. and abroad, and other established brands are beginning to make products for this market. As more entrants to the high-end, vegan, hair care segment come into existence it is inevitable that some will be better financed and have more brand recognition and resources than those of Original Sprout. Original Sprout is focused on promoting its own brand name as a recognized pioneer in 100% vegan, safe, effective, hair care products through recruitment of addition distributors, nationwide retail stores, and increased social media presence with the expectation that establishing brand awareness will allow the continued growth of annual revenues and market share protection, though there can be no guarantees that such efforts will be sufficient to offset the effects of competition in the future.

Seasonality

There is no significant seasonality for sales of products for Original Sprout, though sales will fluctuate around traditional holidays, and certain products, such as sun screen, will be lower in winter months than in summer months. Overall, the consolidated business does not experience any material seasonality due to Original Sprout.

Regulation

In the U.S. our subsidiary, Original Sprout, is not required to have permits for distribution of its products, however it chooses to gain recognition from certain testing laboratories and other quasi-regulatory agencies for compliance with accepted standards for hair and skin care ingredients and lack of toxic chemicals in their formulas and processes. For export, Original Sprout is often compelled to submit its products to foreign government agencies or certified laboratories for ingredient testing prior to being accepted for import as a “safe” product. The Original Sprout products comply with all applicable regulations, both domestic and foreign, in areas where they are sold or distributed.

Intellectual Property

The formulations and ingredient percentages of the many products of Original Sprout are considered its intellectual property, though many cannot be patented, they are maintained as confidential. The names "Original Sprout", "D’Organiques Original Sprout" are registered trademarks of Original Sprout.

Employees

Original Sprout employees 9 persons on a full time basis at its location in San Clemente, California.

Available Information

We maintain a website at www.conciergetechnology.net. We make available free of charge on or through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The information on our website is not incorporated by reference in this annual report on Form 10-K.  In addition, the U.S. Securities and Exchange Commission ("SEC") maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Concierge's SEC filings.

ITEM 1A.       RISK FACTORS

Concierge and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are presently unknown or are currently deemed immaterial may also impair our business operations. The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

Risks Related to our Business and Structure

Concierge is a holding company and its only material assets are its cash in hand, equity interests in its operating subsidiaries and its other investments. As a result, Concierge’s principal source of cash flow is distributions from its subsidiaries and its subsidiaries may be limited by law and by contract in making distributions to Concierge.

As a holding company, Concierge's assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments.

The principal source of cash flow is distributions from our subsidiaries. Thus, our ability to finance future acquisitions or develop new projects is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us are and will remain subject to, among other things, restrictions that are contained in each subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions.

Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent our cash flow is dependent on our subsidiaries ability to make distributions to us could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses.

We are dependent on certain key personnel, the loss of which may adversely affect our financial condition or results of operations.

Major capital allocation decisions and investment decisions are made by Chief Executive Officer and Chairman of the Board of Directors, Nicholas Gerber, with consultation from key personnel, from our management team and the executive management team from our subsidiaries. The executive management teams that lead the Company and our subsidiaries are also highly experienced and possess extensive skills in their industry. If Mr. Gerber were to become unavailable, there could be a material adverse impact on our operations. However, the Company’s Board of Directors have the power and authority to fill a vacancy left by Mr. Gerber. The ability to retain key personnel is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing officers and senior employees, and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our operations and negatively impact our financial condition or results of operations of our businesses, and could hinder the ability of our business and our subsidiaries to effectively compete in the various industries in which we operate.

We need qualified personnel to manage and operate our subsidiaries.

Our decentralized business model requires that we retain qualified and competent managers to continue day-to-day operations of our subsidiaries and continue business operations in a changing political, business or regulatory environment. Our subsidiaries require qualified and competent personnel to execute their business plans and continue servicing their clients, suppliers and other stakeholders. Our inability to attract and retain qualified personnel to operate our business subsidiaries could negatively impact our operating results and our overall financial condition that is important to our success and future growth.

Cyber Security Risks

The efficient operation of our businesses is dependent on computer hardware and software systems. Unauthorized computer infiltration, denial-of-service attacks, phishing efforts, unauthorized access, malicious software codes, computer viruses or other such harmful computer campaigns may negatively impact our business causing significant disruptions to our business operations. We expect that we may be subject to a cyber-attack in some form or fashion in the future as such attacks become more sophisticated and frequent to all industries and all businesses of every size. There can be no assurance that our cyber-security measures and technology will adequately protect us from these and other risks, including external risks such as natural disasters and power outages and internal risks such as insecure coding and human error.

Although we have undertaken steps to prevent and mitigate cyber risks, there is no guarantee that our efforts will prevent cyber-attacks perpetrated against our information systems which could result in loss of assets and critical information, theft of intellectual property or inappropriate disclosure of confidential information and could expose us to remediation costs and reputational damage which could adversely affect our business in ways that cannot be predicted at this time. Any of these risks could materially affect our results of operations and consolidated financial results.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We are a holding company that owns interests in a number of different businesses. We have in the past, and intend in the future, to acquire businesses that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

We could consume resources in researching acquisitions, business opportunities or financings and capital market transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.

We are a holding company in the business of owning diverse and profitable businesses. Our business model also encompasses researching and investigating new acquisitions and business opportunities to support the growth of our Company. With each new contemplated acquisition or business opportunity, there are resources that must be allocated towards acquisition or engaging in a new business opportunity such as, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments with respect to such transaction and may require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunity or financing and capital market transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

As of June 30, 2019 the Company did not own any plants or real property.  However, on July 2, 2019, Brigadier finalized the purchase of its office facility and land located in Saskatoon for CAN $750,000 (Approximately US$572,858), funded by a bank loan of CAN$525,000 (approximately US$401,000) and CAN$225,000 (approximately US$171,858) in cash. The bank loan matures in 5 years and bears interest at the annual rate of 4.14%. See Note 17-Subsequent Events.

Facilities

Administrative offices are co-located in the facility leased by our subsidiary, Original Sprout, whose mailing address is 1202 Puerta Del Sol, San Clemente, California 92673. Our wholly-owned subsidiary, Brigadier, rents facilities in Saskatoon and Regina, Canada. Our wholly-owned subsidiary, Gourmet Foods, rents facilities in Tauranga, New Zealand. Wainwright leases office space in Walnut Creek, California. We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. Currently, there are no legal proceedings pending.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock presently trades on the OTC Markets QB Exchange. The high and low bid prices, as reported by OTC Markets, are as follows for fiscal years ended June 30, 2018 and 2019. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices are adjusted for the 1:30 reverse stock split effectuated on December 15, 2017.

	High	Low
	Calendar 2017
3rd Quarter	$1.79	$1.17
4th Quarter	$2.15	$1.22

	Calendar 2018
1st Quarter	$1.61	$1.21
2nd Quarter	$1.41	$0.90
3rd Quarter	$1.23	$0.55
4th Quarter	$1.85	$0.86

	Calendar 2019
1st Quarter	$1.40	$0.80
2nd Quarter	$1.30	$0.65

Holders

On September 27, 2019, there were approximately 365 registered holders of record of our common stock.

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

•	from retained earnings, and

•	no distribution can be made, if after giving it effect,

•	the corporation would not be able to pay its debts as they become due in the usual course of business; or

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

Recent Sales of Unregistered Securities; Outstanding Stock Options

The Company sold no shares of any class of stock, nor issued any securities within the last two years up to and including June 30, 2019 apart from the conversion of 383,919 issued shares of our Series B Voting, Convertible, Preferred stock to 7,678,380 shares of unregistered common stock. Subsequent to June 30, 2019, the Company issued 175,000 shares of restricted common stock to Maxim Partners LLC (see Note 17 to the Consolidated Financial Statements). The Company has no stock option plan nor any outstanding stock warrants.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

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

Introduction

Concierge Technologies, Inc. (“Concierge”) or the (“Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

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
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. The former business of Kahnalytics, providing live-streaming mobile video on a subscription basis, was insignificant and was terminated after transitioning to the current business of distributing hair and skin care products as of December 18, 2017.

Because the Company conducts its businesses through its wholly-owned operating subsidiaries, the risks related to our wholly-owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the consolidated financial statements for more information.

Critical Accounting Policies

A summary of our significant accounting policies is described in detail in Note 2 to our Consolidated Financial Statements.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is in the initial stages of transitioning from a largely boutique offering to a more mainstream product and as such we anticipate measurable growth in revenues for the coming years. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including distribution in New Zealand of the products from Original Sprout. Wainwright will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing FinTech opportunities in the financial services sector. In a more general sense, the Company is characterizing its business in two categories; 1) financial services and 2) other operating units. The purpose is to isolate the cyclical nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●	increase our gross revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses,
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through consolidated operations of our subsidiaries from a management perspective,
●	strategically pursue additional company acquisitions, and
●	invest in the development of FinTech opportunities in the financial services space.

Results of Operations

Concierge and Subsidiaries

For the Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018

Financial Summary

The table below summarizes each of Concierges subsidiaries into one of two categories. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses are included in the Concierge Corporate columns. Note that our subsidiary Original Sprout shows operating results for only six months of the 2018 year which accounts for, in part, the increase in revenues and profits for 2019 over the 2018 year.

($’s in thousands)	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
	2019	2018	Change		2019	2018	Change		2019	2018	Change		2019	2018	Change
			$	%			$	%			$	%			$	%
Revenue	$15,021	$18,744	($3,723)	(20%)	$11,928	$9,967	$1,961	20%					$26,949	$28,711	($1,762)	(6%)
% of total revenue	56%	65%		(9%)	44%	35%		9%
Cost of revenue					$6,936	$5,915	$1,021	17%					$6,936	$5,915	$1,021	17%
Gross profit	$15,021	$18,744	($3,723)	(20%)	$4,992	$4,052	$940	23%					$20,013	$22,796	($2,783)	(12%)
Operating expenses	$14,095	$15,527	($1,432)	(9%)	$3,950	$3,488	$462	13%	$1,212	$974	$238	24%	$19,257	$19,989	($732)	(4%)
% of total operating expenses	73%	78%		(5%)	21%	17%		4%	6%	5%		1%
Income (loss) from operations	$926	$3,217	($2,291)	(71%)	$1,042	$564	$478	85%	($1,212)	($974)	($238)	(24%)	$756	$2,807	($2,051)	(73%)
Other (expense) / income	( $148)	($324)	$176	54%	$25	$43	($18)	(42%)	($24)	($25)	$1	4%	($147)	($306)	$159	(52%)
Income (loss) before income taxes	$778	$2,893	($2,115)	(73%)	$1,067	$607	$460	76%	($1,236)	($999)	($237)	(24%)	$609	$2,501	($1,892)	(76%)

 Revenue and Operating Income

Consolidated revenue for the year ended June 30, 2019 was $26.9 million representing a $1.8 million decrease from the prior year revenue of $28.7 million. While net revenues decreased as a result of lower Fund assets under management ("AUM") from our fund management business by approximately $3.7 million for the year ended June 30, 2019 as compared to the year ended June 30, 2018, the corporation's revenues derived from its other operating units increased by approximately $1.9 million over the same period, resulting in a net reduction to revenue in fiscal year 2019 of approximately 6%. Concierge produced an operating income for the year ended June 30, 2019 of $0.8 million as compared to $2.8 million for the year ended June 30, 2018. This represents a decrease in operating income of $2.0 million for the year ended June 30, 2019 when compared to the year ended June 30, 2018 of approximately 73%. The decrease in operating income was primarily attributable to lower fund management revenue from Wainwright due to lower AUM.

Other Expenses

Other expense, including provision for income tax of $0.3 million and $0.8 million, for the years ended June 30, 2019 and 2018 were $0.5 million and $1.1 million for the years ended June 30, 2019 and 2018, respectively, resulting in a net income of $0.3 million and $1.7 million, respectively. After giving consideration to currency translation losses of $45 thousand our comprehensive income for the year ended June 30, 2019 was $0.2 million as compared to the year ended June 30, 2018 where there was a currency translation loss of $214 thousand and a short-term investment valuation increase of $244 thousand resulting in comprehensive income of $1.8 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in New Zealand and Canada.

Net Income

Overall, the net income between the year ended June 30, 2019 as compared to the year ended June 30, 2018 decreased by approximately $1.4 million or approximately 85% to approximately $0.3 million. The reduction in profits for the year ended June 30, 2019 was primarily attributable to lower fund management revenue from Wainwright due to a lower amount of AUM, partially offset by decreases in Wainwright variable operating expenses, and general and administrative costs.

Income Tax

Provision for income tax for the years ended June 30, 2019 and 2018 are $0.3 million and $0.8 million, respectively, primarily attributable to our United States operations through our Wainwright subsidiary.

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

Wainwright’s revenue and expenses are primarily driven by the amount AUM. Wainwright earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Year Ended June 30, 2019, Compared to the Year Ended June 30, 2018

Revenue

Average AUM for the year ended June 30, 2019 was at $2.7 billion, as compared to approximately $3.4 billion from the year ended June 30, 2018 primarily due to a decrease in USO,USCI and UNG AUM. As a result, the revenues from management and advisory fees decreased by approximately $3.7 million, or 20%, to $15.0 million for the year ended June 30, 2019 as compared to the year ended June 30, 2018 where revenues from management and advisory fees totaled $18.7 million.

Expenses

Wainwright’s total operating expenses for year ended June 30, 2019 decreased by $1.4 million to $14.1 million, or approximately 10%, from $15.5 million for the year ended June 30, 2018. Variable expenses, as described above, decreased by $0.8 million over the respective twelve-month period due to due to lower AUM which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses decreased $0.4 million to $2.1 million for the year ended June 30, 2019 from $2.5 million for the year ended June 30, 2018 due to decreases in legal and professional fees and new fund startup expenses. Total marketing expenses decreased $0.8 million to $2.5 million for the year ended June 30, 2019 as compared to the prior year period due to a decrease of $0.4 million in advertising and marketing conferences along with a  $0.4 million reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $4.8 million and $4.6 million for the years ended June 30, 2019 and June 30, 2018, respectively, due to accrued vacation and small increases in annual compensation offset by a reduction in annual bonuses.

Income

Income before income taxes for the year ended June 30, 2019 decreased $2.1 million to $0.8 million from $2.9 million for year ended June 30, 2018 due to $3.7 million in lower revenue as a result of lower AUM, offset by a $1.4 million  reduction in operating expenses along with a decrease of $0.2 million in other expenses.

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

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Gourmet Foods, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translations are included in foreign currency translation (loss) gain on the Consolidated Statements of Comprehensive Income as well as accumulated other comprehensive (loss) income found on the Consolidated Balance Sheets.

For the Year Ended June 30, 2019, Compared to the Year Ended June 30, 2018

Revenue

Net revenues for the year ended June 30, 2019 were $4.7 million with cost of goods sold of $3.3 million resulting in a gross profit of $1.4 million as compared to the year ended June 30, 2018 where net revenues were $5.0 million; cost of goods sold were $3.5 million; and gross profit was $1.5 million.

Expenses

General, administrative and selling expenses, including wages and marketing, for the years ended June 30, 2019 and 2018 were $1 million and $1.1 million producing operating income of $0.4 million and $0.4 million, respectively, or approximately 9% net operating profit for 2019, 8% for 2018. The depreciation expense, incentive bonus, and other income (expense) totaled approximately $0.4 million for the year ended June 30, 2019 as compared to $0.3 million for the year ended June 30, 2018.

Income

Income for the year ended June 30, 2019, after expenses of approximately $0.4 million, resulted in approximately $46 thousand before income tax provision of approximately $59 thousand resulted in a net loss of approximately $13 thousand as compared to a net income of $99 thousand for the year ended June 30, 2018. Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Brigadier is also a Honeywell Certified Access Control Integrator, Kantech Corporate Certified Integrator and UTC Interlogix Authorized dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm panels, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware, installation service, and a monitoring contract to customers. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

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

Gains and losses resulting from foreign currency translations are included in foreign currency translation (loss) gain on the Consolidated Statements of Comprehensive Income as well as accumulated other comprehensive (loss) income found on the Consolidated Balance Sheets.

For the Year Ended June 30, 2019, Compared to the Year Ended June 30, 2018

Revenue

Net revenues for the year ended June 30, 2019 were $3.6 million with cost of goods sold recorded as approximately $1.6 million, resulting in a gross profit of approximately $1.9 million with a gross margin of approximately 54% as compared to the year ended June 30, 2018 where net revenues were approximately $3.3 million with cost of goods sold of $1.5 million and a gross profit of $1.8 million, or approximately 55%.

Expenses

General, administrative and selling expenses for the year ended June 30, 2019 were $1.4 million producing an operating profit of $0.6 million or approximately 15% as compared to the year ended June 30, 2018 where operating profits were $0.4 million, or approximately 13%, with general, administrative and selling expenses of $1.4 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $145 thousand for the year ended June 30, 2019 resulting in income after income taxes of approximately $0.4 million as compared to income after income taxes of approximately $0.4 million for the year ended June 30, 2018 where other expense totaled $31 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017 (see Note 12 to the Consolidated Financial Statements). For the year ended June 30, 2017 (prior to the acquisition of the Original Sprout assets), Kahnalytics had incurred de minimis operating losses insignificant to the overall enterprise. Prior to the acquisition of the Original Sprout assets, and as of June 30, 2017, the residual business the company was founded to oversee was being wound down and management expected to transition focus to another industry. As of June 30, 2018, this legacy business had been completely wound down.  Accordingly, the results of operations for the twelve-month period ending June 30, 2018 reflects only two quarters of business operations with the newly acquired assets and should not be viewed as indicative of a full twelve-month period of operations. Similarly, there is no meaningful comparative data for the twelve-month period ending June 30, 2018 as the business included nominal subscription sales to a web hosted service and not the wholesale distribution of beauty products as it currently exists. As a result, only the operating results for the twelve months ended June 30, 2019 are included below. Pro forma results for the fiscal year ended June 30, 2018 are included in Note 12.

For the Year Ended June 30, 2019

Revenue

Net revenues for the year ended June 30, 2019 were $3.6 million with cost of goods sold recorded as approximately $2 million resulting in a gross profit of approximately $1.6 million and a gross margin of approximately 46%. Pro forma results for the year ended June 30, 2018 are included in Note 12.

Expenses

General, administrative and selling expenses were approximately $0.9 million resulting in an operating income of approximately $0.7 million or approximately 20%.

Income

After consideration given to income tax provision, other income, and depreciation expense, the net income for the year ended June 30, 2019 was approximately $0.4 million.

Liquidity and Capital Resources

Concierge is a holding company that conducts its operations through its subsidiaries. At its holding-company level, its liquidity needs relate to operational expense, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes.

As of June 30, 2019, we had $6.5 million of cash and cash equivalents on a consolidated basis as compared to $7.5 million as of June 30, 2018. The reduction in cash was due to a reduction in net income as well as cash paid for a prior year acquisition. Additionally, the movement of $0.75 million from administrative cash accounts to interest bearing investment accounts along with a reduction in current liabilities from payments made during the year ended June 30, 2019 had an impact on the June 30, 2019 cash balance.

During the current and past fiscal years combined, Concierge has invested approximately $3.5 million in cash towards purchasing and assimilating the Original Sprout assets into the Concierge Technologies group of companies. During the previous years ended June 30, 2016 through June 30, 2017, Concierge invested approximately $3.3 million in cash to acquire Gourmet Foods and Brigadier Security Systems as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. Despite these cash investments, our working capital position remains strong at $12.3 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives.

Borrowings

As of June 30, 2019, we had $0.7 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.8 million as of June 30, 2018. Concierge, without inclusion of its subsidiary companies, as of June 30, 2019 and June 30, 2018, had $0.6 million of indebtedness. We are not required to make interest payments on our notes until the maturity date.

Current related party notes payable consist of the following:

	June 30, 2019	June 30, 2018
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

As of June 30, 2019, Brigadier had, in the aggregate, an outstanding principal balance of CD$114,292 (approx. US$87,297) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018 reflect the amount of the principal balance which is due within twelve months as a current liability of US$26,241 and US$46,705, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$61,057 and US$149,491 at June 30, 2019 and June 30, 2018 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the years ended June 30, 2019 and 2018 was US$5,197 and US$4,209, respectively.

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

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the company to declare and pay dividends. We have paid no dividends and we do not expect to pay any dividends over the next fiscal year.

Off-Balance Sheet Arrangements

At June 30, 2019, and as of September 30, 2019, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concierge Technologies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BPM LLP

San Francisco, California

September 30, 2019

We have served as the Company's auditor since 2017.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,481,815	$7,524,114
Accounts receivable, net	939,649	1,068,240
Accounts receivable - related parties	1,037,146	1,458,159
Inventories	1,008,662	931,065
Prepaid income tax and tax receivable	1,754,369	2,138,636
Investments	3,756,596	3,204,005
Other current assets	546,105	374,617
Total current assets	15,524,342	16,698,836

Restricted cash	13,436	13,536
Property and equipment, net	757,014	1,080,471
Goodwill	915,790	915,790
Intangible assets, net	2,659,723	2,995,231
Deferred tax assets, net	859,696	865,120
Other assets, long - term	523,607	532,165
Total assets	$21,253,608	$23,101,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,867,081	$3,249,387
Expense waivers – related parties	325,821	662,650
Purchase consideration payable	-	1,205,000
Notes payable - related parties	3,500	3,500
Equipment loans, current portion	26,241	46,705
Total current liabilities	3,222,643	5,167,242

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Equipment loans, net of current portion	61,057	149,491
Deferred tax liabilities	176,578	208,419
Total liabilities	4,060,278	6,125,152

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 53,032 issued and outstanding at June 30, 2019 and 436,951 at June 30, 2018	53	437
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,237,519 shares issued and outstanding at June 30, 2019 and 29,559,139 at June 30, 2018	37,237	29,559
Additional paid-in capital	9,178,838	9,186,132
Accumulated other comprehensive (loss) income	(175,659)	148,808
Retained earnings	8,152,861	7,611,061
Total stockholders' equity	17,193,330	16,975,997
Total liabilities and stockholders' equity	$21,253,608	$23,101,149

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Net revenue
Fund management - related party	$15,021,439	$18,744,313
Food products	4,747,358	4,968,158
Security systems	3,558,580	3,303,584
Beauty products and other	3,621,246	1,694,534
Net revenue	26,948,623	28,710,589

Cost of revenue	6,936,421	5,914,719

Gross profit	20,012,202	22,795,870

Operating expense
General and administrative expense	4,205,389	4,828,241
Fund operations	4,494,001	4,933,437
Marketing and advertising	2,910,447	3,554,507
Depreciation and amortization	702,320	576,674
Salaries and compensation	6,944,457	6,096,232
Total operating expenses	19,256,614	19,989,091

Income from operations	755,588	2,806,779

Other (expense) income:
Other (expense) income	(484,028)	(316,337)
Interest and dividend income	366,796	111,929
Interest expense	(29,493)	(101,089)
Total other (expense) income, net	(146,725)	(305,497)

Income before income taxes	608,863	2,501,282

Provision of income taxes	347,014	766,596

Net income	$261,849	$1,734,686

Weighted average shares of common stock
Basic	32,588,418	29,559,139
Diluted	38,298,159	38,298,159

Net income per common share
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Net income	$261,849	$1,734,686

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(44,516)	(214,284)
Changes in short-term investment valuation	-	243,754
Comprehensive income	$217,333	$1,764,156

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2017	436,951	$2,011,934	29,559,139	$29,559	$7,174,635	$119,338	$5,876,375	$13,199,907
Reclassification of Series B Preferred stock par value (1)	-	437	-	-	-	-	-	437
Reclassification of Series B Preferred stock to additional paid-in capital (1)	-	(2,011,497)	-	-	2,011,497	-	-	2,011,497
Stockholders' equity following reverse stock split (1)	436,951	437	29,559,139	29,559	9,186,132	119,338	5,876,375	15,211,841
Change in investment valuation	-	-	-	-	-	243,754	-	243,754
(Loss) on currency translation	-	-	-	-	-	(214,284)	-	(214,284)
Net income	-	-	-	-	-	-	1,734,686	1,734,686
Balance at June 30, 2018	436,951	437	29,559,139	29,559	9,186,132	148,808	7,611,061	16,975,997
(Loss) on currency translation						(44,516)		(44,516)
Reclassification of investment gains						(279,951)	279,951	-
Conversion of preferred shares	(383,919)	(384)	7,678,380	7,678	(7,294)			-
Net income							261,849	261,849
Balance at June 30, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	($175,659)	$8,152,861	$17,193,330

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

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,849	$1,734,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	702,320	576,674
Deferred taxes	(26,417)	564,992
Bad debt expense	2,075	51,747
Unrealized loss on investments	1,995	359,666
Realized (gain) on sale of investments	(30,718)	(3,592)
(Gain) on disposal of equipment	(3,369)	(8,364)

(Increase) decrease in current assets:
Accounts receivable, net	128,105	7,137
Accounts receivable - related party	421,013	304,112
Prepaid income taxes and tax receivable	421,845	(906,085)
Inventories	(79,127)	(162,388)
Other current assets	(161,254)	4,045
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(425,690)	406,126
Expense waiver - related party	(336,829)	73,557
Net cash provided by operating activities	875,798	3,002,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	(1,205,000)	(2,277,172)
Purchase of equipment - net of disposals	(50,165)	(318,064)
Sale of investments	3,230,891	1,372,019
Purchase of investments	(3,754,132)	(1,109,596)
Net cash used in investing activities	(1,778,406)	(2,332,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of equipment loan	-	178,604
Repayment of equipment loan	(108,898)	(67,660)
Net cash (used in) provided by financing activities	(108,898)	110,944

Effect of exchange rate change on cash, cash equivalents and restricted cash	(30,893)	13,184

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,042,399)	793,628

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	7,537,650	6,744,022

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$6,495,251	$7,537,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$29,493	$-
Income taxes paid	$202,363	$965,272
Purchase consideration payable (see Note 12)	$-	$1,205,000

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2019 and June 30, 2018, the Company had $2,075 and $51,747, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of June 30, 2019, and June 30, 2018, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 46% and 41% of the total Brigadier revenues for the years ended June 30, 2019 and June 30, 2018, respectively. The same customer accounted for approximately 37% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2019 as compared to 35% as of June 30, 2018. Another large account, which has been a significant customer this fiscal year, contributed 12% of the total sales revenues for the year ended June 30, 2019 and nil for the year ended June 30, 2018. There were no accounts receivable from this customer as of June 30, 2019 or 2018.

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

For the year ended and balance sheet date of June 30, 2019, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 22% of Gourmet Foods sales revenues and 28% of Gourmet Foods accounts receivable as compared to 21% and 33% for the prior year ended June 30, 2018, respectively. The second largest in the grocery industry accounted for approximately 12% of Gourmet Foods sales revenues for the year ended June 30, 2019 as compared to 12% for the year ended June 30, 2018. This same group accounted for 19% of Gourmet Foods accounts receivable as of June 30, 2019 as compared to 16% as of June 30, 2018. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the year ended and balance sheet date of June 30, 2019, accounted for approximately 43% of Gourmet Foods’ gross sales revenues as compared to 41% for the year ended June 30, 2018. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the remaining balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Concierge, through Original Sprout, is not dependent upon any one customer or group of customers as no single customer or buying group consistently accounts for over 10% of the gross revenues, though due to timing of deliveries one customer accounted for approximately 10% of our gross revenues for the year ended June 30, 2019. There were 3 major distributor accounts, all current, representing 25%, 17%, and 12% for a total of 54% of all accounts receivable as of June 30, 2019. Original Sprout is partially dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated 12 month revenues and accounts receivable – related parties as of June 30, 2019 and June 30, 2018 as depicted below.

	Year ended June 30, 2019		Year ended June 30, 2018
	Revenue		Revenue
Fund
USO	$7,308,354	49%	$9,752,223	52%
USCI	4,051,605	27%	4,253,921	23%
UNG	1,922,596	13%	2,753,723	15%
All Others	1,738,884	11%	1,984,446	10%
Total	$15,021,439	100%	$18,744,313	100%

	June 30, 2019		June 30, 2018
	Accounts Receivable		Accounts Receivable
Fund
USO	$526,981	51%	$674,535	46%
USCI	236,251	23%	431,288	30%
UNG	141,413	13%	182,399	12%
All Others	132,501	13%	169,937	12%
Total	$1,037,146	100%	$1,458,159	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the years ended June 30, 2019 and 2018 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each fiscal year to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended June 30, 2019 and June 30, 2018, the expense for slow-moving or obsolete inventory was $10,317 and $0, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the year ended June 30, 2019 or for the year ended June 30, 2018.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the years ended June 30, 2019 and 2018

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the years ended June 30, 2019 or 2018.

Investments and Fair Value of Financial Instruments

Short-term investments are classified as available-for-sale securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) which is included as part of other (expense) income. The Company values its investments in accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and related bakery confections in New Zealand, security alarm system installation and maintenance services in Canada, and wholesale distribution of hair and skin care products. Revenue is accounted for net of sales taxes, sales returns, trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of their recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Consolidated Statements of Operations, which for the year ended June 30, 2019, were approximately US$352,249, or approximately 10% of the total security system revenues. These revenues for the year ended June 30, 2019 account for approximately 1% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2019 and 2018 were $2.9 million and $3.6 million, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the years ended June 30, 2019 and 2018 a determination was made that no adjustments were necessary.

Recent Accounting Pronouncements adopted during the year ended June 30, 2019

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

The above (“ASU 2016-01”) entry reclasses accumulated gains from changes in short-term investment valuations previously recorded in comprehensive income to retained earnings. ASU 2016-01 requires that unrealized gains and losses arising from changes in market values of our investments in equity securities be recorded in the condensed consolidated statements of operations rather than in accumulated other comprehensive income (loss) on the balance sheet. Prior to July 1, 2018 investment gains and losses related to equity securities were reflected on the condensed consolidated statements of comprehensive income.

The Company has reviewed new accounting pronouncements issued between September 28, 2018, the filing date of our most recent prior Annual Report on Form 10-K, and the filing date of this Annual Report on Form 10-K, and has determined that no new pronouncements, apart from Topic 842 described below, issued are relevant to the Company, and/or have, or will have, a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

On July 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), which supersedes the requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, based on the current level of long term leases in place, this is not material to the Company’s results of operations or financial position. See Note 15 for information on existing leases.

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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$261,849	32,588,418	$0.01
Effect of dilutive securities	-	-	-
Preferred stock Series B	-	5,709,741	-
Diluted income per share	$261,849	38,298,159	$0.01

	For the year ended June 30, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,734,686	29,559,139	$0.06
Effect of dilutive securities	-	-	-
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$1,734,686	38,298,159	$0.05

NOTE 4.          INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	June 30,	June 30,
	2019	2018
Raw materials	$208,284	$195,674
Supplies and packing materials	188,035	142,257
Finished goods	612,343	593,134
Total inventories	$1,008,662	$931,065

NOTE 5.          PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Plant and equipment	$1,511,629	$1,487,568
Furniture and office equipment	188,370	171,978
Vehicles	332,672	351,381
Total property and equipment, gross	2,032,671	2,010,927
Accumulated depreciation	(1,275,657)	(930,456)
Total property and equipment, net	$757,014	$1,080,471

For the years ended June 30, 2019 and 2018, depreciation expense for property, plant and equipment totaled $366,812 and $342,628, respectively.

NOTE 6.          INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2019	June 30, 2018
Customer relationships	$700,252	$700,252
Brand name	1,142,122	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Total	3,375,870	3,375,870
Less : accumulated amortization	(716,147)	(380,639)
Net intangibles	$2,659,723	$2,995,231

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

	June 30, 2019	June 30, 2018
Customer relationships	$700,252	700,252
Less: accumulated amortization	(203,492)	(124,895)
Total customer relationships, net	$496,760	575,357

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

	June 30, 2019	June 30, 2018
Brand name	$1,142,122	$1,142,122
Less: accumulated amortization	(129,084)	(88,872)
Total brand name, net	$1,013,038	$1,053,250

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

	June 30, 2019	June 30, 2018
Domain name	$36,913	$36,913
Less: accumulated amortization	(26,341)	(18,958)
Total brand name, net	$10,572	$17,955

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

	June 30, 2019	June 30, 2018
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(246,622)	(92,303)
Total recipes and formulas, net	$974,979	$1,129,298

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

	June 30, 2019	June 30, 2018
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(110,608)	(55,612)
Total non-compete agreement, net	$164,374	$219,370

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the years ended June 30, 2019 and June 30, 2018 was $335,508 and $234,046, respectively.

Estimated amortization expenses of intangible assets for the next five twelve-month periods ending June 30, are as follows:

Years Ending June 30,	Expense
2020	$335,508
2021	326,034
2022	306,809
2023	286,507
2024	268,809
Thereafter	1,136,056
Total	$2,659,723

NOTE 7.          OTHER ASSETS

Other Current Assets

Other current assets totaling $546,105 as of June 30, 2019 and $374,617 as of June 30, 2018 are comprised of various components as listed below.

	As of June 30, 2019	As of June 30, 2018
Prepaid expenses	$462,215	$358,869
Other current assets	83,890	15,748
Total	$546,105	$374,617

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value included in comprehensive income (loss) through June 30, 2018 and subsequently through earnings in accordance with ASU 2016-01. As of June 30, 2019 and June 30, 2018, investments were approximately $3.8 million and $3.2 million, respectively. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of June 30, 2019 and June 30, 2018, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of June 30, 2019 and June 30, 2018:

	As of June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,005,182	$-	$-	$3,005,182
Other short term investments	749,988	-	(739)	749,249
Other equities	3,421	-	(1,256)	2,165
Total short-term investments	$3,758,591	$-	$(1,995)	$3,756,596

	As of June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$180,138	$-	$-	$180,138
USCI mutual fund investment	2,500,000	280,480	-	2,780,480
Hedged asset	523,100	-	(280,761)	242,339
Other equities	1,577	-	(529)	1,048
Total short-term investments	$3,204,815	$280,480	$(281,290)	$3,204,005

The following tables summarize the valuation of the Company’s securities at June 30, 2019 and June 30, 2018 using the fair value hierarchy:

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$3,005,182	$3,005,182	$-	$-
Other short term investments	749,249	749,249	-	-
Other equities	2,165	2,165	-	-
Total	$3,756,596	$3,756,596	$-	$-

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$180,138	$180,138	$-	$-
Mutual fund investment	2,780,480	2,780,480	-	-
Hedge asset	242,339	-	242,339	-
Other equities	1,048	1,048	-	-
Total	$3,204,005	$2,961,666	$242,339	$-

During the years ended June 30, 2019 and 2018, there were no transfers between Level 1 and Level 2.

Restricted Cash

At June 30, 2019 and 2018, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$13,437 and US$13,536, respectively after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $523,607 and $532,165 at June 30, 2019 and June 30, 2018, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)	$500,000 as of June 30, 2019 and June 30, 2018 representing 10% equity investment in a registered investment adviser accounted for on a cost basis,
(ii)	and $23,607 as of June 30, 2019 and $32,165 at June 30, 2018 representing deposits and prepayments of rent.

NOTE 8.          GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for June 30, 2019 and 2018 were $915,790 and $915,790, respectively.

Goodwill is comprised of the following amounts:

	As of June 30, 2019	As of June 30, 2018

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2019 or June 30, 2018.

NOTE 9.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2019	June 30, 2018
Accounts payable	$1,720,902	$1,935,645
Accrued interest	117,555	56,689
Taxes payable	181,563	3,938
Deferred rent	37,076	3,681
Accrued payroll, vacation and bonus payable	345,520	299,630
Accrued expenses	464,465	949,804
Total	$2,867,081	$3,249,387

NOTE 10.         RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2019	June 30, 2018
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the years ended June 30, 2019 and 2018 was $24,280 and $24,280, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $15.0 million and $18.7 million for the years ended June 30, 2019 and 2018, respectively, were earned from these related parties. Accounts receivable, totaling $1.0 million and $1.5 million as of June 30, 2019 and June 30, 2018, respectively, were owed from these related parties. Fund expense waivers, totaling $0.3 million and $0.7 million and fund expense limitation amounts, totaling $0.2 million and $0.5 million, for the years ended June 30, 2019 and 2018, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.3 million and $0.7 million as of June 30, 2019 and June 30, 2018, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Consolidated Financial Statements.

NOTE 11.         EQUIPMENT LOANS

As of June 30, 2019, Brigadier had, in the aggregate, an outstanding principal balance of CD$114,292 (approx. US$87,297) related to new vehicle purchases. For each vehicle purchased, the loan principal together with interest is amortized over 60 equal monthly installments. The Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018 reflect the amount of the principal balance which is due within twelve months as a current liability of US$26,241 and $46,705, respectively. Principal amounts under the loans which is due after twelve months are recorded in long term liabilities as US$61,057 and $149,491 for the years ended June 30, 2019 and 2018 respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all vehicle loans for the year ended June 30, 2019 was US$5,197 and $12,662 for the year ended June 30, 2018.

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

On the closing date of the transaction, December 18, 2017, Kahnalytics paid $982,172 in cash towards the purchase price and deposited an additional $1,250,000 in an attorney-held client trust account which was released to the sellers, after downward adjustments due to changes in acquired accounts receivable, on May 18, 2018. The balance of the purchase price, after consideration for monthly installment payments, was paid in full on January 5, 2019.

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the year ended June 30, 2018 assumes the acquisition of the Original Sprout LLC assets had occurred as of July 1, 2017, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for information purposes only and may not necessarily reflect the actual results of operations had the assets of Original Sprout LLC been operated as part of the Company since July 1, 2017. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

Year Ended
June 30, 2018
Pro Forma(1)
Net Revenues	$30,782,940
Net Income	$2,044,203
Basic Earnings per Share	$0.07
Diluted Earnings per Share	$0.05

(1)	Includes the operation of the assets acquired from Original Sprout LLC on a consolidated basis and the estimated transaction costs, amortization of intangible assets, and estimated income tax.

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

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Voting, Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remain 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of June 30, 2019.

Accumulated Other Comprehensive Income

The following table presents activity for the years ending June 30, 2019 and June 30, 2018:

Balance as of June 30, 2017	$119,338
Change in short-term investment valuation before reclassification to earnings	329,629
Foreign currency translation (loss)	(214,284)
Change in short-term investment valuation due to reclassification to earnings	(85,875)
Balance as of June 30, 2018	148,808
Foreign currency translation (loss)	(44,516)
Change in short-term investment valuation due to reclassification to earnings	(279,951)
Balance as of June 30, 2019	$(175,659)

NOTE 14.         INCOME TAXES

The following table summarizes income before income taxes:

	Years Ended June 30,
	2019	2018
U.S.	$414,961	$2,276,390
Foreign	193,902	224,892
Income before income taxes	$608,863	$2,501,282

Income Tax Provision

Provision for income tax as listed on the Consolidated Statements of Operations for the years ended June 30, 2019 and 2018 are $347,014 and $766,596, respectively.

Provision for taxes consisted of the following:

	Years Ended June 30,
	2019	2018
U.S. operations	$183,025	$658,293
Foreign operations	163,989	108,303
Total	$347,014	$766,596

Provisions for income tax consisted of the following as of the years ended:

For the year ended:	June 30, 2019	June 30, 2018

Current:
Federal	$149,239	$572,227
States	36,183	(510,765)
Foreign	188,009	140,142
Total current	373,431	201,604
Deferred:
Federal	(10,572)	502,364
States	8,175	94,467
Foreign	(24,020)	(31,839)
Total deferred	(26,417)	564,992
Total	$347,014	$766,596

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2019 and 2018 are presented below:

For the year ended:	June 30, 2019	June 30, 2018

Deferred tax assets:
Property and equipment and intangible assets - U.S.	$619,483	$745,420
Net operating loss	3,299	3,646
Capital loss carryover	167	10,337
Accruals, reserves and other - foreign	5,674	13,494
Accruals, reserves and other - U.S.	233,646	104,607
Gross deferred tax assets	862,269	877,504
Less valuation allowance	(2,573)	(12,384)
Total deferred tax assets	$859,696	$865,120

Deferred tax liabilities:
Intangible assets - foreign	$(176,578)	$(208,419)
Total deferred tax liabilities	$(176,578)	$(208,419)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.  At present, the Company does believe that it is more likely than not that the deferred tax assets will be realized, however, a partial valuation allowance was established for capital loss carryforwards. The valuation allowance decreased by $9,811 during the year ended June 30, 2019 and decreased by $16,693 during the year ended June 30, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of June 30, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of fiscal year 2019, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of June 30, 2019.

The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. As a result, net deferred tax assets were re-measured, which resulted in a reduction of our deferred tax assets by approximately $504,905 for the tax year ended June 30, 2018.

Furthermore, the TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The GILTI is broadly the excess income of foreign subsidiaries over a 10% rate of routine return on tangible business assets. The US taxable GILTI amount is subject to a 50% GILTI deduction allowance, with the new US federal corporate tax of 21%, the effective US tax rate on GILTI is 10.5%.  The GILTI is effective for taxable years of foreign corporation beginning after December 31, 2017. Due to the aggregated positive E&P of the foreign subsidiaries there is GILTI inclusion for 2018.

Income tax expense (benefit) for the years ended June 30, 2019 and June 30, 2018 differed from the amounts computed by applying the statutory federal income tax rate of 21.00% and 27.50%, respectively, to pretax income (loss) as a result of the following:

For the year ended:	June 30, 2019	June 30, 2018

Federal tax expense (benefit) at statutory rate	$127,861	$687,853
State income taxes	36,760	(437,242)
Permanent differences	112,814	(46,251)
Deferred tax impact of the Tax Act	-	504,905
U.S. toll charge (net of FTC)	-	1,112
Foreign tax credit	(43,930)
Change in valuation allowance	(9,761)	9,761
Foreign rate differential	123,270	46,458
Total tax expense	$347,014	$766,596

For the year ended:	June 30, 2019	June 30, 2018
	%	%
Federal tax expense (benefit) at statutory rate	21.00%	27.50%
State income taxes	6.04%	(17.48%)
Permanent differences	18.52%	(1.85%)
Deferred tax impact of the Tax Act	-	20.19%
Foreign rate differential	20.25%	1.86%
U.S. toll charge (net of FTC)	-	0.04%
Foreign tax credit	(7.22%)	-
Change in valuation allowance	(1.60%)	0.39%
Total tax expense	56.99%	30.65%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which includes interest and penalties, for the years ended June 30, 2019 and 2018 are as follows:

Balance at June 30, 2018	$264,543
Additions based on tax positions taken during a prior period	12,597
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	-
Reductions based on tax positions taken during the current period	-
Reductions related to settlement of tax matters	-
Reductions related to a lapse of applicable statute of limitations	-
Balance at June 30, 2019	$277,140

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2015 through 2018 as of year ended June 30, 2019. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.  There were no ongoing examinations by taxing authorities as of June 30, 2019.

The Company had $251,946 of unrecognized tax benefits as of June 30, 2019 and $251,946 as of June 30, 2018 that if recognized would affect the effective tax rate.  The Company does not anticipate a significant change to its unrecognized tax benefits in the year ending June 30, 2019.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2019, and June 30, 2018, the Company accrued and recognized as a liability $25,194 and $12,597, respectively, of interest and penalties related to uncertain tax positions.

NOTE 15.         COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including vehicles. These leases are generally for three-year terms, with options to renew for additional three-year periods. The leases mature between September 2019 and September 2022, and require monthly rental payments of approximately US$11,561 translated to U.S. currency as of June 30, 2019.

Brigadier leases office and storage facilities as well as certain office equipment in Saskatoon and Regina, Saskatchewan. As of June 30, 2019, the Company had entered into an agreement to purchase its leased facility in Saskatoon effective July 1, 2019 (see Note 17-Subsequent Events). The minimum lease obligations for the Regina facility and office equipment require monthly payments of approximately US$2,725 translated to U.S. currency as of June 30, 2019.

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

For the years ended June 30, 2019 and 2018, the combined lease payments of the Company and its subsidiaries totaled $413,429 and $254,150, respectively.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2020	$412,025
2021	384,248
2022	243,412
2023	206,502
2024	109,958
2025	584
Total minimum lease commitment	$1,356,729

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$73,901) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,436) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts.As of June 30, 2019 and June 30, 2018 the expense waiver payable was $0.3 million and $0.7 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods.

USCF Advisers previously managed one mutual fund, the USCF Commodity Strategy Fund ("USCFX" and USCIX") until it was liquidated on March 21, 2019. Prior to liquidation, USCF Advisers had an expense waiver provision for the USCF Commodity Strategy Fund, whereby, USCF Advisers reimbursed the USCF Commodity Strategy Fund when fund expenditure levels exceeded a certain threshold amount.  The expense fee waiver terminated upon the liquidation of the fund on March 21, 2019.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. Currently, there are no legal proceedings pending.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes an safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $158 thousand and $95 thousand for each of the years ended June 30, 2019 and 2018, respectively.

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

The following table presents a summary of identifiable assets as of June 30, 2019 and June 30, 2018:

	As of June 30, 2019	As of June 30, 2018

Identifiable assets:
Corporate headquarters	$2,730,805	$2,123,048
U.S.A. : fund management	10,878,549	13,563,773
U.S.A. : beauty products	3,780,278	3,739,979
New Zealand: food industry	1,838,800	1,959,486
Canada: security systems	2,025,176	1,714,863
Consolidated	$21,253,608	$23,101,149

The following table presents a summary of operating information for the years ended June 30, 2019 and June 30, 2018:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Revenues:
U.S.A. : beauty products	$3,621,246	$1,694,534
U.S.A. : investment fund management	15,021,439	18,744,313
New Zealand : food industry	4,747,358	4,968,158
Canada : security systems	3,558,580	3,303,584
Consolidated	$26,948,623	$28,710,589

Net income (loss) after taxes:
Corporate headquarters	$(1,223,930)	$(744,992)
U.S.A. : beauty products	406,963	42,702
U.S.A. : investment fund management	687,755	1,950,711
New Zealand : food industry	(13,326)	99,398
Canada : security systems	404,387	386,867
Consolidated	$261,849	$1,734,686

The following table presents a summary of net capital expenditures for the year ended June 30:

	2019	2018
Capital expenditures:
U.S.A. : corporate headquarters	$-	$495
U.S.A. : beauty products	5,501	2,707
U.S.A.: investment fund management	-	-
New Zealand: food industry	48,856	165,414
Canada: security systems	(4,192)	149,449
Consolidated	$50,165	$318,065

The following table represents property, plant and equipment in use at each of the Company's locations as of June 30:

	2019	2018
Asset Location:
U.S.A. : corporate headquarters	$14,305	$14,305
U.S.A. : beauty products	10,745	5,244
U.S.A.: investment fund management	-	-
New Zealand: food industry	1,659,186	1,627,545
Canada: security systems	348,435	363,833
Total All Locations	2,032,671	2,010,927
Less accumulated depreciation	(1,275,657)	(930,456)
Net property, plant and equipment	$757,014	$1,080,471

NOTE 17.     SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On July 2, 2019, Brigadier finalized the purchase of its office facility and land located in Saskatoon for CAN$750,000 (approximately US$572,858), funded by a bank loan of CAN$525,000 (approximately US$401,000) and CAN$225,000 (approximately US$171,858) in cash. The bank loan matures in 5 years and bears interest at the annual rate of 4.14%.

On June 24, 2019, Gourmet Foods, entered into an agreement to purchase the assets of Maketu Pies subject to, among other things, completion of due diligence. However, after completion of due diligence, the agreement was terminated by Gourmet Foods pursuant to its terms on July 31, 2019. (reference Form 8-K filed on June 27, 2019 and August 2, 2019)

USCF Advisers implemented fee waivers for all three of its exchange-traded funds ("ETFs") effective August 15, 2019: the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI"), the USCF SummerHaven SHPEI Index Fund ("BUY") and the he USCF SummerHaven SHPEN Index Fund ("BUYN").  The fee waivers for the three ETFs will remain in effect through October 31, 2020 and may be renewed in the future with approval from the Funds Board of Trustees of USCF ETF Trust.

On August 15, 2019, the Company entered into a letter of engagement with Maxim Group LLC ("Maxim") who is to provide investment banking services. In connection with the fee arrangement for services to be provided, the Company issued to Maxim 175,000 shares of its unregistered common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or disputes with our independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this annual report) and provided reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s management, including the Company's chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2019, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2019, and a description of the business experience of each.

Person	Age	Offices	Office Held Since	Term of Office
Scott Schoenberger	53	Director	2015	2019
Nicholas D. Gerber	57	Chief Executive Officer / Chairman and Director	2015	2019
David W. Neibert	64	Chief Operations Officer and Secretary	2002	2019
Matt Gonzalez	55	Director	2013	2019
Stuart P. Crumbaugh	56	Chief Financial Officer	2017	2019
Kathryn D. Rooney	47	Director / Chief Communications Officer	2017	2019
Derek Mullins	46	Director	2017	2019
Kelly J. Anderson	51	Director	2019	2019
Joya Delgado Harris	46	Director	2017	2019
Erin Grogan	45	Director	2017	2019

Nicholas D. Gerber: Mr. Gerber has served as the President, Chief Executive Officer and Chairman of the Board of Concierge Technologies, Inc. (“Concierge”) since January 2015. Mr. Gerber has also been the Chairman of the Board of Directors of United States Commodity Funds, LLC (“USCF”), since June 2005 and served as its President and Chief Executive Officer from June 2005 through May 15, 2015 and Vice President since May 15, 2015. USCF serves as the General Partner and Manager to several related public funds. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Mr. Gerber has also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. from June 2003 to 2009. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc., or USCF. Mr. Gerber has also served on the USCF Advisers LLC (“USCF Advisers”) Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is listed as a principal of USCF Advisers with the CFTC and NFA and, effective as of February 2017, he is also an NFA associated person, swap associated person, and a Branch Manager of USCF Advisers. Mr. Gerber earned an M.B.A. degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

Scott Schoenberger: Mr. Schoenberger has served on the Board of Concierge since January 2015. Mr. Schoenberger is the owner and Chief Executive Officer of KAS Engineering, a second-generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and Chief Executive Officer of Nica Products, another manufacturing company based in Orange County, CA. Mr. Schoenberger has over 30 years of business experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a B.S. in Environmental Studies from the University of California, Santa Barbara.

David W. Neibert:  Mr. Neibert has been a Director of Concierge since June 2002. Mr. Neibert previously served as Chief Executive Officer of Concierge from April 2007 through January 2015, then Chief Financial Officer from February 2015 through October 2017, and from November 2017 to present, Mr. Neibert has served as the Chief Operating Officer. Concurrently with his service and tenure at Concierge, Mr. Neibert has continuously served as President of Kahnalytics, Inc. since May 2015, nka Original Sprout; Director and Chief Financial Officer of Gourmet Foods Ltd. since August 2015 and Director for Brigadier Security Systems since June 2016. As Concierge’s Chief Operations Officer, Mr. Neibert is responsible for long range planning, growth and ensuring profitable operations of Concierge’s subsidiaries including, but not limited to, the selection and retention of their respective management teams, accounting practices and processes in accordance with U.S. GAAP. Mr. Neibert is also responsible for the primary due diligence efforts, contract negotiations, and on-boarding of new subsidiary acquisitions for Concierge. Prior to joining Concierge, Mr. Neibert served as President of Roamer One and as a Director and Executive Vice President of Business Development of their publicly traded parent company Intek Global Corporation, a global distributor of radio products. Mr. Neibert attended the University of California Los Angeles from 1973-1978 with a focus on business management and developmental psychology.

Matt Gonzalez: Mr. Gonzalez has served as a Director of Concierge since 2013.  He is an accomplished attorney with experience handling both civil and criminal matters in both state and federal courts. Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender's Office where he oversees an office of over 100 trial lawyers. He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005, and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner at Gonzalez & Kim, a California partnership with multiple business holdings in the transportation sector. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco. He joined Concierge as an investor in 2010 before becoming its Director in 2013. Mr. Gonzalez earned his B.A. from Columbia University and his Juris Doctor from Stanford Law School.

Erin Grogan: Ms. Grogan has served as Director of Concierge since 2017.  Ms. Grogan serves as the Chief Financial Officer of the Association for California School Administrators. Previously, Ms. Grogan served as head of Finance and Operations at YouCaring, a fundraising platform for personal and charitable causes, until it was acquired by GoFundMe. Prior to joining YouCaring, Ms. Grogan was the Director of Finance and Planning as well as an adjunct faculty member at the University of San Francisco, School of Management, from 2012 until 2016. Ms. Grogan has over 20 years of experience in management and finance, including positions at ON24, Inc., Mooreland Partners, Cadbury Schweppes, Asbury Automotive Group, Banc of America Securities, PricewaterhouseCoopers, and American International Group. Ms. Grogan earned her B.A. from Columbia University and an M.B.A. in finance from the New York University Leonard N. Stern School of Business.

Derek Mullins: Mr. Mullins has served as Director of Concierge since 2017 and currently serves as Co-Founder and Managing Partner of PINE Advisor Solutions. Previously he was the Director of Operations at ArrowMark Colorado Holdings LLC and the Chief Financial Officer and Treasurer of Meridian Fund, Inc. and Destra Investment Trust. Mr. Mullins also served as Director of Operations at Black Creek Capital and Dividend Capital from 2004 to 2009 and as Manager of Fund Administration at ALPS Fund Services from 1996 to 2004. Mr. Mullins brings over 20 years of operations, accounting, finance and compliance experience to the Board. Mr. Mullins earned a B.S. in Finance from the University of Colorado, Boulder and a Master’s degree in Finance from the University of Colorado, Denver.

Kathryn D. Rooney: Ms. Rooney has served as Director of Concierge and as the Company’s Chief Communications Officer since January 2017.  Ms. Rooney also serves as the Chief Marketing Officer of USCF and brings over 20 years of experience in marketing and investor relations. Ms. Rooney is responsible for marketing, brand management for Concierge and USCF and overall product distribution for USCF. Prior to joining USCF and Concierge, Ms. Rooney was Director of Business Development for the Ameristock Mutual Fund. She also served as National Sales Director for ALPS Mutual Fund Services and as a Trust Officer for Fifth Third Bank. Ms. Rooney received her B.A. in Economics and Psychology with a minor in Art History from Wellesley College. Ms. Rooney is a registered representative of ALPS Distributors, Inc.

Joya Delgado Harris: Ms. Harris has served as Director of Concierge since 2017.  She has been the Director of Research Integration for the American Cancer Society since 2012. In this role she provides oversight and management of the integration of Extramural Grants Department research and training program outcomes into enterprise-wide organization and mission objectives. Before joining the American Cancer Society, Ms. Harris worked for Y-ME National Breast Cancer Organization. From 2008 to 2011, Ms. Harris has over a decade of experience in non-profit management, previously serving as the Executive Director for the Association of Village PRIDE and as the Director of Product Development for the Metropolitan Atlanta Chapter of the American Red Cross. Her experience and demonstrated accomplishments in key leadership functions including program development, implementation, and evaluation; curriculum design; grant-writing and resource development; meeting planning; board cultivation and management; and developing business partnerships. Ms. Harris has also served as a Consumer Peer Reviewer for the Congressionally Directed Medical Research Programs (CDMRP), administered by the Department of Defense, sitting alongside scientists to review and evaluate innovative breast cancer research grant proposals. Ms. Harris earned a B.A. from Wellesley College, and received a Masters of Public Health degree with concentration in public health policy and management from the Rollins School of Public Health of Emory University. She serves as the immediate Past President of the Atlanta Wellesley Club.

Kelly J. Anderson: Ms. Anderson has been a Director since May 2019. Ms. Anderson has over 35 years of experience in finance, accounting and operations roles in various industries.  Since 2015, Ms. Anderson has been a managing partner in C Suite Financial Partners, a financial consulting services company dedicated to serving private, public, private equity, entrepreneurial, family office and government-owned firms in all industries. Between July 2014 and March 2015, Ms. Anderson was CFO of Mavenlink, a SaaS company. Between October 2012 and January 2014, Ms. Anderson was Chief Accounting Officer of Fisker Automotive. Between April 2010 and February 2012, Ms. Anderson was the President and Chief Financial Officer of T3 Motion, Inc., (“T3”), an electric vehicle technology company. Between March 2008 and April 2010, she served as T3’s Executive Vice President and Chief Financial Officer, and as a director from January 2009 until January 2010. From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit reporting agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties and its affiliates. From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp., a Fortune 500 title insurance company. Ms. Anderson has served on the board of directors for Tomi Environmental Services (OCTQB: TOMZ) since 2016. Ms. Anderson is a CPA (Inactive). Ms. Anderson holds a B.A. degree in Business Administration with an accounting concentration from California State University Fullerton

Stuart P. Crumbaugh: Mr. Crumbaugh has served as the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) and its subsidiaries since December 2017, and also the Chief Financial Officer, Secretary and Treasurer of USCF, a subsidiary of Wainwright, since May 2015. In addition, Mr. Crumbaugh has served as a Director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers LLC. He also serves as a Management Trustee of USCF ETF Trust from May 2015 to present and as Management Trustee of the USCF Mutual Funds Trust from October 2016 to present. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Conflicts of Interest. Our officers and directors who are not employees of our subsidiary company will not devote more than a portion of their time to our affairs. There will be occasions when the time requirements of Concierge's business conflict with the demands of their other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

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

●

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●

Other than Nicholas Gerber, through his involvement as a director of United Sates Commodity Funds LLC which is the commodity pool operator and general partner or sponsor of 13 commodity based exchange traded products that are registered under Section 12 of the Exchange Act, and as a director of USCF ETF Trust, a registered investment company under the Investment Company Act of 1940, which currently has one exchange traded fund and is advised by USCF Advisers LLC, a registered investment adviser, acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our Form 10-K Annual Report for the year ended June 30, 2018.  See, "ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, Exhibit Number 14.1."  We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the Company at its address at 1202 Puerta Del Sol, San Clemente, California 92673.

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our executive officers for the fiscal years ended June 30, 2019 and 2018. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David W. Neibert	2018	169,500	Nil	Nil	Nil	Nil	Nil	53,834	223,334
Chief Operations Officer(1)	2019	200,000	25,000	Nil	Nil	Nil	Nil	Nil	225,000
Nicholas D. Gerber(2)	2018	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Chief Executive Officer	2019	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
John P. Love (3)	2018	406,250	67,000	Nil	Nil	Nil	Nil	Nil	473,250
Chief Executive Officer - USCF	2019	450,000	37,500	Nil	Nil	Nil	Nil	Nil	487,500
Stuart P. Crumbaugh (4)	2018	272,500	46,000	Nil	Nil	Nil	Nil	Nil	318,500
Chief Financial Officer	2019	286,000	28,600	Nil	Nil	Nil	Nil	Nil	314,600

(1) Mr. Neibert was also reimbursed approximately $34,426 for health insurance premiums making his total $259,426 for 2019.

(2) USCF pays Mr. Gerber a salary of $400,000.

(3) USCF pays Mr. Love a salary of $450,000 per year which increased from $400,000 per year effective May 2018.

(4) USCF pays Mr. Crumbaugh a salary of $286,000 per year which increased from $272,500 per year effective April 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year.

Compensation of Directors

The following compensation was paid to our directors for their services as directors for the fiscal year ended June 30, 2019. Only our independent directors receive compensation. Independent directors receive an annual retainer, paid quarterly, plus reimbursement for approved Board meeting travel and related out-of-pocket expenses.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Nicholas D. Gerber	0	0	0	0	0	0	0
Scott Schoenberger	0	0	0	0	0	0	0
Matt Gonzalez	10,000	0	0	0	0	0	10,000
Erin Grogan	10,000	0	0	0	0	0	10,000
Kathryn D. Rooney	0	0	0	0	0	0	0
Derek Mullins	10,000	0	0	0	0	0	10,000
Kelly J. Anderson	4,167	0	0	0	0	0	4,167
Joya Delgado Harris	10,000	0	0	0	0	0	10,000

Stock Options.

During the last two fiscal years, our officers and directors have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 27, 2019, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of the Company’s common stock by (1) each director of the Company, (2) the named Executive Officers of the Company, (3) each person or group of persons known by the Company to be the beneficial owner of greater than 5% of the Company’s outstanding common stock, and (4) all directors and officers of the Company as a group:

Name and Address of Beneficial Owner	Amount Owned		Percent of Class (5)
Gonzalez & Kim 1202 Puerta Del Sol San Clemente CA 92673	233,400	(1)	.61%
Nicholas D. Gerber 1202 Puerta Del Sol San Clemente CA 92673	18,130,015	(2)	47.12%
David W. Neibert 1202 Puerta Del Sol San Clemente CA 92673	36,248	(3)	0.09%
Scott Schoenberger 1202 Puerta Del Sol San Clemente CA 92673	4,697,993	(4)	12.21%
Kathryn D. Rooney 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Derek Mullins 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Erin Grogan 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Kelly J. Anderson 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Joya Harris 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Stuart P. Crumbaugh 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Officers and Directors as a Group	23,097,656	(5)	60.03%
Eliot and Sheila Gerber	3,543,603		9.21%
Gerber Family Trust	5,623,543		14.62%
(1)

Mr. Gonzalez is a member of the Board of the Company. Mr. Gonzalez and Mr. Hansu Kim are 50% partners and share voting and dispositive power in Gonzalez & Kim, a California general partnership, which holds 11,670 shares of Series B Preferred Stock (which after giving effect to their conversion would total 233,400 shares of Common Stock) constituting 0.61% of the outstanding shares of Common Stock which percentage is based on 38,473,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(2)

Mr. Gerber is the President and Chief Executive Officer of the Company and Chairman of the Board. Mr. Gerber’s shares are held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”) and Mr. and Mrs. Gerber serve as trustees of the Gerber Trust, which owns a total 18,130,015 shares, representing 47.12% of the outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(3)

Mr. Neibert is the Chief Operations Officer of the Company and a member of the Board. Mr. Neibert owns an aggregate 36,248 shares. Mr. Neibert’s total beneficial ownership constitutes 0.09% of the outstanding shares of Common Stock which percentage is based on 38,473,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(4)

Mr. Schoenberger is a member of the Board of the Company. Mr. Schoenberger’s shares are held by the Schoenberger Family Trust (the “Schoenberger Trust”) and Mr. Schoenberger serves as sole trustee of the Schoenberger Trust, and total 4,697,993 shares, representing 12.21% of the outstanding shares of Common Stock which percentage is based on 38,473,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(5)

The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act which percentages are calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1). The percentage of common stock outstanding is as of September 24, 2019, and based upon 37,412,519 shares of common outstanding and 53,032 shares of Series B Preferred Stock, giving effect to the conversion of all Series B Preferred Stock at a ratio of 20:1, for a total issued and outstanding amount of 38,473,159 shares.

Upon acquiring their shares of Voting Stock, Messrs. Gerber and Schoenberger have voted all shares of Voting Stock concurringly on matters submitted to the Company’s stockholders. Pursuant to a voting agreement, (the “Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of Voting Stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger will represent 22,828,008, or 59.33% of the Voting Stock when voting on director nominees.

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

The Board does not currently have any standing committees. The Board will review the appropriateness of forming standing audit, nominating, corporate governance and compensation committees in light of the Company’s growth and will form such standing or ad hoc committees as the Board deems appropriate.

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

          Fiscal Year ended June 30, 2019          $342,597

          Fiscal Year ended June 30, 2018          $333,191

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

          Fiscal Year ended June 30, 2019          $nil

          Fiscal Year ended June 30, 2018          $29,975

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

          Fiscal Year ended June 30, 2019          $158,477

          Fiscal Year ended June 30, 2018          $  75,353

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

          Fiscal Year ended June 30, 2019          $nil

          Fiscal Year ended June 30, 2018          $nil

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee, and in our case the board of directors, require that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Document

2.1	Agreement for Sale and Purchase of a Business, dated May 29, 2015, by and between Gourmet Foods Ltd. and Concierge Technologies, Inc.[3]
2.2	Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd.[5]
2.3

Stock Purchase Agreement, dated September 19, 2016 by and among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto[6]

2.4	Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[11]
2.5	Termination of Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[12]
3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[1]
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[7]
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017.[7]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Convertible Promissory Note, dated January 27, 2016, by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc.[4]
10.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017, by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[8]
14.1(1)	Code of Business Conduct and Ethics[10]
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[9]
21.1(1)	Concierge Technologies, Inc. - Subsidiary List(1)13
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

# Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed herewith.

1Previously filed with Report on Form 10-K on October 8, 2010 and incorporated by reference herein.

2Previously filed with Current Report on Form 8-K on January 29, 2015 and incorporated by reference herein.

3Previously filed with Current Report on Form 8-K on June 2, 2015 and incorporated by reference herein.

4Previously filed with Current Report on Form 8-K on February 2, 2016 and incorporated by reference herein.

5Previously filed with Current Report on Form 8-K on June 8, 2016 and incorporated by reference herein.

6Previously filed with Current Report on Form 8-K on September 20, 2016 and incorporated by reference herein.

7Previously filed with Definitive Proxy Materials on Schedule 14A on February 28, 2017 and incorporated by reference herein.

8Previously filed with Current Report on Form 8-K on November 21, 2017 and incorporated by reference herein.

9Previously filed with Current Report on Form 8-K on April 6, 2017 and incorporated by reference herein.

10Previously filed with Current Report on Form 10-K on September 28, 2018 and incorporated by reference herein.

11Previously filed with Current Report on from 8-K on June 27, 2019 and incorporated by referencence herein.

12Previously filed with Current Report on from 8-K on August 2, 2019 and incorporated by referencence herein.

13Concierge Technologies, Inc. - Subsidiary List

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: September 30, 2019	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2019	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 30, 2019	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 30, 2019	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 30, 2019	/s/ Derek Mullins
Derek Mullins, Director

Date: September 30, 2019	/s/ Kathryn D. Rooney
Kathryn D. Rooney, Director

Date: September 30, 2019	/s/ Erin Grogan
Erin Grogan, Director

Date: September 30, 2019	/s/ Kelly J. Anderson
Kelly J. Anderson, Director

Date: September 30, 2019	/s/ Joya Delgado Harris
Joya Delgado Harris, Director