Form 10-Q
period 2019-09-30
CONCIERGE TECHNOLOGIES INC
filed 2019-11-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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
None

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

The registrant had 37,412,519 shares of Common Stock, $0.001 par value, and 53,032 shares of Series B Convertible, Voting, Preferred Stock on November 13, 2019. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the year ended June 30, 2019. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	June 30, 2019
		(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,904,137	$6,481,815
Accounts receivable, net	875,672	939,649
Accounts receivable - related parties	988,769	1,037,146
Inventories	1,049,184	1,008,662
Prepaid income tax and tax receivable	1,232,219	1,754,369
Investments	3,775,158	3,756,596
Other current assets	265,796	546,105
Total current assets	15,090,935	15,524,342

Restricted cash	12,543	13,436
Property and equipment, net	1,299,866	757,014
Operating lease right-of-use asset	1,005,006	-
Goodwill	915,790	915,790
Intangible assets, net	2,575,156	2,659,723
Deferred tax assets, net	859,696	859,696
Other assets, long - term	523,607	523,607
Total assets	$22,282,599	$21,253,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,533,875	$2,867,081
Expense waivers – related parties	213,095	325,821
Current portion operating lease liabilities	361,996	-
Notes payable - related parties	3,500	3,500
Loans - property and equipment, current portion	13,153	26,241
Total current liabilities	3,125,619	3,222,643

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Loans - property and equipment, net of current portion	380,200	61,057
Long-term operating lease liabilities	680,490	-
Deferred tax liabilities	176,578	176,578
Total long-term liabilities	1,837,268	837,635
Total liabilities	4,962,887	4,060,278

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 53,032 issued and outstanding at September 30, 2019 and at June 30, 2019	53	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,412,519 shares issued and outstanding at September 30, 2019 and 37,237,519 at June 30, 2019	37,412	37,237
Additional paid-in capital	9,216,204	9,178,838
Accumulated other comprehensive (loss)	(141,710)	(175,659)
Retained earnings	8,207,753	8,152,861
Total stockholders' equity	17,319,712	17,193,330
Total liabilities and stockholders' equity	$22,282,599	$21,253,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018

Net revenue
Fund management - related party	$3,040,569	$4,222,984
Food products	1,250,331	1,192,996
Security systems	773,277	858,651
Beauty products and other	963,673	902,328
Net revenue	6,027,850	7,176,959

Cost of revenue	1,769,393	1,838,384

Gross profit	4,258,457	5,338,575

Operating expense
General and administrative expense	1,117,149	1,072,932
Fund operations	809,836	1,265,655
Marketing and advertising	577,876	871,781
Depreciation and amortization	149,663	174,505
Salaries and compensation	1,543,022	1,384,982
Total operating expenses	4,197,546	4,769,855

Income from operations	60,911	568,720

Other (expense) income:
Other (expense) income	8,436	(174,661)
Interest and dividend income	25,847	3,779
Interest expense	(11,005)	(8,136)
Total other (expense) income, net	23,278	(179,018)

Income before income taxes	84,189	389,702

Provision of income taxes	29,297	103,748

Net income	$54,892	$285,954

Weighted average shares of common stock
Basic	37,325,019	29,559,139
Diluted	38,385,659	38,298,159

Net income per common share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018

Net income	$54,892	$285,954

Other comprehensive income (loss):
Foreign currency translation gain (loss)	33,949	(11,583)
Comprehensive income	$88,841	$274,371

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTH PERIODS ENDING SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(UNAUDITED)

Period Ending September 30, 2019	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(175,659)	$8,152,861	$17,193,330
Gain on currency translation	-	-	-	-	-	33,949	-	33,949
Common stock issued for services	-	-	175,000	175	-	-	-	175
Common stock issued for services - earned(1)	-	-	-	-	37,366	-	-	37,366
Net income	-	-	-	-	-	-	54,892	54,892
Balance at September 30, 2019	53,032	$53	37,412,519	$37,412	$9,216,204	$(141,710)	$8,207,753	$17,319,712

Period Ending September 30, 2018	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$148,808	$7,611,061	$16,975,997
(Loss) on currency translation	-	-	-	-	-	(11,583)	-	(11,583)
Reclass of investment gains	-	-	-	-	-	(279,951)	279,951	-
Net income	-	-	-	-	-	-	285,954	285,954
Balance at September 30, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$(142,726)	$8,176,966	$17,250,368

The accompanying notes are an integral part of these consolidated financial statements.

(1)  See Shares Issued for Services contained in Note 14

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Month Period Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,892	$285,954
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	149,663	174,505
Stock based vendor compensation	37,541	-
Unrealized (gain) loss on investments	(94)	78,018
Realized (gain) on sale of investments	-	(84,901)
(Gain) on disposal of equipment	-	(1,979)

Decrease (increase) in current assets:
Accounts receivable, net	39,506	12,770
Accounts receivable - related party	48,377	136,349
Prepaid income taxes and tax receivable	540,808	(57,776)
Inventories	(67,549)	(154,928)
Other current assets	280,145	67,197
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(302,275)	(65,722)
Expense waivers - related party	(112,726)	(250,911)
Net cash provided by operating activities	668,288	138,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	-	(22,500)
Purchase of real estate and equipment – net of disposal	(645,817)	(4,531)
Sale of investments	-	100,000
Purchase of investments	(18,245)	-
Net cash provided by (used in) investing activities	(664,062)	72,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans - real estate, property and equipment	393,353	-
Repayment of equipment loan	(87,298)	(88,401)
Net cash provided by (used in) financing activities	306,055	(88,401)

Effect of exchange rate change on cash and cash equivalents	111,148	(11,359)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	421,429	111,785

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	6,495,251	7,524,114

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$6,916,680	$7,635,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$4,885	$-
Income taxes	$159,363	$6,000
Noncash financing and investing activities:
Acquisition of operating right-of-use assets through operating lease obligations	$1,150,916	$-

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2019 Form 10-K filed on September 30, 2019 with the U.S. Securities and Exchange Commission.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company does not currently maintain an allowance for doubtful accounts as it believes all accounts are collectible. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019 and June 30, 2019, the Company had $0 and $2,075, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of September 30, 2019, and June 30, 2019, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 52% and 59% of the total Brigadier revenues for the three months ended September 30, 2019 and September 30, 2018, respectively. The same customer accounted for approximately 36% of Brigadier's accounts receivable as of the balance sheet date of September 30, 2019 as compared to 37% as of June 30, 2019. A second customer accounted for approximately 10% of the revenues for the three-month period ending September 30, 2018, however no significant sales from this customer were recorded for the three month period ending September 30, 2019.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the quarter ended September 30, 2019, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 21% of Gourmet Foods sales revenues as compared to 24% for the three months ended September 30, 2018. This customer accounted for 25% of the accounts receivable at September 30, 2019 as compared to 28% as of June 30, 2019. The second largest in the grocery industry accounted for approximately 14% of Gourmet Foods sales revenues for the quarter ended September 30, 2019 as compared to 13% for the three months ended September 30, 2018. This same group accounted for 20% of Gourmet Foods accounts receivable as of September 30, 2019 as compared to 19% as of June 30, 2019. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three months ended September 30, 2019, accounted for approximately 43% of Gourmet Foods’ gross sales revenues as compared to 40% for the three months ended September 30, 2018. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Concierge, through Original Sprout, is not dependent upon any one customer or group of customers as no single customer or buying group consistently accounts for over 10% of the gross revenues, though due to timing of deliveries a customer may account for a significant portion of our gross revenues during any particular period. For the three months ended September 30, 2019, one customer accounted for approximately 15% of our revenues as compared to two different companies accounting for 15% and 11% of our revenues for the three-month period ending September 30, 2018. These companies did not account for any significant portion of our accounts receivable as of September 30, 2019 or as of June 30, 2019, however two different customers who did not account for a significant portion of our revenues did account for 18% and 16% of our accounts receivable as of September 30, 2019 as compared to 25% and 12%, respectively, along with a third customer whose account receivable represented 17% of all accounts receivable as of June 30, 2019. Original Sprout is partially dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and nine month revenues as of September 30, 2019 and September 30, 2018 along with the accounts receivable at September 30, 2019 as compared with June 30, 2019 as depicted below.

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
	Revenue		Revenue
Fund
USO	$1,550,198	51%	$1,984,921	47%
USCI	621,049	20%	1,253,859	30%
UNG	459,462	15%	504,862	12%
All Others	409,860	14%	479,342	11%
Total	$3,040,569	100%	$4,222,984	100%

	As of September 30, 2019		As of June 30, 2019
	Accounts Receivable		Accounts Receivable
Fund
USO	$510,712	52%	$526,981	51%
USCI	177,913	18%	236,251	23%
UNG	151,012	15%	141,413	13%
All Others	149,132	15%	132,501	13%
Total	$988,769	100%	$1,037,146	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the three months ended September 30, 2019 and 2018 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each reporting period to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three months ended September 30, 2019 and September 30, 2018, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful life of the asset (see Note 5 to the Condensed Consolidated Financial Statements).

Category	Estimated Useful Life (in years)
Plant and equipment:	5	to	10
Furniture and office equipment:	3	to	5
Vehicles	3	to	5
Buildings	10	to	39

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three months ended September 30, 2019 or 2018.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the three months ended September 30, 2019 or 2018.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three months ended September 30, 2019 or 2018.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Operations, which for the three months ended September 30, 2019, were approximately US$208,890, or approximately 27% of the total security system revenues. These revenues for the three months ended September 30, 2019 account for approximately 3% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended September 30, 2019 and 2018 were $0.6 million and $0.9 million, respectively.

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

Short-Term Investment Valuation

In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair values, except those accounted for under the equity method, will be measured at fair value with changes in fair value recognized in earnings rather than other comprehensive income (loss). In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on certain debt securities. The Company adopted this guidance effective on July 1, 2018, resulting in reclassification of accumulated other comprehensive income to retained earnings. Besides this reclassification there was no material impact to the Condensed Consolidated Financial Statements as a result of the adoption.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (Refer to Note 17 of the Condensed Consolidated Financial Statements).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the three months ended September 30, 2019 and 2018 a determination was made that no adjustments were necessary

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new standard on July 1, 2019 using the modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Consequently, the Company did not update financial information or provide disclosures required under the new standard for dates and periods prior to July 1, 2019. The Company elected the package of practical expedients and did not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. In addition, the Company adopted the lessee practical expedient to combine lease and non-lease components for all asset classes and elected to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less.

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $1,113,840 and $1,150,916 respectively, as of July 1, 2019. The ROU assets were recorded net of $37,076 in deferred rent adjustments that were previously recorded in accrued expenses and deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to retained earnings. Additionally, there was no impact on the Company’s unaudited condensed consolidated statements of operations and comprehensive income or the unaudited statement of cash flows as a result of the adoption of Topic 842 for the three months ended September 30, 2019.

Refer to Note 6 for additional disclosures over the Company’s leases.

A summary of the effects of the initial adoption of ASU 2016-02 and ASC 842 follows:

ASU 2016-02
Increase (decrease):
Assets	$1,113,840
Current portion operating lease liabilities	$370,697
Long-term operating lease liabilities	$780,219
Accumulated other comprehensive income	$-
Retained earnings	$-

The Company has reviewed new accounting pronouncements issued between September 30, 2019, the filing date of our most recent prior Annual Report on Form 10-K, and the filing date of this Quarterly Report on Form 10-Q and has determined that no new pronouncements issued are relevant to the Company, and/or have, or will have, a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended September 30, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$54,892	37,325,019	$0.00
Effect of dilutive securities
Preferred stock Series B	-	1,060,640	-
Diluted income per share	$54,892	38,385,659	$0.00

	For the Three Months Ended September 30, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$285,954	29,559,139	$0.01
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$285,954	38,298,159	$0.01

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	September 30,	June 30,
	2019	2019
Raw materials	$266,091	$208,284
Supplies and packing materials	165,448	188,035
Finished goods	617,645	612,343
Total inventories	$1,049,184	$1,008,662

NOTE 5.	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

	September 30 , 2019	June 30, 2019
Plant and equipment	$1,422,669	$1,511,629
Furniture and office equipment	190,386	188,370
Vehicles	376,108	332,672
Land and building	575,082	-
Total property, plant and equipment, gross	2,564,245	2,032,671
Accumulated depreciation	(1,264,379)	(1,275,657)
Total property, plant and equipment, net	$1,299,866	$757,014

For the three months ended September 30, 2019 and 2018, depreciation expense for property, plant and equipment totaled $65,096 and $89,938, respectively.

NOTE 6.	LEASES

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses, and long-term operating lease liabilities in the Unaudited Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets nor operating lease liabilities. Leases with an initial term of 12 months or less, and certain office equipment leases which are deemed insignificant, are not recorded on the balance sheet and expensed as incurred and included within rent expense under general and administrative expense. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s most significant leases are real estate leases of office, warehouse and production facilities. The remaining operating leases are primarily comprised of leases of printers and other equipment which are deemed insignificant. For all operating leases, the Company has elected the practical expedient permitted under Topic 842 to combine lease and non-lease components. As a result, non-lease components, such as common area or equipment maintenance charges, are accounted for as a single lease element. The Company does not have any finance leases.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance. Variable payments are deemed immaterial, expensed as incurred, and included within rent expense under general and administrative expense.

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$8,068 (GST not included) translated to U.S. currency as of September 30, 2019. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,491 translated to U.S. currency as of September 30, 2019. Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $7,837 with increases annually. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For the three months ended September 30, 2019 and 2018, the combined lease payments of the Company and its subsidiaries totaled $96,524 and $67,848, respectively, and recorded under general and administrative expense in the Condensed Consolidated Statements of Operations. As of September 30, 2019 the Condensed Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,005,006, recorded net of $37,480 in deferred rent, and $1,042,486 in total Operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2020	$281,660
2021	349,023
2022	229,820
2023	202,079
2024	108,700
Total minimum lease payments	1,171,282
Less: present value discount	(128,796)
Total operating lease liabilities	$1,042,486

The weighted average remaining lease term for the Company'a operating leases was 4.0 years as of September 30, 2019 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	September 30, 2019	June 30, 2019
Customer relationships	$700,252	$700,252
Brand name	1,142,122	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Total	3,375,870	3,375,870
Less : accumulated amortization	(800,714)	(716,147)
Net intangibles	$2,575,156	$2,659,723

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

	September 30,	June 30,
	2019	2019
Customer relationships	$700,252	700,252
Less: accumulated amortization	(223,302)	(203,492)
Total customer relationships, net	$476,950	496,760

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

	September 30,	June 30,
	2019	2019
Brand name	$1,142,122	$1,142,122
Less: accumulated amortization	(139,220)	(129,084)
Total brand name, net	$1,002,902	$1,013,038

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

	September 30,	June 30,
	2019	2019
Domain name	$36,913	$36,913
Less: accumulated amortization	(28,202)	(26,341)
Total brand name, net	$8,711	$10,572

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

	September 30,	June 30,
	2019	2019
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(285,521)	(246,622)
Total recipes and formulas, net	$936,080	$974,979

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

	September 30,	June 30,
	2019	2019
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(124,470)	(110,608)
Total non-compete agreement, net	$150,512	$164,374

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 was $84,567 and $84,567, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2020	$250,942
2021	326,033
2022	306,809
2023	286,507
2024	268,809
Thereafter	1,136,056
Total	$2,575,156

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $265,796 as of September 30, 2019 and $546,105 as of June 30, 2019 are comprised of various components as listed below.

	As of September 30, 2019	As of June 30, 2019
Deposits and prepaid expenses	$229,371	$462,215
Other current assets	36,425	83,890
Total	$265,796	$546,105

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value included in comprehensive income (loss) through June 30, 2018 and subsequently through earnings in accordance with ASU 2016-01. As of September 30, 2019 and June 30, 2019, investments were both approximately $3.8 million, respectively. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of September 30, 2019 and June 30, 2019, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of September 30, 2019 and June 30, 2019:

	September 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,020,323	$-	$-	$3,020,323
Other short term investments	753,315	-	(221)	753,094
Other equities	3,421	-	(1,680)	1,741
Total short-term investments	$3,777,059	$-	$(1,901)	3,775,158

	June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,005,182	$-	$-	$3,005,182
Other short term investments	749,988	-	(739)	749,249
Other equities	3,421	-	(1,256)	2,165
Total short-term investments	$3,758,591	$-	$(1,995)	3,756,596

The following tables summarize the valuation of the Company’s securities at September 30, 2019 and June 30, 2019 using the fair value hierarchy:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$3,020,323	$3,020,323	$-	$-
Other short term investments	753,094	753,094	-	-
Other equities	1,741	1,741	-	-
Total	$3,775,158	$3,775,158	$-	$-

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$3,005,182	$3,005,182	$-	$-
Other short term investments	749,249	749,249	-	-
Other equities	2,165	2,165	-	-
Total	$3,756,596	$3,756,596	$-	$-

During the three months ended September 30, 2019 and 2018, there were no transfers between Level 1 and Level 2.

Restricted Cash

At September 30, 2019 and June 30, 2019, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$12,543 and US$13,437, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $523,607 as of September 30, 2019 and June 30, 2019, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)

$514,435 as of September 30, 2019 and June 30, 2019 representing 10% equity investment in a registered investment adviser accounted for on a cost basis as $500,980, and $13,455 representing deposits and prepayments.

(ii)	and $9,172 as of September 30, 2019 and at June 30, 2019 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for September 30, 2019 and June 30, 2019 were $915,790.

Goodwill is comprised of the following amounts:

	September 30, 2019	June 30, 2019

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill – Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months ended September 30, 2019 or as of June 30, 2019.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2019	June 30, 2019
Accounts payable	$1,769,913	$1,720,902
Accrued interest	123,675	117,555
Taxes payable	37,175	181,563
Deferred rent	-	37,076
Accrued payroll, vacation and bonus payable	330,920	345,520
Accrued expenses	272,192	464,465
Total	$2,533,875	$2,867,081

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30, 2019	June 30, 2019

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three months ended September 30, 2019 and 2018 was $6,120 and $6,120, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $3.0 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively, were earned from these related parties. Accounts receivable, totaling $1.0 million as of September 30, 2019 and as of June 30, 2019, respectively, were owed from these related parties. Fund expense waivers, totaling $0.1 million and $0.1 million and fund expense limitation amounts, totaling $0 and $0.1 million, for the three months ended September 30, 2019 and 2018, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.2 million and $0.3 million as of September 30, 2019 and June 30, 2019, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 16 to the Condensed Consolidated Financial Statements.

NOTE 12.	LOANS - REAL ESTATE AND EQUIPMENT

As of September 30, 2019, Brigadier had repaid all the loan balances related to vehicle purchases and had taken out a new loan facilitating the purchase of the Saskatoon office land and building. The initial principal balance was $525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of September 30, 2019 is $17,413 (approximately US$13,153) and the long term principal amount due is $503,329 (approximately US$380,200). For each vehicle purchased in prior periods, the loan principal together with interest was amortized over 60 equal monthly installments. The Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019 include the amount of the principal balance on vehicle loans which is due within twelve months as a current liability of zero and US$26,241, respectively. Principal amounts under the vehicle loans which is due after twelve months are recorded in long term liabilities as zero and US$61,057 as of September 30, 2019 and June 30, 2019, respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all loans for the three months ended September 30, 2019 was US$4,885 and US$2,016 for the three months ended September 30, 2018.

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

NOTE 14.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Voting, Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remain 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of September 30, 2019.

Shares Issued for Services

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provide for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company releases a portion of the shares each month. For the three month period ended September 30, 2019, the Company incurred an expense of $37,541 attributed to the release of shares due to 45 days of performance under the engagement. As a non-cash expense, the amount of $37,366 was recorded as additional paid in capital as detailed on the Condensed Consolidated Statements of Stockholders' Equity. The engagement letter also contains a provision for payment of an additional 175,000 shares if the Company is successful in effectuating an up-listing to a national exchange during the term of the engagement. Because of the uncertainty of success, the Company has not accrued any liability for the remittance of these shares and will expense the payment, if any, at the time of issuance.

Accumulated Other Comprehensive Income (Loss)

The following table presents activity for the three months ending September 30, 2019 and year ending June 30, 2019:

Balance as of July 1, 2018	$148,808
Foreign currency translation (loss)	(44,516)
Change in short-term investment valuation due to reclassification to earnings	(279,951)
Balance as of June 30, 2019	(175,659)
Foreign currency translation	33,949
Balance as of September 30, 2019	$(141,710)

NOTE 15.	INCOME TAXES

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

As of September 30, 2019, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three months ended September 30, 2019 or 2018.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.03 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2019 and 2018 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2014 through 2018 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2018 remain open for examination by Canada and New Zealand authorities which is four years. As of September 30, 2019, there were no active taxing authority examinations.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Refer to Note 6 for the Company's lease commitments and disclosure.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$68,984) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$12,543) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts. As of September 30, 2019 and June 30, 2019 the expense waiver payable was $0.2 million and $0.3 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods.

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

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $32 thousand and $0 thousand for each of the three months ended September 30, 2019 and 2018, respectively.

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

The following table presents a summary of identifiable assets as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
Identifiable assets:
Corporate headquarters	$4,113,432	$2,730,805
U.S.A.: beauty products	4,079,035	3,780,278
U.S.A.: fund management	9,817,863	10,878,549
New Zealand: food industry	1,899,700	1,838,800
Canada: security systems	2,372,569	2,025,176
Consolidated total	$22,282,599	$21,253,608

The following table presents a summary of operating information for the three months ended September 30:

	2019	2018
Revenues from unaffiliated customers:
U.S.A. : beauty products	$963,673	$902,328
U.S.A. : investment fund management	3,040,569	4,222,984
New Zealand : food industry	1,250,331	1,192,996
Canada : security systems	773,277	858,651
Consolidated total	$6,027,850	$7,176,959

Net (loss) income:
Corporate headquarters	$(438,258)	$(392,912)
U.S.A. : beauty products	80,914	108,391
U.S.A. : investment fund management	208,538	414,266
New Zealand : food industry	101,253	13,664
Canada : security systems	102,445	142,545
Consolidated total	$54,892	$285,954

The following table presents a summary of net capital expenditures for the three month periods ended September 30:

	2019	2018
Capital Expenditures
U.S.A.: corporate headquarters	$-	$-
U.S.A.: beauty products	2,995	1,386
U.S.A.: fund management	-	-
New Zealand: food industry	33,376	13,030
Canada: security systems	609,446	(12,836)
Consolidated	$645,817	$1,580

The following table represents the property, plant and equipment in use at each of the Company's locations as of September 30, 2019 and June 30, 2019:

	As of September 30, 2019	As of June 30, 2019

Asset Location
Corporate headquarters	$14,305	$14,305
U.S.A. : beauty products	13,739	10,745
U.S.A. : investment fund management	-	-
New Zealand : food industry	1,582,168	1,659,186
Canada : security systems	954,033	348,435
Total All Locations	2,564,245	2,032,671
Less accumulated depreciation	(1,264,379)	(1,275,657)
Net property, plant and equipment	$1,299,866	$757,014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Concierge and Subsidiaries

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Financial Summary

The table below summarizes each of Concierges subsidiaries into one of two categories. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses are included in the Concierge Corporate columns.

($’s in thousands)	Financial Services For the Three Months Ended September 30,				Other Operating Units For the Three Months Ended September 30,				Concierge Corporate For the Three Months Ended September 30,				Consolidated For the Three Months Ended September 30,
	2019	2018	Change		2019	2018	Change		2019	2018	Change		2019	2018	Change
			$	%			$	%			$	%			$	%
Revenue	$3,041	$4,223	$(1,182)	(28%)	$2,987	$2,954	$33	1%					$6,028	$7,177	$(1,149)	(16%)
% of total revenue	50%	59%		(9%)	50%	41%		9%
Cost of revenue					$1,769	$1,838	$(69)	(4%)					$1,769	$1,838	$(69)	(4%)
Gross profit	$3,041	$4,223	$(1,182)	(28%)	$1,218	$1,116	$102	9%					$4,259	$5,339	$(1,080)	(20%)
Operating expenses	2,843	3,633	$(790)	(22%)	866	802	64	8%	$489	$335	$154	46%	4,198	4,770	(572)	(12%)
% of total operating expenses	68%	76%		(8%)	20%	17%		3%	12%	7%		5%
Income (loss) from operations	$198	$590	$(392)	(66%)	$352	$314	$38	12%	$(489)	$(335)	$(154)	(46%)	$61	$569	$(508)	(89%)
Other (expense) / income	15	(175)	190	109%	6	$2	$4	238%	2	(6)	$8	133%	23	(179)	202	113%
Income (loss) before income taxes	$213	$415	$(202)	(49%)	$358	$316	$42	13%	$(487)	$(341)	$(146)	(43%)	$84	$390	$(306)	(78%)

Revenue and Operating Income

Consolidated revenue for the three months ended September 30, 2019 was $6.0 million representing a $1.2 million decrease from the prior year revenue of $7.2 million. While net revenues decreased as a result of lower Fund assets under management ("AUM") from our fund management business by approximately $1.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, the corporation's revenues derived from its other operating units were up slightly to $3.0 million which was comparable to the same prior year period, resulting in a net reduction to revenue in the current quarter of approximately 16%. Concierge produced an operating income for the three months ended September 30, 2019 of $0.1 million as compared to $0.6 million for the three months ended September 30, 2018. The decrease in operating income was primarily attributable to lower fund management revenue from Wainwright due to lower AUM.

Other Expenses

Other (expenses) income, including provision for income tax of $29 thousand and $104 thousand, for the three months ended September 30, 2019 and 2018, were $23 thousand and ($179) thousand for the three months ended September 30, 2019 and 2018, respectively, resulting in a net income before taxes of $84 thousand and $390 thousand, respectively. Provision for income tax for the three months ended September 30, 2019 and 2018 were primarily attributable to our United States operations through our Wainwright subsidiary.

Net Income

Overall, the net income between the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 decreased by approximately $231 thousand or approximately 81% to approximately $55 thousand from $286 thousand. The reduction in profits for the three months ended September 30, 2019 was primarily attributable to lower fund management revenue from Wainwright due to a lower amount of AUM, partially offset by decreases in Wainwright variable operating expenses, and general and administrative costs. After giving consideration to currency translation gains of $34 thousand our comprehensive income for the three months ended September 30, 2019 was $89 thousand as compared to the three months ended September 30, 2018 where there was a currency translation loss of $12 thousand resulting in comprehensive income of $274 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in New Zealand and Canada.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate thirteen exchange-traded products ("ETPs") and exchange traded funds (“ETFs”) listed on they NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $2.2 billion assets under management as of September 30, 2019. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

For the Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018

Revenue

Average AUM for the three months ended September 30, 2019 was at $2.1 billion, as compared to approximately $3.0 billion from the three months ended September 30, 2018 primarily due to a decrease in USO, USCI and UNG AUM. As a result, the revenues from management and advisory fees decreased by approximately $1.2 million, or 28%, to $3.0 million for the three months ended September 30, 2019 as compared to the thee months ended September 30, 2018 where revenues from management and advisory fees totaled $4.2 million.

Expenses

Wainwright’s total operating expenses for three months ended September 30, 2019 decreased by $0.8 million to $2.8 million, or approximately 22%, from $3.6 million for the three months ended September 30, 2018. Variable expenses, as described above, decreased by $0.5 million over the respective three-month period due to lower AUM which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses, excluding new fund development cost, for the three months ended September 30, 2019 were $0.3 million as compared to $0.5 million for the three months ended September 30, 2018. Expenses were reduced marginally due to decreases in legal and professional fees. Total marketing expenses decreased $0.3 million to $0.5 million for the three months ended September 30, 2019 as compared to the prior year period due to a decrease of $0.2 million in advertising and marketing conference spend along with a $0.1 million reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $1.1 million and $1.0 million for the three months ended September 30, 2019 and September 30, 2018, respectively, with the increase due to accrued vacation and small increases in annual compensation.

Income

Income before income taxes for the three months ended September 30, 2019 decreased $0.2 million to $0.2 million from $0.4 million for three months ended September 30, 2018 due to $1.2 million in lower revenue as a result of lower AUM, offset by a $0.8 million reduction in operating expenses along with a decrease of $0.2 million in other expenses.

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

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Gourmet Foods, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translations are included in foreign currency translation (loss) gain on the Condensed Consolidated Statements of Comprehensive Income as well as accumulated other comprehensive (loss) income found on the Condensed Consolidated Balance Sheets.

For the Three Months Ended September 30, 2019, Compared to the September Ended September 30, 2018

Revenue

Net revenues for the three months ended September 30, 2019 were $1.3 million with cost of goods sold of $0.9 million resulting in a gross profit of $0.4 million, or approximately 30% gross margin, as compared to the year ended September 30, 2018 where net revenues were $1.2 million and cost of goods sold were $0.9 million producing a gross profit of $0.3 million, or approximately 26%.

Expenses

General, administrative and selling expenses, including wages and marketing, for the three month periods ended September 30, 2019 and 2018 were $0.2 million and $0.2 million producing operating income of $0.2 million and $0.1 million, respectively, or approximately 13% net operating profit for the three months ended September 30, 2019 and 8% for the three months ended September 30, 2018. The depreciation expense, provision for income tax, and other income (expense) totaled approximately $0.1 million for the three months ended September 30, 2019 as compared to $0.1 million for the three months ended September 30, 2018.

Income

Income for the three months ended September 30, 2019, after expenses of approximately $0.3 million, resulted in approximately $116 thousand before income tax provision of approximately $14 thousand resulted in a net income of approximately $102 thousand as compared to a net income of $14 thousand for the three months ended September 30, 2018. Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

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

Gains and losses resulting from foreign currency translations are included in foreign currency translation (loss) gain on the Condensed Consolidated Statements of Comprehensive Income as well as accumulated other comprehensive (loss) income found on the Condensed Consolidated Balance Sheets.

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

Net revenues for the three months ended September 30, 2019 were $0.8 million with cost of goods sold recorded as approximately $0.4 million, resulting in a gross profit of approximately $0.4 million with a gross margin of approximately 53% as compared to the three months ended September 30, 2018 where net revenues were approximately $0.9 million with cost of goods sold of $0.5 million and a gross profit of $0.4 million, or approximately 47%.

Expenses

General, administrative and selling expenses for the three months ended September 30, 2019 were $0.3 million producing an operating profit of $0.1 million or approximately 18% as compared to the three months ended September 30, 2018 where operating profits were $0.2 million, or approximately 23%, with general, administrative and selling expenses of $0.2 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $40 thousand for the three months ended September 30, 2019 resulting in income after income taxes of approximately $0.1 million as compared to income after income taxes of approximately $0.1 million for the three months ended September 30, 2018 where other expense totaled $50 thousand.

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

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

Net revenues for the three months ended September 30, 2019 were $1.0 million as compared to $0.9 million for the three months ended September 30, 2018. Cost of goods sold for the three months ended September 30, 2019 and 2018 were $0.5 million and $0.5 million, respectively, resulting in a gross profit of approximately $0.5 million and $0.4 million, respectively.

Expenses

General, administrative and selling expenses were approximately $0.3 million resulting in an operating income of approximately $0.2 million, or approximately 17%, as compared to $0.2 million of general, administrative and selling expenses resulting in $0.2 million for the three months ended September 30, 2018, or approximately 19%.

Income

After consideration given to income tax provision, other income, and depreciation expense, the net income for the three months ended September 30, 2019 was approximately $0.1 million as compared to $0.1 million from the prior year comparable period.

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

As of September 30, 2019, we had $6.9 million of cash and cash equivalents on a consolidated basis as compared to $6.5 million as of June 30, 2019. The increase in cash was due to a $606,163 income tax refund from the State of California offset in part by a reduction in accounts payable.

During the current and past fiscal years combined, Concierge has invested approximately $3.5 million in cash towards purchasing and assimilating the Original Sprout assets into the Concierge Technologies group of companies. During the previous years ended June 30, 2016 through June 30, 2017, Concierge invested approximately $3.3 million in cash to acquire Gourmet Foods and Brigadier Security Systems as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. Despite these cash investments, our working capital position remains strong at $12 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives.

In relation to the adoption of ASC 842 (see Note 2), the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $1,062,486 and $0 as of September 30, 2019 and June 30, 2019, respectively. The obligations will amortize over the passage of time through the recognition of periodic rent expense. See Note 6 for further analysis of this obligation.

Borrowings

As of September 30, 2019, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.7 million as of June 30, 2019. Approximately US$393,353 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. Concierge, without inclusion of its subsidiary companies, as of September 30, 2019 and June 30, 2019, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	September 30, 2019	June 30, 2019
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

As of September 30, 2019, Brigadier had an outstanding principal balance of CD$520,742 (approx. US$393,353 translated as of September 30, 2019) related to the purchase of their Saskatoon office land and building. The Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019 reflect the amount of the principal balance which is due within twelve months as a current liability of US$13,153 and a long term liability of US$380,200. As of June 30, 2019, the loan liability consisted of principal balances outstanding for vehicle purchases. The principal amounts under the loans which were due within twelve months were recorded in short term liabilities as US$26,241, and after twelve months as US$61,057. These loans were paid in full as of September 30, 2019, whereas there was no liability for the loan related to the property purchase as of June 30, 2019. Total interest on all loans for the three months ended September 30, 2019 was US$4,885 and US$2,016 for the three months ended September 30, 2018.

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

Concierge and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. The risks and uncertainties are included in our annual report on Form 10-K filed September 30, 2019 and are not the only risks we face. Additional risks and uncertainties that are presently unknown or are currently deemed immaterial may also impair our business operations. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

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

2.4	Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[11]
2.5	Termination of Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[12]
3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[1]
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[7]
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017.[7]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Convertible Promissory Note, dated January 27, 2016, by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc.[4]
10.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017, by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[8]
14.1	Code of Business Conduct and Ethics[10]
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[9]
21.1	Concierge Technologies, Inc. - Subsidiary List[13]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

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

11Previously filed with Current Report on Form 8-K on June 27, 2019 and incorporated by reference herein.

12Previously filed with Current Report on Form 8-K on August 2, 2019 and incorporated by reference herein.

13Previously filed with Current Report on Form 10-K on September 30, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: November 14, 2019	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.