Form 10-Q
period 2019-12-31
CONCIERGE TECHNOLOGIES INC
filed 2020-02-14
CIK 1005101

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

The registrant had 37,412,519 shares of Common Stock, $0.001 par value, and 53,032 shares of Series B Convertible, Voting, Preferred Stock on February 13, 2020. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2019	June 30, 2019
		(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,532,285	$6,481,815
Accounts receivable, net	811,699	939,649
Accounts receivable - related parties	1,002,708	1,037,146
Inventories	1,219,403	1,008,662
Prepaid income tax and tax receivable	1,346,703	1,754,369
Investments	3,792,918	3,756,596
Other current assets	272,814	546,105
Total current assets	14,978,530	15,524,342

Restricted cash	13,468	13,436
Property and equipment, net	1,298,455	757,014
Operating lease right-of-use asset	928,964	-
Goodwill	915,790	915,790
Intangible assets, net	2,490,590	2,659,723
Deferred tax assets, net	859,696	859,696
Other assets, long - term	523,607	523,607
Total assets	$22,009,100	$21,253,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,118,950	$2,867,081
Expense waivers – related parties	288,119	325,821
Current portion operating lease liabilities	366,617	-
Notes payable - related parties	3,500	3,500
Loans - property and equipment, current portion	13,556	26,241
Total current liabilities	2,790,742	3,222,643

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Loans - property and equipment, net of current portion	384,412	61,057
Long-term operating lease liabilities	600,231	-
Deferred tax liabilities	176,578	176,578
Total long-term liabilities	1,761,221	837,635
Total liabilities	4,551,963	4,060,278

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 53,032 issued and outstanding at December 31, 2019 and at June 30, 2019	53	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,412,519 shares issued and outstanding at December 31, 2019 and 37,237,519 at June 30, 2019	37,412	37,237
Additional paid-in capital	9,292,955	9,178,838
Accumulated other comprehensive (loss)	(6,122)	(175,659)
Retained earnings	8,132,839	8,152,861
Total stockholders' equity	17,457,137	17,193,330
Total liabilities and stockholders' equity	$22,009,100	$21,253,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	December 31,		December 31,
	2019	2018	2019	2018

Net revenue
Fund management - related party	$2,839,718	$3,939,004	$5,880,287	$8,161,988
Food products	1,320,357	1,145,410	2,570,334	2,339,704
Security systems	733,533	714,069	1,506,753	1,561,100
Beauty products and other	902,928	897,457	1,866,601	1,799,786
Net revenue	5,796,536	6,695,940	11,823,975	13,862,578

Cost of revenue	1,724,507	1,751,280	3,493,827	3,584,431

Gross profit	4,072,029	4,944,660	8,330,148	10,278,147

Operating expense
General and administrative expense	986,392	1,076,585	2,106,392	2,148,468
Fund operations	727,450	1,144,734	1,537,287	2,410,388
Marketing and advertising	634,871	762,742	1,210,003	1,634,484
Depreciation and amortization	150,485	174,657	300,148	349,096
Salaries and compensation	1,673,443	1,721,688	3,216,485	3,104,842
Total operating expenses	4,172,641	4,880,406	8,370,315	9,647,278

(Loss) Income from operations	(100,612)	64,254	(40,167)	630,869

Other (expense) income:
Other (expense) income	(31,347)	(320,048)	(22,458)	(493,083)
Interest and dividend income	26,403	351,582	52,239	355,364
Interest expense	(10,246)	(7,269)	(21,248)	(15,377)
Total other (expense) income, net	(15,190)	24,265	8,533	(153,096)

(Loss) Income before income taxes	(115,802)	88,519	(31,634)	477,773

Benefit (Provision) of income taxes	40,888	(25,358)	11,612	(129,106)

Net (loss) income	$(74,914)	$63,161	$(20,022)	$348,667

Weighted average shares of common stock
Basic	37,412,519	29,559,139	37,368,769	29,559,139
Diluted	37,412,519	38,298,159	37,368,769	38,298,159

Net income per common share
Basic	(0.00)	$0.00	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Net (loss) income	$(74,914)	$63,161	$(20,022)	$348,667

Other comprehensive income (loss):
Foreign currency translation gain (loss)	135,588	(47,125)	169,537	(58,708)
Comprehensive income	$60,674	$16,036	$149,515	$289,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND Six MONTH PERIODS ENDING December 31, 2019 AND December 31, 2018
(UNAUDITED)

Period Ending December 31, 2019	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(175,659)	$8,152,861	$17,193,330
Gain on currency translation	-	-	-	-	-	33,949	-	33,949
Common stock issued for services	-	-	175,000	175	-	-	-	175
Common stock issued for services - earned(1)	-	-	-	-	37,366	-	-	37,366
Net income	-	-	-	-	-	-	54,892	54,892
Balance at September 30, 2019	53,032	$53	37,412,519	$37,412	$9,216,204	$(141,710)	$8,207,753	$17,319,712
Gain on currency translation	-	-	-	-	-	135,588	-	135,588
Common stock issued for services	-	-	-	-	-	-	-	-
Common stock issued for services - earned(1)	-	-	-	-	76,751	-	-	76,751
Net (loss)	-	-	-	-	-	-	(74,914)	(74,914)
Balance at December 31, 2019	53,032	$53	37,412,519	$37,412	$9,292,955	$(6,122)	$8,132,839	$17,457,137

Period Ending December 31, 2018	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$148,808	$7,611,061	$16,975,997
(Loss) on currency translation	-	-	-	-	-	(11,583)	-	(11,583)
Reclass of investment gains	-	-	-	-	-	(279,951)	279,951	-
Net income	-	-	-	-	-	-	285,954	285,954
Balance at September 30, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$(142,726)	$8,176,966	$17,250,368
(Loss) on currency translation	-	-	-	-	-	(47,125)	-	(47,125)
Reclass of investment gains	-	-	-	-	-	-	(448)	(448)
Net income	-	-	-	-	-	-	63,161	63,161
Balance at December 31, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$(189,851)	$8,239,679	$17,265,956

The accompanying notes are an integral part of these consolidated financial statements.

(1)  See Shares Issued for Services contained in Note 13

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Month Period Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,022)	$348,667
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	300,148	349,096
Stock based vendor compensation	114,292	-
Bad debt expense	91	-
Unrealized loss on investments	688	314,313
Loss on disposal of equipment	-	1,434
Operating lease right-of-use asset - Non-cash lease cost	184,876	-

Decrease (increase) in current assets:
Accounts receivable, net	130,917	142,174
Accounts receivable - related party	34,437	226,377
Prepaid income taxes and tax receivable	427,260	(64,010)
Inventories	(207,324)	(306,271)
Other current assets	94,986	178,635
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(781,736)	(309,587)
Operating lease liabilities	(184,068)	-
Expense waivers - related party	(37,702)	(273,655)
Net cash provided by operating activities	56,843	607,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	-	(45,000)
Purchase of real estate and equipment – net of disposal	(495,579)	(8,984)
Sale of investments	-	180,000
Purchase of investments	(29,060)	(346,759)
Net cash (used in) investing activities	(524,639)	(220,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans - real estate, property and equipment	404,518	-
Repayment of equipment loan	(94,613)	(96,525)
Net cash provided by (used in) financing activities	309,905	(96,525)

Effect of exchange rate change on cash and cash equivalents	208,393	(30,515)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	50,502	259,390

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	6,495,251	7,524,114

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$6,545,753	$7,783,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$8,990	$-
Income taxes-U.S.	$159,363	$43,000
Non-Cash financing and investing activities:
Acquisition of operating right-of-use assets through operating lease obligations	$1,150,916	$-
Reclassification of deposit from other current assets to property and equipment	$178,276	$-

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

●	Marygold & Co., a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, estimated to commence operations by May 2020.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements, which are referred to herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier, Original Sprout and Marygold & Co.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company does not currently maintain an allowance for doubtful accounts as it believes all accounts are collectible. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019 and June 30, 2019, the Company had $0 and $2,075, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of December 31, 2019, and June 30, 2019, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, has a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand alone entity. Marygold & Co., as a newly formed entity, had no revenues and no significant transactions for the three or six months ended December 31, 2019. What transactions that did occur were combined with those of Concierge.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 50% and 51% of the total Brigadier revenues for the three and six months ended December 31, 2019 ,respectively, as compared to 53% and 55% for the three and six months ended December 31, 2018, respectively. The same customer accounted for approximately 41% of Brigadier's accounts receivable as of the balance sheet date of December 31, 2019 as compared to 37% as of June 30, 2019.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the quarter ended December 31, 2019, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 19% of Gourmet Foods sales revenues as compared to 20% for the three months ended December 31, 2018. This customer accounted for 36% of the accounts receivable at December 31, 2019 as compared to 28% as of June 30, 2019. The second largest in the grocery industry accounted for approximately 13% of Gourmet Foods sales revenues for the quarter ended December 31, 2019 as compared to 12% for the three months ended December 31, 2018. This same group accounted for 15% of Gourmet Foods accounts receivable as of December 31, 2019 as compared to 19% as of June 30, 2019. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three months ended December 31, 2019, accounted for approximately 44% of Gourmet Foods’ gross sales revenues as compared to 44% for the three months ended December 31, 2018. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Concierge, through Original Sprout, is not dependent upon any one customer or group of customers as no single customer or buying group consistently accounts for over 10% of the gross revenues, though due to timing of deliveries a customer may account for a significant portion of our gross revenues during any particular period. For the three months ended December 31, 2019, no customer accounted for 10% or more of our revenues as compared to two different companies accounting for 13% and 10% of our revenues for the three-month period ending December 31, 2018. These companies did not account for any significant portion of our accounts receivable as of December 31, 2019 or as of June 30, 2019, however three different customers who did not account for a significant portion of our revenues did account for 18%, 16% and 15% of our accounts receivable as of December 31, 2019 as compared to three other different companies whose accounts receivable represented 25%, 17% and 12% of all accounts receivable as of June 30, 2019. Original Sprout is partially dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and six month revenues as of  December 31, 2019 and December 31, 2018 along with the accounts receivable at December 31, 2019 as compared with June 30, 2019 as depicted below.

	For the Three Months Ended December 31, 2019		For the Three Months Ended December 31, 2018
	Revenue		Revenue
Fund
USO	$1,441,122	51%	$1,853,481	47%
USCI	455,435	16%	1,095,830	28%
UNG	515,611	18%	572,526	14%
All Others	427,550	15%	417,167	11%
Total	$2,839,718	100%	$3,939,004	100%

	For the Six Months Ended December 31, 2019		For the Six Months Ended December 31, 2018
	Revenue		Revenue
Fund
USO	$2,991,321	51%	$3,838,402	47%
USCI	1,076,484	18%	2,349,689	29%
UNG	975,073	17%	1,077,388	13%
All Others	837,409	14%	896,509	11%
Total	$5,880,287	100%	$8,161,988	100%

	As of December 31, 2019		As of June 30, 2019
	Accounts Receivable		Accounts Receivable
Fund
USO	$467,895	47%	$526,981	51%
USCI	142,699	14%	236,251	23%
UNG	207,145	21%	141,413	13%
All Others	184,969	18%	132,501	13%
Total	$1,002,708	100%	$1,037,146	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the six months ended December 31, 2019 and 2018 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each reporting period to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the six months ended December 31, 2019 and December 31, 2018, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the six months ended December 31, 2019 or 2018.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the six months ended December 31, 2019 or 2018.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the six months ended December 31, 2019 or 2018.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Operations, which for the three and six months ended December 31, 2019, were approximately US$202,656 and US$413,119, or approximately 28% of the total security system revenues. These revenues for the three and six months ended December 31, 2019 account for approximately 3% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three and six months ended December 31, 2019 were $634,871 and $1,210,003, respectively, as compared to $762,742 and $1,634,484 for the three and six months ended December 31, 2018 million, respectively.

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

Short-Term Investment Valuation

In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair values, except those accounted for under the equity method, will be measured at fair value with changes in fair value recognized in earnings rather than other comprehensive income (loss). In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on certain debt securities. The Company adopted this guidance effective on July 1, 2018, resulting in reclassification of $279,951 of accumulated other comprehensive income to retained earnings. Besides this reclassification there was no material impact to the Condensed Consolidated Financial Statements as a result of the adoption.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (Refer to Note 16 of the Condensed Consolidated Financial Statements).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the three and six months ended December 31, 2019 and 2018 a determination was made that no adjustments were necessary

Recent Accounting Pronouncements

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $1,113,840 and $1,150,916 respectively, as of July 1, 2019. The ROU assets were recorded net of $37,076 in deferred rent adjustments that were previously recorded in accrued expenses and deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to retained earnings. Additionally, there was no impact on the Company’s unaudited condensed consolidated statements of operations and comprehensive income or the unaudited statement of cash flows as a result of the adoption of Topic 842 for the three months ended December 31, 2019.

Refer to Note 6 for additional disclosures over the Company’s leases.

A summary of the effects of the initial adoption of ASU 2016-02 and ASC 842 on July 1, 2019 are as follows:

ASC 842
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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended December 31, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$(74,914)	37,412,519	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted income per share	$(74,914)	37,412,519	$(0.00)

	For the Three Months Ended December 31, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$63,161	29,559,139	$0.00
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$63,161	38,298,159	$0.00

	For the Six Months Ended December 31, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$(20,022)	37,368,769	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted income per share	$(20,022)	37,368,769	$(0.00)

	For the Six Months Ended December 31, 2018
	Net Income	Shares	Per Share
Basic income per share:
Net income	$348,667	29,559,139	$0.01
Effect of dilutive securities
Preferred stock Series B	-	8,739,020	-
Diluted income per share	$348,667	38,298,159	$0.01

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	December 31,	June 30,
	2019	2019
Raw materials	$275,228	$208,284
Supplies and packing materials	189,781	188,035
Finished goods	754,394	612,343
Total inventories	$1,219,403	$1,008,662

NOTE 5.	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

	December 31, 2019	June 30, 2019
Plant and equipment	$1,538,300	$1,511,629
Furniture and office equipment	200,147	188,370
Vehicles	388,354	332,672
Land and building	586,609	-
Total property, plant and equipment, gross	2,713,410	2,032,671
Accumulated depreciation	(1,414,955)	(1,275,657)
Total property, plant and equipment, net	$1,298,455	$757,014

For the three and six months ended December 31, 2019 depreciation expense for property, plant and equipment totaled $65,919 and $131,015, respectively, as compared to $90,091 and $179,963 for the three and six months ended December 31, 2018, respectively.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$8,663 (GST not included) translated to U.S. currency as of December 31, 2019. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,541 translated to U.S. currency as of December 31, 2019. Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $7,837 with increases annually. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For the three and six months ended December 31, 2019 the combined lease payments of the Company and its subsidiaries totaled $100,689 and $197,219, respectively, as compared to $120,950 and $217,739 for the three and six months ended December 31, 2018,  and recorded under general and administrative expense in the Condensed Consolidated Statements of Operations. As of December 31, 2019 the Condensed Consolidated Balance Sheets included operating lease right-of-use assets totaling $928,964, recorded net of $37,884 in deferred rent, and $966,848 in total Operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2020	$192,947
2021	356,763
2022	233,320
2023	203,192
2024	109,198
Total minimum lease payments	1,095,420
Less: present value discount	(128,572)
Total operating lease liabilities	$966,848

The weighted average remaining lease term for the Company's operating leases was 4 years as of December 31, 2019 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	December 31,	June 30,
	2019	2019
Customer relationships	$700,252	$700,252
Brand name	1,142,122	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Total	3,375,870	3,375,870
Less : accumulated amortization	(885,280)	(716,147)
Net intangibles	$2,490,590	$2,659,723

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

	December 31,	June 30,
	2019	2019
Customer relationships	$700,252	700,252
Less: accumulated amortization	(243,114)	(203,492)
Total customer relationships, net	$457,138	496,760

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

	December 31,	June 30,
	2019	2019
Brand name	$1,142,122	$1,142,122
Less: accumulated amortization	(149,354)	(129,084)
Total brand name, net	$992,768	$1,013,038

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

	December 31,	June 30,
	2019	2019
Domain name	$36,913	$36,913
Less: accumulated amortization	(30,063)	(26,341)
Total brand name, net	$6,850	$10,572

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

	December 31,	June 30,
	2019	2019
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(324,417)	(246,622)
Total recipes and formulas, net	$897,184	$974,979

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

	December 31,	June 30,
	2019	2019
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(138,332)	(110,608)
Total non-compete agreement, net	$136,650	$164,374

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three and six months ended December 31, 2019 and 2018 was $84,567 and $169,133, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2020	$166,375
2021	326,033
2022	306,809
2023	286,507
2024	268,809
Thereafter	1,136,057
Total	$2,490,590

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $272,814 as of December 31, 2019 and $546,105 as of June 30, 2019 are comprised of various components as listed below.

	As of December 31, 2019	As of June 30, 2019
Deposits and prepaid expenses	$225,428	$462,215
Other current assets	47,386	83,890
Total	$272,814	$546,105

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2019 and June 30, 2019 we have no such investments. Investments in which no controlling financial interest or significant influence exists are recorded at fair value included in comprehensive income (loss) through June 30, 2018 and subsequently through earnings in accordance with ASU 2016-01. As of December 31, 2019 and June 30, 2019, investments were approximately $3.8 million. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of December 31, 2019 and June 30, 2019, there were no investments requiring the equity method investment accounting.

Investments measured at estimated fair value consist of the following as of December 31, 2019 and June 30, 2019:

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,034,242	$-	$-	$3,034,242
Other short term investments	757,790	-	-	757,790
Other equities	1,421	-	(535)	886
Total short-term investments	$3,793,453	$-	$(535)	$3,792,918

	June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,005,182	$-	$-	$3,005,182
Other short term investments	749,988	-	(739)	749,249
Other equities	3,421	-	(1,256)	2,165
Total short-term investments	$3,758,591	$-	$(1,995)	$3,756,596

During the six months ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2.

Restricted Cash

At December 31, 2019 and June 30, 2019, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$13,468 and US$13,436, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $523,607 as of December 31, 2019 and June 30, 2019, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)

$514,435 as of December 31, 2019 and June 30, 2019 representing 10% equity investment in a registered investment adviser accounted for on a cost basis as $500,980, and $13,455 representing deposits and prepayments.

(ii)	and $9,172 as of December 31, 2019 and at June 30, 2019 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for December 31, 2019 and June 30, 2019 were $915,790.

Goodwill is comprised of the following amounts:

	December 31, 2019	June 30, 2019

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill – Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the six months ended December 31, 2019 or as of June 30, 2019.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2019	June 30, 2019
Accounts payable	$1,157,260	$1,720,902
Accrued interest	135,915	117,555
Taxes payable	57,814	181,563
Deferred rent	-	37,076
Accrued payroll, vacation and bonus payable	292,405	345,520
Accrued expenses	475,556	464,465
Total	$2,118,950	$2,867,081

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31, 2019	June 30, 2019

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and six months ended December 31, 2019 and 2018 was $6,120 and $12,240, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues for the three and  six months ended December 31, 2019 totaling $2.8 million and $5.9 million, respectively, as compared to $3.9 million and $8.2 million for the three and six months ended December 31, 2018, respectively, were earned from these related parties. Accounts receivable, totaling $1.0 million as of December 31, 2019 and as of June 30, 2019, respectively, were owed from these related parties. Fund expense waivers, totaling $0.1 million and $0.2 million, for both three and six month periods ended December 31, 2019 and 2018, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.3 million as of December 31, 2019 and as of  June 30, 2019, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements.

NOTE 12.	LOANS - PROPERTY AND EQUIPMENT

As of December 31, 2019, Brigadier had repaid all the loan balances related to vehicle purchases and had taken out a new loan facilitating the purchase of the Saskatoon office land and building. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of December 31, 2019 is CD$17,594 (approximately US$13,556) and the long term principal amount due is CD$498,905 (approximately US$384,412). For each vehicle purchased in prior periods, the loan principal together with interest was amortized over 60 equal monthly installments. The Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019 include the amount of the principal balance on vehicle loans which is due within twelve months as a current liability of zero and US$26,241, respectively. Principal amounts under the vehicle loans which is due after twelve months are recorded in long term liabilities as zero and US$61,057 as of December 31, 2019 and June 30, 2019, respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on all loans for the three and six months ended December 31, 2019 was US$4,064 and US$8,990, respectively, as compared to the three and six months ended December 31, 2018 of US$1,133 and US$3,137, respectively.

NOTE 13.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible, under certain conditions, into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Voting, Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remain 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of December 31, 2019.

Shares Issued for Services

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provide for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company releases a portion of the shares each month. For the six month period ended December 31, 2019, the Company incurred an expense of $114,292 attributed to the release of shares due to 137 days of performance under the engagement. As a non-cash expense for the three month period ended December 31, 2019, the amount of $76,751 was recorded as additional paid in capital as detailed on the Condensed Consolidated Statements of Stockholders' Equity. The engagement letter also contains a provision for payment of an additional 175,000 shares if the Company is successful in effectuating an up-listing to a national exchange during the term of the engagement. Because of the uncertainty of success, the Company has not accrued any liability for the remittance of these shares and will expense the payment, if any, at the time of issuance.

NOTE 14.	INCOME TAXES

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

As of December 31, 2019, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the six months ended December 31, 2019 or 2018.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax benefit (provision) of $12 thousand and ($129) thousand for the six months ended December 31, 2019 and 2018, respectively. The effective tax rate for the six months ended December 31, 2019 and 2018 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2014 through 2018 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2018 remain open for examination by Canada and New Zealand authorities which is four years. As of December 31, 2019, there were no active taxing authority examinations.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Refer to Note 6 for the Company's lease commitments and disclosure.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$74,072) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,468) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts. As of December 31, 2019 and June 30, 2019 the expense waiver payable was $0.3 million and $0.3 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods.

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

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $61 thousand and $0 thousand for each of the six months ended December 31, 2019 and 2018, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of Wainwright Holdings, Gourmet Foods, Ltd., Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiary, Marygold & Co., has not begun operations so the accounts have been consolidated with those of corporate headquarters and not yet identified as a separate segment. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections through our wholly owned subsidiary Gourmet Foods, Ltd. and in Canada we provide security alarm system installation and maintenance services to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
Identifiable assets:
Corporate headquarters	$3,675,454	$2,730,805
U.S.A.: beauty products	3,986,334	3,780,278
U.S.A.: fund management	9,924,749	10,878,549
New Zealand: food industry	2,143,664	1,838,800
Canada: security systems	2,278,899	2,025,176
Consolidated total	$22,009,100	$21,253,608

The following table presents a summary of operating information for the three months ended December 31:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Revenues from external customers:
U.S.A. : beauty products	$902,928	$897,457
U.S.A. : investment fund management - related party	2,839,718	3,939,004
New Zealand : food industry	1,320,357	1,145,410
Canada : security systems	733,533	714,069
Consolidated total	$5,796,536	$6,695,940

Net (loss) income:
Corporate headquarters	$(315,943)	$(334,703)
U.S.A. : beauty products	(57,765)	98,893
U.S.A. : investment fund management - related party	77,830	220,648
New Zealand : food industry	156,235	24,868
Canada : security systems	64,729	53,455
Consolidated total	$(74,914)	$63,161

The following table presents a summary of operating information for the six months ended December 31:

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Revenues from external customers:
U.S.A. : beauty products	$1,866,601	$1,799,786
U.S.A. : investment fund management - related party	5,880,287	8,161,988
New Zealand : food industry	2,570,334	2,339,704
Canada : security systems	1,506,753	1,561,100
Consolidated total	$11,823,975	$13,862,578

Net (loss) income:
Corporate headquarters	$(754,200)	$(675,564)
U.S.A. : beauty products	23,149	207,285
U.S.A. : investment fund management - related party	286,368	579,940
New Zealand : food industry	257,487	41,453
Canada : security systems	167,174	195,553
Consolidated total	$(20,022)	$348,667

The following table presents a summary of net capital expenditures for the three month periods ended December 31:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Capital Expenditures
U.S.A.: corporate headquarters	$-	$-
U.S.A.: beauty products	919	1,551
U.S.A.: fund management	-	-
New Zealand: food industry	13,742	11,087
Canada: security systems	13,376	(6,668)
Consolidated	$28,037	$5,970

The following table presents a summary of net capital expenditures for the six month periods ended December 31:

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Capital Expenditures
U.S.A.: corporate headquarters	$-	$-
U.S.A.: beauty products	3,914	2,937
U.S.A.: fund management	-	-
New Zealand: food industry	47,118	22,016
Canada: security systems	622,823	(15,969)
Consolidated	$673,855	$8,984

The following table represents the property, plant and equipment in use at each of the Company's locations as of December 31, 2019 and June 30, 2019:

	As of December 31, 2019	As of June 30, 2019

Asset Location
Corporate headquarters	$14,305	$14,305
U.S.A. : beauty products	14,658	10,745
U.S.A. : investment fund management	-	-
New Zealand : food industry	1,710,133	1,659,186
Canada : security systems	974,314	348,435
Total All Locations	2,713,410	2,032,671
Less accumulated depreciation	(1,414,955)	(1,275,657)
Net property, plant and equipment	$1,298,455	$757,014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

●	Marygold & Co., a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, estimated to commence operations by May 2020.

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

Results of Operations

Concierge and Subsidiaries

Financial Summary for the Three and Six Months Ended December 31, 2019 as Compared to the Three and Six Months Ended December 31, 2018

The table below summarizes each of Concierges subsidiaries into one of two categories. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses are included in the Concierge Corporate columns.

	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
($'s in thousands)	For the Six Months Ended December 31,				For the Six Months Ended December 31,				For the Six Months Ended December 31,				For the Six Months Ended December 31,
	2019	2018	Change		2019	2018	Change		2019	2018	Change		2019	2018	Change
			$	%			$	%			$	%			$	%
Revenue	$ 5,880	$ 8,162	$ (2,282)	(28)%	$ 5,944	$ 5,701	$ 243	4%	-	-	-	-	$ 11,824	$ 13,863	$ (2,039)	(15)%
% of total revenue	50%	59%	-	(9)%	50%	41%	-	9%	-	-	-	-	-	-	-	-
Cost of revenue	-	-	-	-	3,494	3,585	$ (91)	(3)%	-	-	-	-	3,494	3,585	$ (91)	(3)%
Gross profit	$ 5,880	$ 8,162	$ (2,282)	(28)%	$ 2,450	$ 2,116	$ 334	16%	-	-	-	-	$ 8,330	$ 10,278	$ (1,948)	(19)%
Operating expenses	5,611	7,374	(1,763)	(24)%	1,873	1,585	288	18%	886	688	198	26%	8,370	9,647	(1,277)	(13)%
% of total operating expenses	67%	77%	-	(10)%	22%	16%	-	6%	11%	7%	-	4%	-	-	-	-
Income (loss) from operations	$ 269	$ 788	$ (519)	(66)%	$ 577	$ 531	$ 46	9%	$ (886)	$ (688)	$ (198)	28%	$ (40)	$ 631	$ (671)	(106)%
Other (expense) / income	30	(151)	181	(120)%	(27)	10	(37)	(370)%	5	(12)	17	142%	8	(153)	161	(105)%
Income (loss) before income taxes	$ 299	$ 637	$ (338)	(53)%	$ 550	$ 541	$ 9	2%	$ (881)	$ (700)	$ (181)	26%	$ (32)	$ 478	$ (510)	(107)%

For the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Revenue and Operating Income

Consolidated revenue for the three months ended December 31, 2019 was $5.8 million representing a $0.9 million decrease from the prior year revenue of $6.7 million. While net revenues decreased as a result of lower Fund assets under management ("AUM") from our fund management business by approximately $1.1 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, the corporation's revenues derived from its other operating units were up slightly by $0.2 million from the same prior year period, resulting in a net reduction to revenue in the current quarter of approximately 13%. Concierge produced an operating loss for the three months ended December 31, 2019 of ($101) thousand as compared to income of $64 thousand for the three months ended December 31, 2018. The decrease in operating income was primarily attributable to lower fund management revenue from Wainwright due to lower AUM.

Other Expenses

Other (expenses) income for the three months ended December 31, 2019 and 2018, were ($15) thousand and $24 thousand for the three months ended December 31, 2019 and 2018, respectively, resulting in a net income (loss) before income taxes of ($116) thousand and $89 thousand, respectively. Benefit (Provision) for income tax for the three months ended December 31, 2019 and 2018 were $41 thousand and ($25) thousand, respectively, resulting in net loss of ($75) thousand for the three months ended December 31, 2019 as compared to net income of $63 thousand for the three months ended December 31, 2018. The difference is primarily attributable to our United States operations through our Wainwright subsidiary.

Net Income (Loss)

Overall, the net income (loss) between the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 decreased by approximately $138 thousand. The reduction in profits for the three months ended December 31, 2019 was primarily attributable to lower fund management revenue from Wainwright due to a lower amount of AUM, partially offset by decreases in Wainwright variable operating expenses, and general and administrative costs. Also contributing to the net loss were expenses related to the start up of our new subsidiary, Marygold & Co. and new funds, as well as one-time expenses incurred in connection with employee incentive programs at the subsidiary level. After giving consideration to currency translation gains of $136 thousand our comprehensive income for the three months ended December 31, 2019 was $61 thousand as compared to the three months ended December 31, 2018 where there was a currency translation loss of ($47) thousand resulting in comprehensive income of $16 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

For the Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Revenue and Operating Income

Consolidated revenue for the six months ended December 31, 2019 was $11.8 million representing a $2.1 million decrease from the prior year revenue of $13.9 million. While net revenues decreased as a result of lower Fund assets under management ("AUM") from our fund management business by approximately $2.3 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018, the corporation's revenues derived from its other operating units increased $0.2 million, resulting in a net reduction in revenue of approximately $2.1 million. Concierge produced an operating (loss) income for the six months ended December 31, 2019 of ($40) thousand as compared to $631 thousand for the six months ended December 31, 2018. The decrease in operating income was primarily attributable to lower fund management revenue from Wainwright due to lower AUM.

Other Expenses

Other (expenses) income for the six months ended December 31, 2019 and 2018, were $8 thousand and ($153) thousand for the six months ended December 31, 2019 and 2018, respectively, resulting in a net loss before taxes of ($32) thousand and net income of $478 thousand, respectively. Benefit (Provision) for income tax for the six months ended December 31, 2019 and 2018 were $12 thousand and ($129) thousand, respectively. The difference is primarily attributable to our United States operations through our Wainwright subsidiary.

Net Income (Loss)

Overall, the net income (loss) between the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 decreased by approximately $369 thousand to approximately ($20) thousand loss from $349 thousand income. The reduction in profits for the six months ended December 31, 2019 was primarily attributable to lower fund management revenue from Wainwright due to a lower amount of AUM, partially offset by decreases in Wainwright variable operating expenses, and general and administrative costs. Also contributing to the net loss were expenses related to the start up of our new subsidiary, Marygold & Co. and new funds, as well as one-time expenses incurred in connection with employee incentive programs at the subsidiary level. After giving consideration to currency translation gains of $170 thousand our comprehensive income for the six months ended December 31, 2019 was $150 thousand as compared to the six months ended December 31, 2018 where there was a currency translation loss of ($59) thousand resulting in comprehensive income of $290 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate eleven exchange-traded products ("ETPs") and exchange traded funds (“ETFs”) listed on they NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $2.1 billion assets under management as of December 31, 2019. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and the USCF Funds Trust (“USCF Funds Trust”):

USCF as General Partner for the following funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007; Liquidated September 12, 2018
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008; Liquidated September 12, 2018
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012; Liquidated September 12, 2018
USCF as fund Sponsor - each a series within the USCF Funds Trust
USCF Funds Trust (“USCF Funds Trust”)	A series trust formed in Delaware March 2016
United States 3X Oil Fund (“USOU”)	A commodity pool formed in May 2017 and made public July 2017; Liquidated December 18, 2019
United States 3X Short Oil Fund (“USOD”)	A commodity pool formed in May 2017 and made public July 2017; Liquidated December 18, 2019

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

For the Three Months Ended December 31, 2019, Compared to the Three Months Ended December 31, 2018

Revenue

Average AUM for the three months ended December 31, 2019 was at $2.1 billion, as compared to approximately $2.8 billion from the three months ended December 31, 2018 primarily due to a decrease in USO, USCI and UNG AUM. As a result, the revenues from management and advisory fees decreased by approximately $1.1 million, or 28%, to $2.8 million for the three months ended December 31, 2019 as compared to the thee months ended December 31, 2018 where revenues from management and advisory fees totaled $3.9 million.

Expenses

Wainwright’s total operating expenses for three months ended December 31, 2019 decreased by $1.0 million to $2.8 million, or approximately 26%, from $3.8 million for the three months ended December 31, 2018. Variable expenses, as described above, decreased by $0.5 million over the respective three-month period due to lower AUM which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses, excluding new fund development cost, were $0.4 million for each of the  three months ended December 31, 2019 and December 31, 2018. Expenses were reduced marginally due to decreases in legal and professional fees. Total marketing expenses decreased $0.2 million to $0.5 million for the three months ended December 31, 2019 as compared to the prior year period due to a decrease of $0.1 million in advertising and marketing conference spend along with a $0.1 million reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $1.1 million and $1.4 million for the three months ended December 31, 2019 and December 31, 2018, respectively, with the decrease due to no bonuses for 2019.

Income

Income before income taxes for the three months ended December 31, 2019 decreased $0.1 million to $0.1 million from $0.2 million for three months ended December 31, 2018 due to $1.1 million in lower revenue as a result of lower AUM, offset by a $1.0 million reduction in operating expenses.

For the Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Revenue

Average AUM for the six months ended December 31, 2019 was at $2.1 billion, as compared to approximately $2.9 billion from the six months ended December 31, 2018 primarily due to a decrease in USO, USCI and UNG AUM. As a result, the revenues from management and advisory fees decreased by approximately $2.3 million, or 28%, to $5.9 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 where revenues from management and advisory fees totaled $8.2 million.

Expenses

Wainwright’s total operating expenses for six months ended December 31, 2019 decreased by $1.8 million to $5.6 million, or approximately 24%, from $7.4 million for the six months ended December 31, 2018. Variable expenses, as described above, decreased by $1.0 million over the respective six-month period due to lower AUM which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses, excluding new fund development cost, for the six months ended December 31, 2019 were $0.7 million as compared to $0.9 million for the six months ended December 31, 2018. Expenses were reduced marginally due to decreases in legal and professional fees. Total marketing expenses decreased $0.5 million to $0.9 million for the six months ended December 31, 2019 as compared to the prior year period due to a decrease of $0.3 million in advertising and marketing conference spend along with a $0.2 million reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $2.1 million and $2.4 million for the six months ended December 31, 2019 and December 31, 2018, respectively, with the decrease due to no bonuses for 2019.

Income

Income before income taxes for the six months ended December 31, 2019 decreased $0.3 million to $0.3 million from $0.6 million for six months ended December 31, 2018 due to $2.3 million in lower revenue as a result of lower AUM, offset by a $1.8 million reduction in operating expenses along with a decrease of $0.2 million in other expenses.

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

For the Three Months Ended December 31, 2019, Compared to the Three Months Ended December 31, 2018

Revenue

Net revenues for the three months ended December 31, 2019 were $1.3 million with cost of goods sold of $0.9 million resulting in a gross profit of $0.4 million, or approximately 31% gross margin, as compared to the year ended December 31, 2018 where net revenues were $1.1 million and cost of goods sold were $0.8 million producing a gross profit of $0.3 million, or approximately 26%.

Expenses

General, administrative and selling expenses, including wages and marketing, for the three month periods ended December 31, 2019 and 2018 were $0.2 million and $0.2 million producing operating income of $0.2 million and $0.1 million, respectively, or approximately 17% net operating profit for the three months ended December 31, 2019 and 9% for the three months ended December 31, 2018. The depreciation expense, provision for income tax, and other income (expense) totaled approximately $0.1 million for the three months ended December 31, 2019 as compared to $0.1 million for the three months ended December 31, 2018.

Income

Income for the three months ended December 31, 2019, after expenses of approximately $0.3 million, resulted in an income of approximately $172 thousand before income tax provision of approximately $14 thousand resulted in a net income of approximately $157 thousand as compared to a net income of $25 thousand for the three months ended December 31, 2018. Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

For the Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Revenue

Net revenues for the six months ended December 31, 2019 were $2.6 million with cost of goods sold of $1.8 million resulting in a gross profit of $0.8 million, or approximately 31% gross margin, as compared to the year ended December 31, 2018 where net revenues were $2.3 million and cost of goods sold were $1.7 million producing a gross profit of $0.6 million, or approximately 26%.

Expenses

General, administrative and selling expenses, including wages and marketing, for the six month periods ended December 31, 2019 and 2018 were $0.4 million and $0.4 million producing operating income of $0.4 million and $0.2 million, respectively, or approximately 15% net operating profit for the six months ended December 31, 2019 and 8% for the six months ended December 31, 2018. The depreciation expense, provision for income tax, and other income (expense) totaled approximately $0.1 million for the six months ended December 31, 2019 as compared to $0.1 million for the six months ended December 31, 2018.

Income

Income for the six months ended December 31, 2019, after expenses of approximately $0.5 million, resulted in approximately $0.3 million before income tax provision of approximately $29 thousand resulted in a net income of approximately $258 thousand as compared to a net income of $41 thousand for the six months ended December 31, 2018. Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is one of the largest SecurTek security monitoring dealers in Saskatchewan with offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Brigadier is also a Honeywell Certified Access Control Integrator, Kantech Corporate Certified Integrator and UTC Authorized dealer and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware, installation service, and a monitoring contract to customers. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

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

For the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Revenue

Net revenues for the three months ended December 31, 2019 were $0.7 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.4 million with a gross margin of approximately 53% as compared to the three months ended December 31, 2018 where net revenues were approximately $0.7 million with cost of goods sold of $0.4 million and a gross profit of $0.3 million, or approximately 44%.

Expenses

General, administrative and selling expenses for the three months ended December 31, 2019 were $0.3 million producing an operating profit of $0.1 million or approximately 12% as compared to the three months ended December 31, 2018 where operating profits were $0.1 million, or approximately 10%, with general, administrative and selling expenses of $0.2 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $26 thousand for the three months ended December 31, 2019 resulting in income after income taxes of approximately $65 thousand as compared to income after income taxes of approximately $53 thousand for the three months ended December 31, 2018 where other expense totaled $18 thousand.

For the Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Revenue

Net revenues for the six months ended December 31, 2019 were $1.5 million with cost of goods sold recorded as approximately $0.7 million, resulting in a gross profit of approximately $0.8 million with a gross margin of approximately 53% as compared to the six months ended December 31, 2018 where net revenues were approximately $1.6 million with cost of goods sold of $0.8 million and a gross profit of $0.8 million, or approximately 46%.

Expenses

General, administrative and selling expenses for the six months ended December 31, 2019 were $0.6 million producing an operating profit of $0.2 million or approximately 15% as compared to the six months ended December 31, 2018 where operating profits were $0.3 million, or approximately 17%, with general, administrative and selling expenses of $0.4 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $66 thousand for the six months ended December 31, 2019 resulting in income after income taxes of approximately $168 thousand as compared to income after income taxes of approximately $193 thousand for the six months ended December 31, 2018 where other expense totaled $70 thousand.

Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company's website. The company operates from warehouse and sales offices located in San Clemente, CA, USA.

For the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Revenue

Net revenues for the three months ended December 31, 2019 were $0.9 million as compared to $0.9 million for the three months ended December 31, 2018. Cost of goods sold for the three months ended December 31, 2019 and 2018 were $0.5 million and $0.5 million, respectively, resulting in a gross profit of approximately $0.4 million and $0.4 million, respectively.

Expenses

General, administrative and selling expenses were approximately $0.4 million resulting in an operating income of approximately $32 thousand, or approximately 4%, as compared to $0.2 million of general, administrative and selling expenses resulting in $0.2 million for the three months ended December 31, 2018, or approximately 21%.

Income (Loss)

After consideration given to income tax provision, other income (expense), and depreciation expense, the net loss for the three months ended December 31, 2019 was approximately ($58) thousand as compared to $0.1 million income from the prior year comparable period. The net loss for the period is attributed to a one-time payment of employee incentive bonus as well as the creation and production of a new product line to be introduced later in the fiscal year, all of which were recorded in operating expense.

For the Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Revenue

Net revenues for the six months ended December 31, 2019 were $1.9 million as compared to $1.8 million for the six months ended December 31, 2018. Cost of goods sold for the six months ended December 31, 2019 and 2018 were $1.0 million and $1.0 million, respectively, resulting in a gross profit of approximately $0.9 million and $0.8 million, respectively.

Expenses

General, administrative and selling expenses were approximately $0.7 million resulting in an operating income of approximately $0.2 million, or approximately 11%, as compared to $0.4 million of general, administrative and selling expenses resulting in $0.4 million for the six months ended December 31, 2018, or approximately 20%.

Income

After consideration given to income tax provision, other income, and depreciation expense, the net income for the six months ended December 31, 2019 was approximately $23 thousand as compared to $0.2 million from the prior year comparable period. The reduction in net income for the period is attributed to a one-time payment of employee incentive bonus as well as the creation and production of a new product line to be introduced later in the fiscal year, all of which were recorded in operating expense.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is in the initial stages of transitioning from a largely boutique offering to a more mainstream product and as such we anticipate measurable growth in revenues for the coming years. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including distribution in New Zealand of the products from Original Sprout. Wainwright will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector. In a more general sense, the Company is characterizing its business in two categories; 1) financial services and 2) other operating units. The purpose is to isolate the cyclical nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●	increase our gross revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses and losses,
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through adoption of standards used by all subsidiaries on a consistent basis,
●	strategically pursue additional company acquisitions, and
●	exploit opportunities as may present themselves in the Fintech space, including creation of new corporate entities such as Marygold as focused subsidiary holdings.

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

As of December 31, 2019, we had $6.5 million of cash and cash equivalents on a consolidated basis as compared to $6.5 million as of June 30, 2019.

During the current and past fiscal years combined, Concierge has invested approximately $3.5 million in cash towards purchasing and assimilating the Original Sprout assets into the Concierge Technologies group of companies. During the previous years ended June 30, 2016 through June 30, 2017, Concierge invested approximately $3.3 million in cash to acquire Gourmet Foods and Brigadier Security Systems as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. During the current six month period ended December 31, 2019 we have invested cash and resources to the formation of our wholly-owned subsidiary, Marygold & Co., and its product development. Despite these cash investments, our working capital position remains strong at $12 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its operating expenses for the coming fiscal year and to adequately pursue its long term business objectives.

In relation to the adoption of ASC 842 (see Note 2), the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $966,848 and $0 as of December 31, 2019 and June 30, 2019, respectively. The obligations will amortize over the passage of time through the recognition of periodic rent expense. See Note 6 for further analysis of this obligation.

Borrowings

As of December 31, 2019, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.7 million as of June 30, 2019. Approximately US$397,968 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. Concierge, without inclusion of its subsidiary companies, as of December 31, 2019 and June 30, 2019, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	December 31, 2019	June 30, 2019
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

As of December 31, 2019, Brigadier had an outstanding principal balance of CD$516,499 (approx. US$397,968 translated as of December 31, 2019) related to the purchase of their Saskatoon office land and building. The Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019 reflect the amount of the principal balance which is due within twelve months as a current liability of US$13,556 and a long term liability of US$384,412. As of June 30, 2019, the loan liability consisted of principal balances outstanding for vehicle purchases. The principal amounts under the loans which were due within twelve months were recorded in short term liabilities as US$26,241, and after twelve months as US$61,057. These loans were paid in full as of December 31, 2019, whereas there was no liability for the loan related to the property purchase as of June 30, 2019. Total interest on all loans for the three months ended December 31, 2019 was US$4,064 and US$1,133 for the three months ended December 31, 2018.

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2019 and June 30, 2019 we have no such investments. These investments are described further in Note 7 to our Financial Statements.

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

2.4	Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[10]
2.5	Termination of Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[11]
3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[1]
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[7]
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017.[7]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Convertible Promissory Note, dated January 27, 2016, by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc.[4]
10.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017, by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[8]
14.1	Code of Business Conduct and Ethics[9]
21.1	Concierge Technologies, Inc. - Subsidiary List[12]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

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

9Previously filed with Current Report on Form 10-K on September 28, 2018 and incorporated by reference herein.

10Previously filed with Current Report on Form 8-K on June 27, 2019 and incorporated by reference herein.

11Previously filed with Current Report on Form 8-K on August 2, 2019 and incorporated by reference herein.

12Previously filed with Current Report on Form 10-K on September 30, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: February 14, 2020	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.