Form 10-Q
period 2020-03-31
CONCIERGE TECHNOLOGIES INC
filed 2020-05-15
CIK 1005101

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The registrant had 37,412,519 shares of Common Stock, $0.001 par value, and 53,032 shares of Series B Convertible, Voting, Preferred Stock outstanding on May 13, 2020. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019 and this Quarterly Report on Form 10-Q. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	June 30, 2019
		(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,029,164	$6,481,815
Accounts receivable, net	804,545	939,649
Accounts receivable - related parties	1,062,166	1,037,146
Inventories	1,108,434	1,008,662
Prepaid income tax and tax receivable	1,573,834	1,754,369
Investments	3,765,105	3,756,596
Other current assets	384,758	546,105
Total current assets	14,728,006	15,524,342

Restricted cash	12,016	13,436
Property and equipment, net	1,135,049	757,014
Operating lease right-of-use asset	809,990	-
Goodwill	915,790	915,790
Intangible assets, net	2,624,932	2,659,723
Deferred tax assets, net	859,696	859,696
Other assets, long - term	523,607	523,607
Total assets	$21,609,086	$21,253,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,055,110	$2,867,081
Expense waivers – related parties	382,786	325,821
Current portion operating lease liabilities	342,869	-
Notes payable - related parties	3,500	3,500
Loans - property and equipment, current portion	12,536	26,241
Total current liabilities	2,796,801	3,222,643

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Loans - property and equipment, net of current portion	348,614	61,057
Long-term operating lease liabilities, net of current portion	504,334	-
Deferred tax liabilities	176,578	176,578
Total long-term liabilities	1,629,526	837,635
Total liabilities	4,426,327	4,060,278

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 53,032 issued and outstanding at March 31, 2020 and at June 30, 2019	53	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,412,519 shares issued and outstanding at March 31, 2020 and 37,237,519 at June 30, 2019	37,412	37,237
Additional paid-in capital	9,330,913	9,178,838
Accumulated other comprehensive loss	(301,222)	(175,659)
Retained earnings	8,115,603	8,152,861
Total stockholders' equity	17,182,759	17,193,330
Total liabilities and stockholders' equity	$21,609,086	$21,253,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net revenue
Fund management - related party	$2,986,503	$3,567,702	$8,866,790	$11,729,689
Food products	1,257,205	1,114,958	3,827,564	3,471,776
Security systems	606,268	819,695	2,110,526	2,378,421
Beauty products and other	1,051,980	749,889	2,918,582	2,549,674
Net revenue	5,901,956	6,252,244	17,723,462	20,129,560

Cost of revenue	1,750,845	1,637,694	5,243,803	5,233,458

Gross profit	4,151,111	4,614,550	12,479,659	14,896,102

Operating expense
General and administrative expense	1,098,721	997,321	3,207,762	3,153,638
Fund operations	695,529	1,130,070	2,232,816	3,540,458
Marketing and advertising	604,163	678,664	1,811,249	2,313,322
Depreciation and amortization	148,131	173,387	447,955	523,595
Salaries and compensation	1,785,913	1,473,004	5,002,617	4,578,376
Total operating expenses	4,332,457	4,452,446	12,702,399	14,109,389

(Loss) income from operations	(181,346)	162,104	(222,740)	786,713

Other (expense) income:
Other (expense) income	(40,224)	1,731	(61,797)	(508,543)
Interest and dividend income	23,806	3,011	76,078	358,425
Interest expense	(9,979)	(7,064)	(31,219)	(22,436)
Total other expense, net	(26,397)	(2,322)	(16,938)	(172,554)

(Loss) income before income taxes	(207,743)	159,782	(239,678)	614,159

Benefit (provision) of income taxes	190,507	(83,898)	202,420	(189,608)

Net (loss) income	$(17,236)	$75,884	$(37,258)	$424,551

Weighted average shares of common stock
Basic	37,412,519	34,045,383	37,383,246	31,021,688
Diluted	37,412,519	38,298,159	37,383,246	38,298,159

Net (loss) income per common share
Basic	(0.00)	$0.00	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net (loss) income	$(17,236)	$75,884	$(37,258)	$424,551

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(295,100)	44,912	(125,563)	(13,796)
Comprehensive (loss) income	$(312,336)	$120,796	$(162,821)	$410,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND Nine MONTH PERIODS ENDING March 31, 2020 and March 31, 2019
(UNAUDITED)

Period Ending March 31, 2020	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(175,659)	$8,152,861	$17,193,330
Gain on currency translation	-	-	-	-	-	33,949	-	33,949
Common stock issued for services	-	-	175,000	175	-	-	-	175
Common stock issued for services - earned(1)	-	-	-	-	37,366	-	-	37,366
Net income	-	-	-	-	-	-	54,892	54,892
Balance at September 30, 2019	53,032	$53	37,412,519	$37,412	$9,216,204	$(141,710)	$8,207,753	$17,319,712
Gain on currency translation	-	-	-	-	-	135,588	-	135,588
Common stock issued for services	-	-	-	-	-	-	-	-
Common stock issued for services - earned(1)	-	-	-	-	76,751	-	-	76,751
Net loss	-	-	-	-	-	-	(74,914)	(74,914)
Balance at December 31, 2019	53,032	$53	37,412,519	$37,412	$9,292,955	$(6,122)	$8,132,839	$17,457,137
Loss on currency translation	-	-	-	-	-	(295,100)	-	(295,100)
Common stock issued for services	-	-	-	-	-	-	-	-
Common stock issued for services - earned(1)	-	-	-	-	37,958	-	-	37,958
Net loss	-	-	-	-	-	-	(17,236)	(17,236)
Balance at March 31, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(301,222)	$8,115,603	$17,182,759

Period Ending March 31, 2019	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$148,808	$7,611,061	$16,975,997
Loss on currency translation	-	-	-	-	-	(11,583)	-	(11,583)
Reclass of investment gains	-	-	-	-	-	(279,951)	279,951	-
Net income	-	-	-	-	-	-	285,954	285,954
Balance at September 30, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$(142,726)	$8,176,966	$17,250,368
Loss on currency translation	-	-	-	-	-	(47,125)	-	(47,125)
Reclass of investment gains	-	-	-	-	-	-	(448)	(448)
Net income	-	-	-	-	-	-	63,161	63,161
Balance at December 31, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$(189,851)	$8,239,679	$17,265,956
Gain on currency translation	-	-	-	-	-	44,912	-	44,912
Conversion of preferred shares	(383,919)	(384)	7,678,380	7,678	(7,294)	-	-	-
Net income	-	-	-	-	-	-	75,884	75,884
Balance at March 31, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(144,939)	$8,315,563	$17,386,752

The accompanying notes are an integral part of these consolidated financial statements.

(1)  See Shares Issued for Services contained in Note 13

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine-Month Periods Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,258)	$424,551
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	447,955	523,595
Stock based vendor compensation	152,250	-
Bad debt recovery	(197)	-
Unrealized loss (gain) on investments	44,409	(29,463)
Loss (gain) on disposal of equipment	-	(3,381)
Operating lease right-of-use asset - non-cash lease cost	303,851	-

Decrease (increase) in current assets:
Accounts receivable	77,244	11,381
Accounts receivable - related party	(25,020)	250,798
Prepaid income taxes and tax receivable	196,670	110,124
Inventories	(155,644)	(284,506)
Other current assets	(18,910)	(109,728)
Decrease (increase) in current liabilities:
Accounts payable and accrued expenses	(715,356)	(350,473)
Operating lease liabilities	(303,714)	-
Expense waivers - related party	56,965	(200,187)
Net cash provided by operating activities	23,245	342,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	-	(1,205,000)
Cash paid for internally developed software	(217,990)	-
Purchase of property and equipment – net of disposal	(455,064)	(26,985)
Sale of investments	1,000,000	3,197,479
Purchase of investments	(1,040,767)	(1,000,000)
Net cash (used in) provided by investing activities	(713,821)	965,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property and equipment loans	370,220	-
Repayment of property and equipment loans	(89,666)	(104,272)
Net cash provided by (used in) financing activities	280,554	(104,272)

Effect of exchange rate change on cash and cash equivalents	(44,049)	3,256

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(454,071)	1,207,189

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	6,495,251	7,524,114

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$6,041,180	$8,731,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$12,926	$-
Income taxes-U.S.	$159,363	$43,000
Non-cash financing and investing activities:
Acquisition of operating right-of-use assets through operating lease obligations	$1,150,916	$-
Reclassification of deposit from other current assets to property and equipment	$178,276	$-

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

●	Marygold & Co., ("Marygold") a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, estimated to commence operations by August 2020.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company does not currently maintain an allowance for doubtful accounts as it believes all accounts are collectible. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and June 30, 2019, the Company had $0 and $2,075, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of March 31, 2020 and June 30, 2019, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand alone entity. Marygold & Co., as a newly formed entity, had no revenues and no significant transactions for the three or nine months ended March 31, 2020. What transactions that did occur were combined with those of Concierge.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 49% and 50% of the total Brigadier revenues for the three and nine months ended March 31, 2020, respectively, as compared to 46% and 52% for the three and nine months ended March 31, 2019, respectively. The same customer accounted for approximately 37% of Brigadier's accounts receivable as of the balance sheet dates of March 31, 2020 and June 30, 2019.

Concierge, through Gourmet Foods, has three major customer groups comprising the gross revenues to Gourmet Foods; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three and nine months ended March 31, 2020, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 20% of Gourmet Foods sales revenues as compared to 19% and 21%, respectively, for the three and nine months ended March 31, 2019. This customer accounted for 39% of the accounts receivable at March 31, 2020 as compared to 28% as of June 30, 2019. The second largest in the grocery industry accounted for approximately 15% and 14% of Gourmet Foods sales revenues for the three and nine months ended March 31, 2020 respectively, as compared to 11% and 12%, respectively, for the three and nine months ended March 31, 2019. This same group accounted for 23% of Gourmet Foods accounts receivable as of March 31, 2020 as compared to 19% as of June 30, 2019. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three and nine months ended March 31, 2020, accounted for approximately 44% and 43%, respectively, of Gourmet Foods’ gross sales revenues as compared to 46% and 44%, respectively, for the three and nine months ended March 31, 2019. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Concierge, through Original Sprout, is not dependent upon any one customer or group of customers on an annualized basis, though due to timing of deliveries a customer may account for a significant portion of our gross revenues during any particular period. For the three and nine months ended March 31, 2020, one customer accounted for 17% and 11%, respectively, of our total revenues as compared to two different companies accounting for 13% for the three months ended March 31, 2019 with one of the companies accounting for 11% of our revenues for the nine-month period ended March 31, 2019. These companies did not account for any significant portion of our accounts receivable as of March 31, 2020 or as of June 30, 2019, however six different customers who did not account for a significant portion of our revenues did account for 10% 10%, 10% 13%, 14%, and 17% of our accounts receivable as of March 31, 2020 as compared to nil, nil, nil, nil, 12% and 25%, respectively, of all accounts receivable as of June 30, 2019. Original Sprout is partially dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and nine month revenues as of  March 31, 2020 and March 31, 2019 along with the accounts receivable at March 31, 2020 as compared with June 30, 2019 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2020		March 31, 2019
	Revenue		Revenue
Fund
USO	$1,659,435	55%	$1,803,427	51%
UNG	688,156	23%	432,915	12%
USCI	322,162	11%	912,419	25%
All Others	316,750	11%	418,941	12%
Total	$2,986,503	100%	$3,567,702	100%

	For the Nine Months Ended		For the Nine Months Ended
	March 31, 2020		March 31, 2019
	Revenue		Revenue
Fund
USO	$4,650,756	52%	$5,641,829	48%
UNG	1,663,229	19%	1,510,303	13%
USCI	1,398,646	16%	3,262,108	28%
All Others	1,154,159	13%	1,315,449	11%
Total	$8,866,790	100%	$11,729,689	100%

	As of March 31, 2020		As of March 31, 2019
	Accounts Receivable		Accounts Receivable
Fund
USO	$629,310	59%	$598,810	49%
UNG	193,400	18%	309,916	26%
USCI	90,707	9%	142,351	12%
All Others	148,749	14%	156,284	13%
Total	$1,062,166	100%	$1,207,361	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the nine months ended March 31, 2020 and 2019 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each reporting period to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the nine months ended March 31, 2020 and 2019, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the  business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the nine months ended March 31, 2020 or 2019.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the nine months ended March 31, 2020 or 2019.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the nine months ended March 31, 2020 or 2019.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Condensed Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Operations, which for the three and nine months ended March 31, 2020 were approximately US$169,584 and US$582,085, or approximately 28% of the total security system revenues. These revenues for the three and nine months ended March 31, 2020 account for approximately 3% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three and nine months ended March 31, 2020 were $604,163 and $1,811,249, respectively, as compared to $678,664 and $2,313,322 million for the three and nine months ended March 31, 2019, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the three and nine months ended March 31, 2020 and 2019 a determination was made that no adjustments were necessary

Recent Accounting Pronouncements

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $1,113,840 and $1,150,916 respectively, as of July 1, 2019. The ROU assets were recorded net of $37,076 in deferred rent adjustments that were previously recorded in accrued expenses and deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to retained earnings. Additionally, there was no impact on the Company’s unaudited condensed consolidated statements of operations and comprehensive income or the unaudited statement of cash flows as a result of the adoption of Topic 842 for the three months ended March 31, 2020.

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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended March 31, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$(17,236)	37,412,519	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted income per share	$(17,236)	37,412,519	$(0.00)

	For the Three Months Ended March 31, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income	$75,884	34,045,383	$0.00
Effect of dilutive securities
Preferred stock Series B	-	4,252,776	-
Diluted income per share	$75,884	38,298,159	$0.00

	For the Nine Months Ended March 31, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$(37,258)	37,383,246	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted income per share	$(37,258)	37,383,246	$(0.00)

	For the Nine Months Ended March 31, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income	$424,551	31,021,688	$0.01
Effect of dilutive securities
Preferred stock Series B	-	7,276,471	-
Diluted income per share	$424,551	38,298,159	$0.01

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	March 31,	June 30,
	2020	2019
Raw materials	$283,563	$208,284
Supplies and packing materials	151,281	188,035
Finished goods	673,590	612,343
Total inventories	$1,108,434	$1,008,662

NOTE 5.	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

	March 31,	June 30,
	2020	2019
Plant and equipment	$1,386,922	$1,511,629
Furniture and office equipment	186,744	188,370
Vehicles	353,259	332,672
Land and building	536,872	-
Total property, plant and equipment, gross	2,463,797	2,032,671
Accumulated depreciation	(1,328,748)	(1,275,657)
Total property, plant and equipment, net	$1,135,049	$757,014

For the three and nine months ended March 31, 2020 depreciation expense for property, plant and equipment totaled $64,157 and $195,174, respectively, as compared to $90,659 and $271,734 for the three and nine months ended March 31, 2019, respectively.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$7,729 (GST not included) translated to U.S. currency as of March 31, 2020. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,325 translated to U.S. currency as of March 31, 2020. Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $8,277. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,313 with increases annually.

For the three and nine months ended March 31, 2020 the combined lease payments of the Company and its subsidiaries totaled $102,872 and $299,242, respectively, as compared to $105,572 and $316,463 for the three and nine months ended March 31, 2019, and recorded under general and administrative expense in the Condensed Consolidated Statements of Operations. As of March 31, 2020 the Condensed Consolidated Balance Sheets included operating lease right-of-use assets totaling $809,990, recorded net of $37,213 in deferred rent, and $847,203 in total Operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2020	$101,742
2021	345,186
2022	228,464
2023	202,152
2024	107,044
Total minimum lease payments	984,588
Less: present value discount	(137,385)
Total operating lease liabilities	$847,203

The weighted average remaining lease term for the Company's operating leases was 4 years as of March 31, 2020 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31,	June 30,
	2020	2019
Customer relationships	$700,252	$700,252
Brand name	1,142,122	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	-
Total	3,593,860	3,375,870
Less : accumulated amortization	(968,928)	(716,147)
Net intangibles	$2,624,932	$2,659,723

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

	March 31,	June 30,
	2020	2019
Customer relationships	$700,252	700,252
Less: accumulated amortization	(262,709)	(203,492)
Total customer relationships, net	$437,543	496,760

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

	March 31,	June 30,
	2020	2019
Brand name	$1,142,122	$1,142,122
Less: accumulated amortization	(159,381)	(129,084)
Total brand name, net	$982,741	$1,013,038

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

	March 31,	June 30,
	2020	2019
Domain name	$36,913	$36,913
Less: accumulated amortization	(31,903)	(26,341)
Total brand name, net	$5,010	$10,572

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

	March 31,	June 30,
	2020	2019
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(362,892)	(246,622)
Total recipes and formulas, net	$858,709	$974,979

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

	March 31,	June 30,
	2020	2019
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(152,043)	(110,608)
Total non-compete agreement, net	$122,939	$164,374

INTERNALLY DEVELOPED SOFTWARE

During the current quarter ended March 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of March 31, 2020, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of March 31, 2020, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three and nine months ended March 31, 2020 was $83,974 and $252,781, respectively, as compared to $82,728 and $251,861 for the three and nine months ended March 31, 2019, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2020	$83,647
2021	325,862
2022	306,809
2023	286,507
2024	268,809
Thereafter	1,353,298
Total	$2,624,932

NOTE 8.	OTHER ASSETS

Other Current Assets

Other current assets totaling $384,758 as of March 31, 2020 and $546,105 as of June 30, 2019 are comprised of various components as listed below.

	As of March 31, 2020	As of June 30, 2019
Deposits and prepaid expenses	$345,804	$462,215
Other current assets	38,954	83,890
Total	$384,758	$546,105

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2020 and June 30, 2019 we have no such investments. Investments in which no controlling financial interest or significant influence exists are recorded at fair value included in comprehensive income (loss) through June 30, 2019 and subsequently through earnings in accordance with ASU 2016-01. As of March 31, 2020 and June 30, 2019, investments were approximately $3.8 million. Investments in which no controlling financial interest exists, but significant influence exists are recorded as per the equity method of investment accounting. As of March 31, 2020 and June 30, 2019, there were no investments requiring the equity method investment accounting.

All of the Company's short-term investments are Level 1 as of March 31, 2020 and June 30, 2019. Investments measured at estimated fair value consist of the following as of March 31, 2020 and June 30, 2019:

	March 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$2,045,750	$-	$-	$2,045,750
Other short term investments	750,502	-	-	750,502
Other equities	1,001,621	-	(32,768)	968,853
Total short-term investments	$3,797,873	$-	$(32,768)	$3,765,105

	June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,005,182	$-	$-	$3,005,182
Other short term investments	749,988	-	(739)	749,249
Other equities	3,421	-	(1,256)	2,165
Total short-term investments	$3,758,591	$-	$(1,995)	$3,756,596

During the nine months ended March 31, 2020 and 2019, there were no transfers between Level 1 and Level 2.

Restricted Cash

At March 31, 2020 and June 30, 2019, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$12,016 and US$13,436, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $523,607 as of March 31, 2020 and June 30, 2019, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)

$514,435 as of March 31, 2020 and June 30, 2019 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, as $500,980, and $13,455 representing deposits and prepayments. The 10% equity investment is carried at cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the nine months ended March 31, 2020 or 2019.

(ii)	and $9,172 as of March 31, 2020 and June 30, 2019 representing deposits and prepayments of rent.

NOTE 9.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for March 31, 2020 and June 30, 2019 were $915,790.

Goodwill is comprised of the following amounts:

	March 31,	June 30,
	2020	2019

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill – Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the nine months ended March 31, 2020 or as of June 30, 2019.

NOTE 10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	June 30,
	2020	2019
Accounts payable	$1,317,299	$1,720,902
Accrued interest	154,209	117,555
Taxes payable	63,214	181,563
Deferred rent	-	37,076
Accrued payroll, vacation and bonus payable	270,266	345,520
Accrued expenses	250,122	464,465
Total	$2,055,110	$2,867,081

NOTE 11.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31,	June 30,
	2020	2019

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and nine months ended March 31, 2020 and 2019 was $6,053 and $18,293, respectively, as compared to $5,987 and $18,227 for the three and nine months ended March 31, 2019, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues for the three and nine months ended March 31, 2020 totaling $3.0 million and $8.9 million, respectively, as compared to $3.6 million and $11.7 million for the three and nine months ended March 31, 2019, respectively, were earned from these related parties. Accounts receivable, totaling $1.1 million and $1.0 million as of March 31, 2020 and as of June 30, 2019, respectively, were owed from these related parties. Fund expense waivers, totaling $0.1 million and $0.2 million, for both three and nine month periods ended March 31, 2020 and 2019, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.4 million and $0.3 million as of March 31, 2020 and as of June 30, 2019, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements.

NOTE 12.	LOANS - PROPERTY AND EQUIPMENT

As of March 31, 2020, Brigadier had repaid all the loan balances related to vehicle purchases and had taken out a new loan facilitating the purchase of the Saskatoon office land and building. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of March 31, 2020 is CD$17,776 (approximately US$12,536) and the long term principal amount due is CD$494,362 (approximately US$348,614). For each vehicle purchased in prior periods, the loan principal together with interest was amortized over 60 equal monthly installments. The Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019 include the amount of the principal balance on vehicle loans which is due within twelve months as a current liability of zero and US$26,241, respectively. Principal amounts under the vehicle loans which is due after twelve months are recorded in long term liabilities as zero and US$61,057 as of March 31, 2020 and June 30, 2019, respectively. Interest on the loans is expensed or accrued as it becomes due. Total interest on vehicle loans for the three and nine months ended March 31, 2020 was zero and US$753, respectively, as compared to the three and nine months ended March 31, 2019 of US$1,077 and US$4,209, respectively. Interest on the mortgage loan for the three and nine months ended March 31, 2020 was US$3,926 and US$12,173, respectively, with no mortgage interest being due in the prior year.

NOTE 13.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible, under certain conditions, into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Voting, Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remain 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of March 31, 2020.

Shares Issued for Services

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provide for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company releases a portion of the shares each month. For the nine month period ended March 31, 2020, the Company incurred an expense of $152,075 attributed to the release of shares due to 181 days of performance under the engagement. As a non-cash expense for the three month period ended March 31, 2020, the amount of $37,958 was recorded as additional paid in capital as detailed on the Condensed Consolidated Statements of Stockholders' Equity. The engagement letter also contains a provision for payment of an additional 175,000 shares if the Company is successful in effectuating an up-listing to a national exchange during the term of the engagement. Because of the uncertainty of success, the Company has not accrued any liability for the remittance of these shares and will expense the payment, if any, at the time of issuance.

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

As of March 31, 2020, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the nine months ended March 31, 2020 and 2019.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax benefit of $202 thousand and a tax expense of $190 thousand for the nine months ended March 31, 2020 and 2019, respectively. The effective tax rate for the nine months ended March 31, 2020 and 2019 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2014 through 2018 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from acquisition through 2018 remain open for examination by Canada and New Zealand authorities which is four years. As of March 31, 2020, there were no active taxing authority examinations.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Refer to Note 6 for the Company's lease commitments and disclosure.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$66,086) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$12,016) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts. As of March 31, 2020 and June 30, 2019 the expense waiver payable was $0.4 million and $0.3 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods.

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

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $116 thousand and $0 thousand for each of the nine months ended March 31, 2020 and 2019, respectively.

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

The following table presents a summary of identifiable assets as of March 31, 2020 and June 30, 2019:

	March 31,	June 30,
	2020	2019
Identifiable assets:
Corporate headquarters - including Marygold	$3,384,400	$2,730,805
U.S.A.: beauty products	4,136,959	3,780,278
U.S.A.: fund management	10,046,809	10,878,549
New Zealand: food industry	1,984,672	1,838,800
Canada: security systems	2,056,246	2,025,176
Consolidated total	$21,609,086	$21,253,608

The following table presents a summary of operating information for the three months ended March 31:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues from external customers:
U.S.A. : beauty products	$1,051,980	$749,889
U.S.A. : investment fund management - related party	2,986,503	3,567,702
New Zealand : food industry	1,257,205	1,114,958
Canada : security systems	606,268	819,695
Consolidated total	$5,901,956	$6,252,244

Net (loss) income:
Corporate headquarters - including Marygold	$(199,995)	$(304,934)
U.S.A. : beauty products	131,158	46,078
U.S.A. : investment fund management - related party	(81,678)	193,203
New Zealand : food industry	91,900	64,223
Canada : security systems	41,379	77,314
Consolidated total	$(17,236)	$75,884

The following table presents a summary of operating information for the nine months ended March 31:

	Nine Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2019
Revenues from external customers:
U.S.A. : beauty products	$2,918,582	$2,549,674
U.S.A. : investment fund management - related party	8,866,790	11,729,689
New Zealand : food industry	3,827,564	3,471,776
Canada : security systems	2,110,526	2,378,421
Consolidated total	$17,723,462	$20,129,560

Net (loss) income:
Corporate headquarters - including Marygold	$(954,195)	$(1,004,133)
U.S.A. : beauty products	154,307	253,363
U.S.A. : investment fund management - related party	204,691	796,576
New Zealand : food industry	349,387	105,676
Canada : security systems	208,552	273,069
Consolidated total	$(37,258)	$424,551

The following table presents a summary of net capital expenditures for the three month periods ended March 31:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - incuding Marygold	$1,575	$-
U.S.A.: beauty products	126	1,364
U.S.A.: fund management	-	-
New Zealand: food industry	15,673	17,115
Canada: security systems	-	(478)
Consolidated	$17,374	$18,001

The following table presents a summary of net capital expenditures for the nine month periods ended March 31:

	Nine Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2019
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$1,575	$-
U.S.A.: beauty products	4,040	4,301
U.S.A.: fund management	-	-
New Zealand: food industry	57,711	39,131
Canada: security systems	570,014	(16,447)
Consolidated	$633,340	$26,985

The following table represents the property, plant and equipment in use at each of the Company's locations as of March 31, 2020 and June 30, 2019:

	As of March 31, 2020	As of June 30, 2019

Asset Location
Corporate headquarters - including Marygold	$15,880	$14,305
U.S.A. : beauty products	14,785	10,745
U.S.A. : investment fund management	-	-
New Zealand : food industry	1,541,428	1,659,186
Canada : security systems	891,704	348,435
Total All Locations	2,463,797	2,032,671
Less accumulated depreciation	(1,328,748)	(1,275,657)
Net property, plant and equipment	$1,135,049	$757,014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

●	Marygold & Co., ("Marygold") a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, estimated to commence operations by August 2020.

Because the Company conducts its businesses through its wholly-owned operating subsidiaries, the risks related to our wholly-owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, during the current quarter has had a nominal impact on our operations which varied from company to company. Overall, the effects of dealing with COVID-19 realized through social isolation, stay-at-home orders, shuttering of non-essential businesses and similar initiatives took effect on our areas of operation at such a late date in the month of March that the consolidated revenues were not significantly impacted. The financial risk to future operations is largely unknown, (refer to Part II, Item 1A, for further details.)

Results of Operations

Concierge and Subsidiaries

Financial summary and comparison data for the year-to-date operating results as of March 31, 2020.

The table below summarizes each of Concierges subsidiaries into one of two categories. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses, including Marygold, are included in the Concierge Corporate columns.

	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
($'s in thousands)	For the Nine Months Ended March 31,				For the Nine Months Ended March 31,				For the Nine Months Ended March 31,				For the Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change		2020	2019	Change		2020	2019	Change
				%				%				%				%
Revenue	$8,867	$11,730	$(2,863)	(24)%	$8,856	$8,400	$456	5%	-	-	-	-	$17,723	$20,130	$(2,407)	(12)%
% of total revenue	50%	58%	-	(8)%	50%	42%	-	8%	-	-	-	-	-	-	-	-
Cost of revenue	-	-	-	-	5,244	5,234	10	0%	-	-	-	-	5,244	5,234	$10	0%
Gross profit	$8,867	$11,730	$(2,863)	(24)%	$3,612	$3,166	$446	14%	-	-	-	-	$12,479	$14,896	$(2,417)	(16)%
Operating expenses	8,655	10,744	(2,089)	(19)%	2,760	2,423	337	14%	1,287	942	345	37%	12,702	14,109	(1,407)	(10)%
% of total operating expenses	68%	76%	-	(8)%	22%	17%	-	5%	10%	7%	-	3%	-	-	-	-
Income (loss) from operations	$212	$986	$(774)	(78)%	$852	$743	$109	15%	$(1,287)	$(942)	$(345)	37%	$(223)	$787	$(1,010)	(128)%
Other (expense) / income	10	(153)	163	107%	(21)	15	(36)	(240)%	(6)	(35)	29	83%	(17)	(173)	156	90%
Income (loss) before income taxes	$222	$833	$(611)	(73)%	$831	$758	$73	10%	$(1,293)	$(977)	$(316)	32%	$(240)	$614	$(854)	(139)%

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue and Operating Income

Consolidated revenue for the three months ended March 31, 2020 was $5.9 million representing a $0.4 million decrease from the prior year revenue of $6.3 million. While net revenues decreased as a result of lower Fund assets under management ("AUM") from our fund management business by approximately $0.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the corporation's revenues derived from its other operating units were up slightly by $0.2 million from the same prior year period, resulting in a net reduction to revenue in the current quarter of approximately 6%. Concierge produced an operating loss for the three months ended March 31, 2020 of ($181) thousand as compared to income of $162 thousand for the three months ended March 31, 2019. The decrease in operating income was primarily attributable to lower fund management revenue from Wainwright due to lower AUM.

Other Expenses

Other expenses for the three months ended March 31, 2020 and 2019, were ($27) thousand and ($2) thousand for the three months ended March 31, 2020 and 2019, respectively, resulting in a net income (loss) before income taxes of ($208) thousand and $160 thousand, respectively. Benefit (Provision) for income tax for the three months ended March 31, 2020 and 2019 were $191 thousand and ($84) thousand, respectively, resulting in net loss of ($17) thousand for the three months ended March 31, 2020 as compared to net income of $76 thousand for the three months ended March 31, 2019. The difference is primarily attributable to our United States operations through our Wainwright subsidiary.

Net Income (Loss)

Overall, the net income (loss) between the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 decreased by approximately $93 thousand. The reduction in profits for the three months ended March 31, 2020 was primarily attributable to lower fund management revenue from Wainwright due to a lower amount of AUM, partially offset by decreases in Wainwright variable operating expenses, and general and administrative costs. Also contributing to the net loss were expenses related to the start up of our new subsidiary, Marygold & Co., as well as one-time expenses incurred in connection with investment banking and investor relations campaigns. After giving consideration to currency translation losses of $295,100 thousand our comprehensive loss for the three months ended March 31, 2020 was $312,336 thousand as compared to the three months ended March 31, 2019 where there was a currency translation gain of $45 thousand resulting in comprehensive income of $121 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

For the Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Revenue and Operating Income

Consolidated revenue for the nine months ended March 31, 2020 was $18 million representing a $2 million decrease from the prior year revenue of $20 million. While net revenues decreased as a result of lower Fund assets under management ("AUM") from our fund management business by approximately $3 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019, the corporation's revenues derived from its other operating units increased $0.5 million, resulting in a net reduction in revenue of approximately $2.5 million. Concierge produced an operating (loss) income for the nine months ended March 31, 2020 of ($223) thousand as compared to $787 thousand for the nine months ended March 31, 2019. The decrease in operating income was primarily attributable to lower fund management revenue from Wainwright due to lower AUM.

Other Expenses

Other expenses for the nine months ended March 31, 2020 and 2019, were ($17) thousand and ($173) thousand for the nine months ended March 31, 2020 and 2019, respectively, resulting in a net loss before taxes of ($240) thousand and net income of $614 thousand, respectively. Benefit (Provision) for income tax for the nine months ended March 31, 2020 and 2019 were $202 thousand and ($190) thousand, respectively. The difference is primarily attributable to our United States operations through our Wainwright subsidiary.

Net Income (Loss)

Overall, the net income (loss) between the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 decreased by approximately $462 thousand to approximately ($37) thousand loss from $425 thousand income. The reduction in profits for the nine months ended March 31, 2020 was primarily attributable to lower fund management revenue from Wainwright due to a lower amount of AUM, partially offset by decreases in Wainwright variable operating expenses, and general and administrative costs. Also contributing to the net loss were expenses related to the start up of our new subsidiary, Marygold & Co., as well as one-time expenses incurred in connection with employee incentive programs at the subsidiary level, coupled with one-time expenses incurred in connection with investment banking and investor relations campaigns. After giving consideration to currency translation losses of $126 thousand our comprehensive loss for the nine months ended March 31, 2020 was $163 thousand as compared to the nine months ended March 31, 2019 where there was a currency translation loss of ($14) thousand resulting in comprehensive income of $411 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate eleven exchange-traded products ("ETPs") and exchange traded funds (“ETFs”) listed on they NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $2.1 billion assets under management as of March 31, 2020. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

Advisers as fund manager for each series within the USCF ETF Trust and the USCF Mutual Funds Trust:
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017; Liquidated May 6, 2020
Stock Split Index Fund (“TOFR”)	Fund launched September 2014; Liquidated October 20, 2017
Restaurant Leaders Index Fund (“MENU”)	Fund launched November 2016; Liquidated October 20, 2017
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund	Fund launched May 2018

USCF Mutual Funds Trust ("Mutual Funds Trust")	Organized as a Delaware statutory trust in July 2016
USCF Commodity Strategy Fund ("USCFX" and "USCIX")	Fund launched March 2017; Liquidated March 21, 2019

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

For the Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

Revenue

Average AUM for the three months ended March 31, 2020 was at $2.3 billion, as compared to approximately $2.6 billion from the three months ended March 31, 2019 primarily due to a decrease in USO, USCI and UNG AUM. As a result, the revenues from management and advisory fees decreased by approximately $0.6 million, or 16%, to $3.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 where revenues from management and advisory fees totaled $3.6 million.

Expenses

Wainwright’s total operating expenses for three months ended March 31, 2020 decreased by $0.4 million to $3.0 million, or approximately 10%, from $3.4 million for the three months ended March 31, 2019. Variable expenses, as described above, decreased by $0.4 million over the respective three-month period due to lower AUM which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses, excluding new fund development cost, were $0.6 million and $0.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Expenses increased due to decreases in legal and professional fees related to moving to a new fund custodian, accounting and administrative bank during the quarter. Total marketing expenses decreased $0.1 million to $0.5 million for the three months ended March 31, 2020 as compared to the prior year period due to a decrease in marketing conference spend along with a small reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $1.2 million and $1.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively, with the increase due to employer 401K contributions.

Income

Income (loss) before income taxes for the three months ended March 31, 2020 decreased $0.3 million to a ($0.1) million loss compared to $0.2 million in income for three months ended March 31, 2019 due to $0.6 million in lower revenue as a result of lower AUM, offset by a $0.4 million reduction in operating expenses.

For the Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Revenue

Average AUM for the nine months ended March 31, 2020 was at $2.2 billion, as compared to approximately $2.8 billion from the nine months ended March 31, 2019 primarily due to a decrease in USO, USCI and UNG AUM. As a result, the revenues from management and advisory fees decreased by approximately $2.8 million, or 24%, to $8.9 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 where revenues from management and advisory fees totaled $11.7 million.

Expenses

Wainwright’s total operating expenses for nine months ended March 31, 2020 decreased by $2 million to $8.7 million, or approximately 19%, from $10.7 million for the nine months ended March 31, 2019. Variable expenses, as described above, decreased by $1.5 million over the respective nine-month period due to lower AUM which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses, excluding new fund development cost were $1.4 million and $1.5 million for the nine months ended March 31, 2020  and March 31, 2019, respectively. Total marketing expenses decreased $0.6 million to $1.4 million for the nine months ended March 31, 2020 as compared to the prior year period due to a decrease of $0.3 million in advertising and marketing conference spend along with a $0.2 million reduction in variable distribution costs as a result of lower AUM. Employee Salaries and Compensation expenses were approximately $3.3 million and $3.5 million for the nine months ended March 31, 2020 and March 31, 2019, respectively, with the decrease due to no bonuses for 2019.

Income

Income before income taxes for the nine months ended March 31, 2020 decreased $0.6 million to $0.2 million from $0.8 million for nine months ended March 31, 2019 due to $2.8 million in lower revenue as a result of lower AUM, offset by a $2 million reduction in operating expenses along with a decrease of $0.2 million in other expenses.

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

For the Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

Revenue

Net revenues for the three months ended March 31, 2020 were $1.3 million with cost of goods sold of $0.9 million resulting in a gross profit of $0.4 million, or approximately 31% gross margin, as compared to the year ended March 31, 2019 where net revenues were $1.1 million and cost of goods sold were $0.7 million producing a gross profit of $0.4 million, or approximately 28%.

Expenses

General, administrative and selling expenses, including wages and marketing, for the three month periods ended March 31, 2020 and 2019 were $0.2 million and $0.2 million producing operating income of $0.2 million and $0.1 million, respectively, or approximately 12% net operating profit for the three months ended March 31, 2020 and 12% for the three months ended March 31, 2019. The depreciation expense, provision for income tax, and other income (expense) totaled approximately $0.1 million for the three months ended March 31, 2020 as compared to $0.1 million for the three months ended March 31, 2019.

Income

Income for the three months ended March 31, 2020, after expenses of approximately $0.3 million, resulted in an income of approximately $105 thousand before income tax provision of approximately $14 thousand resulted in a net income of approximately $92 thousand as compared to a net income of $64 thousand for the three months ended March 31, 2019. Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

For the Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Revenue

Net revenues for the nine months ended March 31, 2020 were $3.8 million with cost of goods sold of $2.7 million resulting in a gross profit of $1.1 million, or approximately 30% gross margin, as compared to the year ended March 31, 2019 where net revenues were $3.5 million and cost of goods sold were $2.5 million producing a gross profit of $1.0 million, or approximately 28%.

Expenses

General, administrative and selling expenses, including wages and marketing, for the nine month periods ended March 31, 2020 and 2019 were $0.6 million and $0.6 million producing operating income of $0.5 million and $0.4 million, respectively, or approximately 14% net operating profit for the nine months ended March 31, 2020 and 10% for the nine months ended March 31, 2019. The depreciation expense, provision for income tax, and other income (expense) totaled approximately $0.2 million for the nine months ended March 31, 2020 as compared to $0.2 million for the nine months ended March 31, 2019.

Income

Income for the nine months ended March 31, 2020, after expenses of approximately $0.8 million, resulted in approximately $0.4 million before income tax provision of approximately $43 thousand resulted in a net income of approximately $349 thousand as compared to a net income of $106 thousand for the nine months ended March 31, 2019. Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

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

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue

Net revenues for the three months ended March 31, 2020 were $0.6 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.3 million with a gross margin of approximately 54% as compared to the three months ended March 31, 2019 where net revenues were approximately $0.8 million with cost of goods sold of $0.4 million and a gross profit of $0.4 million, or approximately 45%.

Expenses

General, administrative and selling expenses for the three months ended March 31, 2020 were $0.3 million producing an operating profit of $0.1 million or approximately 10% as compared to the three months ended March 31, 2019 where operating profits were $0.1 million, or approximately 13%, with general, administrative and selling expenses of $0.3 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $17 thousand for the three months ended March 31, 2020 resulting in income after income taxes of approximately $41 thousand as compared to income after income taxes of approximately $78 thousand for the three months ended March 31, 2019 where other expense totaled $28 thousand.

For the Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Revenue

Net revenues for the nine months ended March 31, 2020 were $2.1 million with cost of goods sold recorded as approximately $1.0 million, resulting in a gross profit of approximately $1.1 million with a gross margin of approximately 53% as compared to the nine months ended March 31, 2019 where net revenues were approximately $2.4 million with cost of goods sold of $1.3 million and a gross profit of $1.1 million, or approximately 45%.

Expenses

General, administrative and selling expenses for the nine months ended March 31, 2020 were $0.8 million producing an operating profit of $0.3 million or approximately 14% as compared to the nine months ended March 31, 2019 where operating profits were $0.4 million, or approximately 16%, with general, administrative and selling expenses of $0.7 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $82 thousand for the nine months ended March 31, 2020 resulting in income after income taxes of approximately $209 thousand as compared to income after income taxes of approximately $273 thousand for the nine months ended March 31, 2019 where other expense totaled $97 thousand.

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

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue

Net revenues for the three months ended March 31, 2020 were $1.1 million as compared to $0.7 million for the three months ended March 31, 2019. Cost of goods sold for the three months ended March 31, 2020 and 2019 were $0.6 million and $0.4 million, respectively, resulting in a gross profit of approximately $0.5 million and $0.3 million, respectively.

Expenses

General, administrative and selling expenses were approximately $0.3 million resulting in an operating income of approximately $184 thousand, or approximately 17%, as compared to $0.2 million of general, administrative and selling expenses resulting in $116 thousand for the three months ended March 31, 2019, or approximately 16%.

Income (Loss)

After consideration given to income tax provision, other income (expense), and depreciation expense, the net income for the three months ended March 31, 2020 was approximately $131 thousand as compared to $46 thousand income from the prior year comparable period.

For the Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Revenue

Net revenues for the nine months ended March 31, 2020 were $2.9 million as compared to $2.5 million for the nine months ended March 31, 2019. Cost of goods sold for the nine months ended March 31, 2020 and 2019 were $1.6 million and $1.4 million, respectively, resulting in a gross profit of approximately $1.3 million and $1.1 million, respectively.

Expenses

General, administrative and selling expenses were approximately $0.9 million resulting in an operating income of approximately $0.4 million, or approximately 13%, as compared to $0.6 million of general, administrative and selling expenses resulting in $0.5 million for the nine months ended March 31, 2019, or approximately 18%.

Income

After consideration given to income tax provision, other income, and depreciation expense, the net income for the nine months ended March 31, 2020 was approximately $154 thousand as compared to $253 thousand from the prior year comparable period.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is in the initial stages of transitioning from a largely boutique offering to a more mainstream product and as such we anticipate measurable growth in revenues for the coming years. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including distribution in New Zealand of the products from Original Sprout. Wainwright will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector. In a more general sense, the Company is characterizing its business in two categories; 1) financial services and 2) other operating units. The purpose is to isolate the cyclical nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●	increase our gross revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses and losses,
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through adoption of standards used by all subsidiaries on a consistent basis,
●	strategically pursue additional company acquisitions, and
●	explore opportunities as may present themselves in the Fintech space, including creation of new corporate entities such as Marygold as focused subsidiary holdings.

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

As of March 31, 2020, we had $6.0 million of cash and cash equivalents on a consolidated basis as compared to $6.5 million as of June 30, 2019.

During the current and past fiscal years combined, Concierge has invested approximately $3.5 million in cash towards purchasing and assimilating the Original Sprout assets into the Concierge Technologies group of companies. During the previous years ended June 30, 2016 through June 30, 2017, Concierge invested approximately $3.3 million in cash to acquire Gourmet Foods and Brigadier Security Systems as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. During the current nine month period ended March 31, 2020 we have invested cash and resources to the formation of our wholly-owned subsidiary, Marygold & Co., and its product development. Despite these cash investments, our working capital position remains strong at approximately $11.9 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its operating expenses for the coming fiscal year and to adequately pursue its long term business objectives.

In relation to the adoption of ASC 842 (see Note 2), the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $847,203 and $0 as of March 31, 2020 and June 30, 2019, respectively. The obligations will amortize over the passage of time through the recognition of periodic rent expense. See Note 6 for further analysis of this obligation.

Borrowings

As of March 31, 2020, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.7 million as of June 30, 2019. Approximately US$361,149 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. Concierge, without inclusion of its subsidiary companies, as of March 31, 2020 and June 30, 2019, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	March 31,	June 30,
	2020	2019
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

As of March 31, 2020, Brigadier had an outstanding principal balance of CD$512,138 (approx. US$361,150 translated as of March 31, 2020) related to the purchase of their Saskatoon office land and building. The Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019 reflect the amount of the principal balance which is due within twelve months as a current liability of US$12,536 and a long term liability of US$348,614. As of June 30, 2019, the loan liability consisted of principal balances outstanding for vehicle purchases. The principal amounts under the loans which were due within twelve months were recorded in short term liabilities as US$26,241, and after twelve months as US$61,057. These loans were paid in full as of March 31, 2020, whereas there was no liability for the loan related to the property purchase as of June 30, 2019. Total interest on vehicle loans for the three and nine months ended March 31, 2020 was zero and US$753, respectively, as compared to the three and nine months ended March 31, 2019 of US$1,077 and US$4,209, respectively. Interest on the mortgage loan for the three and nine months ended March 31, 2020 was US$3,926 and US$12,173, respectively, with no mortgage interest being due prior to July 1, 2019.

Investments

Wainwright, from time to time, provides initial investments in the creation of ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2020 and June 30, 2019 we have no such investments. These investments are described further in Note 7 to our Financial Statements.

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

Concierge and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. The risks and uncertainties set forth below and in our Annual Report on Form 10-K filed September 30, 2019 are not the only risks we face. The risks and uncertainties described below supplement, or the extent inconsistent, supersede those in our above mentioned Annual Report on Form 10-K

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the Company. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on the Company and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could disrupt the operations of the Company's service providers, adversely affect the Company's stock price, and negatively impact the Company's performance and your investment in the Company. The extent to which COVID-19 will affect the Company and its’ service providers will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

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

2.4	Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[10]
2.5	Termination of Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[11]
3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[1]
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[7]
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017.[7]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Convertible Promissory Note, dated January 27, 2016, by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc.[4]
10.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017, by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[8]
10.5	Form of Agreement for Sale and Purchase of Shares and Current Account Graham Eric Eagle, Linda Janice Eagle, and Stephen Peter Lunn as Trustees
of the GE and LJ Eagle Family Trust as to 266,850 shares, and Graham Eric Eagle of Napier, Company Director, as to 29,650 shares.[13]
14.1	Code of Business Conduct and Ethics[9]
21.1	Concierge Technologies, Inc. - Subsidiary List[12]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

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

13Previously filed with Current Report on Form 8-K on March 16, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: May 15, 2020	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.