Form 10-K
period 2020-06-30
CONCIERGE TECHNOLOGIES INC
filed 2020-09-28
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29913

Concierge Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)		90-1133909 (IRS Employer Identification No.)
1202 Puerta Del Sol San Clemente, CA 92673 (Address of principal executive offices) (Zip Code) Tel: 866.800.2978 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,848,302 based upon the per share price of $1.45, as reported by our trading exchange platform, OTC Markets, for the common stock as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of September 28, 2020, there were 37,412,519 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.  In addition, we have 53,032 shares of Series B Convertible, Voting, Preferred Stock issued and outstanding on September 27, 2020. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

●	Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarms and monitoring systems for security and fire.
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

●

Marygold & Co., ("Marygold") a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of June 30, 2020 and estimated to launch by December 2020. Through June 30, 2020, limited expenditures have been incurred on this venture.

Concierge manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is limited involvement by Concierge’s management in the day-to-day business affairs of its operating subsidiary businesses. Concierge’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. Concierge's corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.  Across Concierge and its subsidiaries, the Company employs 92 full-time employees.

Subsidiary Business Overview

Wainwright

On December 9, 2016, Concierge acquired all of the issued and outstanding stock in Wainwright which is controlled by our CEO and majority shareholder Nicholas Gerber and another Concierge shareholder, Scott Schoenberger, a member of our board of directors. Wainwright is the holding company for USCF and USCF Advisers, which collectively operate 10 exchange traded products (“ETPs”) and exchange traded funds (“ETFs”) listed on the NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $6 billion in assets under management as of June 30, 2020. Wainwright receives revenues from its subsidiaries' which provides investment management and advisory services in exchange for management fees charged against the funds. Wainwright’s operating subsidiaries focus primarily on providing investment advisory services to funds that invest in a broad base or single commodity, particularly in oil, natural gas, gasoline and metals. Concierge acquired Wainwright in a stock-for-stock exchange for (i) 27,293,333 (as adjusted approximately for the 1 for 30 reverse stock split of our outstanding shares of common and preferred stock effective on December 15, 2017, (the "2017 Reverse Stock Split")) shares of our common stock and (ii) 311,804 (as adjusted approximately for the 2017 Reverse Stock Split) shares of our Series B Voting, Convertible, Preferred stock (which preferred shares are convertible into approximately 6,236,079 shares of Company Common Stock).

USCF is currently the General Partner of the following Securities Act of 1933 commodity based funds and Sponsor (“Sponsor”) of the United States Commodity Index Funds Trust (“USCIF Trust”), and each series thereof,  and the USCF Funds Trust (“USCF Funds Trust”):

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
USCF as fund Sponsor - each a series within the USCIF Trust:
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

Advisers as fund manager for each series within the USCF ETF Trust and the USCF Mutual Funds Trust:
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017; Liquidated May 6, 2020
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund	Fund launched May 2018

All USCF funds and the Trusts' funds are collectively referred to as the “Funds” hereafter.

As of and for the years ended June 30, 2020 and 2019 approximately 86% and 89% of Wainwright’s revenue, respectively, were attributed to its three largest funds United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Commodity Index Fund.

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

Intellectual Property

Wainwright subsidiary USCF owns registered trademarks for USCF and USCF Advisers.  The funds for which USCF is a general partner or sponsor have registered trademarks owned by USCF. Additionally, USCF was granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

For the year ended and balance sheet date of June 30, 2020, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 20% of Gourmet Foods sales revenues and 15% of Gourmet Foods accounts receivable as compared to 22% and 28% for the prior year ended June 30, 2019, respectively. The second largest in the grocery industry accounted for approximately 12% of Gourmet Foods sales revenues for the year ended June 30, 2020 as compared to 12% for the year ended June 30, 2019. This same group accounted for 26% of Gourmet Foods accounts receivable as of June 30, 2020 as compared to 19% as of June 30, 2019. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the year ended and balance sheet date of June 30, 2020, accounted for approximately 45% of Gourmet Foods’ gross sales revenues as compared to 43% for the year ended June 30, 2019. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the remaining balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Sources and Availability of Materials

Gourmet Foods is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Competition

Gourmet Foods faces competition from other commercial-scale manufacturers of meat pies located in New Zealand and Australia. Competitors’ products may be more effective, or more effectively marketed and sold, than any products Gourmet Foods may commercialize. Larger competitors in New Zealand also enjoy a wider and more entrenched market share making it particularly difficult for us to penetrate certain market segments and, even if penetrated, might make it difficult to maintain. In an effort to expand its market presence and limit competitive interference, Gourmet Foods from time to time attempts to acquire other commercial-scale manufacturers of meat pies or confections. Gourmet Foods also has interest in collapsing supply chains where possible, and subsequent to the end of the current fiscal year was successful in acquiring a printer of food packaging materials. (See Note 16 – Subsequent Events)

Seasonality

The location of Gourmet Foods in the southern hemisphere provides it with a warm Christmas holiday season and some increased business as customers tend to be traveling and purchase more ready-to-eat foods. Although this increase in sales is observable, it is not deemed significant and the opposing seasons to the northern hemisphere work to offset any corresponding down turn in revenues for Brigadier, our Canadian subsidiary, during winter months. Overall, the consolidated business does not experience any material seasonality due to Gourmet Foods.

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

Services, Products and Customers

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is the largest SecurTek Monitoring Solutions Inc dealer in Saskatchewan. With offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with approximately 1.35 million customer connections across Canada. Brigadier is also a certified integrator for Avigilon Access Control and Video, Bosch Intrusion, Gallagher Access Control, Honeywell Access Control and Intrusion, Kantech Corporate Access Control and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, IP video systems, ULC certified fire alarms, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and brokers a 24/7 monitoring of their premises. The contract for monitoring the premises is typically supported by SecurTek, who pays Brigadier a monthly maintenance and support fee for each contract remaining in effect.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 49% and 46% of the total Brigadier revenues for the years ended June 30, 2020 and June 30, 2019, respectively. The same customer accounted for approximately 40% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2020 as compared to 37% as of June 30, 2019. No other single customer accounted for a significant percentage of total sales or accounts receivable for the fiscal years ended June 30, 2020 or 2019.

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

Original Sprout

Kahnalytics was founded in 2015 as a wholly owned subsidiary of Concierge and is domiciled in the state of California. The dba/Original Sprout was adopted in December 2017 at the time the assets of Original Sprout LLC were acquired. Original Sprout develops and markets hair and skin products such as vegan shampoos, hair rinses, skin lotions, sun block, baby wash and related products under the brand names Original Sprout and Worry Free.

Products and Customers

Original Sprout sells its products through 3 channels to market: 1) direct sales to end users via online shopping cart, 2) distributors who, in turn, sell to other retailers or wholesalers, and 3) to retail stores selling to end users either from the shelf or online.

Concierge, through Original Sprout, has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had 1 significant customer for the year ended June 30, 2020 accounting for 10% of total revenues and 0% of accounts receivable whereas a different customer accounted for 10% of sales for the year ended June 30, 2019 and 24% of accounts receivable. Two other customers who were not significant in total annual sales accounted for 39% and 18% of total account receivables at June 30, 2020 and 0% at June 30, 2019.

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

The Company’s business and operation could be negatively affected by any material litigation involving the Company or its subsidiaries.

USCF, an indirect wholly owned subsidiary of the Company, is currently subject to class action litigation. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described in “Item 3. Legal Proceedings” of this Annual Report on Form 10-K. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

Litigation could result in substantial costs and divert management’s attention and resources from a company’s business. Additionally, litigation could give rise to perceived uncertainties as to a company’s future, adversely affect its relationships with vendors and make it more difficult to attract and retain qualified personnel. Also, a company subject to litigation may be required to incur significant legal fees and other expenses related to any litigation.

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

As of June 30, 2019 the Company did not own any plants or real property.  However, on July 2, 2019, Brigadier finalized the purchase of its office facility and land located in Saskatoon for CAN $750,000 (Approximately US$572,858), funded by a bank loan of CAN$525,000 (approximately US$401,000) and CAN$225,000 (approximately US$171,858) in cash. The bank loan matures in 4 years and bears interest at the annual rate of 4.14%.

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

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of its business. Except as described below there are no pending legal proceedings against the Company or its subsidiaries, including USCF, an indirect wholly owned subsidiary of the Company.

Lucas Class Action

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a purported stockholder class action initiated by Robert Lucas, individually and on behalf of others similarly situated (the “Lucas Class Action”). The Lucas Class Action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740.

The Lucas Class Action complaint alleges that, beginning in March 2020, in connection with USO’s registration and issuance of additional USO shares, USCF, USO, and the other defendants in the Lucas Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that USCF, USO, and the other defendants in the Lucas Class Action possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas Class Action with (i) a purported stockholder class action initiated on June 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, that is currently pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06010 and in which the same defendants named in the Lucas Class Action were also named as defendants (the “Ephrati Class Action”), and (iii) a purported stockholder class action initiated on August 13, 2020 by Danny Palacios, individually and on behalf of others similarly situated, that is currently pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06442 and also named the same defendants as in the Lucas Class Action and the Ephrati Class Action (the “Palacios Class Action” and, together with the Lucas Class Action and the Ephrati Class Action, the “Class Actions”). Each of the complainants in the Ephrati Class Action and the Palacios Class Action seeks to certify a class and award the class compensatory damages at an amount to be determined at trial.

The claims made in the Ephrati Class Action and the Palacios Class Action are substantively identical to the Lucas Class Action, except that the putative class period in each of the Ephrati Class Action and Lucas Class Action begins on March 19, 2020, whereas the putative class period in the Palacios Class Action begins on February 25, 2020. The Class Actions have been designated as related, and have been assigned to the same Judge and consolidated into a single case.

USCF, USO and the other defendants in the Class Actions intend to vigorously contest the claims made therein and move for their dismissal.

Mehan Complaint

USO was named as a defendant in a complaint dated August 10, 2020 (docketed August 19, 2020), filed by purported shareholder Darshan Mehan, asserted derivatively on behalf of USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, and USO as a nominal defendant (the “Mehan Complaint”). The complaint is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The complaint alleges that the defendants breached their fiduciary duties to USO and that USCF failed to act in good faith in connection with a March 19, 2020 offering and certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleges that the defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks compensatory damages at an amount be determined at trial, restitution, equitable relief, attorney’s fees and costs.

USCF, USO and the other defendants intend to vigorously contest such claims and move for their dismissal.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions during that period.

On August 19, 2020, USCF, USO and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice and expect to engage in a dialogue with the SEC staff and CFTC staff regarding these matters.

Cantrell and AML Pharm. Inc., Complaints

On August 27, 2020, USCF was named as a defendant in two actions filed by purported shareholders Michael Cantrell (the “Cantrell Complaint”) and AML Pharm. Inc. DBA Golden International (the “AML Complaint”). Both the Cantrell Complaint and the AML Complaint are asserted derivatively on behalf of USO, against defendants USCF, John P. Love and Stuart P. Crumbaugh, as well as USO directors Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson, as well as USO as a nominal defendant. The Cantrell Complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974. The AML Complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981.

The Cantrell Complaint and AML Complaint are nearly identical. They allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, SEC Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and performance, and defendants’ actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complainants seek, on behalf of USO, compensatory damages at an amount to be determined at trial, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell Complaint and AML Complaint have marked their actions as related to the Lucas Class Action.

USCF, USO and the other defendants in the Cantrell Complaint and AML Complaint intend to vigorously contest such claims and move for their dismissal.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock presently trades on the OTC Markets QB Exchange. The high and low bid prices, as reported by OTC Markets, are as follows for fiscal years ended June 30, 2019 and 2020. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
	Calendar 2018
3rd Quarter	$1.23	$0.55
4th Quarter	$1.85	$0.86

	Calendar 2019
1st Quarter	$1.40	$0.80
2nd Quarter	$1.30	$0.65
3rd Quarter	$1.00	$0.65
4th Quarter	$2.00	$1.00

	Calendar 2020
1st Quarter	$1.87	$0.72
2nd Quarter	$1.00	$0.68

Holders

On September 28, 2020, there were approximately 365 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Shares Issued for Services; Outstanding Stock Options

On August 15, 2019, the Company issued 175,000 shares of restricted common stock to Maxim Partners LLC in exchange for investment banking services. On February 7, 2019, the Company also issued 7,678,380 of unregistered common stock in the conversion of 383,919 shares of our Series B Voting, Convertible, Preferred Stock. The conversion of the preferred stock was non-dilutive as total voting shares remained unchanged. The Company neither sold or issued any other shares of any class of stock within the last two years up to and including June 30, 2020. The Company has no stock option plan nor any outstanding stock warrants.

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

●

Marygold & Co., ("Marygold") a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in development stage as of June 30, 2020 and estimated to launch during the coming fiscal year.

Because the Company conducts its businesses through its wholly-owned operating subsidiaries, the risks related to our wholly-owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, during the current year has had a nominal impact on our operations which varied from company to company. Overall, the effects of dealing with COVID-19 realized through social isolation, stay-at-home orders, shuttering of non-essential businesses and similar initiatives took effect on our areas of operation at such a late date in the fiscal year that the consolidated revenues were not significantly impacted. The financial risk to future operations is largely unknown, (refer to Part I, Item 1A, for further details.)

Critical Accounting Policies

A summary of our significant accounting policies is described in detail in Note 2 to our Consolidated Financial Statements.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is in the initial stages of transitioning from a largely boutique offering to a more mainstream product and as such we anticipate measurable growth in revenues for the coming years. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including operation of its newly acquired subsidiary, Printstock Products Ltd., in New Zealand (see Note 16 – Subsequent Events). Wainwright will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector. In a more general sense, the Company is characterizing its business in three categories; 1) financial services, 2) other operating units, and 3) corporate. The corporate category includes the expenses incurred for maintaining our public reporting status and management as well as the expenditures towards developing newly formed ventures such as Marygold. The purpose is to isolate the cyclical nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●	increase our gross revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses and losses,
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through adoption of standards used by all subsidiaries on a consistent basis,
●	strategically pursue additional company acquisitions, and
●	explore opportunities as may present themselves in the Fintech space, including the launch of a mobile app by Marygold during the coming fiscal year.

Results of Operations

Concierge and Subsidiaries

For the Year Ended June 30, 2020 Compared to the Year Ended June 30, 2019

Financial Summary

The table below summarizes each of Concierges subsidiaries into one of two categories. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses are included in the Concierge Corporate columns, including the losses in the development stage of Marygold.

($’s in thousands)	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
	2020	2019	Change		2020	2019	Change		2020	2019	Change		2020	2019	Change
			$('000)%				$('000)%				$('000)%				$('000)%
Revenue	$15,459	$15,021	$438	3%	$11,290	$11,928	$(638)	(5)%	-	-	-	-	$26,749	$26,949	$(200)	(1)%
% of total revenue	58%	56%	-	2%	42%	44%	-	(2)%	-	-	-	-	$-	$-	-	-
Cost of revenue	-	-	-	-	$6,483	$6,936	$(453)	(7)%	-	-	-	-	$6,483	$6,936	$(453)	(7)%
Gross profit	$15,459	$15,021	$438	3%	$4,807	$4,992	$(185)	(4)%	-	-	-	-	$20,266	$20,013	$253	1%
Operating expenses	$12,769	$14,095	$(1,326)	(9)%	$4,024	$3,950	$74	2%	$1,557	$1,212	$345	28%	$18,350	$19,257	$(907)	(5)%
% of total operating expenses	69%	73%		(4)%	22%	21%	1%	1%	8%	6%	2%	2%	-	-	-	-
Income (loss) from operations	$2,690	$926	$1,764	190%	$783	$1,042	$(259)	(25)%	$(1,557)	$(1,212)	$(345)	28%	$1,916	$756	$1,160	153%
Other (expense) / income	$179	$(148)	$327	221%	$233	$25	$208	832%	$8	$(24)	$32	134%	$420	$(147)	$567	386%
Income (loss) before income taxes	$2,869	$778	$2,091	269%	$1,016	$1,067	$(51)	(5)%	$(1,549)	$(1,236)	$(313)	(25)%	$2,336	$609	$1,727	284%

Revenue and Operating Income

Consolidated revenue for the year ended June 30, 2020 was $26.7 million representing a $0.2 million decrease from the prior year revenue of $26.9 million. While net revenues overall remained relatively unchanged, there were significant differences in the fourth quarter revenues of Wainwright and Brigadier. While Wainwright’s revenues in the fourth quarter exceeded prior year comparison revenues due to the effects of historical price drops in global oil prices on AUM, Brigadier had corresponding lower revenues due to the lockdowns imposed by the COVID-19 response. Concierge produced an operating income for the year ended June 30, 2020 of $1.9 million as compared to $0.8 million for the year ended June 30, 2019. This represents an increase in operating income of $1.2 million for the year ended June 30, 2020 when compared to the year ended June 30, 2019 or approximately 154%. The increase in operating income was primarily attributable to higher fund management revenue from Wainwright due to higher AUM.

Other Income (Expenses)

Other income (expense) for the years ended June 30, 2020 and 2019 were $0.4 million and ($0.1) million, respectively, resulting in a net income before income tax of $2.3 million and $0.6 million, respectively. After giving consideration to currency translation gain of $31 thousand our comprehensive income for the year ended June 30, 2020 was $1.8 million as compared to the year ended June 30, 2019 where there was a currency translation loss of $45 thousand resulted in comprehensive income of $0.2 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in New Zealand and Canada.

Income Tax

Provision for income tax for the years ended June 30, 2020 and 2019 are $0.6 million and $0.3 million, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge level. Income tax expense recorded at the Concierge level totaled $0.4 million for the year ended June 30, 2020, while a tax benefit of $15 thousand was recorded for the year ended June 30, 2019.

Net Income

Overall, the net income between the year ended June 30, 2020 as compared to the year ended June 30, 2019 increased by approximately $1.5 million or approximately 577% to approximately $1.8 million. The increase in profits for the year ended June 30, 2020 was primarily attributable to higher fund management revenue from Wainwright due to a higher amount of AUM.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933. Wainwright is the holding company for USCF and USCF Advisers, which collectively operate ten exchange traded products ("ETPs") and exchange traded funds ("ETFs") listed on the NYSE Arca Inc. ("NYSE Arca") with a total of approximately $6 billion in assets under management ("AUM") as of June 30, 2020. Wainwright, together with its subsidiaries USCF and USCF Advisers, are collectively referred to as “Wainwright” hereafter.

USCF is currently the General Partner of the following Securities Act of 1933 commodity based funds and Sponsor (“Sponsor”) of the United States Commodity Index Funds Trust (“USCIF Trust”), and each series thereof, and the USCF Funds Trust (“USCF Funds Trust”):

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

Advisers as fund manager for each series within the USCF ETF Trust and the USCF Mutual Funds Trust:
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017; Liquidated May 6, 2020
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund	Fund launched May 2018

All USCF funds and the Trusts' funds are collectively referred to as the “Funds” hereafter.

Wainwright’s revenue and expenses are primarily driven by the amount of AUM. Wainwright earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Year Ended June 30, 2020, Compared to the Year Ended June 30, 2019

Revenue

Average AUM for the year ended June 30, 2020 was at $3.0 billion, as compared to approximately $2.7 billion from the year ended June 30, 2019 primarily due to an increase in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees increased by approximately $0.4 million, or 3%, to $15.4 million for the year ended June 30, 2020 as compared to the year ended June 30, 2019 where revenues from management and advisory fees totaled $15.0 million.

Expenses

Wainwright’s total operating expenses for year ended June 30, 2020 decreased by $1.3 million to $12.8 million, or approximately 9%, from $14.1 million for the year ended June 30, 2019. Variable expenses, as described above, decreased by $1.2 million over the respective twelve-month period due to due to lower AUM for the first three quarters of the fiscal year which reduced variable marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses increased $0.3 million to $2.4 million for the year ended June 30, 2020 from $2.1 million for the year ended June 30, 2019 due to increases in expense waiver and legal and professional expenses. Total marketing expenses decreased $0.3 million to $2.1 million for the year ended June 30, 2020 as compared to the prior year period due to a decrease of in advertising and marketing conferences. Other Operating expenses decreased by $0.3 million primarily due to lower license fees. Employee Salaries and Compensation expenses were approximately $4.9 million and $4.8 million, an increase of $0.1 million, for the years ended June 30, 2020 and June 30, 2019, respectively, due to accrued bonuses and small increases in annual compensation.

Income

Income before income taxes for the year ended June 30, 2020 increased $2.1 million to $2.9 million from $0.8 million for year ended June 30, 2019 due to $0.4 million increase in revenue as a result of higher AUM, in addition to a $1.4 million  reduction in operating expenses along with a decrease of $0.3 million in other expenses.

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

For the Year Ended June 30, 2020, Compared to the Year Ended June 30, 2019

Revenue

Net revenues for the year ended June 30, 2020 were $4.7 million with cost of goods sold of $3.2 million resulting in a gross profit of $1.5 million as compared to the year ended June 30, 2019 where net revenues were $4.7 million; cost of goods sold were $3.3 million; and gross profit was $1.4 million.

Expenses

General, administrative and selling expenses, including wages and marketing, for the years ended June 30, 2020 and 2019 were $1.1 million and $1 million producing operating income of $0.4 million and $0.4 million, respectively, or approximately 8% net operating profit for 2020, 9% for 2019. The depreciation expense and other income (expense) totaled approximately $38 thousand for the year ended June 30, 2020 as compared to $0.4 million for the year ended June 30, 2019.

Income

Income for the year ended June 30, 2020, after depreciation expense of $0.2 million and other income of $0.2 million, resulted in approximately $0.4 million before income tax provision of approximately $28 thousand resulted in a net income of approximately $0.3 million as compared to a net loss of $13 thousand for the year ended June 30, 2019. Contributing to the net income was a tax-free government wage subsidy of approximately NZ$0.2 million (US$0.1 million) in support of the COVID-19 lockdowns imposed on employees. Overall, net profit margins for the comparative periods are consistent and differences are attributed to depreciation expense, varying income tax provisions and the fluctuation of currency exchange rates with the New Zealand dollar.

Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems (2000) Ltd. (“Brigadier”) was founded in 1985 and through internal growth and acquisitions the core business of Brigadier began in 1998. Today Brigadier is the largest SecurTek Monitoring Solutions Inc dealer in Saskatchewan. With offices in both major urban areas of Regina (dba Elite Security Systems (2005) Ltd.) and Saskatoon. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with approximately 1.35 million customer connections across Canada. Brigadier is also a certified integrator for Avigilon Access Control and Video, Bosch Intrusion, Gallagher Access Control, Honeywell Access Control and Intrusion, Kantech Corporate Access Control and the largest independent security contractor in the province. Brigadier provides comprehensive security solutions including access control, IP video systems, ULC certified fire alarms, and intrusion alarms to home and business owners as well as government offices, schools and public buildings. Brigadier typically sells hardware to customers and brokers a 24/7 monitoring of their premises. The contract for monitoring the premises is typically supported by SecurTek, who pays Brigadier a monthly maintenance and support fee for each contract remaining in effect.

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

For the Year Ended June 30, 2020, Compared to the Year Ended June 30, 2019

Revenue

Net revenues for the year ended June 30, 2020 were $2.7 million with cost of goods sold recorded as approximately $1.2 million, resulting in a gross profit of approximately $1.5 million with a gross margin of approximately 56% as compared to the year ended June 30, 2019 where net revenues were approximately $3.6 million with cost of goods sold of $1.6 million and a gross profit of $1.9 million, or approximately 54%.

Expenses

General, administrative and selling expenses for the year ended June 30, 2020 were $1.2 million producing an operating profit of $0.3 million or approximately 12% as compared to the year ended June 30, 2019 where operating profits were $0.6 million, or approximately 15%, with general, administrative and selling expenses of $1.4 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $12 thousand for the year ended June 30, 2020 resulting in income after income taxes of approximately $0.3 million as compared to income after income taxes of approximately $0.4 million for the year ended June 30, 2019 where other expense totaled $145 thousand. Contributing to the net income were wage subsidies in the amount of approximately $0.1 million received by Brigadier from the Canada government.

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

For the Year Ended June 30, 2020, Compared to the Year Ended June 30, 2019

Revenue

Net revenues for the year ended June 30, 2020 were $3.9 million with cost of goods sold recorded as approximately $2.1 million resulting in a gross profit of approximately $1.8 million and a gross margin of approximately 46% compared to the year ended June 30, 2019 were net revenues totaled $3.6 million with cost of goods sold recorded as approximately $2 million resulting in a gross profit of approximately $1.6 million and a gross margin of approximately 46%.

Expenses

General, administrative and selling expenses for the years ended June 30, 2020 and 2019 were approximately $1.2 million and $0.9 million, respectively, resulting in an operating income of approximately $0.5 million and $0.7 million or approximately 13% and 20%, respectively.

Income

After consideration given to income tax provision, other income, and depreciation expense, the net income for the years ended June 30, 2020 and 2019 were approximately $0.2 million and $0.4 million, respectively.

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

As of June 30, 2020, we had $9.8 million of cash and cash equivalents on a consolidated basis as compared to $6.5 million as of June 30, 2019. The increase in cash was due to an increase in net income.

During the past five fiscal years combined, Concierge has invested approximately $7 million in cash towards purchasing and assimilating Gourmet Foods, Brigadier Security Systems and the Original Sprout assets into the Concierge Technologies group of companies as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. We have also invested approximately $0.5 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $14 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile, including recently acquired Printstock Products Ltd. in New Zealand. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives.

In relation to the adoption of ASC 842 (see Note 2), the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $770,457 and $0 as of June 30, 2020 and June 30, 2019, respectively. The obligations will amortize over the passage of time through the recognition of periodic rent expense. See Note 14 for further analysis of this obligation.

As of June 30, 2020, we had $1 million of related-party and third-party indebtedness on a consolidated basis as compared to $0.7 million as of June 30, 2019. Concierge, without inclusion of its subsidiary companies, as of June 30, 2020 and June 30, 2019, had $0.6 million of indebtedness. We are not required to make interest payments on our notes until the maturity date.

Current related party notes payable consist of the following:

	June 30, 2020	June 30, 2019
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

As of June 30, 2020, Brigadier had an outstanding principal balance of CD$507,732 (approx. US$373,041 translated as of June 30, 2020) related to the purchase of its Saskatoon office land and building. The Consolidated Balance Sheet as of June 30, 2020 reflect the amount of the principal balance which is due within twelve months as a current liability of US$13,196 and a long term liability of US$359,845. As of June 30, 2019, the loan liability consisted of principal balances outstanding for vehicle purchases. The principal amounts under the loans which were due within twelve months were recorded in short term liabilities as US$26,241, and after twelve months as US$61,057. These loans were paid in full as of June 30, 2020, whereas there was no liability for the loan related to the property purchase as of June 30, 2019. For further details, see Note 11 to our Financial Statements.

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of June 30, 2020 Wainwright did not hold any initial investment positions. These investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the company to declare and pay dividends. We have paid no dividends and we do not expect to pay any dividends over the next fiscal year.

Off-Balance Sheet Arrangements

At June 30, 2020, and as of September 27, 2020, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concierge Technologies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BPM LLP

San Francisco, California

September 28, 2020

We have served as the Company's auditor since 2017.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,813,188	$6,481,815
Accounts receivable, net	717,841	939,649
Accounts receivable - related parties	2,610,917	1,037,146
Inventories	1,174,603	1,008,662
Prepaid income tax and tax receivable	857,793	1,754,369
Investments	1,820,516	3,756,596
Other current assets	603,944	546,105
Total current assets	17,598,802	15,524,342

Restricted cash	12,854	13,436
Property, plant and equipment, net	1,197,192	757,014
Operating lease right-of-use assets	733,917	-
Goodwill	915,790	915,790
Intangible assets, net	2,541,285	2,659,723
Deferred tax assets, net	900,878	859,696
Other assets, long - term	523,607	523,607
Total assets	$24,424,325	$21,253,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,843,616	$2,867,081
Expense waivers – related parties	421,892	325,821
Current portion of operating lease liabilities	323,395	-
Notes payable - related parties	3,500	3,500
Loans-property and equipment, current portion	13,196	26,241
Total current liabilities	3,605,599	3,222,643

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Loans-property and equipment, net of current portion	359,845	61,057
Long term lease liabilities, net of current portion	447,062	-
Deferred tax liabilities	261,923	176,578
Total liabilities	5,274,429	4,060,278

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 53,032 issued and outstanding at June 30, 2020 and at June 30, 2019	53	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,412,519 shares issued and outstanding at June 30, 2020 and 37,237,519 at June 30, 2019	37,412	37,237
Additional paid-in capital	9,330,913	9,178,838
Accumulated other comprehensive (loss) income	(144,744)	(175,659)
Retained earnings	9,926,262	8,152,861
Total stockholders' equity	19,149,896	17,193,330
Total liabilities and stockholders' equity	$24,424,325	$21,253,608

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019

Net revenue
Fund management - related party	$15,459,061	$15,021,439
Food products	4,745,821	4,747,358
Security systems	2,660,153	3,558,580
Beauty products and other	3,883,953	3,621,246
Net revenue	26,748,988	26,948,623

Cost of revenue	6,483,171	6,936,421

Gross profit	20,265,817	20,012,202

Operating expense
General and administrative expense	4,447,563	4,205,389
Fund operations	3,176,214	4,494,001
Marketing and advertising	2,601,104	2,910,447
Depreciation and amortization	601,826	702,320
Salaries and compensation	7,523,083	6,944,457
Total operating expenses	18,349,790	19,256,614

Income from operations	1,916,027	755,588

Other income (expense):
Other income (expense)	365,250	(484,028)
Interest and dividend income	96,186	366,796
Interest expense	(41,100)	(29,493)
Total other income (expense), net	420,336	(146,725)

Income before income taxes	2,336,363	608,863

Provision of income taxes	(562,962)	(347,014)

Net income	$1,773,401	$261,849

Weighted average shares of common stock
Basic	37,390,524	32,588,418
Diluted	38,451,164	38,298,159

Net income per common share
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019

Net income	$1,773,401	$261,849

Other comprehensive income (loss):
Foreign currency translation gain (loss)	30,915	(44,516)
Comprehensive income	$1,804,316	$217,333

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Preferred Stock
	(Series B)		Common Stock
						Accumulated
					Additional	Other		Total
	Number of		Number of	Par	Paid - in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Value	Capital	Income (Loss)	Earnings	Equity
Balance at July 1, 2018	436,951	$437	29,559,139	$29,559	$9,186,132	$148,808	$7,611,061	$16,975,997
Loss on currency translation	-	-	-	-	-	(44,516)	-	(44,516)
Reclassification of investment gains	-	-	-	-	-	(279,951)	279,951
Conversion of preferred shares	(383,919)	(384)	7,678,380	7,678	(7,294)			-
Net income	-	-	-	-	-	-	261,849	261,849
Balance at June 30, 2019	53,032	53	37,237,519	37,237	9,178,838	(175,659)	8,152,861	17,193,330
Gain on currency translation	-	-	-	-	-	30,915	-	30,915
Common stock issued for services	-	-	175,000	175	152,075	-	-	152,250
Net income	-	-	-	-	-	-	1,773,401	1,773,401
Balance at June 30, 2020	53,032	53	37,412,519	37,412	9,330,913	(144,744)	9,926,262	19,149,896

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,773,401	$261,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	601,826	702,320
Stock based vendor compensation	152,250	-
Deferred taxes	44,163	(26,417)
Bad debt expense	5,746	2,075
Unrealized (gain) loss on investments	(5,113)	1,995
Realized (gain) on sale of investments	(121,834)	(30,718)
(Gain) on disposal of equipment	-	(3,369)
Operating lease right of use asset - non-cash lease cost	379,923	-

(Increase) decrease in operating assets:
Accounts receivable, net	193,546	128,105
Accounts receivable - related party	(1,573,771)	421,013
Prepaid income taxes and tax receivable	915,203	421,845
Inventories	(191,762)	(79,127)
Other current assets	(256,656)	(161,254)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	28,963	(425,690)
Operating lease liabilities	(380,460)	-
Expense waiver - related party	96,070	(336,829)
Net cash provided by operating activities	1,661,495	875,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of assets	-	(1,205,000)
Cash paid for internally developed software	(217,990)	-
Purchase of property, plant and equipment-net of disposals	(559,274)	(50,165)
Sale of investments	4,121,742	3,230,891
Purchase of investments	(2,043,031)	(3,754,132)
Net cash provided by (used in) investing activities	1,301,447	(1,778,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property and equipment loans	385,728	-
Repayment of property and equipment loans	(96,659)	(108,898)
Net cash provided by (used in) financing activities	289,069	(108,898)

Effect of exchange rate change on cash, cash equivalents and restricted cash	78,780	(30,893)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,330,791	(1,042,399)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	6,495,251	7,537,650

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$9,826,042	$6,495,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$16,754	$29,493
Income taxes (refunded) paid	$(494,741)	$202,363

NON CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of building deposit from other current assets to property, plant and equipment, net	$178,276	-
Establishment of operating right-of-use assets through operating lease obligations	$1,150,916	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

●

Marygold & Co., ("Marygold") a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of June 30, 2020.

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

Principles of Consolidation

The accompanying consolidated financial statements, which are referred herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier, Original Sprout and with Marygold consolidated with Concierge.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and June 30, 2019, the Company had $9,786 and $2,075, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of June 30, 2020, and June 30, 2019, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 49% and 46% of the total Brigadier revenues for the years ended June 30, 2020 and June 30, 2019, respectively. The same customer accounted for approximately 40% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2020 as compared to 37% as of June 30, 2019. No other single customer accounted for a significant percentage of total sales or accounts receivable for the fiscal years ended June 30, 2020 or 2019.

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

For the year ended and balance sheet date of June 30, 2020, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 20% of Gourmet Foods sales revenues and 15% of Gourmet Foods accounts receivable as compared to 22% and 28% for the prior year ended June 30, 2019, respectively. The second largest in the grocery industry accounted for approximately 12% of Gourmet Foods sales revenues for the year ended June 30, 2020 as compared to 12% for the year ended June 30, 2019. This same group accounted for 26% of Gourmet Foods accounts receivable as of June 30, 2020 as compared to 19% as of June 30, 2019. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the year ended and balance sheet date of June 30, 2020, accounted for approximately 45% of Gourmet Foods’ gross sales revenues as compared to 43% for the year ended June 30, 2019. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the remaining balance of Gourmet Foods’ gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations with no one customer accounting for a significant portion of revenues or accounts receivable.

Concierge, through Original Sprout, has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had 1 significant customer for the year ended June 30, 2020 accounting for 10% of total revenues and 0% of accounts receivable whereas a different customer accounted for 10% of sales for the year ended June 30, 2019 and 24% of accounts receivable. Two other customers who were not significant in total annual sales accounted for 39% and 18% of total account receivables at June 30, 2020 and 0% at June 30, 2019.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated 12 month revenues and accounts receivable – related parties as of June 30, 2020 and June 30, 2019 as depicted below.

	Year ended June 30, 2020		Year ended June 30, 2019
	Revenue		Revenue
Fund
USO	$9,283,250	60%	$7,308,354	49%
USCI	1,645,952	11%	4,051,605	27%
UNG	2,244,479	15%	1,922,596	13%
All Others	2,285,380	14%	1,738,884	11%
Total	$15,459,061	100%	$15,021,439	100%

	June 30, 2020		June 30, 2019
	Accounts Receivable		Accounts Receivable
Fund
USO	$1,818,719	70%	$526,981	51%
BNO	265,143	10%	53,977	5%
USCI	82,790	3%	236,251	23%
UNG	193,218	7%	141,413	13%
All Others	251,047	10%	78,524	8%
Total	$2,610,917	100%	$1,037,146	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the years ended June 30, 2020 and 2019 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each fiscal year to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended June 30, 2020 and June 30, 2019, the expense for slow-moving or obsolete inventory was $0 and $10,317, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful life of the asset (see Note 5 to the Consolidated Financial Statements).

Category	Estimated Useful Life (in years)
Building	39
Plant and equipment:	5 to 10
Furniture and office equipment:	3 to 5
Vehicles	3 to 5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold to be launched during the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the year ended June 30, 2020 or for the year ended June 30, 2019.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the years ended June 30, 2020 and 2019.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the years ended June 30, 2020 or 2019.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Consolidated Statements of Operations, which for the year ended June 30, 2020 were approximately US$734,922 or 27% as compared to the year ended June 30, 2019 of approximately US$759,884, or approximately 21% of the total security system revenues. The reason for the decrease is related to the wage subsidy provided to Brigadier by the Canadian government that was recorded in other income, thus reducing net revenues resulting in support services gaining a larger than normal share of those revenues. These revenues for the year ended June 30, 2020 and 2019 accounted for approximately 3% of total consolidated revenues.  None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2020 and 2019 were $2.6 million and $2.9 million, respectively.

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

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries (Refer to Note 15 of the Consolidated Financial Statements).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the years ended June 30, 2020 and 2019 a determination was made that no adjustments were necessary.

Recent Accounting Pronouncements adopted during the year ended June 30, 2020

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $1,113,840 and $1,150,916 respectively, as of July 1, 2019. The ROU assets were recorded net of $37,076 in deferred rent adjustments that were previously recorded in accrued expenses and deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to retained earnings. Additionally, there was no impact on the Company’s consolidated statements of operations and comprehensive income or the statement of cash flows as a result of the adoption of Topic 842 for the year ended June 30, 2020.

Refer to Note 14 for additional disclosures over the Company’s leases.

A summary of the effects of the initial adoption of ASU 2016-02 and ASC 842 on July 1, 2019 are as follows:

ASC 842
Increase:
Assets	$1,113,840
Current portion operating lease liabilities	$370,697
Long-term operating lease liabilities	$780,219

Recent Accounting Pronouncements - Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate dilutes EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, including interim periods for those fiscal years. We are currently evaluating the impact of adoption this standard on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adoption this standard on the Company’s consolidated financial statements and related disclosures.

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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,773,401	37,390,524	$0.05
Effect of dilutive securities	-	-	-
Preferred stock Series B	-	1,060,640	-
Diluted income per share	$1,773,401	38,451,164	$0.05

	For the year ended June 30, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$261,849	32,588,418	$0.01
Effect of dilutive securities	-	-	-
Preferred stock Series B	-	5,709,741	-
Diluted income per share	$261,849	38,298,159	$0.01

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	June 30, 2020	June 30, 2019
Raw materials	$288,422	$208,284
Supplies and packing materials	174,636	188,035
Finished goods	711,545	612,343
Total inventories	$1,174,603	$1,008,662

NOTE 5.	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Plant and equipment	$1,553,939	$1,511,629
Furniture and office equipment	201,287	188,370
Land and buildings	559,362	-
Vehicles	370,397	332,672
Total property and equipment, gross	2,684,985	2,032,671
Accumulated depreciation	(1,487,793)	(1,275,657)
Total property and equipment, net	$1,197,192	$757,014

For the years ended June 30, 2020 and 2019, depreciation expense for property, plant and equipment totaled $265,398 and $366,812, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2020	June 30, 2019
Customer relationships	$700,252	$700,252
Brand name	1,142,122	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Internally developed software	217,990	-
Non-compete agreement	274,982	274,982
Total	3,593,860	3,375,870
Less : accumulated amortization	(1,052,575)	(716,147)
Net intangibles	$2,541,285	$2,659,723

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

	June 30, 2020	June 30, 2019
Customer relationships	$700,252	700,252
Less: accumulated amortization	(282,304)	(203,492)
Total customer relationships, net	417,948	496,760

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

	June 30, 2020	June 30, 2019
Brand name	$1,142,122	$1,142,122
Less: accumulated amortization	(169,406)	(129,084)
Total brand name, net	$972,716	$1,013,038

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

	June 30, 2020	June 30, 2019
Domain name	$36,913	$36,913
Less: accumulated amortization	(33,744)	(26,341)
Total brand name, net	$3,169	$10,572

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

	June 30, 2020	June 30, 2019
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(401,366)	(246,622)
Total recipes and formulas, net	$820,235	$974,979

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

	June 30, 2020	June 30, 2019
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(165,755)	(110,608)
Total non-compete agreement, net	$109,227	$164,374

INTERNALLY DEVELOPED SOFTWARE

During the first few months of 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of June 30, 2020, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of June 30, 2020, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the years ended June 30, 2020 and June 30, 2019 was $336,428 and $335,508, respectively.

Estimated amortization expenses of intangible assets for the next five twelve-month periods ending June 30, are as follows:

Years Ending June 30,	Expense
2021	$325,862
2022	306,809
2023	286,507
2024	268,809
2025	253,545
Thereafter	1,099,753
Total	$2,541,285

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $603,944 as of June 30, 2020 and $546,105 as of June 30, 2019 are comprised of various components as listed below.

	As of June 30, 2020	As of June 30, 2019
Prepaid expenses	$394,473	$462,215
Other current assets	209,471	83,890
Total	$603,944	$546,105

Investments

Wainwright, from time to time, provides initial investment in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Operations. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of June 30, 2020 and 2019, there were no investments in its ETP funds or investments requiring equity method investment accounting. As of June 30, 2020 and 2019, investments were approximately $1.8 million and $3.8 million, respectively.

Investments measured at estimated fair value consist of the following as of  June 30, 2020 and June 30, 2019:

	As of June 30, 2020
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$1,044,446	$5,161	$-	$1,049,607
Other short term investments	770,094	-	-	770,094
Other equities	1,421	-	(606)	815
Total short-term investments	$1,815,961	$5,161	$(606)	$1,820,516

	As of June 30, 2019
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$3,005,182	$-	$-	$3,005,182
Other short term investments	749,988	-	(739)	749,249
Other equities	3,421	-	(1,256)	2,165
Total short-term investments	$3,758,591	$-	$(1,995)	$3,756,596

The following tables summarize the valuation of the Company’s securities at June 30, 2020 and June 30, 2019 using the fair value hierarchy:

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$1,049,607	$1,049,607	$-	$-
Other short term investments	770,094	770,094	-	-
Other equities	815	815	-	-
Total	$1,820,516	$1,820,516	$-	$-

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$3,005,182	$3,005,182	$-	$-
Other short term investments	749,249	749,249	-	-
Other equities	2,165	2,165	-	-
Total	$3,756,596	$3,756,596	$-	$-

During the years ended June 30, 2020 and 2019, there were no transfers between Level 1 and Level 2.

Restricted Cash

At June 30, 2020 and 2019, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$12,854 and US$13,436, respectively after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $523,607 at June 30, 2020 and June 30, 2019, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)

$500,000 as of June 30, 2020 and June 30, 2019 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the years ended June 30, 2020 and June 30, 2019;

(ii)	and $23,607 as of June 30, 2020 and June 30, 2019 representing deposits and prepayments of rent.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for June 30, 2020 and 2019 were $915,790 and $915,790, respectively.

Goodwill is comprised of the following amounts:

	As of June 30, 2020	As of June 30, 2019

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	147,628	147,628
Goodwill - Brigadier	351,345	351,345
Total	$915,790	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the year ended June 30, 2020 or June 30, 2019.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2020	June 30, 2019
Accounts payable	$1,363,672	$1,720,902
Accrued interest	105,315	117,555
Taxes payable	60,539	181,563
Deferred rent	-	37,076
Accrued payroll, vacation and bonus payable	895,803	345,520
Accrued operating expenses	418,287	464,465
Total	$2,843,616	$2,867,081

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2020	June 30, 2019
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the years ended June 30, 2020 and 2019 was $24,347 and $24,280, respectively. Total accrued interest due related parties was $105,315 and $80,969 as of June 30, 2020 and 2019, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $15.4 million and $15.0 million for the years ended June 30, 2020 and 2019, respectively, were earned from these related parties. Accounts receivable, totaling $2.6 million and $1.0 million as of June 30, 2020 and June 30, 2019, respectively, were owed from these related parties. Fund expense waivers, totaling $0.6 million and $0.3 million and fund expense limitation amounts, totaling $0.1 million and $0.2 million, for the years ended June 30, 2020 and 2019, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.4 million and $0.3 million as of June 30, 2020 and June 30, 2019, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 14 to the Consolidated Financial Statements.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of June 30, 2020, Brigadier had an outstanding principal balance of CD$507,732 (approx. US$373,041 translated as of June 30, 2020) related to the purchase of their Saskatoon office land and building. The Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019 reflect the amount of the principal balance which is due within twelve months as a current liability of US$13,196 and a long term liability of US$359,845. As of June 30, 2019, the loan liability consisted of principal balances outstanding for vehicle purchases. The principal amounts under the loans which were due within twelve months were recorded in short term liabilities as US$26,241, and after twelve months as US$61,057. These loans were paid in full as of June 30, 2020, whereas there was no liability for the loan related to the property purchase as of June 30, 2019. Total interest on vehicle loans for the year ended June 30, 2020 was US$753, as compared to the year ended June 30, 2019 of US$5,197. Interest on the mortgage loan for the year ended June 30, 2020 was US$15,986, with no mortgage interest being due prior to July 1, 2019.

NOTE 12.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Voting, Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remain 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of June 30, 2020.

Shares Issued for Services

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provided for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company released a portion of the shares each month. For the year ended June 30, 2020, the Company incurred an expense of $152,075 attributed to the release of shares due to performance under the engagement and $175 recorded in the par value of common stock issued.

Accumulated Other Comprehensive Income (Loss)

The following table presents activity for the years ending June 30, 2020 and June 30, 2019:

Balance as of June 30, 2018	$148,808
Foreign currency translation (loss)	(44,516)
Change in short-term investment valuation due to reclassification to earnings	(279,951)
Balance as of June 30, 2019	(175,659)
Foreign currency translation gain	30,915
Balance as of June 30, 2020	$(144,744)

NOTE 13.	INCOME TAXES

The following table summarizes income before income taxes:

	Years Ended June 30,
	2020	2019
U.S.	$1,981,773	$414,961
Foreign	354,590	193,902
Income before income taxes	$2,336,363	$608,863

Income Tax Provision

Provision for income tax as listed on the Consolidated Statements of Operations for the years ended June 30, 2020 and 2019 are $562,962 and $347,014, respectively.

Provision for taxes consisted of the following:

	Years Ended June 30,
	2020	2019
U.S. operations	$425,639	$183,025
Foreign operations	137,323	163,989
Total	$562,962	$347,014

Provisions for income tax consisted of the following as of the years ended:

For the year ended:	June 30, 2020	June 30, 2019

Current:
Federal	$274,229	$149,239
States	64,861	36,183
Foreign	179,709	188,009
Total current	518,799	373,431
Deferred:
Federal	94,273	(10,572)
States	(7,723)	8,175
Foreign	(42,387)	(24,020)
Total deferred	44,163	(26,417)
Total	$562,962	$347,014

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2020 and 2019 are presented below:

For the year ended:	June 30, 2020	June 30, 2019

Deferred tax assets:
Property and equipment and intangible assets - U.S.	$529,694	$619,483
Net operating loss	-	3,299
Capital loss carryover	-	167
Accruals, reserves and other - foreign	16,136	5,674
Accruals, reserves and other - U.S.	229,568	233,646
Leasing asset	125,480	-
Gross deferred tax assets	900,878	862,269
Less valuation allowance	-	(2,573)
Total deferred tax assets	$900,878	$859,696

Deferred tax liabilities:
Intangible assets - foreign	$(144,653)	(176,578)
Leasing liabilities	(117,270)	-
Total deferred tax liabilities	$(261,923)	$(176,578)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.  At present, the Company does believe that it is more likely than not that the deferred tax assets will be realized. Therefore, the valuation allowance was released as of the beginning of the year ended June 30, 2020. The valuation allowance decreased by $2,573 during the year ended June 30, 2020 and decreased by $9,811 during the year ended June 30, 2019.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The Company has evaluated the provisions of the CARES Act and determined that it did not result in a significant impact on the Company’s tax provision.

Income tax expense (benefit) for the years ended June 30, 2020 and June 30, 2019 differed from the amounts computed by applying the statutory federal income tax rate of 21.00% to pretax income (loss) as a result of the following:

For the year ended:	June 30, 2020	June 30, 2019

Federal tax expense (benefit) at statutory rate	$490,638	$127,861
State income taxes	43,517	36,760
Permanent differences	26,724	112,814
Foreign tax credit	(58,203)	(43,930)
Change in valuation allowance	(2,573)	(9,761)
Foreign rate differential	62,859	123,270
Total tax expense	$562,962	$347,014

For the year ended:	June 30, 2020	June 30, 2019

Federal tax expense (benefit) at statutory rate	21.00%	21.00%
State income taxes	1.86%	6.04%
Permanent differences	1.15%	18.52%
Foreign rate differential	2.69%	20.25%
Foreign tax credit	(2.49)%	(7.22)%
Change in valuation allowance	(0.11)%	(1.60)%
Total tax expense	24.10%	56.99%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which includes interest and penalties, for the years ended June 30, 2020 and 2019 are as follows:

Balance at June 30, 2019	$277,140
Additions based on tax positions taken during a prior period	12,597
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	-
Reductions based on tax positions taken during the current period	-
Reductions related to settlement of tax matters	-
Reductions related to a lapse of applicable statute of limitations	-
Balance at June 30, 2020	$289,737

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2016 through 2019 as of year ended June 30, 2020. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.  There were no ongoing examinations by taxing authorities as of June 30, 2020.

The Company had $251,946 of unrecognized tax benefits as of June 30, 2020 and 2019 that if recognized would affect the effective tax rate.  The Company does not anticipate a significant change to its unrecognized tax benefits in the year ending June 30, 2020

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2020, and June 30, 2019, the Company accrued and recognized as a liability $37,792 and $25,194, respectively, of interest and penalties related to uncertain tax positions.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses, and long-term operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets nor operating lease liabilities. Leases with an initial term of 12 months or less, and certain office equipment leases which are deemed insignificant, are not recorded on the balance sheet and expensed as incurred and included within rent expense under general and administrative expense. Lease expense is recognized on a straight-line basis over the expected lease term.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$8,269 (GST not included) translated to U.S. currency as of June 30, 2020. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,423 translated to U.S. currency as of June 30, 2020. Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $8,277. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For years ended June 30, 2020 and 2019, the combined lease payments of the Company and its subsidiaries totaled $407,042 and $413,429, respectively, and recorded under general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2020 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $733,917, recorded net of $37,213 in deferred rent, and $770,457 in total Operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2021	$352,825
2022	232,262
2023	203,786
2024	108,018
Total minimum lease payments	896,891
Less: Present value discount	(126,434)
Total operating lease liabilities	$770,457

The weighted average remaining lease term for the Company's operating leases was 4.15 years as of  June 30, 2020 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$70,696) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$12,854) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts. As of June 30, 2020 and June 30, 2019 the expense waiver payable was $0.4 million and $0.3 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods.

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

As Marygold builds out its application it enters into agreements with various service providers. As of June 30, 2020 Marygold had future payment commitments with its primary service vendors totaling $747,000 including $147,000 due in 2021 and approximately $300,000 due in 2022 and 2023, respectively.

Litigation

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. Currently, the legal proceedings pending against the Company are summarized in Item 3 herein. As of June 30, 2020 and 2019 the Company has not accrued any liabilities for legal loss contingencies.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $153 thousand and $95 thousand for each of the years ended June 30, 2020 and 2019, respectively.

NOTE 15.	SEGMENT REPORTING

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

The following table presents a summary of identifiable assets as of June 30, 2020 and June 30, 2019:

	As of June 30, 2020	As of June 30, 2019

Identifiable assets:
Corporate headquarters	$3,024,690	$2,730,805
U.S.A. : fund management	12,834,581	10,878,549
U.S.A. : beauty products	3,611,471	3,780,278
New Zealand: food industry	2,606,256	1,838,800
Canada: security systems	2,347,327	2,025,176
Consolidated	$24,424,325	$21,253,608

The following table presents a summary of operating information for the years ended June 30, 2020 and June 30, 2019:

	Year Ended June 30, 2020	Year Ended June 30, 2019
Revenues:
U.S.A. : beauty products	$3,883,953	$3,621,246
U.S.A. : investment fund management	15,459,061	15,021,439
New Zealand : food industry	4,745,821	4,747,358
Canada : security systems	2,660,153	3,558,580
Consolidated	$26,748,988	$26,948,623

Net income (loss):
Corporate headquarters	$(1,913,413)	$(1,223,930)
U.S.A. : beauty products	215,620	406,963
U.S.A. : investment fund management	2,850,451	687,755
New Zealand : food industry	326,448	(13,326)
Canada : security systems	294,295	404,387
Consolidated	$1,773,401	$261,849

The following table presents a summary of net capital expenditures for the year ended June 30:

	2020	2019
Capital expenditures:
U.S.A. : corporate headquarters	$2,786	$-
U.S.A. : beauty products	6,242	5,501
U.S.A.: investment fund management	-	-
New Zealand: food industry	133,975	48,856
Canada: security systems	416,271	(4,192)
Consolidated	$559,274	$50,165

The following table represents property, plant and equipment in use at each of the Company's locations as of June 30:

	2020	2019
Asset location:
U.S.A. : corporate headquarters	$17,091	$14,305
U.S.A. : beauty products	16,987	10,745
U.S.A.: investment fund management	-	-
New Zealand: food industry	1,721,195	1,659,186
Canada: security systems	929,712	348,435
Total all locations	2,684,985	2,032,671
Less accumulated depreciation	(1,487,793)	(1,275,657)
Net property, plant and equipment	$1,197,192	$757,014

NOTE 16.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On July 1, 2020, our wholly owned subsidiary in New Zealand, Gourmet Foods, acquired Printstock Products Ltd., a printer of food wrappers based in Napier, New Zealand. The primary reason for the acquisition was to diversify our portfolio of operating companies and to improve profitability through vertical integration of the supply chain with Gourmet Foods, as Printstock Products provides a significant amount of packaging used by Gourmet Foods. The purchase price was NZ$1.9M (approximately US$1.2 million), to be paid in cash in staged payments. As of June 30, 2020 the other current assets of the Company as listed on the Consolidated Balance Sheets included NZ$190,000 (approximately US$122,111) a non-refundable deposit against the purchase price. This amount was remitted to the sellers of Printstock in connection with the purchase price consideration paid on July 1, 2020, which totaled NZ$1.5 million, or approximately US$964,035. Concierge entered into a loan agreement to fund Gourmet Foods up to NZ$1.1M (approximately US$707,000) to be used for the acquisition and on-boarding of Printstock. As of September 28, 2020, Concierge has advanced Gourmet Foods approximately US$450,000. The final payment of NZ$400,000 is due on September 30, 2020, subject to adjustment depending on collection of acquired accounts receivable, undisclosed liabilities and other such criteria that may have affected the value of the assets acquired. As of September 28, 2020, management is continuing to evaluate the fair market value of the acquired fixed assets as well awaiting final determination of the assumed receivables and liabilities that will affect the final purchase price. As a result, the Company has not yet completed its purchase price allocation or the resulting calculations necessary to present pro forma financial information. These items will be included in subsequent periodic filings when the accounting for the acquisition is complete.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2020 which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2020, and a description of the business experience of each.

Person	Age	Offices	Office Held Since	Term of Office
Scott Schoenberger	54	Director	2015	2020
Nicholas D. Gerber	58	Chief Executive Officer / Chairman and Director	2015	2020
David W. Neibert	65	Chief Operations Officer and Secretary	2002	2020
Matt Gonzalez	56	Director	2013	2020
Stuart P. Crumbaugh	57	Chief Financial Officer	2017	2020
Kathryn D. Rooney	48	Director / Chief Communications Officer	2017	2020
Derek Mullins	46	Director	2017	2020
Kelly J. Anderson	52	Director	2019	2020
Joya Delgado Harris	47	Director	2017	2020
Erin Grogan	46	Director	2017	2020

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

Involvement in certain legal proceedings. During the past five years, none of the directors has been involved in any of the following events other than the items discussed in Item 3, Legal Proceedings:

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

●

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●

Other than Nicholas Gerber, through his involvement as a director of United Sates Commodity Funds LLC which is the commodity pool operator and general partner or sponsor of 8 commodity based exchange traded products that are registered under Section 12 of the Exchange Act, and as a director of USCF ETF Trust, a registered investment company under the Investment Company Act of 1940, which currently has two exchange traded funds and is advised by USCF Advisers LLC, a registered investment adviser, acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our executive officers for the fiscal years ended June 30, 2020 and 2019. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus($)	Stock Awards ($)	OptionAwards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David W. Neibert	2019	200,000	25,000	Nil	Nil	Nil	Nil	Nil	225,000
Chief Operations Officer(1)	2020	250,000	Nil	Nil	Nil	Nil	Nil	Nil	250,000
Nicholas D. Gerber(2)	2019	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Chief Executive Officer	2020	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
John P. Love (3)	2019	450,000	37,500	Nil	Nil	Nil	Nil	Nil	487,500
Chief Executive Officer - USCF	2020	450,000	Nil	Nil	Nil	Nil	Nil	Nil	450,000
Stuart P. Crumbaugh (4)	2019	286,000	46,000	Nil	Nil	Nil	Nil	Nil	314,600
Chief Financial Officer	2020	294,222	Nil	Nil	Nil	Nil	Nil	Nil	294,222

(1) USCF pays Mr. Gerber a salary of $400,000.

(2) USCF pays Mr. Love a salary of $450,000 per year.

(3) USCF pays Mr. Crumbaugh a salary of $294,580 per year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year.

Compensation of Directors

The following compensation was paid to our directors for their services as directors for the fiscal year ended June 30, 2020. Only our independent directors receive compensation. Independent directors receive an annual retainer, paid quarterly, plus reimbursement for approved Board meeting travel and related out-of-pocket expenses.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David W. Neibert	0	0	0	0	0	0	0
Nicholas D. Gerber	0	0	0	0	0	0	0
Scott Schoenberger	0	0	0	0	0	0	0
Matt Gonzalez	10,000	0	0	0	0	0	10,000
Erin Grogan	10,000	0	0	0	0	0	10,000
Kathryn D. Rooney	0	0	0	0	0	0	0
Derek Mullins	10,000	0	0	0	0	0	10,000
Kelly J. Anderson	10,000	0	0	0	0	0	10,000
Joya Delgado Harris	10,000	0	0	0	0	0	10,000

Stock Options.

During the last two fiscal years, our officers and directors have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 25, 2020, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of the Company’s common stock by (1) each director of the Company, (2) the named Executive Officers of the Company, (3) each person or group of persons known by the Company to be the beneficial owner of greater than 5% of the Company’s outstanding common stock, and (4) all directors and officers of the Company as a group:

Name and Address of Beneficial Owner	Amount Owned		Percent of Class (5)
Gonzalez & Kim 1202 Puerta Del Sol San Clemente CA 92673	233,400	(1)	0.61%
Nicholas D. Gerber 1202 Puerta Del Sol San Clemente CA 92673	18,130,015	(2)	47.12%
David W. Neibert 1202 Puerta Del Sol San Clemente CA 92673	36,248	(3)	0.09%
Scott Schoenberger 1202 Puerta Del Sol San Clemente CA 92673	4,697,993	(4)	12.21%
Kathryn D. Rooney 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Derek Mullins 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Erin Grogan 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Kelly J. Anderson 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Joya Harris 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Stuart P. Crumbaugh 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Officers and Directors as a Group	23,097,656	(5)	60.03%
Eliot and Sheila Gerber	3,543,603		9.21%
Gerber Family Trust	5,623,543		14.62%

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

(5)

The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act which percentages are calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1). The percentage of common stock outstanding is as of September 25, 2020, and based upon 37,412,519 shares of common outstanding and 53,032 shares of Series B Preferred Stock, giving effect to the conversion of all Series B Preferred Stock at a ratio of 20:1, for a total issued and outstanding amount of 38,473,159 shares.

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

Fiscal Year ended June 30, 2020	$361,340
Fiscal Year ended June 30, 2019	$342,597

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2020	$900
Fiscal Year ended June 30, 2019	$ nil

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2020	$132,326
Fiscal Year ended June 30, 2019	$158,477

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2020	$ nil
Fiscal Year ended June 30, 2019	$ nil

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

2.4	Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[11]
2.5	Termination of Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.[12]

3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[1]
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[7]
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017.[7]
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.[2]
10.3	Convertible Promissory Note, dated January 27, 2016, by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc.[4]
10.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017, by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.[8]
10.1(14)	Form of Agreement for Sale and Purchase, dated March 11, 2020, of Shares and Current Account Graham Eric Eagle, Linda Janice Eagle, and Stephen Peter Lunn as Trustees of the GE and LJ Eagle Family Trust as to 266,850 shares, and Graham Eric Eagle of Napier, Company Director, as to 29,650 shares.[14]
14.1(1)	Code of Business Conduct and Ethics[10]
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc.[9]
21.1(1)	Concierge Technologies, Inc. - Subsidiary List(1)13
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

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

13Concierge Technologies, Inc. - Subsidiary List.

14Previously filed with Current Report on Form 80K filed on March 16, 2020 and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: September 28, 2020	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28,2020	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 28,2020	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 28, 2020	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 28, 2020	/s/ Derek Mullins
Derek Mullins, Director

Date: September 28, 2020	/s/ Kathryn D. Rooney
Kathryn D. Rooney, Director

Date: September 28, 2020	/s/ Erin Grogan
Erin Grogan, Director

Date: September 28, 2020	/s/ Kelly J. Anderson
Kelly J. Anderson, Director

Date: September 28, 2020	/s/ Joya Delgado Harris
Joya Delgado Harris, Director