Form 10-Q
period 2020-09-30
CONCIERGE TECHNOLOGIES INC
filed 2020-11-16
CIK 1005101

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

CONCIERGE TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability; and the impact of the COVID-19 pandemic thereon;

•	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs; and the impact of the COVID-19 pandemic thereon;
•

our operating subsidiaries' ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;

•	the evolution of technologies affecting our operating subsidiaries' products and markets;
•	our operating subsidiaries' ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
•	our operating subsidiaries' ability to successfully penetrate enterprise markets; and the impact of the COVID-19 pandemic thereon;
•	our operating subsidiaries' ability to successfully expand in our existing markets and into new markets, including international markets; and the impact of the COVID-19 pandemic thereon;
•	the attraction and retention of key personnel;
•	our ability to effectively manage our growth and future expenses;
•	worldwide economic conditions, including the economic disruption imposed by the COVID-19 pandemic, and their impact on spending; and
•	and our operating subsidiaries' ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020 and this Quarterly Report on Form 10-Q. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	June 30, 2020
		(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,894,384	$9,813,188
Accounts receivable, net	1,324,982	717,841
Accounts receivable - related parties	2,177,807	2,610,917
Inventories	1,849,104	1,174,603
Prepaid income tax and tax receivable	-	857,793
Investments	1,824,278	1,820,516
Other current assets	355,619	603,944
Total current assets	20,426,174	17,598,802

Restricted cash	13,201	12,854
Property and equipment, net	1,577,327	1,197,192
Operating lease right-of-use asset	816,328	733,917
Goodwill	1,043,473	915,790
Intangible assets, net	2,590,242	2,541,285
Deferred tax assets, net	900,877	900,878
Other assets, long - term	523,607	523,607
Total assets	$27,891,229	$24,424,325

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,281,329	$2,843,616
Expense waivers – related parties	728,545	421,892
Current portion operating lease liabilities	449,211	323,395
Purchase price payable	277,577	-
Notes payable - related parties	3,500	3,500
Loans - property and equipment, current portion	13,558	13,196
Total current liabilities	4,753,720	3,605,599

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Loans - property and equipment, net of current portion	362,497	359,845
Long-term operating lease liabilities, net of current portion	402,984	447,062
Deferred tax liabilities	329,984	261,923
Total long-term liabilities	1,695,465	1,668,830
Total liabilities	6,449,185	5,274,429

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 53,032 issued and outstanding at September 30, 2020 and at June 30, 2020	53	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,412,519 shares issued and outstanding at September 30, 2020 and at June 30, 2020	37,412	37,412
Additional paid-in capital	9,330,913	9,330,913
Accumulated other comprehensive loss	(72,030)	(144,744)
Retained earnings	12,145,696	9,926,262
Total stockholders' equity	21,442,044	19,149,896
Total liabilities and stockholders' equity	$27,891,229	$24,424,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Net revenue
Fund management - related party	$7,036,301	$3,040,569
Food products	2,057,369	1,250,331
Security systems	678,643	773,277
Beauty products and other	972,744	963,673
Net revenue	10,745,057	6,027,850

Cost of revenue	2,399,151	1,769,393

Gross profit	8,345,906	4,258,457

Operating expense
General and administrative expense	1,911,045	1,117,149
Fund operations	902,841	809,836
Marketing and advertising	801,092	577,876
Depreciation and amortization	166,071	149,663
Salaries and compensation	1,696,244	1,543,022
Total operating expenses	5,477,293	4,197,546

Income from operations	2,868,613	60,911

Other income (expense)
Other income, net	118,625	8,436
Interest and dividend income	8,604	25,847
Interest expense	(10,083)	(11,005)
Total other income, net	117,146	23,278

Income before income taxes	2,985,759	84,189

Provision of income taxes	(766,325)	(29,297)

Net income	$2,219,434	$54,892

Weighted average shares of common stock
Basic	37,412,519	37,325,019
Diluted	38,473,159	38,385,659

Net income per common share
Basic	$0.06	$0.00
Diluted	$0.06	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Net income	$2,219,434	$54,892

Other comprehensive income:
Foreign currency translation gain	72,714	33,949
Comprehensive income	$2,292,148	$88,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTH PERIODs ENDING September 30, 2020 and September 30, 2019
(UNAUDITED)

Period Ending September 30, 2020	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(144,744)	$9,926,262	$19,149,896
Gain on currency translation	-	-	-	-	-	72,714	-	72,714
Net income	-	-	-	-	-	-	2,219,434	2,219,434
Balance at September 30, 2020	$53,032	$53	$37,412,519	$37,412	$9,330,913	$(72,030)	$12,145,696	$21,442,044

Period Ending September 30, 2019	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(175,659)	$8,152,861	17,193,330
Gain on currency translation	-	-	-	-	-	33,949	-	33,949
Common stock issued for services	-	-	175,000	175	-			175
Common stock issued for services - earned (1)					37,366			37,366
Net income	-	-	-	-	-	-	54,892	54,892
Balance at September 30, 2019	53,032	$53	37,412,519	$37,412	$9,216,204	$(141,710)	$8,207,753	17,319,712

The accompanying notes are an integral part of these consolidated financial statements.

(1)  See Shares Issued for Services contained in Note 12

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Month Period Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,219,434	$54,892
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	166,071	149,663
Stock based vendor compensation	-	37,541
Bad debt expense	13,749	-
Unrealized gain on investments	(1,067)	(94)
Gain on disposal of equipment	(2,100)	-
Operating lease right-of-use asset - non-cash lease cost	128,320	108,835

Decrease (increase) in current assets:
Accounts receivable	(205,324)	39,506
Accounts receivable - related party	433,110	48,377
Prepaid income taxes and tax receivable	859,118	540,808
Inventories	(137,859)	(67,549)
Other current assets	134,208	280,145
Decrease (increase) in current liabilities:
Accounts payable and accrued expenses	(179,660)	(302,275)
Operating lease liabilities	(129,324)	(108,431)
Deferred taxes	-	-
Expense waivers - related party	306,653	(112,726)
Net cash provided by operating activities	3,605,329	668,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business	(723,150)	-
Purchase of real estate and equipment – net of disposal	(5,657)	(645,817)
Purchase of investments	(2,694)	(18,245)
Net cash (used in) provided by investing activities	(731,501)	(664,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans - real estate, property and equipment	-	393,353
Repayment of property and equipment loans	(3,282)	(87,298)
Net cash provided by (used in) financing activities	(3,282)	306,055

Effect of exchange rate change on cash and cash equivalents	210,997	110,744

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,081,543	421,429

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	9,826,042	6,495,251

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$12,907,585	$6,916,680

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$3,963	4,885
Income taxes (refunded) paid	$(238,458)	$159,363
Non-cash financing and investing activities:
Reclassification of acquisition deposit	$122,111	-
Purchase price payable	$277,577	-
Acquisition of operating right-of-use assets through operating lease obligations	$-	1,150,916

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

●

Gourmet Foods, Ltd. (“Gourmet Foods”), a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale. Their subsidiary company, Printstock Products Limited ("Printstock") is a printer of specialty wrappers for the food industry.

●

Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems under the name Brigadier Security Systems and Elite Security.

●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

●	Marygold & Co., ("Marygold") a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of September 2020 and estimated to launch by December 2020. Through September 30, 2020, limited expenditures have been incurred on this venture.

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2020 and filed with the U.S. Securities and Exchange Commission on September 28, 2020.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. The Company does not currently maintain an allowance for doubtful accounts as it believes all accounts are collectible. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and June 30, 2020, the Company had $23,466 and $9,876, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of September 30, 2020 and June 30, 2020, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold & Co., as a newly formed entity, had no revenues and no significant transactions for the three months ended September 30, 2020. Any transactions that did occur were combined with those of Concierge.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 49% and 52% of the total Brigadier revenues for the three months ended September 30, 2020 and 2019, respectively. The same customer accounted for approximately 31% and 40% of Brigadier's accounts receivable as of the balance sheet dates of September 30, 2020 and June 30, 2020, respectively. A second customer accounted for 13% of total sales and 26% of accounts receivable for the period ended September 30, 2020 while not being significant for the period ended September 30, 2019 or for accounts receivable as of June 30, 2020.

Concierge, through Gourmet Foods, and now with the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three months ended September 30, 2020, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 20% of manufacturing sales revenues as compared to 21% for the three months ended September 30, 2019. This customer accounted for 33% of the baking accounts receivable at September 30, 2020 as compared to 15% as of June 30, 2020. The second largest in the grocery industry accounted for approximately 12% and 14% of baking sales revenues for the three months ended September 30, 2020 and 2019, respectively. This same group accounted for 20% of baking accounts receivable as of September 30, 2020 as compared to 26% as of June 30, 2020. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three months ended September 30, 2020 and 2019 accounted for approximately 46% and 43%, respectively, of baking gross sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of baking gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations.

The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 36% of the printing sector revenues for the three month period ending September 30, 2020 and 39% of the printing sector accounts receivable. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the three months ended September 30, 2020. There was no printing sector of Gourmet Foods in prior periods for comparison. With respect to consolidated risk, the largest customers of Gourmet Foods' accounted for 28%, 14% and 12% of Gourmet Foods' consolidated gross revenues for the three months ended September 30, 2020. These same customers accounted for 26%, 12% and 8% of Gourmet Foods' consolidated accounts receivable as of September 30, 2020.

Concierge, through Original Sprout, is not dependent upon any one customer or group of customers on an annualized basis, though due to timing of deliveries a customer may account for a significant portion of our gross revenues during any particular period. For the three months ended September 30, 2020, no customer accounted for a significant portion of our total revenues as compared to one customer accounting for 15% of total revenues for the three months ended September 30, 2019. These customers did not account for any significant portion of our accounts receivable as of September 30, 2020 or as of June 30, 2020, however two different customers who did not account for a significant portion of our revenues did account for 39% and 18% of our accounts receivable as of June 30, 2020, but not as of September 30, 2020. Original Sprout is partially dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three month revenues as of  September 30, 2020 and September 30, 2019 along with the accounts receivable at September 30, 2020 as compared with June 30, 2020 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2020		September 30, 2019
	Revenue		Revenue
Fund
USO	$4,893,532	69%	$1,550,198	51%
BNO	758,726	11%	$163,831	5%
UNG	551,554	8%	459,462	15%
USCI	250,264	4%	621,049	20%
All Others	582,225	8%	246,029	9%
Total	$7,036,301	100%	$3,040,569	100%

	As of September 30, 2020		As of June 30, 2020
	Accounts Receivable		Accounts Receivable
Fund
USO	$1,535,482	70%	$1,818,719	70%
BNO	$231,291	11%	$265,143	10%
UNG	165,014	8%	193,218	7%
USCI	72,334	3%	82,790	3%
All Others	173,686	8%	251,047	10%
Total	$2,177,807	100%	$2,610,917	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the three months ended September 30, 2020 and 2019 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each reporting period to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three months ended September 30, 2020 and 2019, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

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

Category	Estimated Useful Life (in years)
Building	39
Plant and equipment:	5 to 10
Furniture and office equipment	3 to 5
Vehicles	3 to 5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the  business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three months ended September 30, 2020 or year ended June 30, 2020.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the three months ended September 30, 2020 or year ended June 30, 2020.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three months ended September 30, 2020 or year ended June 30, 2020.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Condensed Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three months ended September 30, 2020 were approximately US$180,999, or approximately 27% of the total security system revenues. These revenues for the three months ended September 30, 2020 account for approximately 2% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of Income.

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended September 30, 2020 and 2019 were $801 thousand and $578 thousand, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the three months ended September 30, 2020 and 2019 a determination was made that no adjustments were necessary

Recent Accounting Pronouncements Adopted

The Company has reviewed new accounting pronouncements issued between September 28, 2020, the filing date of our most recent prior Annual Report on Form 10-K, and the filing date of this Quarterly Report on Form 10-Q, and has determined that no new pronouncements, apart from Topic 842 described below, issued are relevant to the Company, and/or have, or will have, a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $1,113,840 and $1,150,916 respectively, as of July 1, 2019. The ROU assets were recorded net of $37,076 in deferred rent adjustments that were previously recorded in accrued expenses and deferred rent on the Consolidated Balance Sheets as of June 30, 2020. The adoption of this standard did not result in any cumulative-effect adjustments to retained earnings. Additionally, there was no impact on the Company’s unaudited condensed consolidated statements of income and comprehensive income or the unaudited statement of cash flows as a result of the adoption of Topic 842 for the three months ended September 30, 2020.

Refer to Note 15 for additional disclosures over the Company’s leases.

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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended September 30, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$2,219,434	37,412,519	$0.06
Effect of dilutive securities
Preferred stock Series B	-	1,060,640	-
Diluted income per share	$2,219,434	38,473,159	$0.06

	For the Three Months Ended September 30, 2019
	Net Income	Shares	Per Share
Basic income per share:
Net income	$54,892	37,325,019	$0.00
Effect of dilutive securities
Preferred stock Series B	-	1,060,640	-
Diluted income per share	$54,892	38,385,659	$0.00

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	September 30,	June 30,
	2020	2020
Raw materials	$849,466	$288,422
Supplies and packing materials	157,203	174,636
Finished goods	842,435	711,545
Total inventories	$1,849,104	$1,174,603

NOTE 5.	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

	September 30,	June 30,
	2020	2020
Plant and equipment	$2,011,964	$1,553,939
Furniture and office equipment	198,237	201,287
Vehicles	568,802	370,397
Land and building	384,186	559,362
Total property, plant and equipment, gross	3,163,189	2,684,985
Accumulated depreciation	(1,585,862)	(1,487,793)
Total property, plant and equipment, net	$1,577,327	$1,197,192

For the three months ended September 30, 2020 depreciation expense for property, plant and equipment totaled $80,062, as compared to $65,096 for the three months ended September 30, 2019.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	September 30,	June 30,
	2020	2020
Customer relationships	$777,375	$700,252
Brand name	1,199,964	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	3,728,825	3,593,860
Less : accumulated amortization	(1,138,583)	(1,052,575)
Net intangibles	$2,590,242	$2,541,285

CUSTOMER RELATIONSHIPS

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired customer relationships was estimated to be $434,099 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired customer relationships was determined to be $200,000 and is amortized over the remaining useful life of 7 years. On July 1, 2020, our wholly-owned subsidiary, Gourmet Foods, acquired Printstock Products Limited. The fair value of the acquired customer relationships was estimated to be $77,123 and is amortized over a useful life of 9 years.

	September 30,	June 30,
	2020	2020
Customer relationships	$777,375	700,252
Less: accumulated amortization	(304,275)	(282,304)
Total customer relationships, net	$473,100	417,948

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will forever be associated with the product offering unless and until such time in the future as the Company may elect to discontinue the use of the brand and move towards establishment of an alternative product offering. On July 1, 2020, our wholly-owned subsidiary, Gourmet Foods, acquired Printstock Products Limited. The fair value of the brand name was determined to be $57,842 and, like that of Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment of the brand names "Original Sprout" and "Printstock" at each reporting interval with no amortization recognized.

	September 30,	June 30,
	2020	2020
Brand name	$1,199,964	$1,142,122
Less: accumulated amortization	(179,542)	(169,406)
Total brand name, net	$1,020,422	$972,716

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

	September 30,	June 30,
	2020	2020
Domain name	$36,913	$36,913
Less: accumulated amortization	(35,604)	(33,744)
Total brand name, net	$1,309	$3,169

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

	September 30,	June 30,
	2020	2020
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(439,545)	(401,366)
Total recipes and formulas, net	$782,056	$820,235

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

	September 30,	June 30,
	2020	2020
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(179,617)	(165,755)
Total non-compete agreement, net	$95,365	$109,227

INTERNALLY DEVELOPED SOFTWARE

During the quarter ended March 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of September 30, 2020, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of September 30, 2020, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three months ended September 30, 2020 and 2029 was $86,009 and $84,567, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2021	$248,510
2022	315,378
2023	295,077
2024	277,378
2025	262,114
Thereafter	1,191,785
Total	$2,590,242

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $355,619 as of September 30, 2020 and $603,944 as of June 30, 2020 are comprised of various components as listed below.

	As of September 30, 2020	As of June 30, 2020
Deposits and prepaid expenses	$258,887	$394,473
Other current assets	96,732	209,471
Total	$355,619	$603,944

Investments

Wainwright, from time to time, provides initial investment in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of September 30, 2020 and June 30, 2020, there were no investments in its ETP funds or investments requiring equity method investment accounting. As of September 30, 2020 and June 30, 2020, investments were approximately $1.8 million at each period end, respectively.

All of the Company's short-term investments are Level 1 as of September 30, 2020 and June 30, 2020. Investments measured at estimated fair value consist of the following as of September 30, 2020 and June 30, 2020:

	September 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,709	$5,161	$-	$1,049,870
Other short term investments	772,525	987	-	773,512
Other equities	1,421		(525)	896
Total short-term investments	$1,818,655	$6,148	$(525)	$1,824,278

	June 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,446	$5,161	$-	$1,049,607
Other short term investments	770,094	-	-	770,094
Other equities	1,421	-	(606)	815
Total short-term investments	$1,815,961	$5,161	$(606)	$1,820,516

During the three months ended September 30, 2020 and 2019, there were no transfers between Level 1 and Level 2.

Restricted Cash

At September 30, 2020 and June 30, 2020, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$13,201 and US$12,854, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $523,607 as of September 30, 2020 and June 30, 2020, respectively, were attributed to Wainwright and Original Sprout and consisted of

(i)

$500,000 as of September 30, 2020 and June 30, 2020 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the three months ended September 30, 2020 or year ended June 30, 2020;

(ii)	and $23,607 as of September 30, 2020 and June 30, 2020 representing deposits and prepayments of rent.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for September 30, 2020 and June 30, 2020 were $1,043,473 and $915,790.

Goodwill is comprised of the following amounts:

	September 30,	June 30,
	2020	2020

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	275,311	147,628
Goodwill – Brigadier	351,345	351,345
Total	$1,043,473	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months ended September 30, 2020 or as of June 30, 2020.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	June 30,
	2020	2020
Accounts payable	$2,094,485	$1,363,672
Accrued interest	111,436	105,315
Taxes payable	200,984	60,539
Accrued payroll, vacation and bonus payable	440,410	895,803
Accrued expenses	434,014	418,287
Total	$3,281,329	$2,843,616

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	September 30,	June 30,
	2020	2020

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three months ended September 30, 2020 and 2019 was $6,120 and $6,120, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues for the three months ended September 30, 2020 totaling $7.0 million, as compared to $3.0 million for the three months ended September 30, 2019, were earned from these related parties. Accounts receivable, totaling $2.2 million and $2.6 million as of September 30, 2020 and as of June 30, 2020, respectively, were owed from these related parties. Fund expense waivers, totaling $0.3 million and $0.1 million, for both three and three month periods ended September 30, 2020 and 2019, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.7 million and $0.4 million as of September 30, 2020 and as of June 30, 2020, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of September 30, 2019, Brigadier had repaid all the loan balances related to vehicle purchases and had taken out a new loan facilitating the purchase of the Saskatoon office land and building. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of September 30, 2020 is CD$18,147 (approximately US$13,558) and the long term principal amount due is CD$485,192 (approximately US$362,497). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended September 30, 2020 and 2019 was US$3,963 and US$4,885, respectively.

NOTE 12.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible, under certain conditions, into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. There are 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of September 30, 2020 and as of June 30, 2020.

Shares Issued for Services

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provide for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company released a portion of the shares each month. For the three month period ended September 30, 2020, the Company released no shares or incurred any expense as compared to the three months ended September 30, 2019 where the Company incurred an expense of $37,541 attributed to the release of shares due to performance under the engagement and $175 recorded in the par value of common stock issued.

Accumulated Other Comprehensive Income (Loss)

The following table presents activity for the periods ending September 30, 2020 and June 30, 2020:

Balance as of June 30, 2019	$(175,659)
Foreign currency translation (loss)	30,915
Balance as of June 30, 2020	(144,744)
Foreign currency translation gain	72,714
Balance as of September 30, 2020	$(72,030)

NOTE 13.	BUSINESS COMBINATIONS

On March 11, 2020 our wholly-owned subsidiary Gourmet Foods entered into a Stock Purchase Agreement to acquire all the issued and outstanding shares of Printstock Products Limited (“Printstock”), a New Zealand private company located in Napier, New Zealand. Printstock is a printer of wrappers distributed to food manufacturers primarily within New Zealand and limited export to Australia. The company will be operated as a subsidiary of Gourmet Foods and is expected to incrementally reduce the cost of goods sold through reduction in the cost of wrappers purchased by Gourmet Foods by elimination of inter-company profit while increasing overall revenues and profits to Gourmet Foods on a consolidated basis through inclusion of Printstock operations. The purchase price was agreed to be NZ$1.9 million subject to adjustment within 90 days of the closing date. The transaction closed on July 1, 2020 with a payment of NZ$1.5M and an estimated final payment due of NZ$420,552 on September 30, 2020. The initial payment was funded, in part, by a loan of NZ$715,000 (US$465,101) by Concierge on June 26, 2020. As of October 5, 2020, agreement had been reached on the final adjustments to the purchase price and the final payment was made. As a result, management was able to complete its purchase price allocation as follows. Included in the allocation are estimated deferred income tax liabilities of US$68,061 pertaining to the increase in the value of fixed assets above their book value and the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date, July 1, 2020.

Item	Amount
Cash in bank	$118,774
Accounts receivable	384,222
Prepayments/deposits	1,372
Inventories	509,796
Operating lease right of use asset	201,699
Plant, property and equipment	401,681
Intangible assets	134,965
Goodwill	127,683
Deferred tax liability	(68,061)
Assumed lease liabilities	(201,699)
Accounts payable and accrued expenses	(376,112)
Total Purchase Price	$1,234,320

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the three months ended September 30, 2019, assumes the acquisition of Printstock had occurred as of July 1, 2019, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Printstock been operated as part of the company since July 1, 2019. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
	Actual	Pro Forma
Net revenues	$10,745,057	$6,722,930
Net income	$2,219,434	$75,972
Basic earnings per share	$0.06	$0.00
Diluted earnings per share	$0.06	$0.00

NOTE 14.	INCOME TAXES

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

As of September 30, 2020, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three months ended September 30, 2020 and 2019.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of $766 thousand and $29 thousand for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 and 2019 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2016 through 2019 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2016 through 2019 remain open for examination by Canada and New Zealand authorities. As of September 30, 2020, there were no active taxing authority examinations.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its newly acquired subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$21,911 (GST not included) translated to U.S. currency as of September 30, 2020. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,464 translated to U.S. currency as of September 30, 2020. Original Sprout currently leases office and warehouse space in San Clemente, CA under a three-year lease agreement expiring or renewing at March 1, 2021. Minimum monthly lease payments are approximately $8,277. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For the three month periods ended September 30, 2020 and 2019, the combined lease payments of the Company and its subsidiaries totaled $164,504 and $96,524, respectively, and recorded under general and administrative expense in the Consolidated Statements of Income. As of September 30, 2020 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $816,328, recorded net of $37,480 in deferred rent, and $852,195 in total Operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2021	$379,495
2022	287,519
2023	204,469
2024	108,427
2025	-
Total minimum lease payments	979,910
Less: present value discount	(127,715)
Total operating lease liabilities	$852,195

The weighted average remaining lease term for the Company's operating leases was 4.04 years as of September 30, 2020 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$72,603) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,201) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts. As of September 30, 2020 and June 30, 2020 the expense waiver payable was $0.7 million and $0.4 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of September 30, 2020 Marygold had future payment commitments with its primary service vendors totaling $647,000 including $47,000 due in 2021 and approximately $300,000 due in 2022 and 2023, respectively.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising mainly from the ordinary course of their respective businesses. Currently, the legal proceedings pending against the Company and its subsidiaries are summarized in Part II, Item 1 of this quarterly report on Form 10-Q. As of September 30, 2020 and June 30, 2020, the Company has not accrued any liabilities for legal loss contingencies.

Retirement Plan

Wainwright's wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan covering its employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF for one or more years. Participants may make contributions pursuant to a salary reduction agreement. In addition, USCF makes a safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $30 thousand and $25 thousand for each of the three months ended September 30, 2020 and 2019, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of Wainwright Holdings, Gourmet Foods, Ltd., Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiary, Marygold & Co., has not begun operations so the accounts have been consolidated with those of parent and not yet identified as a separate segment. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly owned subsidiary Gourmet Foods, Ltd. and their subsidiary, Printstock Products Limited. In Canada we provide security alarm system installation and maintenance services to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of September 30, 2020 and June 30, 2020:

	September 30,	June 30,
	2020	2020
Identifiable assets:
Corporate headquarters - including Marygold	$3,763,291	$3,024,690
U.S.A.: beauty products	3,741,174	3,611,471
U.S.A.: fund management	14,525,937	12,834,581
New Zealand: food industry	3,341,022	2,606,256
Canada: security systems	2,519,805	2,347,327
Consolidated total	$27,891,229	$24,424,325

The following table presents a summary of operating information for the three months ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Revenues from external customers:
U.S.A. : beauty products	$972,744	$963,673
U.S.A. : investment fund management - related party	7,036,301	3,040,569
New Zealand : food industry	2,057,369	1,250,331
Canada : security systems	678,643	773,277
Consolidated total	$10,745,057	$6,027,850

Net (loss) income:
Corporate headquarters - including Marygold	$(1,334,215)	$(438,258)
U.S.A. : beauty products	65,272	80,914
U.S.A. : investment fund management - related party	3,228,995	208,538
New Zealand : food industry	92,298	101,253
Canada : security systems	167,084	102,445
Consolidated total	$2,219,434	$54,892

The following table presents a summary of net capital expenditures for the three month periods ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$653	$-
U.S.A.: beauty products	827	2,995
U.S.A.: fund management	-	-
New Zealand: food industry	413,162	33,376
Canada: security systems	(7,304)	609,446
Consolidated	$407,338	$645,817

The following table represents the property, plant and equipment in use at each of the Company's locations as of September 30, 2020 and June 30, 2020:

	As of September 30, 2020	As of June 30, 2020

Asset Location
Corporate headquarters - including Marygold	$17,744	$17,091
U.S.A. : beauty products	17,815	16,987
U.S.A. : investment fund management	-	-
New Zealand : food industry	2,191,632	1,721,195
Canada : security systems	935,998	929,712
Total All Locations	3,163,189	2,684,985
Less accumulated depreciation	(1,585,862)	(1,487,793)
Net property, plant and equipment	$1,577,327	$1,197,192

NOTE 17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On October 5, 2020, our wholly owned subsidiary in New Zealand, Gourmet Foods, reached agreement on the final purchase price payment in the acquisition of Printstock Products Ltd., a printer of food wrappers based in Napier, New Zealand. Accordingly, the Company increased the amount of funds loaned pursuant to the intercompany debt facility with Gourmet Foods through transfer of NZ$375,000 (approximately US $248,700). The final payment of NZ$420,552 (approximately US$277,577) was subsequently made by Gourmet Foods to the seller. The primary reason for the acquisition was to diversify our portfolio of operating companies and to improve profitability through vertical integration of the supply chain with Gourmet Foods, as Printstock Products provides a significant amount of packaging used by Gourmet Foods.

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

Overview

Concierge Technologies, Inc. (“Concierge” or the “Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

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

●	Marygold & Co., ("Marygold") a newly formed U.S. based company, established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of September 2020 and estimated to launch by December 2020. Through September 30, 2020, limited expenditures have been incurred on this venture.

Because the Company conducts its businesses through its wholly-owned operating subsidiaries, the risks related to our wholly-owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Company and its wholly-owned subsidiaries. The financial risk to future operations is largely unknown, (refer to Part II, Item 1A, for further details.)

Results of Operations

Concierge and Subsidiaries

Financial summary and comparison data for the three month periods ended  of September 30, 2020 and September 30, 2019.

The table below summarizes each of Concierges subsidiaries into one of two categories. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses, including Marygold, are included in the Concierge Corporate columns.

	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
($'s in thousands)	For the Three Months Ended September 30,				For the Three Months Ended September 30,				For the Three Months Ended September 30,				For the Three Months Ended September 30,
	2020	2019	Change		2020	2019	Change		2020	2019	Change		2020	2019	Change
			$	%			$	%			$	%			$	%
Revenue	$ 7,036	$ 3,041	$ 3,996	131%	$ 3,709	$ 2,987	$ 721	24%	-	-	-	-	$ 10,745	$ 6,028	$ 4,717	78%
% of total revenue	65%	50%	-	15%	35%	50%	-	-15%	-	-	-	-	-	-	-	-
Cost of revenue	-	-	-	-	2,399	1,769	630	36%	-	-	-	-	2,399	1,769	$ 630	36%
Gross profit	$ 7,036	$ 3,041	$ 3,995	131%	$ 1,310	$ 1,218	$ 91	7%	-	-	-	-	$ 8,346	$ 4,259	$ 4,086	96%
Operating expenses	3,805	2,843	962	34%	1,050	866	184	21%	622	489	133	27%	5,477	4,198	1,279	30%
% of total operating expenses	69%	68%	-	2%	19%	21%	-	5%	11%	12%	-	0%	-	-	-	-
Income (loss) from operations	$ 3,231	$ 198	$ 3,033	1532%	$ 259	$ 352	$ (93)	(26)%	$ (622)	$ (489)	$ (133)	27%	$ 2,869	$ 61	$ 2,807	4613%
Other (expense) / income	4	15	(11)	73%	110	6	104	1736%	3	2	1	-50%	117	23	94	(409)%
Income (loss) before income taxes	$ 3,235	$ 213	$ 3,022	1419%	$ 369	$ 358	$ 11	3%	$ (619)	$ (487)	$ (132)	27%	$ 2,986	$ 84	$ 2,901	3460%

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue and Operating Income

Consolidated revenue for the three months ended September 30, 2020 was $10.7 million representing a $4.7 million increase from the same prior year period revenue of $6.0 million. Net revenues increased as a result of higher Fund assets under management ("AUM") from our fund management business by approximately $4.0 million, or 131%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The Company's revenues derived from its other operating units increased by $0.7 million, or 24%, from the same prior year period, resulting in an overall increase in consolidated revenue of approximately 78%. Concierge produced an operating income for the three months ended September 30, 2020 of $2.8 million as compared to income of $61 thousand for the three months ended September 30, 2019. The increase in operating income was primarily attributable to higher fund management revenue from Wainwright due to higher AUM.

Other Income (Expense)

Other Income for the three months ended September 30, 2020 and 2019, were $117 thousand and $23 thousand, respectively, resulting in net income before income taxes of $3.0 million and $84 thousand, respectively. Provision for income tax for the three months ended September 30, 2020 and 2019 were $766 thousand and $29 thousand, respectively, resulting in net income of $2.2 million for the three months ended September 30, 2020 as compared to net income of $55 thousand for the three months ended September 30, 2019. The difference is primarily attributable to our United States operations through our Wainwright subsidiary.

Net Income (Loss)

Overall, the net income for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 increased by approximately $2.2 million. The increase in profits for the three months ended September 30, 2020 was primarily attributable to higher fund management revenue from Wainwright due to a higher amount of AUM, with only modest increases in variable operating expenses, and general and administrative costs resulting in a higher net income profit margins. All Other Operating Units also provided an increase in net income of $40 thousand from same prior year period. Offsetting increases in net income were expenses of $300 thousand related to the startup of our new subsidiary, Marygold & Co. After giving consideration to currency translation gains of $73 thousand our comprehensive income for the three months ended September 30, 2020 was $2.3 million as compared to the three months ended September 30, 2019 where there was a currency translation gain of $34 thousand resulting in comprehensive income of $89 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate eleven exchange-traded products ("ETPs") and exchange traded funds (“ETFs”) listed on the NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $5.2 billion assets under management as of September 30, 2020. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

Advisers as fund manager for each series within the USCF ETF Trust:
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 30, 2017; Liquidated October 22, 2020
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 30, 2017; Liquidated May 6, 2020
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund	Fund launched May 2018

All USCF funds and the Trusts' funds are collectively referred to as the “Funds” hereafter.

Wainwright’s revenue and expenses are primarily driven by the amount of assets under management ("AUM"). Wainwright earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019

Revenue

Average AUM for the three months ended September 30, 2020 was at $5.6 billion, as compared to approximately $2.1 billion from the three months ended September 30, 2019 primarily due to an increase in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees increased by approximately $4.0 million, or 131%, to $7.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 where revenues from management and advisory fees totaled $3.0 million.

Expenses

Wainwright’s total operating expenses for three months ended September 30, 2020 increased by $1.0 million to $3.8 million, or approximately 34%, from $2.8 million for the three months ended September 30, 2019. Variable expenses, as described above, increased by $0.4 million over the respective three-month period due to higher AUM which increased variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs, and partially offset by a reduction in sub-advisory fees. General and administrative ("G&A") expenses, excluding new fund development cost, were $1.1 million and $0.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively. G&A expenses increased $0.6 million due to increases in legal and professional fees as well as increases in fund expense waivers as a result of higher AUM during the quarter. Total marketing expenses increased $0.3 million to $0.7 million for the three months ended September 30, 2020 as compared to the prior year period due to an increase in variable distribution costs as a result of higher AUM as mentioned above, partially offset by decreases in marketing conference spend. Employee salaries and compensation expenses were approximately $1.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Operations expenses increased by $0.1 million due to higher AUM and new fund development costs decreased $0.1 million in the current quarter compared to the prior year quarter.

Income

Income before income taxes for the three months ended September 30, 2020 increased $3.0 million to a $3.2 million compared to $0.2 million for three months ended September 30, 2019 due to $4.0 million increase in revenue as a result of higher AUM, offset by a $1.0 million increase in operating expenses.

Gourmet Foods, Ltd.

Gourmet Foods Limited (“Gourmet Foods”), was organized in its current form in 2005 (previously known as Pats Pantry Ltd). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. On July 1, 2020, Gourmet Foods acquired the New Zealand company, Printstock Products Limited ("Printstock"). Located in nearby Napier, New Zealand, Printstock prints wrappers for food products, including those used by Gourmet Foods. Printstock is a wholly-owned subsidiary of Gourmet Foods and its operating results are consolidated with those of Gourmet Foods from July 1, 2020 onwards.

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

For the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019

Revenue

Net revenues for the three months ended September 30, 2020 were $2.1 million with cost of goods sold of $1.6 million resulting in a gross profit of $0.5 million, or approximately 24% gross margin, as compared to the year ended September 30, 2019 where net revenues were $1.3 million and cost of goods sold were $0.9 million producing a gross profit of $0.4 million, or approximately 30%. The increase in revenues is attributed to the acquisition of Printstock which contributed $0.8 million during the three month period ended September 30, 2020 and no contributing revenues for the three months ended September 30, 2019.

Expenses

General, administrative and selling expenses, including wages and marketing, for the three month periods ended September 30, 2020 and 2019 were $0.3 million and $0.2 million producing operating income of $0.2 million and $0.2 million, respectively, or approximately 8% net operating profit for the three months ended September 30, 2020 and 13% for the three months ended September 30, 2019. The depreciation expense, provision for income tax, and other income totaled approximately $0.1 million for the three months ended September 30, 2020 as compared to $0.1 million for the three months ended September 30, 2019.

Income

Income for the three months ended September 30, 2020, after expenses of approximately $0.4 million, resulted in an income of approximately $117 thousand before income tax provision of approximately $24 thousand resulted in a net income of approximately $93 thousand as compared to a net income of $102 thousand for the three months ended September 30, 2019. The increase in revenues and operating expenses during the current quarter are attributable to the acquisition of Printstock and its operating results. Contributing to the lower net income for the current quarter were the expenses associated with the acquisition of Printstock as well as the continuing negative effects of the COVID-19 pandemic on the New Zealand economy in general.

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

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue

Net revenues for the three months ended September 30, 2020 were $0.7 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.4 million with a gross margin of approximately 54% as compared to the three months ended September 30, 2019 where net revenues were approximately $0.8 million with cost of goods sold of $0.4 million and a gross profit of $0.4 million, or approximately 53%.

Expenses

General, administrative and selling expenses for the three months ended September 30, 2020 were $0.2 million producing an operating profit of $0.1 million or approximately 19% as compared to the three months ended September 30, 2019 where operating profits were $0.1 million, or approximately 18%, with general, administrative and selling expenses of $0.3 million.

Income

Other expense comprised of depreciation, income tax, interest income, other income, and gain on sale of assets totaled approximately $41 thousand for the three months ended September 30, 2020 resulting in income after income taxes of approximately $0.2 million as compared to income after income taxes of approximately $0.1 million for the three months ended September 30, 2019 where other expense totaled approximately $40 thousand.

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

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue

Net revenues for the three months ended September 30, 2020 were $1.0 million as compared to $1.0 million for the three months ended September 30, 2019. Cost of goods sold for the three months ended September 30, 2020 and 2019 were $0.5 million and $0.5 million, respectively, resulting in a gross profit of approximately $0.5 million and $0.5 million, respectively.

Expenses

General, administrative and selling expenses were approximately $0.3 million resulting in an operating income of approximately $120 thousand, or approximately 12%, as compared to $0.3 million of general, administrative and selling expenses resulting in $167 thousand for the three months ended September 30, 2019, or approximately 17%.

Income (Loss)

After consideration given to income tax provision, other income (expense), and depreciation expense, the net income for the three months ended September 30, 2020 was approximately $65 thousand as compared to $81 thousand income from the prior year comparable period.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is in the initial stages of transitioning from a largely boutique offering to a more mainstream product and as such we anticipate measurable growth in revenues for the coming years, though there may be one-time initial expenses associated with the launch of new sales channels. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including the printing and sale of food wrappers by their newly acquired subsidiary, Printstock. Wainwright will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector through its development stage subsidiary Marygold and Co. In a more general sense, the Company is characterizing its business in two categories: 1) financial services and 2) other operating units. The purpose is to isolate the cyclical nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

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
●

explore opportunities as may present themselves in the Fintech space, including the launch of services by Marygold, and the creation of new corporate entities such as Marygold as focused subsidiary holdings.

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

As of September 30, 2020, we had $12.9 million of cash and cash equivalents on a consolidated basis as compared to $9.8 million as of June 30, 2020.

During the past five fiscal years combined, Concierge has invested approximately $8.2 million in cash towards purchasing and assimilating Gourmet Foods and their Printstock subsidiary, Brigadier Security Systems and the Original Sprout assets into the Concierge Technologies group of companies as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. We have also invested approximately $0.7 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $16 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

In relation to the adoption of ASC 842 (see Note 2), the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $892,263 and $770,457 as of September 30, 2020 and June 30, 2020, respectively. The obligations will amortize over the passage of time through the recognition of periodic rent expense. See Note 15 in the accompanying financial statements for further analysis of this obligation.

Borrowings

As of September 30, 2020, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $1.0 million as of June 30, 2020. Approximately US$376,055 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of September 30, 2020 is CD$18,147 (approximately US$13,558) and the long term principal amount due is CD$485,192 (approximately US$362,497). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended September 30, 2020 and 2019 was US$3,963 and US$4,885, respectively. Concierge, without inclusion of its subsidiary companies, as of September 30, 2020 and June 30, 2020, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	September 30,	June 30,
	2020	2020
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Investments

Wainwright, from time to time, provides initial investments in the creation of ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of September 30, 2020 and June 30, 2020 we have no such investments. These investments are described further in Note 7 of the accompanying financial statements.

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

The duly appointed officers of Concierge, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of Concierge, have evaluated the effectiveness of Concierge’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of Concierge were effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below there are no pending legal proceedings against the Company or its subsidiaries, including USCF, an indirect wholly owned subsidiary of the Company.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a "Wells Notice" from the staff of the SEC (the "SEC Wells Notice"). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO's actions.

On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the "CFTC Wells Notice"). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO's actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO's disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”). On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements. The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel. The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Mehan Action

On August 10, 2020, , purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

Item 1A.	Risk Factors

Concierge and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the September 28, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes since our September 28, 2020 filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 to the risk factors discussed in “Risk Factors”. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit Number	Description of Document

3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.[1]
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.[2]
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017.[2]
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

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

2Previously filed with Definitive Proxy Materials on Schedule 14A on February 28, 2017 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: November 16, 2020	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.