Form 10-Q
period 2020-12-31
CONCIERGE TECHNOLOGIES INC
filed 2021-02-16
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

CONCIERGE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Calle Iglesia

Unit B

San Clemente, CA 92672

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

The registrant had 37,412,519 shares of Common Stock, $0.001 par value, and 53,032 shares of Series B Convertible, Voting, Preferred Stock outstanding on February 12, 2021. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2020	June 30, 2020
		(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,322,054	$9,813,188
Accounts receivable, net	1,535,480	717,841
Accounts receivable - related parties	2,092,552	2,610,917
Inventories	1,893,717	1,174,603
Prepaid income tax and tax receivable	570,539	857,793
Investments	1,826,421	1,820,516
Other current assets	390,069	603,944
Total current assets	21,630,832	17,598,802

Restricted cash	14,464	12,854
Property and equipment, net	1,632,466	1,197,192
Operating lease right-of-use asset	1,421,612	733,917
Goodwill	1,043,473	915,790
Intangible assets, net	2,505,157	2,541,285
Deferred tax assets, net	900,878	900,878
Other assets, long - term	548,695	523,607
Total assets	$29,697,577	$24,424,325

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,827,631	$2,843,616
Expense waivers – related parties	975,228	421,892
Operating lease liabilities, current portion	626,273	323,395
Notes payable - related parties	3,500	3,500
Loans - property and equipment, current portion	14,380	13,196
Total current liabilities	4,447,012	3,605,599

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Loans - property and equipment, net of current portion	376,882	359,845
Long-term operating lease liabilities, net of current portion	852,435	447,062
Deferred tax liabilities	329,984	261,923
Total long-term liabilities	2,159,301	1,668,830
Total liabilities	6,606,313	5,274,429

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 53,032 issued and outstanding at December 31, 2020 and at June 30, 2020	53	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,412,519 shares issued and outstanding at December 31, 2020 and at June 30, 2020	37,412	37,412
Additional paid-in capital	9,330,913	9,330,913
Accumulated other comprehensive income (loss)	225,402	(144,744)
Retained earnings	13,497,484	9,926,262
Total stockholders' equity	23,091,264	19,149,896
Total liabilities and stockholders' equity	$29,697,577	$24,424,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three-Month Periods Ended December 31,		For the Six-Month Periods Ended December 31,
	2020	2019	2020	2019

Net revenue
Fund management - related party	$6,149,415	$2,839,718	$13,185,716	$5,880,287
Food products	2,134,402	1,320,357	4,191,974	2,570,334
Security systems	617,780	733,533	1,297,222	1,506,753
Beauty products and other	1,060,225	902,928	2,032,968	1,866,601
Net revenue	9,961,822	5,796,536	20,707,880	11,823,975

Cost of revenue	2,378,024	1,724,507	4,781,584	3,493,827

Gross profit	7,583,798	4,072,029	15,926,296	8,330,148

Operating expense
General and administrative expense	1,641,196	986,392	3,555,259	2,106,392
Fund operations	799,658	727,450	1,702,498	1,537,287
Marketing and advertising	742,529	634,871	1,540,351	1,210,003
Depreciation and amortization	177,225	150,485	343,124	300,148
Salaries and compensation	2,485,357	1,673,443	4,181,577	3,216,485
Total operating expenses	5,845,965	4,172,641	11,322,809	8,370,315

Income (loss) from operations	1,737,833	(100,612)	4,603,487	(40,167)

Other income (expense):
Other income (expense)	55,695	(31,347)	176,638	(22,458)
Interest and dividend income	6,799	26,403	15,442	52,239
Interest expense	(10,141)	(10,246)	(20,225)	(21,248)
Total other income (expense), net	52,353	(15,190)	171,855	8,533

Income (loss) before income taxes	1,790,186	(115,802)	4,775,342	(31,634)

(Provision) benefit of income taxes	(438,398)	40,888	(1,204,120)	11,612

Net income (loss)	$1,351,788	$(74,914)	$3,571,222	$(20,022)

Weighted average shares of common stock
Basic	37,412,519	37,412,519	37,412,519	37,368,769
Diluted	38,473,159	37,412,519	38,473,159	37,368,769

Net income (loss) per common share
Basic	$0.04	$(0.00)	$0.10	$(0.00)
Diluted	$0.04	$(0.00)	$0.09	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Net income (loss)	$1,351,788	$(74,914)	$3,571,222	$(20,022)

Other comprehensive income:
Foreign currency translation gain	297,432	135,588	370,146	169,537
Comprehensive income	$1,649,220	$60,674	$3,941,368	$149,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTH PERIODs ENDING December 31, 2020 and December 31, 2019
(UNAUDITED)

Period Ending December 31, 2020	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(144,744)	$9,926,262	$19,149,896
Gain on currency translation	-	-	-	-	-	72,714	-	72,714
Net income	-	-	-	-	-	-	2,219,434	2,219,434
Balance at September 30, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(72,030)	$12,145,696	$21,442,044
Gain on currency translation	-	-	-	-	-	297,432	-	297,432
Net income	-	-	-	-	-	-	1,351,788	1,351,788
Balance at December 31, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$225,402	$13,497,484	$23,091,264

Period Ending December 31, 2019	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(175,659)	$8,152,861	$17,193,330
Gain on currency translation	-	-	-	-	-	33,949	-	33,949
Common stock issued for services	-	-	175,000	175	-	-	-	175
Common stock issued for services - earned (1)	-	-	-	-	37,366	-	-	37,366
Net income	-	-	-	-	-	-	54,892	54,892
Balance at September 30, 2019	53,032	$53	37,412,519	$37,412	$9,216,204	$(141,710)	$8,207,753	$17,319,712
Gain on currency translation	-	-	-	-	-	135,588	-	135,588
Common stock issued for services - earned (1)	-	-	-	-	76,751	-	-	76,751
Net loss	-	-	-	-	-	-	(74,914)	(74,914)
Balance at December 31, 2019	53,032	$53	37,412,519	$37,412	$9,292,955	$(6,122)	$8,132,839	$17,457,137

The accompanying notes are an integral part of these consolidated financial statements.

(1)  See Shares Issued for Services contained in Note 12

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six-Month Period Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,571,222	$(20,022)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	343,124	300,148
Stock based vendor compensation	-	114,292
Bad debt expense	14,075	91
Impairment to inventory value	32,688	-
Unrealized gain (loss) on investments	(1,128)	688
Gain on disposal of equipment	(2,122)	-
Operating lease right-of-use asset - non-cash lease cost	231,879	184,876

Decrease (increase) in current assets:
Accounts receivable	(373,656)	130,917
Accounts receivable - related party	518,364	34,437
Prepaid income taxes and tax receivable	292,905	427,260
Inventories	(149,153)	(207,324)
Other current assets	82,433	94,986
Decrease (increase) in current liabilities:
Accounts payable and accrued expenses	(466,096)	(781,736)
Operating lease liabilities	(233,222)	(184,068)
Expense waivers - related party	553,336	(37,702)
Net cash provided by operating activities	4,414,649	56,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business	(993,435)	-
Purchase of real estate and equipment	(30,213)	(495,579)
Purchase of investments	(411)	(29,060)
Net cash used in investing activities	(1,024,059)	(524,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans - real estate, property and equipment	-	404,518
Repayment of property and equipment loans	(3,445)	(94,613)
Net cash (used in) provided by financing activities	(3,445)	309,905

Effect of exchange rate change on cash and cash equivalents	123,331	208,393

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,510,476	50,502

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	9,826,042	6,495,251

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$13,336,518	$6,545,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$7,985	$8,990
Income taxes paid, net of refunds	$859,320	$159,363
Non-cash financing and investing activities:
Acquisition of operating right-of-use assets through operating lease obligations	$730,741	$1,150,916
Reclassification of acquisition deposit	$122,111	$-
Reclassification of building deposit	$-	$178,276

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

●

Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly-owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia. (collectively "Gourmet Foods")

●

Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems under the names Brigadier Security Systems and Elite Security in the province of Saskatchewan.

●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC,  ( collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of December 2020, and is estimated to launch commercial services in the current fiscal year. Through December 31, 2020, expenditures have been limited to developing the business model and the associated application development.

Concierge manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by Concierge’s management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. Concierge’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. Concierge's corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements, which are referred to herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier, Original Sprout, and Marygold.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and June 30, 2020, the Company had $2,532 and $9,786, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of December 31, 2020 and June 30, 2020, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had no revenues and no significant transactions for the three and six months ended December 31, 2020. Any transactions that did occur were combined with those of Concierge.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 58% and 54% of the total Brigadier revenues for the three and six months ended December 31, 2020 as compared to 50% and 51% for the three and six months ended December 31, 2019, respectively. The same customer accounted for approximately 49% and 40% of Brigadier's accounts receivable as of the balance sheet dates of December 31, 2020 and June 30, 2020, respectively.

Concierge, through Gourmet Foods, and now with the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. For the purpose of segment reporting (Note 16) both revenue streams are considered part of the same "food industry" segment.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three months ended December 31, 2020, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 18% of baking sales revenues as compared to 19% for the three months ended December 31, 2019. For the six months ended December 31, 2020, the largest customer accounted for approximately 20% of baking sales revenues as compared to 21% for the six months ended December 31, 2019. This customer accounted for 12% of the baking accounts receivable at December 31, 2020 as compared to 15% as of June 30, 2020. The second largest in the grocery industry accounted for approximately 10% and 13% of baking sales revenues for the three months ended December 31, 2020 and 2019, respectively, while accounting for 10% and 13% for the six months ended December 31, 2020 and 2019, respectively. This same group accounted for 26% of baking accounts receivable as of December 31, 2020 as compared to 26% as of June 30, 2020. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three months ended December 31, 2020 and 2019 accounted for approximately 55% and 44%, respectively, of baking gross sales revenues. The same consortium accounted for 53% and 43% of baking sales revenues for the six months ended December 31, 2020 and 2019, respectively. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of baking gross sales revenue, however the group members are independently owned and individually responsible for their financial obligations.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 32% and 34% of the printing sector revenues for the three and six month periods ended December 31, 2020 and 33% of the printing sector accounts receivable as of December 31, 2020. A second customer accounted for 13% and 8% of the three month and six month periods, respectively, ended December 31, 2020 and 23% of the accounts receivable as of December 31, 2020. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the three and six months ended December 31, 2020. There was no printing sector of Gourmet Foods in prior periods for comparison.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest customers accounted for 34%, 12% and 11% of Gourmet Foods' consolidated gross revenues for the three months ended December 31, 2020. For the six months ended December 31, 2020, the largest customers accounted for 33%, 13% and 12% of consolidated revenues. Because Printstock was acquired during the current fiscal year, there is no relevant consolidated comparisons for the prior year period ended December 31, 2019. These same customers accounted for combined 34% of Gourmet Foods' consolidated accounts receivable as of December 31, 2020.

Concierge, through Original Sprout, has not historically been dependent upon any one customer or group of customers on an annualized basis, though due to timing of deliveries a customer may account for a significant portion of sales revenues during any particular period. For the three and six month periods ended December 31, 2020, one new customer accounted for 24% and 15%, respectively, of our sales revenues and 62% of our accounts receivable as of December 31, 2020 and 39% as of June 30, 2020. No single customer contributed a significant portion of our sales revenues for the three and six month periods ended December 31, 2019. Original Sprout is partially dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and six month revenues as of December 31, 2020 and December 31, 2019 along with the accounts receivable at December 31, 2020 as compared with June 30, 2020 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	December 31, 2020		December 31, 2019
	Revenue		Revenue
Fund
USO	$4,202,851	68%	$1,441,122	51%
BNO	638,111	10%	151,859	5%
UNG	592,230	10%	515,611	18%
USCI	216,151	4%	455,435	16%
All Others	500,072	8%	275,691	10%
Total	$6,149,415	100%	$2,839,718	100%

	For the Six Months Ended		For the Six Months Ended
	December 31, 2020		December 31, 2019
	Revenue		Revenue
Fund
USO	$9,096,383	69%	$2,991,321	51%
BNO	1,396,837	11%	314,690	5%
UNG	1,143,783	9%	975,073	17%
USCI	466,416	3%	1,076,484	18%
All Others	1,082,297	8%	522,719	9%
Total	$13,185,716	100%	$5,880,287	100%

	As of December 31, 2020		As of June 30, 2020
	Accounts Receivable		Accounts Receivable
Fund
USO	$1,407,566	67%	$1,818,719	70%
BNO	221,385	11%	265,143	10%
UNG	212,103	10%	193,218	7%
All Others	251,498	12%	333,837	13%
Total	$2,092,552	100%	$2,610,917	100%

Inventories

Inventories, consisting primarily of food products and packaging in New Zealand, hair and skin care finished products and components in the U.S. and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the six months ended December 31, 2020 and 2019 impairment to inventory value was recorded as $0 and $0, respectively. An assessment is made at the end of each reporting period to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the six months ended December 31, 2020 and 2019, the expense for slow-moving or obsolete inventory was $32,688 and $0, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three and six month periods ended December 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the three and six month periods ended December 31, 2020 and 2019.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three and six months ended December 31, 2020 and 2019.

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and printing of food wrappers in New Zealand, security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of their recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Condensed Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three and six months ended December 31, 2020, were approximately US$174,656 and US$355,764, or approximately 28% and 27%, respectively, of the total security system revenues as compared to $202,656 and $413,119 for the three and six month periods ended December 31, 2019, respectively, or 28% of the total security system revenues. These revenues for the three and six months ended December 31, 2020 account for approximately 2% of total consolidated revenues as compared to 3% for the three and six month periods ended December 31, 2019. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended December 31, 2020 and 2019 were $743 thousand and $635 thousand, respectively. Marketing and advertising costs for the six months ended December 31, 2020 and 2019 were $1.5 million and $1.2 million respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the six months ended December 31, 2020 and 2019 a determination was made that no adjustments were necessary.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11, which replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The new guidance will be effective for annual reporting periods beginning after December 15, 2022 (as amended by ASU 2019-10), including interim periods within that annual period. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate diluted earnings per share ("EPS") for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, including interim periods for those fiscal years. We are currently evaluating the impact of adoption this standard on the Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This ASU improves consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. This ASU is effective for fiscal years beginning after December 15, 2020. This ASU will not affect the Company's results of operations, cash flows or financial position. The Company does not expect this guidance to have a material impact on the disclosures to the financial statements of the Company.

NOTE 3.	BASIC AND DILUTED NET INCOME PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have any options or warrants.

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended December 31, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,351,788	37,412,519	$0.04
Effect of dilutive securities
Preferred stock Series B	-	1,060,640	-
Diluted income per share	$1,351,788	38,473,159	$0.04

	For the Three Months Ended December 31, 2019
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss	$(74,914)	37,412,519	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted loss per share	$(74,914)	37,412,519	$(0.00)

	For the Six Months Ended December 31, 2020
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$3,571,222	37,412,519	$0.10
Effect of dilutive securities
Preferred stock Series B	-	1,060,640	-
Diluted income per share	$3,571,222	38,473,159	$0.09

	For the Six Months Ended December 31, 2019
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss	$(20,022)	37,368,769	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted loss per share	$(20,022)	37,368,769	$(0.00)

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	December 31,	June 30,
	2020	2020
Raw materials	$870,268	$288,422
Supplies and packing materials	202,606	174,636
Finished goods	820,843	711,545
Total inventories	$1,893,717	$1,174,603

NOTE 5.	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following as of:

	December 31,	June 30,
	2020	2020
Plant and equipment	$2,207,236	$1,553,939
Furniture and office equipment	231,232	201,287
Vehicles	407,893	370,397
Land and building	597,070	559,362
Total property, plant and equipment, gross	3,443,431	2,684,985
Accumulated depreciation	(1,810,965)	(1,487,793)
Total property, plant and equipment, net	$1,632,466	$1,197,192

For the three and six months ended December 31, 2020 depreciation expense for property, plant and equipment totaled $92,138 and $172,030, respectively, as compared to $65,919 and $131,015, respectively, for the three and six months ended December 31, 2019.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	December 31,	June 30,
	2020	2020
Customer relationships	$777,375	$700,252
Brand name	1,199,964	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	3,728,825	3,593,860
Less : accumulated amortization	(1,223,668)	(1,052,575)
Net intangibles	$2,505,157	$2,541,285

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

	December 31,	June 30,
	2020	2020
Customer relationships	$777,375	700,252
Less: accumulated amortization	(326,245)	(282,304)
Total customer relationships, net	$451,130	417,948

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

	December 31,	June 30,
	2020	2020
Brand name	$1,199,964	$1,142,122
Less: accumulated amortization	(189,678)	(169,406)
Total brand name, net	$1,010,286	$972,716

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of December 31, 2020, the fair value of the acquired domain names had been fully amortized.

	December 31,	June 30,
	2020	2020
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(33,744)
Total brand name, net	$-	$3,169

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

	December 31,	June 30,
	2020	2020
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(477,353)	(401,366)
Total recipes and formulas, net	$744,248	$820,235

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

	December 31,	June 30,
	2020	2020
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(193,479)	(165,755)
Total non-compete agreement, net	$81,503	$109,227

INTERNALLY DEVELOPED SOFTWARE

During the quarter ended March 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of December 31, 2020, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of December 31, 2020, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three months ended December 31, 2020 and 2019 was $85,085 and $84,567, respectively. Total amortization expense for the intangible assets for the six months ended December 31, 2020 and 2019 was $171,094 and $169,133, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2021	$163,424
2022	315,378
2023	295,077
2024	277,378
2025	262,114
Thereafter	1,191,786
Total	$2,505,157

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $390,069 as of December 31, 2020 and $603,944 as of June 30, 2020 are comprised of various components as listed below.

	As of December 31, 2020	As of June 30, 2020
Deposits and prepaid expenses	$326,628	$394,473
Other current assets	63,441	209,471
Total	$390,069	$603,944

Investments

Wainwright, from time to time, provides initial investment in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of December 31, 2020 and June 30, 2020, there were no investments in its ETP funds or investments requiring equity method investment accounting. As of December 31, 2020 and June 30, 2020, investments were approximately $1.8 million at each period end, respectively.

All of the Company's short-term investments are Level 1 as of December 31, 2020 and June 30, 2020. Investments measured at estimated fair value consist of the following as of December 31, 2020 and June 30, 2020:

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,640	$5,378	$-	$1,050,018
Other short term investments	770,038	5,332	-	775,370
Other equities	1,421	-	(388)	1,033
Total short-term investments	$1,816,099	$10,710	$(388)	$1,826,421

	June 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,446	$5,161	$-	$1,049,607
Other short term investments	770,094	-	-	770,094
Other equities	1,421	-	(606)	815
Total short-term investments	$1,815,961	$5,161	$(606)	$1,820,516

During the six months ended December 31, 2020 and 2019, there were no transfers between Level 1 and Level 2.

Restricted Cash

At December 31, 2020 and June 30, 2020, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$14,464 and US$12,854, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $548,695 as of December 31, 2020 and $523,607 at June 30, 2020 were attributed to Wainwright and Original Sprout and consisted of

(i)

$500,000 as of December 31, 2020 and June 30, 2020 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the three months ended December 31, 2020 or year ended June 30, 2020;

(ii)	and $48,695 as of December 31, 2020 and $23,607 at June 30, 2020 representing deposits and prepayments of rent.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for December 31, 2020 and June 30, 2020 were $1,043,473 and $915,790.

Goodwill is comprised of the following amounts:

	December 31,	June 30,
	2020	2020

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	275,311	147,628
Goodwill – Brigadier	351,345	351,345
Total	$1,043,473	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment as of December 31, 2020 or as of June 30, 2020.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,	June 30,
	2020	2020
Accounts payable	$1,235,959	$1,363,672
Accrued interest	123,675	105,315
Taxes payable	145,749	60,539
Accrued payroll, vacation and bonus payable	686,121	895,803
Accrued expenses	636,127	418,287
Total	$2,827,631	$2,843,616

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	December 31,	June 30,
	2020	2020

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and six months ended December 31, 2020 and 2019 was $6,120 and $12,240, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues for the three and six months ended December 31, 2020 totaling $6.1 million and $13.2 million, respectively, as compared to $2.8 million and $5.9 million for the three and six months ended December 31, 2019, respectively, were earned from these related parties. Accounts receivable, totaling $2.1 million  and $2.6 million, as of December 31, 2020 and as of June 30, 2020, respectively, were owed from these related parties. Fund expense waivers totaling $0.2 million and $0.6 million for the three and six months ended December 31, 2020, respectively, as compared to $0.1 million and $0.2 million for the three and six month periods ended December 31, 2019, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $1.0 million and $0.4 million as of December 31, 2020 and as of June 30, 2020, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

Brigadier entered into a loan agreement facilitating the purchase of their Saskatoon office land and building in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of December 31, 2020 is CD$18,336 (approximately US$14,380) and the long term principal amount due is CD$480,564 (approximately US$376,882). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended December 31, 2020 and 2019 was US$4,013 and US$4,064, respectively. Interest expense for the six months ended December 31, 2020 and 2019 was US$7,977 and US$8,990, respectively.

NOTE 12.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible, under certain conditions, into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. There are 53,032 shares of Series B Voting, Convertible Preferred Stock outstanding as of December 31, 2020 and as of June 30, 2020.

Shares Issued for Services

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provide for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company released a portion of the shares each month. For the six month period ended December 31, 2020, the Company released no shares or incurred any expense as compared to the six months ended December 31, 2019 where the Company incurred an expense of $114,292 attributed to the release of shares due to performance under the engagement and $175 recorded in the par value of common stock issued.

Accumulated Other Comprehensive Income (Loss)

The following table presents activity for the periods ending December 31, 2020 and June 30, 2020:

Balance as of June 30, 2019	$(175,659)
Foreign currency translation gain	30,915
Balance as of June 30, 2020	(144,744)
Foreign currency translation gain	370,146
Balance as of December 31, 2020	$225,402

NOTE 13.	BUSINESS COMBINATIONS

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

Item	Amount
Cash in bank	$118,774
Accounts receivable	384,222
Prepayments/deposits	1,372
Inventories	509,796
Operating lease right-of-use asset	201,699
Plant, property and equipment	401,681
Intangible assets	134,965
Goodwill	127,683
Deferred tax liability	(68,061)
Assumed lease liabilities	(201,699)
Accounts payable and accrued expenses	(376,112)
Total Purchase Price	$1,234,320

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the three and six months ended December 31, 2019, assumes the acquisition of Printstock had occurred as of July 1, 2019, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Printstock been operated as part of the Company since July 1, 2019. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019	Six Months Ended December 31, 2019
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$5,796,536	$6,402,878	$11,823,975	$13,124,107
Net (loss) income	$(74,914)	$(45,724)	$(20,022)	$33,588
Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.00

NOTE 14.	INCOME TAXES

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

As of December 31, 2020, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the six months ended December 31, 2020 and 2019.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of $438 thousand and a tax benefit of $41 thousand for the three months ended December 31, 2020 and 2019, respectively, and tax expense of $1.2 million and a tax benefit of $12 thousand for the six months end December 31, 2020 and 2019, respectively. The effective tax rate for the six months ended December 31, 2020 and 2019 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2016 through 2020 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2016 through 2020 remain open for examination by Canada and New Zealand authorities. As of December 31, 2020, there were no active taxing authority examinations.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its newly acquired subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$24,009 (GST not included) translated to U.S. currency as of December 31, 2020. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,586 translated to U.S. currency as of December 31, 2020. Original Sprout currently leases office and warehouse space in San Clemente, CA and completed a move to new facilities during the month of December 2020. Accordingly, the pre-existing lease will be terminating January 17, 2021 and the new 3-year facility lease expiring on November 30, 2023 includes one month rent free, resulting in only insignificant expense for rent overlap. Minimum monthly lease payments commencing January 1, 2021 are approximately $20,125. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $12,000 with increases annually.

For the three month periods ended December 31, 2020 and 2019, the combined lease payments of the Company and its subsidiaries totaled $161,440 and $100,689, respectively, and for the six month periods ended December 31, 2020 and 2019 totaled $325,942 and $197,219, respectively. Lease payments are recorded under general and administrative expense in the Consolidated Statements of Income. As of December 31, 2020 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,421,612, recorded net of $57,096 in deferred rent and incentives, and $1,478,708 in total Operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2021	$367,755
2022	565,840
2023	485,765
2024	227,776
Total minimum lease payments	1,647,136
Less: present value discount	(168,428)
Total operating lease liabilities	$1,478,708

The weighted average remaining lease term for the Company's operating leases was 2.74 years as of December 31, 2020 and a weighted-average discount rate of 5.4% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$79,554) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$14,464) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts. As of December 31, 2020 and June 30, 2020 the expense waiver payable was $1.0 million and $0.4 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of December 31, 2020, Marygold has future payment commitments with its primary service vendors totaling $647,000 including $47,000 due in 2021 and approximately $300,000 due in 2022 and 2023, respectively.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising mainly from the ordinary course of their respective businesses. Currently, the legal proceedings pending against the Company and its subsidiaries are summarized in Part II, Item 1 of this quarterly report on Form 10-Q. As of December 31, 2020 and June 30, 2020, the Company has not accrued any liabilities for legal loss contingencies.

Retirement Plan

Concierge, through its wholly owned Wainwright subsidiary USCF, has a 401(k) Profit Sharing Plan covering its U.S. employees who who are over 21 years of age, who have completed a minimum of 1,000 hours of service and have worked for one of Concierge's U.S. wholly owned subsidiaries for 90 days or more. Participants may make contributions pursuant to a salary reduction agreement. In addition, Concierge, through its wholly owned U.S. subsidiaries, makes safe harbor matching contributions. Safe harbor contributions paid totaled approximately $72 thousand and $58 thousand for the six months ended December 31, 2020 and 2019, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of Wainwright, Gourmet Foods, Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiary, Marygold, has not begun operations so the accounts have been consolidated with those of the parent, Concierge, and not yet identified as a separate segment. Our reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly owned subsidiary Gourmet Foods, Ltd. and their subsidiary, Printstock. In Canada we provide security alarm system installation and maintenance services to residential and commercial customers sold through our wholly owned subsidiary Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
	2020	2020
Identifiable assets:
Corporate headquarters - including Marygold	$2,810,793	$3,024,690
U.S.A.: beauty products	4,302,236	3,611,471
U.S.A.: fund management	16,341,590	12,834,581
New Zealand: food industry	3,700,152	2,606,256
Canada: security systems	2,542,806	2,347,327
Consolidated total	$29,697,577	$24,424,325

The following table presents a summary of operating information for the three months ended December 31:

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Revenues from external customers:
U.S.A. : beauty products	$1,060,225	$902,928
U.S.A. : investment fund management - related party	6,149,415	2,839,718
New Zealand : food industry	2,134,402	1,320,357
Canada : security systems	617,780	733,533
Consolidated total	$9,961,822	$5,796,536

Net (loss) income:
Corporate headquarters - including Marygold	$(1,127,694)	$(315,943)
U.S.A. : beauty products	(61,234)	(57,765)
U.S.A. : investment fund management - related party	2,269,276	77,830
New Zealand : food industry	239,830	156,235
Canada : security systems	31,610	64,729
Consolidated total	$1,351,788	$(74,914)

(1) Provision for income tax (expense) benefit for the three months ended December 31, 2020 and 2019 were ($0.4) million and $41 thousand, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge Corporate reporting level. Income tax (expense) recorded at the Concierge Corporate level totaled ($0.3) million for the three months ended December 31, 2020, while a tax benefit of $76 thousand was recorded for the three months ended December 31, 2019.

The following table presents a summary of operating information for the six months ended December 31:

	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019
Revenues from external customers:
U.S.A. : beauty products	$2,032,968	$1,866,601
U.S.A. : investment fund management - related party	13,185,716	5,880,287
New Zealand : food industry	4,191,974	2,570,334
Canada : security systems	1,297,222	1,506,753
Consolidated total	$20,707,880	$11,823,975

Net (loss) income:
Corporate headquarters - including Marygold	$(2,461,908)	$(754,200)
U.S.A. : beauty products	4,038	23,149
U.S.A. : investment fund management - related party	5,498,271	286,368
New Zealand : food industry	332,128	257,487
Canada : security systems	198,693	167,174
Consolidated total	$3,571,222	$(20,022)

(1) Provision for income tax (expense) benefit for the six months ended December 31, 2020 and 2019 are ($1.2) million and $12 thousand, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge Corporate level. Income tax (expense) recorded at the Concierge Corporate level totaled ($1.0) million for the six months ended December 31, 2020, while a tax benefit of $125 thousand was recorded for the six months ended December 31, 2019.

The following table presents a summary of net capital expenditures for the three month periods ended December 31:

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$-	$-
U.S.A.: beauty products	27,930	919
U.S.A.: fund management	-	-
New Zealand: food industry	4,303	13,742
Canada: security systems	(7,677)	13,376
Consolidated	$24,556	$28,037

The following table presents a summary of net capital expenditures for the six month periods ended December 31:

	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$653	$-
U.S.A.: beauty products	28,757	3,914
U.S.A.: fund management	-	-
New Zealand: food industry	417,465	47,118
Canada: security systems	(14,981)	622,823
Consolidated	$431,894	$673,855

The following table represents the property, plant and equipment in use at each of the Company's locations as of December 31, 2020 and June 30, 2020:

	As of December 31, 2020	As of June 30, 2020

Asset Location
Corporate headquarters - including Marygold	$17,744	$17,091
U.S.A. : beauty products	45,745	16,987
U.S.A. : investment fund management	-	-
New Zealand : food industry	2,404,659	1,721,195
Canada : security systems	975,283	929,712
Total	3,443,431	2,684,985
Less accumulated depreciation	(1,810,965)	(1,487,793)
Net property, plant and equipment	$1,632,466	$1,197,192

NOTE 17.	SUBSEQUENT EVENTS

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

●	Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly-owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia. (collectively "Gourmet Foods")
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

●	Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, ( collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of December 2020, and estimated to launch commercial services in the current fiscal year. Through December 31, 2020, expenditures have been limited to developing the business model and the associated application development.

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

Results of Operations

Concierge and Subsidiaries

Financial summary and comparison data for the three and six month periods ended December 31, 2020 and December 31, 2019.

The table below summarizes each of Concierges subsidiaries into one of two categories for the six months ended December 31, 2020 and 2019. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses, including Marygold, are included in the Concierge Corporate columns.

	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
($'s in thousands)	For the Six Months Ended December 31,				For the Six Months Ended December 31,				For the Six Months Ended December 31,				For the Six Months Ended December 31,
	2020	2019	Change		2020	2019	Change		2020	2019	Change		2020	2019	Change
				$%				$%				$%				$%
Revenue	$13,186	$5,880	$7,306	124%	$7,522	$5,944	$1,578	27%	-	-	-	-	$20,708	$11,824	$8,884	75%
% of total revenue	64%	50%	-	14%	36%	50%	-	(14)%	-	-	-	-	-	-	-	-
Cost of revenue	-	-	-	-	4,782	3,494	1,288	37%	-	-	-	-	4,782	3,494	$1,288	37%
Gross profit	$13,186	$5,880	$7,306	124%	$2,740	$2,450	$290	12%	-	-	-	-	$15,926	$8,330	$7,596	91%
Operating expenses	7,676	5,611	2,065	37%	2,212	1,873	339	18%	1,435	886	549	62%	11,323	8,370	2,953	35%
% of total operating expenses	68%	67%	-	1%	20%	22%	-	(2)%	13%	11%	-	2%	-	-	-	-
Income (loss) from operations	$5,510	$269	$5,241	1,948%	$528	$577	$(49)	(9)%	$(1,435)	$(886)	$(549)	(62)%	$4,603	$(40)	$4,643	11,651%
Other (expense) / income	9	30	(21)	70%	161	(27)	188	696%	2	5	(3)	(60)%	172	8	164	2,050%
Income (loss) before income taxes	$5,519	$299	$5,220	1,746%	$689	$550	$139	25%	$(1,433)	$(881)	$(552)	(63)%	$4,775	$(32)	$4,807	15,093%

For the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Revenue and Operating Income

Consolidated revenue for the three months ended December 31, 2020 was $10.0 million representing a $4.2 million increase from the same prior year period revenue of $5.8 million. Net revenues increased as a result of higher Fund AUM from our fund management business by approximately $3.3 million, or 117%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The Company's revenues derived from its other operating units increased by $0.9 million, or 29%, from the same prior year period, resulting in an overall increase in consolidated revenue of approximately 72%. Concierge produced an operating income for the three months ended December 31, 2020 of $1.7 million as compared to an operating loss of $101 thousand for the three months ended December 31, 2019. The increase in operating income was primarily attributable to higher fund management revenue from Wainwright due to higher AUM.

Other Income (Expense)

Other income (expense) for the three months ended December 31, 2020 and 2019, were $52 thousand and ($15) thousand, respectively, resulting in net income (loss) before income taxes of $1.8 million and ($116) thousand, respectively.

Income Tax

Provision for income tax (expense) benefit for the three months ended December 31, 2020 and 2019 were ($438) thousand and $41 thousand, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge level. Income tax (expense) recorded at the Concierge level totaled ($0.3) million for the three months ended December 31, 2020, while a tax benefit of $76 thousand was recorded for the three months ended December 31, 2019.

Net Income (Loss)

Overall, the net income for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 increased by approximately $1.4 million. The increase in profits for the three months ended December 31, 2020 was primarily attributable to higher fund management revenue from Wainwright due to a higher amount of AUM, with only modest increases in variable operating expenses, and general and administrative costs resulting in a higher net income profit margins. All Other Operating Units also provided an increase in net income of approximately $8 thousand from the same prior year period. Offsetting the increase in net income were expenses of $367 thousand related to the startup of our new subsidiary, Marygold. After giving consideration to currency translation gains of $297 thousand our comprehensive income for the three months ended December 31, 2020 was $1.7 million as compared to the three months ended December 31, 2019 where there was a currency translation gain of $136 thousand resulting in comprehensive income of $61 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

For the Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

Revenue and Operating Income

Consolidated revenue for the six months ended December 31, 2020 was $20.7 million representing a $8.9 million increase from the same prior year period revenue of $11.8 million. Net revenues increased from our fund management business as a result of higher AUM by approximately $7.3 million, or 124%, for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019. The Company's revenues derived from its other operating units increased by $1.6 million, or 27%, from the same prior year period, resulting in an overall increase in consolidated revenue of approximately 43%. Concierge produced an operating income for the six months ended December 31, 2020 of $4.6 million as compared to an operating loss of ($40) thousand for the six months ended December 31, 2019. The increase in operating income was primarily attributable to higher fund management revenue from Wainwright due to higher AUM.

Other Income (Expense)

Other income for the six months ended December 31, 2020 and 2019, were $172 thousand and $8 thousand, respectively, resulting in net income (loss) before taxes of $4.8 million and ($32) thousand, respectively.

Income Tax

Provision for income tax (expense) benefit for the six months ended December 31, 2020 and 2019 were ($1.2) million and $12 thousand, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge level. Income tax (expense) recorded at the Concierge level totaled ($1.0) million for the six months ended December 31, 2020, while a tax benefit of $125 thousand was recorded for the six months ended December 31, 2019.

Net Income (Loss)

Overall, the net income for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 increased by approximately $3.6 million. The increase in profits for the six months ended December 31, 2020 was primarily attributable to higher fund management revenue from Wainwright due to a higher amount of AUM, with only modest increases in variable operating expenses, and general and administrative costs resulting in a higher net income profit margins. All Other Operating Units also provided an increase in net income before income tax of $197 thousand from same prior year period. Offsetting increases in net income were expenses of $671 thousand related to the startup of our new subsidiary, Marygold & Co. After giving consideration to currency translation gains of $370 thousand our comprehensive income for the six months ended December 31, 2020 was $4 million as compared to the six months ended December 31, 2019 where there was a currency translation gain of $170 thousand resulting in comprehensive income of $150 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Investment Fund Management - Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate eleven exchange-traded products ("ETPs") and exchange traded funds (“ETFs”) listed on the NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $5.2 billion assets under management as of December 31, 2020. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and the USCF Funds Trust (“USCF Funds Trust”):

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

For the Three Months Ended December 31, 2020, Compared to the Three Months Ended December 31, 2019

Revenue

Average AUM for the three months ended December 31, 2020 was at $4.9 billion, as compared to approximately $2.1 billion from the three months ended December 31, 2019 primarily due to an increase in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees increased by approximately $3.3 million, or 117%, to $6.1 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 where revenues from management and advisory fees totaled $2.8 million.

Expenses

Wainwright’s total operating expenses for three months ended December 31, 2020 increased by $1.1 million to $3.9 million, or approximately 40%, from $2.8 million for the three months ended December 31, 2019. Variable expenses, as described above, increased by $0.3 million over the respective three-month period due to higher AUM which increased variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs, and partially offset by a reduction in sub-advisory fees. General and administrative ("G&A") expenses, excluding new fund development cost, were $0.7 million and $0.4 million for the three months ended December 31, 2020 and December 31, 2019, respectively. G&A expenses increased $0.3 million due to increases in legal and professional fees as well as increases in fund expense waivers as a result of higher AUM during the quarter. Total marketing expenses increased $0.2 million to $0.6 million for the three months ended December 31, 2020 as compared to the prior year period due to an increase in variable distribution costs as a result of higher AUM as mentioned above, partially offset by decreases in advertising and marketing conference spend. Employee salaries and benefit compensation expenses were approximately $1.7 million and $1.1 million for the three months ended December 31, 2020 and  December 31, 2019, respectively due to bonuses earned in 2020 and none in 2019. Operations expenses increased by $0.1 million due to higher AUM and new fund development costs were unchanged at $0.1 million in the current quarter compared to the prior year quarter.

Income

Income before income taxes for the three months ended December 31, 2020 increased $2.2 million to a $2.3 million compared to $0.1 million for three months ended December 31, 2019 due to $3.3 million increase in revenue as a result of higher AUM, offset by a $1.1 million increase in operating expenses.

For the Six Months Ended December 31, 2020, Compared to the Six Months Ended December 31, 2019

Revenue

Average AUM for the six months ended December 31, 2020 was at $5.2 billion, as compared to approximately $2.1 billion from the six months ended December 31, 2019 primarily due to an increase in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees increased by approximately $7.3 million, or 124%, to $13.2 million for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 where revenues from management and advisory fees totaled $5.9 million.

Expenses

Wainwright’s total operating expenses for six months ended December 31, 2020 increased by $2.1 million to $7.7 million, or approximately 37%, from $5.6 million for the six months ended December 31, 2019. Variable expenses, as described above, increased by $0.8 million over the respective six -month period due to higher AUM which increased variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs, and partially offset by a reduction in sub-advisory fees. G&A expenses, excluding new fund development cost, were $1.7 million and $0.7 million for the six months ended December 31, 2020 and December 31, 2019, respectively. G&A expenses increased $1.0 million due to increases in legal and professional fees as well as increases in fund expense waivers as a result of higher AUM during the quarter. Total marketing expenses increased $0.4 million to $1.3 million for the six months ended December 31, 2020 as compared to the prior year period due to an increase in variable distribution costs as a result of higher AUM as mentioned above, partially offset by decreases in advertising and marketing conference spend. Employee salaries and benefit compensation expenses were approximately $2.7 million and $2.1 million for the six months ended December 31, 2020 and December 31, 2019, respectively due to bonuses earned in 2020 and none in 2019. Operations expenses increased by $0.2 million due to higher AUM and new fund development costs decreased $0.1 million in the current quarter compared to the prior year quarter.

Income

Income before income taxes for the six months ended December 31, 2020 increased $5.2 million to a $5.5 million compared to $0.3 million for six months ended December 31, 2019 due to $7.3 million increase in revenue as a result of higher AUM, offset by a $2.1 million increase in operating expenses.

Food Products - Gourmet Foods, Ltd.

Gourmet Foods was organized in its current form in 2005 (previously known as Pats Pantry Ltd). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. On July 1, 2020, Gourmet Foods acquired the New Zealand company, Printstock Products Limited ("Printstock"). Located in nearby Napier, New Zealand, Printstock prints wrappers for food products, including those used by Gourmet Foods. Printstock is a wholly-owned subsidiary of Gourmet Foods and its operating results are consolidated with those of Gourmet Foods from July 1, 2020 onwards.

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

For the Three Months Ended December 31, 2020, Compared to the Three Months Ended December 31, 2019

Revenue

Net revenues for the three months ended December 31, 2020 were $2.1 million with cost of goods sold of $1.4 million resulting in a gross profit of $0.7 million, or approximately 35% gross margin, as compared to the three month period ended December 31, 2019 where net revenues were $1.3 million and cost of goods sold were $0.9 million producing a gross profit of $0.4 million, or approximately 31%. The increase in revenues is attributed to the acquisition of Printstock which contributed $0.8 million during the three month period ended December 31, 2020 and no contributing revenues for the three months ended December 31, 2019.

Expenses

General, administrative and selling expenses, including wages and marketing, for the three month periods ended December 31, 2020 and 2019 were $0.3 million and $0.2 million producing operating income of $0.4 million and $0.2 million, respectively, or approximately 18% net operating profit for the three months ended December 31, 2020 and 17% for the three months ended December 31, 2019. The depreciation expense and other income totaled approximately $0.1 million for the three months ended December 31, 2020 as compared to $0.1 million for the three months ended December 31, 2019.

Income

Income for the three months ended December 31, 2020, after expenses of approximately $0.4 million, resulted in an income of approximately $320 thousand before income tax provision of approximately $82 thousand resulted in a net income of approximately $238 thousand as compared to a net income of $157 thousand for the three months ended December 31, 2019. The increase in revenues and operating expenses during the current quarter are attributable to the acquisition of Printstock and its operating results.

For the Six Months Ended December 31, 2020, Compared to the Six Months Ended December 31, 2019

Revenue

Net revenues for the six months ended December 31, 2020 were $4.2 million with cost of goods sold of $3.0 million resulting in a gross profit of $1.2 million, or approximately 29% gross margin, as compared to the six month period ended December 31, 2019 where net revenues were $2.6 million and cost of goods sold were $1.8 million producing a gross profit of $0.8 million, or approximately 31%. The increase in revenues is attributed to the acquisition of Printstock which contributed $1.6 million during the six month period ended December 31, 2020 and no contributing revenues for the six months ended December 31, 2019.

Expenses

General, administrative and selling expenses, including wages and marketing, for the six month periods ended December 31, 2020 and 2019 were $0.7 million and $0.4 million producing operating income of $0.5 million and $0.4 million, respectively, or approximately 13% net operating profit for the six months ended December 31, 2020 and 15% for the six months ended December 31, 2019. The depreciation expense and other income totaled approximately $0.1 million for the six months ended December 31, 2020 as compared to $0.1 million for the six months ended December 31, 2019.

Income

Income for the six months ended December 31, 2020, after expenses of approximately $0.8 million, resulted in an income of approximately $435 thousand before income tax provision of approximately $105 thousand resulted in a net income of approximately $330 thousand as compared to a net income of $258 thousand for the six months ended December 31, 2019. The increase in revenues and operating expenses during the current quarter are attributable to the acquisition of Printstock and its operating results. Contributing to the lower net income percentage for the six month were the expenses associated with the acquisition of Printstock as well as the continuing negative effects of the COVID-19 pandemic on the New Zealand economy in general.

Security Systems - Brigadier Security Systems (2000) Ltd.

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

For the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Revenue

Net revenues for the three months ended December 31, 2020 were $0.6 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.3 million with a gross margin of approximately 50% as compared to the three months ended December 31, 2019 where net revenues were approximately $0.7 million with cost of goods sold of $0.3 million and a gross profit of $0.4 million, or approximately 53%. The decline in revenues is a direct result of the negative effects of the COVID-19 pandemic on the Company's ability to perform installation services at residential locations. Management believes that this is business deferred rather than lost, and expects that the eventual resolution of the pandemic will restore operations to their prior, or better, levels.

Expenses

General, administrative and selling expenses for the three months ended December 31, 2020 were $0.3 million producing an operating profit of $37 thousand or approximately 6% as compared to the three months ended December 31, 2019 where operating profits were $0.1 million, or approximately 12%, with general, administrative and selling expenses of $0.3 million.

Income

Other income (expense) comprised of depreciation, income tax, interest income, other income (expense) including taxable government subsidies due to COVID-19 of $44 thousand, impairment to inventory value, and gain on sale of assets totaled approximately ($5) thousand for the three months ended December 31, 2020 resulting in income after income taxes of approximately $32 thousand as compared to income after income taxes of approximately $65 thousand for the three months ended December 31, 2019 where other expense totaled approximately ($26) thousand.

For the Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

Revenue

Net revenues for the six months ended December 31, 2020 were $1.3 million with cost of goods sold recorded as approximately $0.6 million, resulting in a gross profit of approximately $0.7 million with a gross margin of approximately 52% as compared to the six months ended December 31, 2019 where net revenues were approximately $1.5 million with cost of goods sold of $0.7 million and a gross profit of $0.8 million, or approximately 53%. The decline in revenues is a direct result of the negative effects of the COVID-19 pandemic on the Company's ability to perform installation services at residential locations. Management believes that this is business deferred rather than lost, and expects that the eventual resolution of the pandemic will restore operations to their prior, or better, levels.

Expenses

General, administrative and selling expenses for the six months ended December 31, 2020 were $0.5 million producing an operating profit of $0.2 million or approximately 13% as compared to the six months ended December 31, 2019 where operating profits were $0.2 million, or approximately 15%, with general, administrative and selling expenses of $0.6 million.

Income

Other income (expense) comprised of depreciation, income tax, interest income, other income (expense) including taxable government subsidies due to COVID-19 of $150 thousand, impairment to inventory value, and gain on sale of assets totaled approximately $37 thousand for the six months ended December 31, 2020 resulting in income after income taxes of approximately $201 thousand as compared to income after income taxes of approximately $168 thousand for the six months ended December 31, 2019 where other expense totaled approximately ($66) thousand.

Beauty Products - Original Sprout

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

For the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Revenue

Net revenues for the three months ended December 31, 2020 were $1.1 million as compared to $0.9 million for the three months ended December 31, 2019. Cost of goods sold for the three months ended December 31, 2020 and 2019 were $0.6 million and $0.5 million, respectively, resulting in a gross profit of approximately $0.4 million and $0.4 million, respectively. The increase in revenues are attributed to a successful launch of additional online sales channels in response to the changing shopping habits of consumers, which were likely brought about due to restrictions imposed by the ongoing COVID-19 control efforts both domestically and internationally.

Expenses

General, administrative and selling expenses were approximately $0.4 million resulting in an operating loss of approximately ($11) thousand, as compared to $0.4 million of general, administrative and selling expenses resulting in $32 thousand for the three months ended December 31, 2019, or approximately 4%.

Income (Loss)

After consideration given to income tax provision, other income (expense), and depreciation expense, the net loss for the three months ended December 31, 2020 was approximately ($61) thousand as compared to ($58) thousand net loss from the prior year comparable period. The net loss was due, in part, to the expenses associated with the relocation of the warehouse and office facilities during the current quarter.

For the Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

Revenue

Net revenues for the six months ended December 31, 2020 were $2.0 million as compared to $1.9 million for the six months ended December 31, 2019. Cost of goods sold for the six months ended December 31, 2020 and 2019 were $1.2 million and $1.0 million, respectively, resulting in a gross profit of approximately $0.8 million and $0.9 million, respectively.

Expenses

General, administrative and selling expenses were approximately $0.8 million resulting in an operating income of approximately $0.1 million, or approximately 5%, as compared to $0.7 million of general, administrative and selling expenses resulting in $0.2 million for the six months ended December 31, 2019, or approximately 11%.

Income (Loss)

After consideration given to income tax provision, other income (expense), and depreciation expense, the net income for the six months ended December 31, 2020 was approximately $4 thousand as compared to $23 thousand income from the prior year comparable period. The decline in net income is attributed to the expense associated with the relocation of the warehouse and office facilities during the current quarter.

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
●

explore opportunities as may present themselves in the Fintech space, including the launch of services by Marygold and Marygold Advisory Services, and the creation of new corporate entities as focused subsidiary holdings.

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

As of December 31, 2020, we had $13.3 million of cash and cash equivalents on a consolidated basis as compared to $9.8 million as of June 30, 2020.

During the past five fiscal years combined, Concierge has invested approximately $8.2 million in cash towards purchasing and assimilating Gourmet Foods and its Printstock subsidiary, Brigadier Security Systems and the Original Sprout assets into the Concierge Technologies group of companies as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. We have also invested approximately $0.7 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $17 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

Borrowings

As of December 31, 2020, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $1.0 million as of June 30, 2020. Approximately US$391,262 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of December 31, 2020 is CD$18,336 (approximately US$14,380) and the long term principal amount due is CD$480,564 (approximately US$376,882). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended December 31, 2020 and 2019 was US$4,013 and US$4,064, respectively, and for the six months ended December 31, 2020 and 2019, was US$7,977 and $8,229, respectively. Concierge, without inclusion of its subsidiary companies, as of December 31, 2020 and June 30, 2020, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	December 31,	June 30,
	2020	2020
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Investments

Wainwright, from time to time, provides initial investments in the creation of ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2020 and June 30, 2020 we have no such investments. These investments are described further in Note 7 of the accompanying financial statements.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

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

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”).  The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff.  The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: February 16, 2021	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.