Form 10-Q
period 2021-03-31
CONCIERGE TECHNOLOGIES INC
filed 2021-05-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The registrant had 37,485,959 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on May 14, 2021. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	June 30, 2020
		(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,263,287	$9,813,188
Accounts receivable, net	1,222,900	717,841
Accounts receivable - related parties	2,051,589	2,610,917
Inventories	1,925,561	1,174,603
Prepaid income tax and tax receivable	559,248	857,793
Investments	1,827,652	1,820,516
Other current assets	434,296	603,944
Total current assets	22,284,533	17,598,802

Restricted cash	13,976	12,854
Property and equipment, net	1,529,537	1,197,192
Operating lease right-of-use asset	1,237,865	733,917
Goodwill	1,043,473	915,790
Intangible assets, net	2,423,201	2,541,285
Deferred tax assets, net	900,878	900,878
Other assets, long - term	540,160	523,607
Total assets	$29,973,623	$24,424,325

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,463,690	$2,843,616
Expense waivers – related parties	238,886	421,892
Operating lease liabilities, current portion	569,717	323,395
Notes payable - related parties	3,500	3,500
Loans - property and equipment, current portion	14,727	13,196
Total current liabilities	3,290,520	3,605,599

LONG TERM LIABILITIES
Notes payable - related parties	600,000	600,000
Loans - property and equipment, net of current portion	378,222	359,845
Operating lease liabilities, net of current portion	718,142	447,062
Deferred tax liabilities	329,984	261,923
Total long-term liabilities	2,026,348	1,668,830
Total liabilities	5,316,868	5,274,429

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 49,360 issued and outstanding at March 31, 2021 and 53,032 at June 30, 2020	49	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,485,959 shares issued and outstanding at March 31, 2021 and 37,412,519 at June 30, 2020	37,486	37,412
Additional paid-in capital	9,330,843	9,330,913
Accumulated other comprehensive income (loss)	208,085	(144,744)
Retained earnings	15,080,292	9,926,262
Total stockholders' equity	24,656,755	19,149,896
Total liabilities and stockholders' equity	$29,973,623	$24,424,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three-Month Periods Ended March 31,		For the Nine-Month Periods Ended March 31,
	2021	2020	2021	2020

Net revenue
Fund management - related party	$5,997,085	$2,986,503	$19,182,801	$8,866,790
Food products	2,015,529	1,257,205	6,212,698	3,827,564
Security systems	717,664	606,268	2,013,819	2,110,526
Beauty products and other	813,084	1,051,980	2,846,052	2,918,582
Net revenue	9,543,362	5,901,956	30,255,370	17,723,462

Cost of revenue	2,336,541	1,750,845	7,121,339	5,243,803

Gross profit	7,206,821	4,151,111	23,134,031	12,479,659

Operating expense
General and administrative expense	1,512,387	1,098,721	5,071,090	3,207,762
Fund operations	860,027	695,529	2,562,525	2,232,816
Marketing and advertising	689,939	604,163	2,227,322	1,811,249
Depreciation and amortization	178,588	148,131	521,584	447,955
Salaries and compensation	1,925,571	1,785,913	6,106,978	5,002,617
Total operating expenses	5,166,512	4,332,457	16,489,499	12,702,399

Income (loss) from operations	2,040,309	(181,346)	6,644,532	(222,740)

Other income (expense):
Other income (expense)	26,748	(40,224)	203,275	(61,797)
Interest and dividend income	6,730	23,806	22,193	76,078
Interest expense	(9,988)	(9,979)	(30,215)	(31,219)
Total other income (expense), net	23,490	(26,397)	195,253	(16,938)

Income (loss) before income taxes	2,063,799	(207,743)	6,839,785	(239,678)

(Provision) benefit of income taxes	(480,991)	190,507	(1,685,754)	202,420

Net income (loss)	$1,582,808	$(17,236)	$5,154,031	$(37,258)

Weighted average shares of common stock
Basic	37,474,535	37,412,519	37,432,889	37,383,246
Diluted	38,473,159	37,412,519	38,473,159	37,383,246

Net income (loss) per common share
Basic	$0.04	$(0.00)	$0.14	$(0.00)
Diluted	$0.04	$(0.00)	$0.13	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Net income (loss)	$1,582,808	$(17,236)	$5,154,031	$(37,258)

Other comprehensive income:
Foreign currency translation (loss) gain	(17,317)	(295,100)	352,829	(125,563)
Comprehensive income (loss)	$1,565,491	$(312,336)	$5,506,860	$(162,821)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTH PERIODS ENDING MARCH 31, 2021 AND MARCH 31, 2020

(UNAUDITED)

Period Ending March 31, 2021	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(144,744)	$9,926,262	$19,149,896
Gain on currency translation	-	-	-	-	-	72,714	-	72,714
Net income	-	-	-	-	-	-	2,219,434	2,219,434
Balance at September 30, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(72,030)	$12,145,696	$21,442,044
Gain on currency translation	-	-	-	-	-	297,432	-	297,432
Net income	-	-	-	-	-	-	1,351,788	1,351,788
Balance at December 31, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$225,402	$13,497,484	$23,091,264
Loss on currency translation	-	-	-	-	-	(17,317)	-	(17,317)
Conversion of preferred stock to common stock	(3,672)	(4)	73,440	74	(70)	-	-	-
Net income	-	-	-	-	-	-	1,582,808	1,582,808
Balance at March 31, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$208,085	$15,080,292	$24,656,755

Period Ending March 31, 2020	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2019	53,032	$53	37,237,519	$37,237	$9,178,838	$(175,659)	$8,152,861	$17,193,330
Gain on currency translation	-	-	-	-	-	33,949	-	33,949
Common stock issued for services	-	-	175,000	175.00	-	-	-	175
Common stock issued for services - earned(1)	-	-	-	-	37,366	-	-	37,366
Net income	-	-	-	-	-	-	54,892	54,892
Balance at September 30, 2019	53,032	$53	37,412,519	$37,412	$9,216,204	$(141,710)	$8,207,753	$17,319,712
Gain on currency translation	-	-	-	-	-	135,588	-	135,588
Common stock issued for services	-	-	-	-	-	-	-	-
Common stock issued for services - earned(1)	-	-	-	-	76,751	-	-	76,751
Net loss	-	-	-	-	-	-	(74,914)	(74,914)
Balance at December 31, 2019	53,032	$53	37,412,519	$37,412	$9,292,955	$(6,122)	$8,132,839	$17,457,137
Loss on currency translation	-	-	-	-	-	(295,100)	-	(295,100)
Common stock issued for services - earned(1)	-	-	-	-	37,958	-	-	37,958
Net loss	-	-	-	-	-	-	(17,236)	(17,236)
Balance at March 31, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(301,222)	$8,115,603	$17,182,759

The accompanying notes are an integral part of these consolidated financial statements.

(1)  See Shares Issued for Services contained in Note 12

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine-Month Periods Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,154,031	$(37,258)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	521,584	447,955
Stock based vendor compensation	-	152,250
Bad debt expense (recovery)	14,082	(197)
Impairment to inventory value	67,576	-
Unrealized (gain) loss on investments	(5,146)	44,409
Gain on disposal of equipment	(2,148)	-
Operating lease right-of-use asset - non-cash lease cost	420,948	303,851

Decrease (increase) in current assets:
Accounts receivable	(91,002)	77,244
Accounts receivable - related party	559,327	(25,020)
Prepaid income taxes and tax receivable	302,313	196,670
Inventories	(254,177)	(155,644)
Other current assets	47,336	(18,910)
Decrease (increase) in current liabilities:
Accounts payable and accrued expenses	(808,350)	(715,356)
Operating lease liabilities	(424,071)	(303,714)
Expense waivers - related party	(183,006)	56,965
Net cash provided by operating activities	5,319,297	23,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	(993,435)	-
Cash paid for internally developed software	-	(217,990)
Purchase of property and equipment	(41,074)	(455,064)
Proceeds from sale of property and equipment	2,148	-
Sale of investments	-	1,000,000
Purchase of investments	(492)	(1,040,767)
Net cash used in investing activities	(1,032,853)	(713,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property and equipment loans	-	370,220
Repayment of property and equipment loans	(25,394)	(89,666)
Net cash (used in) provided by financing activities	(25,394)	280,554

Effect of exchange rate change on cash and cash equivalents	190,171	(44,049)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,451,221	(454,071)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	9,826,042	6,495,251

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$14,277,263	$6,041,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$11,989	$12,926
Income taxes paid, net of refunds	$1,247,005	$159,363
Non-cash financing and investing activities:
Acquisition of operating right-of-use assets through operating lease obligations	$730,741	$1,150,916
Reclassification of acquisition deposit	$122,111	$-
Reclassification of building deposit from other current assets to property and equipment, net	$-	$178,276

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

●

Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly-owned New Zealand subsidiary company, Printstock Products Limited ("Printstock"), prints specialty wrappers for the food industry in New Zealand and Australia (collectively "Gourmet Foods").

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC,  ( collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of March 2021, and is estimated to launch commercial services in the current fiscal year. Through March 31, 2021, expenditures have been limited to developing the business model and the associated application development.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021 and June 30, 2020, the Company had $0 and $9,786, respectively, listed as doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of March 31, 2021 and June 30, 2020, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had no revenues and no significant transactions for the three and nine months ended March 31, 2021. Any transactions that did occur were combined with those of Concierge.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 43% and 47% of the total Brigadier revenues for the three and nine months ended March 31, 2021 as compared to 49% and 50% for the three and nine months ended March 31, 2020, respectively. The same customer accounted for approximately 39% and 40% of Brigadier's accounts receivable as of the balance sheet dates of March 31, 2021 and June 30, 2020, respectively.

Concierge, through Gourmet Foods, and now with the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. For the purpose of segment reporting (Note 16) both revenue streams are considered part of the same "food industry" segment.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery and food industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however the relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three months ended March 31, 2021, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 18% of baking sales revenues as compared to 20% for the three months ended March 31, 2020. For the nine months ended March 31, 2021, the largest customer accounted for approximately 18% of baking sales revenues as compared to 20% for the nine months ended March 31, 2020. This customer accounted for 17% of the baking accounts receivable at March 31, 2021 as compared to 15% as of June 30, 2020. The second largest in the grocery industry did not account for significant sales during the three and nine months ended March 31, 2021, however did account for 27% of the baking accounts receivable at March 31, 2021 as compared to 26% at June 30, 2020. In the gasoline convenience store market Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three months ended March 31, 2021 and 2020 accounted for approximately 50% and 44%, respectively, of baking gross sales revenues. The same consortium accounted for 50% and 43% of baking sales revenues for the nine months ended March 31, 2021 and 2020, respectively. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. The third category of independent retailers and cafes accounted for the balance of baking gross sales revenue, however one buying consortium accounted for 18% of baking accounts receivable as of March 31, 2021 as compared to 15% at June 30, 2020.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 29% and 26% of the printing sector revenues for the three and nine month periods ended March 31, 2021 and 18% of the printing sector accounts receivable as of March 31, 2021. A second customer accounted for 11% of the printing sector accounts receivable as of March 31, 2021. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the three and nine months ended March 31, 2021. There was no printing sector of Gourmet Foods in prior periods for comparison.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest customers accounted for 32%, 11% and 11% of Gourmet Foods' consolidated gross revenues for the three months ended March 31, 2021. For the nine months ended March 31, 2021, the largest customers accounted for 33%, 12% and 9% of consolidated revenues. Because Printstock was acquired during the current fiscal year, there is no relevant consolidated comparisons for the prior year period ended March 31, 2020. These same customers accounted for combined 18% of Gourmet Foods' consolidated accounts receivable as of March 31, 2021.

Concierge, through Original Sprout, has not historically been dependent upon any one customer or group of customers on an annualized basis, though due to timing of deliveries a customer may account for a significant portion of sales revenues during any particular period. For the three and nine month periods ended March 31, 2021, one customer accounted for 9% and 13%, respectively, of our sales revenues and 15% and 39%, respectively, of our accounts receivable as of March 31, 2021 and June 30, 2020. A second customer of less than significant sales accounted for 23% of our accounts receivable at March 31, 2021 as compared to 9% at June 30, 2020. A different customer accounted for 17% and 11% of our sales revenues for the three and nine months ended March 31, 2020, respectively. Original Sprout is partially dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, manufactures the products, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and nine month revenues as of March 31, 2021 and March 31, 2020 along with the accounts receivable at March 31, 2021 as compared with June 30, 2020 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2021		March 31, 2020
	Revenue		Revenue
Fund
USO	$3,813,588	64%	$1,659,435	56%
BNO	663,973	11%	153,554	5%
UNG	520,978	9%	688,156	23%
USCI	308,497	5%	322,162	11%
All Others	690,049	11%	163,196	5%
Total	$5,997,085	100%	$2,986,503	100%

	For the Nine Months Ended		For the Nine Months Ended
	March 31, 2021		March 31, 2020
	Revenue		Revenue
Fund
USO	$12,909,971	67%	$4,650,756	52%
BNO	2,060,809	11%	468,244	5%
UNG	1,664,761	9%	1,663,229	19%
USCI	774,913	4%	1,398,646	16%
All Others	1,772,347	9%	685,915	8%
Total	$19,182,801	100%	$8,866,790	100%

	As of March 31, 2021		As of June 30, 2020
	Accounts Receivable		Accounts Receivable
Fund
USO	$1,274,542	62%	$1,818,719	70%
BNO	224,019	11%	265,143	10%
All Others	553,028	27%	527,055	20%
Total	$2,051,589	100%	$2,610,917	100%

Inventories

Inventories, consisting primarily of food products, printing inks and supplies, and packaging in New Zealand, hair and skin care finished products and components in the U.S., and security system hardware in Canada, are valued at the lower of cost (determined on a FIFO basis) or net realizable value. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. For the nine months ended March 31, 2021 and 2020 impairment to inventory value was recorded as $67,576 and $0, respectively, and also includes inventory that has been scrapped due to obsolescence or damage.

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

Category	Estimated Useful Life (in years)
Building	39
Plant and equipment	5 to 10
Furniture and office equipment	3 to 5
Vehicles	3 to 5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three and nine month periods ended March 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is tested for impairment on an annual basis during the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no impairment recorded for the three and nine months ended March 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three and nine months ended March 31, 2021 and 2020.

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and printing of food wrappers in New Zealand, security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees are accrued. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Condensed Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three and nine months ended March 31, 2021, were approximately US$182,631 and US$538,436, or approximately 25% and 27%, respectively, of the total security system revenues as compared to $169,584 and $582,085 for the three and nine month periods ended March 31, 2020, respectively, or 28% of the total security system revenues. These revenues for the three and nine months ended March 31, 2021 account for approximately 2% of total consolidated revenues as compared to 3% for the three and nine month periods ended March 31, 2020. None of the other subsidiaries of the Company generate revenues from long term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended March 31, 2021 and 2020 were $0.7 million and $0.6 million, respectively. Marketing and advertising costs for the nine months ended March 31, 2021 and 2020 were $2.2 million and $1.8 million respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the nine months ended March 31, 2021 and 2020 a determination was made that no adjustments were necessary.

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

Diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended March 31, 2021
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,582,808	37,474,535	$0.04
Effect of dilutive securities
Preferred stock Series B	-	998,624	-
Diluted income per share	$1,582,808	38,473,159	$0.04

	For the Three Months Ended March 31, 2020
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss	$(17,236)	37,412,519	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted loss per share	$(17,236)	37,412,519	$(0.00)

	For the Nine Months Ended March 31, 2021
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$5,154,031	37,432,889	$0.14
Effect of dilutive securities
Preferred stock Series B	-	1,040,270	-
Diluted income per share	$5,154,031	38,473,159	$0.13

	For the Nine Months Ended March 31, 2020
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss	$(37,258)	37,383,246	$(0.00)
Effect of dilutive securities
Preferred stock Series B	-	-	-
Diluted loss per share	$(37,258)	37,383,246	$(0.00)

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	March 31,	June 30,
	2021	2020
Raw materials	$1,010,296	$288,422
Supplies and packing materials	184,115	174,636
Finished goods	731,150	711,545
Total inventories	$1,925,561	$1,174,603

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	June 30,
	2021	2020
Property and equipment	$2,133,873	$1,553,939
Furniture and office equipment	237,315	201,287
Vehicles	408,248	370,397
Land and building	605,208	559,362
Total property and equipment, gross	3,384,644	2,684,985
Accumulated depreciation	(1,855,107)	(1,487,793)
Total property and equipment, net	$1,529,537	$1,197,192

For the three and nine months ended March 31, 2021 depreciation expense for property, plant and equipment totaled $96,633 and $268,535, respectively, as compared to $64,157 and $195,174, respectively, for the three and nine months ended March 31, 2020.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31,	June 30,
	2021	2020
Customer relationships	$777,375	$700,252
Brand name	1,199,964	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	3,728,825	3,593,860
Less : accumulated amortization	(1,305,624)	(1,052,575)
Net intangibles	$2,423,201	$2,541,285

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

	March 31,	June 30,
	2021	2020
Customer relationships	$777,375	$700,252
Less: accumulated amortization	(347,739)	(282,304)
Total customer relationships, net	$429,636	$417,948

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

	March 31,	June 30,
	2021	2020
Brand name	$1,199,964	$1,142,122
Less: accumulated amortization	(199,593)	(169,406)
Total brand name, net	$1,000,371	$972,716

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of March 31, 2021, the fair value of the acquired domain names had been fully amortized.

	March 31,	June 30,
	2021	2020
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(33,744)
Total brand name, net	$-	$3,169

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

	March 31,	June 30,
	2021	2020
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(514,339)	(401,366)
Total recipes and formulas, net	$707,262	$820,235

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

	March 31,	June 30,
	2021	2020
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(207,040)	(165,755)
Total non-compete agreement, net	$67,942	$109,227

INTERNALLY DEVELOPED SOFTWARE

During the quarter ended March 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of March 31, 2021, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of March 31, 2021 and June 30, 2020, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three months ended March 31, 2021 and 2020 was $81,956 and $83,974, respectively. Total amortization expense for the intangible assets for the nine months ended March 31, 2021 and 2020 was $253,049 and $252,781, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2021	$81,468
2022	315,378
2023	295,077
2024	277,378
2025	262,114
Thereafter	1,191,786
Total	$2,423,201

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $434,296 as of March 31, 2021 and $603,944 as of June 30, 2020 are comprised of various components as listed below.

	As of March 31, 2021	As of June 30, 2020
Deposits and prepaid expenses	$410,715	$394,473
Other current assets	23,581	209,471
Total	$434,296	$603,944

Investments

Wainwright, from time to time, provides initial investment in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of March 31, 2021 and June 30, 2020, there were no investments in its ETP funds or investments requiring equity method investment accounting. As of March 31, 2021 and June 30, 2020, investments were approximately $1.8 million at each period end, respectively.

All of the Company's short-term investments are Level 1 as of March 31, 2021 and June 30, 2020. Investments measured at estimated fair value consist of the following as of March 31, 2021 and June 30, 2020:

	March 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,938	$5,161	$-	$1,050,099
Other short term investments	771,592	4,798	-	776,390
Other equities	1,421	-	(258)	1,163
Total short-term investments	$1,817,951	$9,959	$(258)	$1,827,652

	June 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,446	$5,161	$-	$1,049,607
Other short term investments	770,094	-	-	770,094
Other equities	1,421	-	(606)	815
Total short-term investments	$1,815,961	$5,161	$(606)	$1,820,516

During the nine months ended March 31, 2021 and 2020, there were no transfers between Level 1 and Level 2.

Restricted Cash

At March 31, 2021 and June 30, 2020, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$13,976 and US$12,854, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long term assets totaling $540,160 as of March 31, 2021 and $523,607 at June 30, 2020 were attributed to Wainwright and Original Sprout and consisted of

(i)

$500,000 as of March 31, 2021 and June 30, 2020 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the three months ended March 31, 2021 or year ended June 30, 2020;

(ii)	and $40,160 as of March 31, 2021 and $23,607 at June 30, 2020 representing lease deposits and prepayments.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for March 31, 2021 and June 30, 2020 were $1,043,473 and $915,790.

Goodwill is comprised of the following amounts:

	March 31,	June 30,
	2021	2020

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	275,311	147,628
Goodwill – Brigadier	351,345	351,345
Total	$1,043,473	$915,790

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment as of March 31, 2021 or as of June 30, 2020.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	June 30,
	2021	2020
Accounts payable	$1,443,779	$1,363,672
Accrued interest	141,901	105,315
Taxes payable	86,589	60,539
Accrued payroll, vacation and bonus payable	311,877	895,803
Accrued expenses	479,544	418,287
Total	$2,463,690	$2,843,616

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	March 31,	June 30,
	2021	2020

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and nine months ended March 31, 2021 was $5,987 and $18,227, respectively, as compared to $6,053 and $18,293, respectively, for the three and nine months ended March 31, 2020.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues for the three and nine months ended March 31, 2021 totaling $6.0 million and $19.2 million, respectively, as compared to $3.0 million and $8.9 million for the three and nine months ended March 31, 2020, respectively, were earned from these related parties. Accounts receivable, totaling $2.1 million  and $2.6 million, as of March 31, 2021 and as of June 30, 2020, respectively, were owed from these related parties. Fund expense waivers totaling $0.2 million and $0.8 million for the three and nine months ended March 31, 2021, respectively, as compared to $0.1 million and $0.2 million for the three and nine month periods ended March 31, 2020, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.2 million and $0.4 million as of March 31, 2021 and as of June 30, 2020, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

Brigadier entered into a loan agreement facilitating the purchase of their Saskatoon office land and building in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of March 31, 2021 is CD$18,526 (approximately US$14,727) and the long term principal amount due is CD$475,787 (approximately US$378,222). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended March 31, 2021 and 2020 was US$4,001 and US$3,926, respectively. Interest expense for the nine months ended March 31, 2021 and 2020 was US$11,981 and US$12,173, respectively.

NOTE 12.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible, under certain conditions, into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. There are 49,360 shares of Series B Voting, Convertible Preferred Stock outstanding as of March 31, 2021 and 53,032 as of June 30, 2020.

Shares Issued for Services

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provided for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company released a portion of the shares each month. For the nine month period ended March 31, 2021, the Company released no shares or incurred any expense as compared to the nine months ended March 31, 2020 where the Company incurred an expense of $152,075 attributed to the release of shares due to performance under the engagement and $175 recorded in the par value of common stock issued.

Accumulated Other Comprehensive Income (Loss)

The following table presents activity for the periods ending March 31, 2021 and June 30, 2020:

Balance as of June 30, 2019	$(175,659)
Foreign currency translation gain	30,915
Balance as of June 30, 2020	(144,744)
Foreign currency translation gain	352,829
Balance as of March 31, 2021	$208,085

NOTE 13.	BUSINESS COMBINATIONS

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

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the three and nine months ended March 31, 2020, assumes the acquisition of Printstock had occurred as of July 1, 2019, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Printstock been operated as part of the Company since July 1, 2019. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2020
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$5,901,956	$6,520,905	$17,723,462	$19,645,329
Net (loss) income	$(17,236)	$(30,752)	$(37,258)	$5,252
Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.00

NOTE 14.	INCOME TAXES

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

As of March 31, 2021, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the nine months ended March 31, 2021 and 2020.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of $481 thousand and a tax benefit of $191 thousand for the three months ended March 31, 2021 and 2020, respectively, and tax expense of $1.7 million and a tax benefit of $202 thousand for the nine months end March 31, 2021 and 2020, respectively. The effective tax rate for the nine-months ended March 31, 2021 and 2020 differed from the statutory rate primarily due to the mix of non-deductible items. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2016 through 2020 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2016 through 2020 remain open for examination by Canada and New Zealand authorities. As of March 31, 2021, there were no active taxing authority examinations.

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

The Company’s most significant leases are real estate leases of office, warehouse and production facilities. The remaining operating leases are primarily comprised of leases of printers and other equipment which are deemed insignificant. For all operating leases, the Company has elected the practical expedient permitted under Topic 842 to combine lease and non-lease components. As a result, non-lease components, such as common area or equipment maintenance charges, are accounted for as a single lease element. The Company does not have any finance leases. Certain of the Company's operating leases have renewal options. The Company recognizes a right-of-use asset and an operating lease liability related to renewal options when exercise of such options is deemed probable. The Company has determined that no renewals are probable as of March 31, 2021 and June 30, 2020, thus no amounts have been capitalized with respect to renewal options.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its newly acquired subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$23,198 (GST not included) translated to U.S. currency as of March 31, 2021. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,621 translated to U.S. currency as of March 31, 2021. Original Sprout currently leases office and warehouse space in San Clemente, CA and completed a move to new facilities during the month of December 2020. Accordingly, the pre-existing lease was terminated early on January 17, 2021 and the new 3-year facility lease expiring on November 30, 2023 includes one month rent free, resulting in only insignificant expense for rent overlap. Minimum monthly lease payments of approximately $20,125 commenced January 1, 2021. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,000 with increases annually.

For the three month periods ended March 31, 2021 and 2020, the combined lease payments of the Company and its subsidiaries totaled $201,801 and $102,872, respectively, and for the nine month periods ended March 31, 2021 and 2020 totaled $549,654 and $299,242, respectively. Lease payments are recorded under general and administrative expense in the Consolidated Statements of Income. As of March 31, 2021 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,237,865, recorded net of $49,993 in deferred rent and incentives, and $1,287,858 in total Operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2021	$179,161
2022	563,619
2023	485,917
2024	228,129
Total minimum lease payments	1,456,826
Less: present value discount	(168,968)
Total operating lease liabilities	$1,287,858

The weighted average remaining lease term for the Company's operating leases was 2.9 years as of March 31, 2021 and a weighted-average discount rate of 5.4% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$76,867) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,976) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Operations.

Other Agreements and Commitments

USCF manages four funds (BNO, CPER, UGA, UNL) which have expense waivers provisions, whereby USCF will reimburse funds when fund expenditure levels exceed certain threshold amounts. As of March 31, 2021 and June 30, 2020 the expense waiver payable was $0.2 million and $0.4 million, respectively. USCF has no obligation to continue such payments for these four funds into subsequent periods. Effective May 1, 2021 USCF will no longer continue with expense waiver reimbursements for BNO, CPER and UGA.

As Marygold builds out its application it enters into agreements with various service providers. As of March 31, 2021, Marygold has future payment commitments with its primary service vendors totaling $647,000 including $47,000 due in 2021 and approximately $300,000 due in 2022 and 2023, respectively.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising mainly from the ordinary course of their respective businesses. Currently, the legal proceedings pending against the Company and its subsidiaries are summarized in Part II, Item 1 of this quarterly report on Form 10-Q. As of March 31, 2021 and June 30, 2020, the Company has not accrued any liabilities for legal loss contingencies.

Retirement Plan

Concierge, through its wholly owned Wainwright subsidiary USCF, has a 401(k) Profit Sharing Plan covering its U.S. employees who who are over 21 years of age, who have completed a minimum of 1,000 hours of service and have worked for one of Concierge's U.S. wholly owned subsidiaries for 90 days or more. Participants may make contributions pursuant to a salary reduction agreement. In addition, Concierge, through its wholly owned U.S. subsidiaries, makes safe harbor matching contributions. Safe harbor contributions paid totaled approximately $113 thousand and $116 thousand for the nine months ended March 31, 2021 and 2020, respectively.

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

The following table presents a summary of identifiable assets as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020
Identifiable assets:
Corporate headquarters - including Marygold	$3,737,418	$3,024,690
U.S.A.: beauty products	4,107,400	3,611,471
U.S.A.: fund management	15,927,053	12,834,581
New Zealand: food industry	3,655,847	2,606,256
Canada: security systems	2,545,905	2,347,327
Consolidated total	$29,973,623	$24,424,325

The following table presents a summary of operating information for the three months ended March 31:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues from external customers:
U.S.A. : beauty products	$813,084	$1,051,980
U.S.A. : investment fund management - related party	5,997,085	2,986,503
New Zealand : food industry	2,015,529	1,257,205
Canada : security systems	717,664	606,268
Consolidated total	$9,543,362	$5,901,956

Net (loss) income:
Corporate headquarters - including Marygold	$(1,091,648)	$(199,995)
U.S.A. : beauty products	(120,060)	131,158
U.S.A. : investment fund management - related party	2,588,841	(81,678)
New Zealand : food industry	153,847	91,900
Canada : security systems	51,828	41,379
Consolidated total	$1,582,808	$(17,236)

(1) Provision for income tax (expense) benefit for the three months ended March 31, 2021 and 2020 were ($0.5) million and $0.2 million, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge Corporate reporting level. Income tax (expense) recorded at the Concierge Corporate level totaled ($0.4) million for the three months ended March 31, 2021, while a tax benefit of $0.2 million was recorded for the three months ended March 31, 2020.

The following table presents a summary of operating information for the nine months ended March 31:

	Nine Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2020
Revenues from external customers:
U.S.A. : beauty products	$2,846,052	$2,918,582
U.S.A. : investment fund management - related party	19,182,801	8,866,790
New Zealand : food industry	6,212,698	3,827,564
Canada : security systems	2,013,819	2,110,526
Consolidated total	$30,255,370	$17,723,462

Net (loss) income:
Corporate headquarters - including Marygold	$(3,553,556)	$(954,195)
U.S.A. : beauty products	(116,022)	154,307
U.S.A. : investment fund management - related party	8,087,112	204,691
New Zealand : food industry	485,974	349,387
Canada : security systems	250,522	208,552
Consolidated total	$5,154,030	$(37,258)

(1) Provision for income tax (expense) benefit for the nine months ended March 31, 2021 and 2020 are ($1.7) million and $0.2 million, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge Corporate level. Income tax (expense) recorded at the Concierge Corporate level totaled ($1.5) million for the nine months ended March 31, 2021, while a tax benefit of $0.3 million was recorded for the nine months ended March 31, 2020.

The following table presents a summary of net capital expenditures for the three month periods ended March 31:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$-	$1,575
U.S.A.: beauty products	4,967	126
U.S.A.: fund management	-	-
New Zealand: food industry	1,182	15,673
Canada: security systems	743	0
Consolidated	$6,892	$17,374

The following table presents a summary of net capital expenditures for the nine month periods ended March 31:

	Nine Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2020
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$653	$1,575
U.S.A.: beauty products	33,724	4,040
U.S.A.: fund management	-	-
New Zealand: food industry	417,979	57,711
Canada: security systems	(11,748)	570,014
Consolidated	$440,608	$633,340

The following table represents the property, plant and equipment in use at each of the Company's locations as of March 31, 2021 and June 30, 2020:

	As of March 31, 2021	As of June 30, 2020

Asset Location
Corporate headquarters - including Marygold	$17,744	$17,091
U.S.A. : beauty products	50,712	16,987
U.S.A. : investment fund management	-	-
New Zealand : food industry	2,324,627	1,721,195
Canada : security systems	991,561	929,712
Total	3,384,644	2,684,985
Less accumulated depreciation	(1,855,107)	(1,487,793)
Net property and equipment	$1,529,537	$1,197,192

NOTE 17.	SUBSEQUENT EVENTS

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC,  ( collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of March 2021, and estimated to launch commercial services in the current fiscal year. Through March 31, 2021, expenditures have been limited to developing the business model and the associated application development.

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

Results of Operations

Concierge and Subsidiaries

Financial summary and comparison data for the three and nine month periods ended March 31, 2021 and March 31, 2020.

The table below summarizes each of Concierges subsidiaries into one of two categories for the nine months ended March 31, 2021 and 2020. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses, including Marygold, are included in the Concierge Corporate columns.

	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
($'s in thousands)	For Nine Months Ended March 31,				For the Nine Months Ended March 31,				For the Nine Months Ended March 31,				For the Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change		2021	2020	Change		2021	2020	Change
				$%				$%				$%				$%
Revenue	$19,183	$8,867	$10,316	116%	$11,072	$8,856	$2,216	25%	-	-	-	-	$30,254	$17,723	$12,532	71%
% of total revenue	63%	50%	-	13%	37%	50%	-	(13)%	-	-	-	-	-	-	-	-%
Cost of revenue	-	-	-	-	7,121	5,244	1,878	36%	-	-	-	-	7,121	5,244	$1,877	36%
Gross profit	$19,183	$8,867	$10,316	116%	$3,950	$3,612	$338	9%	-	-	-	-	$23,133	$12,479	$10,654	85%
Operating expenses	11,084	8,655	2,429	28%	3,299	2,760	539	20%	2,106	1,287	819	64%	16,489	12,702	3,787	30%
% of total operating expenses	67%	68%	-	(1)%	20%	22%	-	(2)%	13%	10%	-	3%	-	-	-	-%
Income (loss) from operations	$8,099	$212	$7,887	3,720%	$651	$852	$(201)	(24)%	$(2,106)	$(1,287)	$(819)	(64)%	$6,644	$(223)	$6,867	3080%
Other (expense) / income	14	10	4	(40)%	190	(21)	211	1,005%	(8)	(6)	(2)	33%	196	(17)	213	1247%
Income (loss) before income taxes	$8,113	$222	$7,891	3,555%	$841	$831	$10	1%	$(2,114)	$(1,293)	$(819)	(63)%	$6,840	$(240)	$7,079	2950%

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue and Operating Income

Consolidated revenue for the three months ended March 31, 2021 was $9.5 million representing a $3.6 million increase from the same prior year period revenue of $5.9 million. Net revenues increased as a result of higher Fund AUM from our fund management business by approximately $3.0 million, or 101%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The Company's revenues derived from its other operating units increased by $0.6 million, or 22%, from the same prior year period, resulting in an overall increase in consolidated revenue of approximately 62%. Concierge produced an operating income for the three months ended March 31, 2021 of $2.0 million as compared to an operating loss of $181 thousand for the three months ended March 31, 2020. The increase in operating income was primarily attributable to higher fund management revenue from Wainwright due to higher AUM as well as the addition of the Printstock business in New Zealand.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2021 and 2020, were $23 thousand and ($27) thousand, respectively, resulting in net income (loss) before income taxes of $2.1 million and ($208) thousand, respectively.

Income Tax

Provision for income tax (expense) benefit for the three months ended March 31, 2021 and 2020 were ($481) thousand and $191 thousand, respectively, primarily attributable to our United States operations through our Wainwright subsidiary who recorded an income for the period ended March 31, 2021 as compared to a loss for the period ended March 31, 2020. The Company files income taxes as a combined group and records most income taxes at the Concierge level. Income tax (expense) recorded at the Concierge level totaled ($0.4) million for the three months ended March 31, 2021, while a tax benefit of $0.2 million was recorded for the three months ended March 31, 2020.

Net Income (Loss)

Overall, the net income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 increased by approximately $1.6 million. The increase in profits for the three months ended March 31, 2021 was primarily attributable to higher fund management revenue from Wainwright due to a higher amount of AUM, with only modest increases in variable operating expenses, and general and administrative costs resulting in a higher net income profit margins. All Other Operating Units contributed approximately $150 thousand of net income before tax representing a $134 thousand decrease from the same prior year period primarily as result of COVID-19. Offsetting the overall increase in net income were expenses of $441 thousand related to the startup of our new subsidiary, Marygold. After giving consideration to currency translation losses of ($17) thousand our comprehensive income for the three months ended March 31, 2021 was $1.6 million as compared to the three months ended March 31, 2020 where there was a currency translation losses of $295 thousand resulting in comprehensive loss of ($312) thousand. Comprehensive gains and losses are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

For the Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

Revenue and Operating Income

Consolidated revenue for the nine months ended March 31, 2021 was $30.2 million representing a $12.5 million increase from the same prior year period revenue of $17.7 million. Net revenues increased from our fund management business as a result of higher AUM by approximately $10.3 million, or 116%, for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020. The Company's revenues derived from its other operating units increased by $2.2 million, or 25%, from the same prior year period, resulting in an overall increase in consolidated revenue of approximately 71%. Concierge produced an operating income for the nine months ended March 31, 2021 of $6.6 million as compared to an operating loss of ($223) thousand for the nine months ended March 31, 2020. The increase in operating income was primarily attributable to higher fund management revenue from Wainwright due to higher AUM as well as the addition of the Printstock business in New Zealand.

Other Income (Expense)

Other income (expense) for the nine months ended March 31, 2021 and 2020, were $195 thousand and ($17) thousand, respectively, resulting in net income (loss) before taxes of $6.8 million and ($240) thousand, respectively.

Income Tax

Provision for income tax (expense) benefit for the nine months ended March 31, 2021 and 2020 were ($1.7) million and $202 thousand, respectively, primarily attributable to our United States operations through our Wainwright subsidiary who recorded an income for the period ended March 31, 2021 as compared to a loss for the period ended March 31, 2020. The Company files income taxes as a combined group and records most income taxes at the Concierge level. Income tax (expense) recorded at the Concierge level totaled ($1.5) million for the nine months ended March 31, 2021, while a tax benefit of $0.3 million was recorded for the nine months ended March 31, 2020.

Net Income (Loss)

Overall, the net income for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 increased by approximately $5.2 million. The increase in profits for the nine months ended March 31, 2021 was primarily attributable to higher fund management revenue from Wainwright due to a higher amount of AUM, with only modest increases in variable operating expenses, and general and administrative costs resulting in a higher net income profit margins. All Other Operating Units contributed approximately $841 thousand of net income before income tax representing a $12 thousand increase from same prior year period, attributed primarily to the addition of Printstock operations to current year earnings. Offsetting increases in net income were expenses of $1.1 million related to the startup of our new subsidiary, Marygold & Co. After giving consideration to currency translation gains of $353 thousand our comprehensive income for the nine months ended March 31, 2021 was $5.5 million as compared to the nine months ended March 31, 2020 where there was a currency translation loss of ($126) thousand resulting in comprehensive loss of ($163) thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Investment Fund Management - Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate ten exchange-traded products ("ETPs") and exchange traded funds (“ETFs”) listed on the NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $5.1 billion assets under management as of March 31, 2021. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

USCF is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and the USCF Funds Trust (“USCF Funds Trust”):

USCF as General Partner for the following funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
USCF as fund Sponsor - each a series within the USCF Funds Trust
USCF Funds Trust (“USCF Funds Trust”)	A series trust formed in Delaware March 2016
United States 3X Oil Fund (“USOU”)	A commodity pool formed in May 2017 and made public July 2017; Liquidated December 2019
United States 3X Short Oil Fund (“USOD”)	A commodity pool formed in May 2017 and made public July 2017; Liquidated December 2019

USCF Advisers serves as the investment adviser to the fund(s) listed below within the Trusts and has overall responsibility for the general management and administration for the Trusts. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for the Trusts’ fund(s) and manages the investment of the assets.

Advisers as fund manager for each series within the USCF ETF Trust:
USCF ETF Trust (“ETF Trust”)	Organized as a Delaware statutory trust in November 2013
USCF SummerHaven SHPEI Index Fund ("BUY")	Fund launched November 2017; Liquidated October 2020
USCF SummerHaven SHPEN Index Fund ("BUYN")	Fund launched November 2017; Liquidated May 2020
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021

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

For the Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

Revenue

Average AUM for the three months ended March 31, 2021 was at $4.8 billion, as compared to approximately $2.3 billion from the three months ended March 31, 2020 primarily due to an increase in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees increased by approximately $3.0 million, or 101%, to $6.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 where revenues from management and advisory fees totaled $3.0 million.

Expenses

Wainwright’s total operating expenses for three months ended March 31, 2021 increased by $0.3 million to $3.4 million, or approximately 12%, from $3.1 million for the three months ended March 31, 2020. Variable expenses, as described above, increased by $0.4 million over the respective three-month period due to higher AUM which increased variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs. General and administrative ("G&A") expenses, excluding new fund development cost, were remained at $0.6 million for the three months ended March 31, 2021 and March 31, 2020. G&A expenses had increases in fund expense waivers as a result of higher AUM during the quarter but were offset with lower T&E expenses. Total marketing expenses increased $0.1 million to $0.6 million for the three months ended March 31, 2021 as compared to the prior year period due to an increase in variable distribution costs as a result of higher AUM as mentioned above, partially offset by decreases in advertising and marketing conference spend. Employee salaries and benefit compensation expenses were approximately $1.2 million for both three month periods ended March 31, 2021 and  March 31, 2020. Operations expenses increased by $0.2 million due to higher AUM.

Income

Income before income taxes for the three months ended March 31, 2021 increased $2.7 million to a $2.6 million compared to ($0.1) million  loss for three months ended March 31, 2020 due to $3.0 million increase in revenue as a result of higher AUM, offset by a $0.3 million increase in operating expenses

For the Nine Months Ended March 31, 2021, Compared to the Nine Months Ended March 31, 2020

Revenue

Average AUM for the nine months ended March 31, 2021 was at $5.1 billion, as compared to approximately $2.2 billion from the nine months ended March 31, 2020 primarily due to an increase in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees increased by approximately $10.3 million, or 116%, to $19.2 million for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 where revenues from management and advisory fees totaled $8.9 million.

Expenses

Wainwright’s total operating expenses for the nine months ended March 31, 2021 increased by $2.4 million to $11.1 million, or approximately 28%, from $8.7 million for the nine months ended March 31, 2020. Variable expenses, as described above, increased by $1.2 million over the respective nine-month period due to higher AUM which increased variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs, and partially offset by a reduction in sub-advisory fees. G&A expenses, excluding new fund development cost, were $2.4 million and $1.4 million for the nine months ended March 31, 2021 and March 31, 2020, respectively. G&A, excluding fund development costs, expenses increased $1.0 million due to increases in legal and professional fees as well as increases in fund expense waivers as a result of higher AUM during the quarter. Total marketing expenses increased $0.6 million to $1.9 million for the nine months ended March 31, 2021 as compared to the prior year period due to an increase in variable distribution costs as a result of higher AUM as mentioned above, partially offset by decreases in advertising and marketing conference spend. Employee salaries and benefit compensation expenses were approximately $3.9 million and $3.3 million for the nine months ended March 31, 2021 and March 31, 2020, respectively due to bonuses earned in 2021 and none in 2020. Operations expenses increased by $0.3 million due to higher AUM and new fund development costs decreased $0.1 million in the current quarter compared to the prior year quarter.

Income

Income before income taxes for the nine months ended March 31, 2021 increased $7.9 million to a $8.1 million compared to $0.2 million for nine months ended March 31, 2020 due to a $10.3 million increase in revenue as a result of higher AUM, offset by a $2.4 million increase in operating expenses.

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

For the Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

Revenue

Net revenues for the three months ended March 31, 2021 were $2.0 million with cost of goods sold of $1.4 million resulting in a gross profit of $0.6 million, or approximately 30% gross margin, as compared to the three month period ended March 31, 2020 where net revenues were $1.3 million and cost of goods sold were $0.9 million producing a gross profit of $0.4 million, or approximately 31%. The increase in revenues is attributed to the acquisition of Printstock which contributed $1.1 million during the three month period ended March 31, 2021 and no contributing revenues for the three months ended March 31, 2020.

Expenses

General, administrative and selling expenses, including wages and marketing, for the three month periods ended March 31, 2021 and 2020 were $0.3 million and $0.2 million producing operating income of $0.3 million and $0.2 million, respectively, or approximately 13% net operating profit for the three months ended March 31, 2021 and 12% for the three months ended March 31, 2020. The depreciation expense and other income totaled approximately $0.1 million for the three months ended March 31, 2021 as compared to $0.1 million for the three months ended March 31, 2020.

Income

Income for the three months ended March 31, 2021, after expenses of approximately $0.3 million, resulted in an income of approximately $203 thousand before income tax provision of approximately $48 thousand resulted in a net income of approximately $124 thousand as compared to a net income of $92 thousand for the three months ended March 31, 2020. The increase in revenues and operating expenses during the current quarter are attributable to the acquisition of Printstock and its operating results.

For the Nine Months Ended March 31, 2021, Compared to the Nine Months Ended March 31, 2020

Revenue

Net revenues for the nine months ended March 31, 2021 were $6.2 million with cost of goods sold of $4.4 million resulting in a gross profit of $1.8 million, or approximately 29% gross margin, as compared to the nine month period ended March 31, 2020 where net revenues were $3.8 million and cost of goods sold were $2.7 million producing a gross profit of $1.1 million, or approximately 30%. The increase in revenues is attributed to the acquisition of Printstock which contributed $2.7 million during the nine month period ended March 31, 2021 and no contributing revenues for the nine months ended March 31, 2020.

Expenses

General, administrative and selling expenses, including wages and marketing, for the nine month periods ended March 31, 2021 and 2020 were $1.0 million and $0.6 million producing operating income of $0.8 million and $0.5 million, respectively, or approximately 13% net operating profit for the nine months ended March 31, 2021 and 14% for the nine months ended March 31, 2020. The depreciation expense and other income totaled approximately $0.2 million for the nine months ended March 31, 2021 as compared to $0.2 million for the nine months ended March 31, 2020.

Income

Income for the nine months ended March 31, 2021, after expenses of approximately $1.2 million, resulted in an income of approximately $637 thousand before income tax provision of approximately $153 thousand resulted in a net income of approximately $484 thousand as compared to a net income of $349 thousand for the nine months ended March 31, 2020. The increase in revenues and operating expenses during the current quarter are attributable to the acquisition of Printstock and its operating results. Contributing to the lower net income percentage for the nine months were the expenses associated with the acquisition of Printstock as well as the continuing negative effects of the COVID-19 pandemic on the New Zealand economy in general.

Security Systems - Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems, founded in 1985, is a leading electronic security company in the province of Saskatchewan.  Brigadier Security Systems has offices located in the urban areas of Saskatchewan, Brigadier Security in Saskatoon, and operating as Elite Security in Regina. The company has a combined industry experience of over 135 years. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools, and public buildings. Their experience as the provider of choice on many large notable sites shows a commitment to design, service and support.   Brigadier specializes, and is certified, in several major manufacturers’ products: Honeywell Security, Panasonic, Avigilon and JCI/DSC/Kantech security products. The company and staff are recognized for dedication to customer service with annual awards from SecurTek including being recipients of the Customer Retention, Service Excellence, and overall best dealer with the President’s Award.  The company demonstrates a commitment to delivering outstanding quality to customers by the notable facilities, businesses, and homes they secure.

Brigadier Security Systems is an authorized SecurTek dealer. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

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

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

Net revenues for the three months ended March 31, 2021 were $0.7 million with cost of goods sold recorded as approximately $0.4 million, resulting in a gross profit of approximately $0.3 million with a gross margin of approximately 49% as compared to the three months ended March 31, 2020 where net revenues were approximately $0.6 million with cost of goods sold of $0.3 million and a gross profit of $0.3 million, or approximately 54%. The decline in revenues is a direct result of the negative effects of the COVID-19 pandemic on the Company's ability to perform installation services at residential locations. Management believes that this is business deferred rather than lost, and expects that the eventual resolution of the pandemic will restore operations to their prior, or better, levels.

Expenses

General, administrative and selling expenses for the three months ended March 31, 2021 were $0.3 million producing an operating profit of $0.1 million or approximately 11% as compared to the three months ended March 31, 2020 where operating profits were $0.1 million, or approximately 13%, with general, administrative and selling expenses of $0.3 million.

Income

Other expenses comprised of depreciation, income tax, interest income, other income (expense) totaled approximately ($19) thousand for the three months ended March 31, 2021 resulting in income after income taxes of approximately $58 thousand as compared to income after income taxes of approximately $41 thousand for the three months ended March 31, 2020 where other expense totaled approximately ($17) thousand.

For the Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

Revenue

Net revenues for the nine months ended March 31, 2021 were $2.0 million with cost of goods sold recorded as approximately $1.0 million, resulting in a gross profit of approximately $1.0 million with a gross margin of approximately 51% as compared to the nine months ended March 31, 2020 where net revenues were approximately $2.1 million with cost of goods sold of $1.0 million and a gross profit of $1.1 million, or approximately 53%. The decline in revenues is a direct result of the negative effects of the COVID-19 pandemic on the Company's ability to perform installation services at residential locations. Management believes that this is business deferred rather than lost, and expects that the eventual resolution of the pandemic will restore operations to their prior, or better, levels.

Expenses

General, administrative and selling expenses for the nine months ended March 31, 2021 were $0.8 million producing an operating profit of $0.2 million or approximately 12% as compared to the nine months ended March 31, 2020 where operating profits were $0.3 million, or approximately 14%, with general, administrative and selling expenses of $0.8 million.

Income

Other income (expense) comprised of depreciation, income tax, interest income, other income (expense) including taxable government subsidies due to COVID-19 of approximately $150 thousand, impairment to inventory value, and gain on sale of assets totaled approximately $19 thousand for the nine months ended March 31, 2021 resulting in income after income taxes of approximately $260 thousand as compared to income after income taxes of approximately $209 thousand for the nine months ended March 31, 2020 where other expense totaled approximately ($82) thousand.

Beauty Products - Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company's website. The company operates from warehouse and sales offices located in San Clemente, CA, USA. As a result of the ongoing COVID-19 pandemic, Original Sprout has made adjustments to its primary channels to market. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas in the current environment of social distancing and closures of retail businesses the company found a significant drop in sales volumes as consumers avoided traditional sales outlets. In response to this trend, Original Sprout has established new sales channels with online retailers and also encouraged those national retail chains who stock the product to also make it available at online shopping carts. The positive effects of this transition are now being realized while at the same time the negative effects of the pandemic on the wholesale distribution business continues to increase. The result is that sales overall have been relatively stable during the pandemic, though derived from different sources. Contributing to lower profit margins and higher expenses during the current fiscal year are the costs of relocating to a larger facility during December and January, the disposal of obsolete product, the transition to new packaging and new product development.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

Net revenues for the three months ended March 31, 2021 were $0.8 million as compared to $1.1 million for the three months ended March 31, 2020. Cost of goods sold for the three months ended March 31, 2021 and 2020 were $0.5 million and $0.6 million, respectively, resulting in a gross profit of approximately $0.3 million and $0.5 million, respectively. The decrease in revenues are attributed to a decline in wholesale and retail distribution in response to the changing shopping habits of consumers, which were likely brought about due to restrictions imposed by the ongoing COVID-19 control efforts both domestically and internationally.

Expenses

General, administrative and selling expenses were approximately $0.4 million resulting in an operating loss of approximately ($74) thousand, as compared to $0.3 million of general, administrative and selling expenses resulting in operating income of $184 thousand for the three months ended March 31, 2020, or approximately 17%. The higher operating expenses during the current quarter where primarily attributed to the cost of relocating facilities.

Income (Loss)

After consideration given to income tax provision, other income (expense), and depreciation expense, the net loss for the three months ended March 31, 2021 was approximately ($120) thousand as compared to 131 thousand net income from the prior year comparable period. The net loss was due, in part, to the expenses associated with the relocation of the warehouse and office facilities during the current quarter coupled with the disposal of obsolete packaging and component parts inventories.

For the Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

Revenue

Net revenues for the nine months ended March 31, 2021 were $2.8 million as compared to $2.9 million for the nine months ended March 31, 2020. Cost of goods sold for the nine months ended March 31, 2021 and 2020 were $1.7 million and $1.6 million, respectively, resulting in a gross profit of approximately $1.1 million and $1.3 million, respectively.

Expenses

General, administrative and selling expenses were approximately $1.1 million resulting in an operating income of approximately $35 thousand, or approximately 1%, as compared to $0.9 million of general, administrative and selling expenses resulting in operating income of $0.4 million for the nine months ended March 31, 2020, or approximately 13%.

Income (Loss)

After consideration given to income tax provision, other income (expense), and depreciation expense, the net loss for the nine months ended March 31, 2021 was approximately ($116) thousand as compared to $154 thousand net income from the prior year comparable period. The decline in net income is primarily attributed to the expense associated with the relocation of the warehouse and office facilities during the current quarter.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is in the initial stages of transitioning from a largely boutique offering distributed through specialty wholesalers to a more mainstream product available at traditional outlets and online and as such we anticipate measurable growth in revenues for the coming years, though there may be one-time initial expenses associated with the launch of new sales channels. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including the printing and sale of food wrappers by their newly acquired subsidiary, Printstock. Wainwright will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector through its development stage subsidiary Marygold and Co. In a more general sense, the Company is characterizing its business in two categories: 1) financial services and 2) other operating units. The purpose is to isolate the cyclical nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

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

As of March 31, 2021, we had $14.3 million of cash and cash equivalents on a consolidated basis as compared to $9.8 million as of June 30, 2020.

During the past five fiscal years combined, Concierge has invested approximately $8.2 million in cash towards purchasing and assimilating Gourmet Foods and its Printstock subsidiary, Brigadier Security Systems and the Original Sprout assets into the Concierge Technologies group of companies as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. We have also invested approximately $1.1 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $19 million and our position has strengthened year-to-year. Management forecasts Wainwright, Gourmet Foods, Brigadier and Original Sprout to all produce a profit during the coming fiscal year and the realization of those profits by Concierge is not expected to be significantly impacted by foreign currency fluctuations against the U.S. dollar during the period. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

Borrowings

As of March 31, 2021, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $1.0 million as of June 30, 2020. Approximately US$392,949 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of March 31, 2021 is CD$18,526 (approximately US$14,727) and the long term principal amount due is CD$475,787 (approximately US$378,222). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended March 31, 2021 and 2020 was US$4,001 and US$3,926, respectively, and for the nine months ended March 31, 2021 and 2020, was US$11,981 and $12,173, respectively. Concierge, without inclusion of its subsidiary companies, as of March 31, 2021 and June 30, 2020, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	March 31,	June 30,
	2021	2020
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Investments

Wainwright, from time to time, provides initial investments in the creation of ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2021 and June 30, 2020 we have no such investments. These investments are described further in Note 7 of the accompanying financial statements.

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

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below there are no pending legal proceedings against the Company. USCF, is an indirect wholly owned subsidiary of the Company.  USCF, as the general partner of USO and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and has moved for their dismissal.

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

The Court entered and consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit Number	Description of Document

3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010 [1].
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017 [2].
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 [2].
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

# Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed herewith.
[1]Previously filed with Report on Form 10-K on October 8, 2010 and incorporated by reference herein.
[2]Previously filed with Definitive Proxy Materials on Schedule 14A on February 28, 2017 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: May 14, 2021	By:	/s/ Nicholas Gerber
Nicholas Gerber
Chief Executive Officer, Principal Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.