Form 10-K
period 2021-06-30
CONCIERGE TECHNOLOGIES INC
filed 2021-09-22
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29913

Concierge Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)		90-1133909 (IRS Employer Identification No.)
120 Calle Iglesia Unit B San Clemente, CA 92672 (Address of principal executive offices) (Zip Code) Tel: 866.800.2978 (Registrant's telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,688,869 based upon the per share price of $1.26, as reported by our trading exchange platform, OTC Markets, for the common stock as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of September 20, 2021, there were 37,485,959 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.  In addition, we have 49,360 shares of Series B Convertible, Voting, Preferred Stock issued and outstanding on September 20, 2021. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the outcome of the class action litigation and investigations by the Securities Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”) against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, Wainwright Holdings, and other related parties, as disclosed under “Item 3. Legal Proceedings”;
●

our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability; and the impact of the COVID-19 pandemic thereon;

●	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs; and the impact of the COVID-19 pandemic thereon;
●

our operating subsidiaries' ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;

●	the evolution of technologies affecting our operating subsidiaries' products and markets;
●	our operating subsidiaries' ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	our operating subsidiaries' ability to successfully penetrate enterprise markets; and the impact of the COVID-19 pandemic thereon;
●	our operating subsidiaries' ability to successfully expand in our existing markets and into new markets, including international markets; and the impact of the COVID-19 pandemic thereon;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	worldwide economic conditions, including the economic disruption imposed by the COVID-19 pandemic, and their impact on spending; and
●	and our operating subsidiaries' ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

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

General

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are summarized as follows:

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, and is still in the development stage as of June 30, 2021. Through June 30, 2021, expenditures were limited to developing the business model and the associated application development.

Concierge manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by Concierge’s management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. Concierge’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. Concierge's corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed. Across Concierge and its subsidiaries the Company employs 111 people.

Subsidiary Business Overview

Wainwright

On December 9, 2016, we acquired all of the issued and outstanding stock in Wainwright. Wainwright wholly owns both USCF and USCF Advisers, which collectively operate 10 exchange traded products (“ETPs”) and exchange traded funds (“ETFs”), each of which has its shares listed on the NYSE Arca, Inc. ("NYSE Arca").  The ETPs and ETFs managed by USCF and USCF Advisers have a total of approximately $4.5 billion in assets under management as of June 30, 2021. Wainwright receives revenues as a result of its ownership of USCF and USCF Advisers, which provides investment management and advisory services in exchange for management fees charged against the ETPs and ETFs. The ETPs and ETFs managed by USCF and USCF Advisers invest in a broad base index or single commodity, particularly in oil, natural gas, gasoline and metals. We acquired Wainwright in a stock-for-stock exchange for (i) 27,293,333 shares of our common stock and (ii) 311,804 shares of our Series B Convertible Preferred stock (which preferred shares are convertible into approximately 6,236,079 shares of Company Common Stock).

USCF currently serves as the General Partner or the Sponsor to the following commodity pools, each of which is currently conducting a public offering of its shares pursuant to the Securities Act of 1933, as amended:

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
USCF as fund Sponsor - each a series within the United States Commodity Index Funds Trust ("USCIF Trust")
United States Commodity Index Fund ("USCI") Series of the USCIF Trust created in April 2010
United States Copper Index Fund (“CPER”) Series of the USCIF Trust created in November 2010

In addition, USCF served as a Sponsor to the USCF Funds Trust, a Delaware Statutory Trust that initially launched two series – United States 3X Oil Fund and United States 3X Short Oil Fund – both of which were liquidated in December 2019.

USCF Advisers, a registered investment adviser, serves as the investment adviser to the funds listed below within the USCF ETF Trust (the “ETF Trust”) and has overall responsibility for the general management and administration for the ETF Trust. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for each of series within the ETF Trust and manages the investment of the assets.

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021

In addition, USCF Advisers previously served as the investment adviser to the USCF SummerHaven SHPEI Index Fund, which launched in November 2017 and was liquidated in October 2020, and USCF SummerHaven SHPEN Index Fund, which launched in November 2017 and was liquidated in May 2020.

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers are collectively referred to as the “Funds” hereafter.

For the year ended June 30, 2021 approximately 84% of Wainwright’s revenue were attributed to its three largest funds which were United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Brent Oil Fund, LP as compared to the year ended June 30, 2020 with approximately 86% of the revenue attributed to United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Commodity Index Fund.

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

Regulation

Wainwright’s operating subsidiaries, USCF and USCF Advisers, are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act of 1936, as amended (the “CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended, and is also registered as a CPO under the CEA. Public offerings conducted by ETPs sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933, as amended and each ETP has SEC reporting obligations under the Securities Exchange Act of 1934, as amended. The series of the ETF Trust managed by USCF Advisers are registered investment companies under the Investment Company Act of 1940, as amended.

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

Products and Customers

Concierge, through Gourmet Foods, and following the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. While these major groups are comprised of different customers and supply chains, we consider the consolidation of Gourmet Foods with Printstock to be within the food industry as Printstock only supplies the food industry manufacturers, some of which are competitors to Gourmet Foods, and the inclusion of Printstock to the Gourmet Foods operations does not extend its presence beyond the food industry. Therefore, for the purpose of segment reporting (Note 15), both revenue streams are considered part of the same "food industry" segment.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the year ended June 30, 2021, Gourmet Foods’ largest customer in the grocery and food industry, who operates through a number of independently branded stores, accounted for approximately 18% of baking sales revenues as compared to 20% for the year ended June 30, 2020. This customer accounted for 19% of the baking accounts receivable at June 30, 2021 as compared to 15% as of June 30, 2020. The second largest customer in the grocery and food industry did not account for significant sales during the years ended June 30, 2021 and 2020. However, this customer did account for 27% of baking accounts receivable as of June 30, 2021 and 2020.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the years ended June 30, 2021 and 2020 accounted for approximately 49% and 45%, respectively, of baking gross sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ baking accounts receivable, however as a group they collectively accounted for 22% and 19% of baking accounts receivable as of June 30, 2021 and 2020, respectively. A second consortium of gasoline convenience stores accounted for 23% and 15% of baking accounts receivable as of June 30, 2021 and June 30, 2020, respectively. No single member of this consortium was a significant contributor to Gourmet Foods' sales revenues, but as a group they contributed 9% of the baking sales revenues for the years ended June 30, 2021 and 2020.

The third major customer group is independent retailers and cafes, which accounted for the balance of baking gross sales revenue, however no single customer in this group was a significant contributor of baking sales revenues or baking accounts receivable as of and for the years ended June 30, 2021 and 2020.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 33% of the printing sector revenues and 40% of the printing sector accounts receivable as of and for the year ended June 30, 2021. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the year ended June 30, 2021. The acquisition of Printstock Products Limited occurred on July 1, 2020; therefore, there are no results for the prior year to compare to the year ended June 30, 2021.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 32%, 12% and 12% of Gourmet Foods' consolidated gross revenues for the year ended June 30, 2021. Because Printstock was acquired on July 1, 2020, there is no relevant consolidated comparisons for the prior year period ended June 30, 2020. These same customers accounted for 26% of the consolidated accounts receivable of Gourmet Foods as of June 30, 2021, with no single customer accounting for more than 10% of Gourmet Foods' consolidated accounts receivable for the period.

Sources and Availability of Materials

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Competition

Gourmet Foods faces competition from other commercial-scale manufacturers of meat pies located in New Zealand and Australia. Competitors’ products may be more effective, or more effectively marketed and sold, than any products Gourmet Foods may commercialize. Larger competitors in New Zealand also enjoy a wider and more entrenched market share making it particularly difficult for us to penetrate certain market segments and, even if penetrated, might make it difficult to maintain. In an effort to expand its market presence and limit competitive interference, Gourmet Foods from time to time attempts to acquire other commercial-scale manufacturers of meat pies or confections. Gourmet Foods has also collapsed a portion of its supply chain by acquiring Printstock, who prints the food wrappers utilized by Gourmet Foods. Printstock, in turn, also faces competition from other New Zealand-based printing companies who offer similar services to the food production industry.

Seasonality

The location of Gourmet Foods in the southern hemisphere provides it with a warm Christmas holiday season and some increased business as customers tend to be traveling and purchase more ready-to-eat foods. Although this increase in sales is observable, it is not deemed significant and the opposing seasons to the northern hemisphere work to offset any corresponding down turn in revenues for Brigadier, our Canadian subsidiary, during winter months. Overall, Concierge's consolidated business does not experience any material seasonality due to Gourmet Foods.

Regulation

In New Zealand our subsidiary, Gourmet Foods, is required to have certain permits from health regulatory agencies and export permits for certain products it chooses to export. Gourmet Foods is also subject to local regulations as are usual and customary for those in the food processing, manufacturing and distribution business. Gourmet Foods believes it has all necessary licenses and permits and is compliant in all material respects with New Zealand laws and local regulations.

Intellectual Property

Gourmet Foods, Ponsonby Pies and Pat’s Pantry are all registered trademarks of Gourmet Foods, Ltd.

Employees

Gourmet Foods, including Printstock, employs approximately 63 persons in New Zealand.

Brigadier

On June 2, 2016, we acquired all of the issued and outstanding stock in Brigadier, a Canadian corporation headquartered in Saskatoon, Saskatchewan. Brigadier sells and installs alarm monitoring and security systems to commercial and residential customers under the brand names "Brigadier Security Systems" and "Elite Security" throughout the province of Saskatchewan with offices in Saskatoon and Regina.

Services, Products and Customers

Brigadier, founded in 1985, is a leading electronic security company in the province of Saskatchewan. Brigadier has two offices located in the urban areas of Saskatchewan, Brigadier Security Systems in Saskatoon, and operating as Elite Security in Regina. The company's management team has a combined industry experience of over 135 years. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools, and public buildings. Their experience as the provider of choice on many large notable sites shows a commitment to design, service and support. Brigadier specializes, and is certified, in several major manufacturers’ products: Honeywell Security, Panasonic, Avigilon and JCI/DSC/Kantech security products. Brigadier and its staff are recognized for dedication to customer service with annual awards from SecurTek including being recipients of the Customer Retention, Service Excellence, and overall best dealer with the President’s Award.  Brigadier has demonstrated a commitment to delivering outstanding quality to customers by the notable facilities, businesses, and homes they secure.

Brigadier is an authorized SecurTek dealer. SecurTek is owned by SaskTel which is Saskatchewan's leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company that provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 49% and 49% of the total Brigadier revenues for the years ended June 30, 2021 and June 30, 2020, respectively. The same customer accounted for approximately 31% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2021 as compared to 40% as of June 30, 2020. Another customer accounted for 12% of total Brigadier revenues and 39% of accounts receivable as of and for the year ended June 30, 2021, but was insignificant for the year ended June 30, 2020. No other single customer accounted for a significant percentage of total sales or accounts receivable for the fiscal years ended June 30, 2021 or 2020.

Sources and Availability of Materials

Brigadier purchases alarm panels, digital and analog cameras, mounting hardware and accessory items needed to complete security installations from a variety of sources. The manufacture of electronic items such as those sought by Brigadier has expanded to a global scale thus providing Brigadier with a broad choice of suppliers. Brigadier bases its vendor selection on several criteria including: price, availability, shipping costs, quality, suitability for purpose and the technical support of the manufacturer. Brigadier is not reliant on any one supplier.

Competition

Although it holds a leading market position in the province of Saskatchewan, Brigadier faces competition from larger, better financed companies that offer similar products and services throughout Canada and globally. In addition, it is possible that Brigadier may face increasing competition as disruptive technologies enter the market. However, with respect to the market share it currently enjoys, Brigadier expects to maintain its current market position in Saskatchewan and believes that opportunities exist to capitalize on the deployment of new technologies within this market. Brigadier's management will continue efforts to capture additional customers through organic growth and a focus on quality.

Seasonality

Brigadier, due to its location in the province of Saskatchewan, Canada, is far enough north that winter weather has a negative effect on its ability to complete some installations, particularly those involving new construction. For this reason, the period from November through March typically produces less revenue than comparison periods during other seasons of the year. Although this decrease in sales is observable, the downturn in sales revenues for the winter months at Brigadier are offset in large part by the increase in revenues for our subsidiary Gourmet Foods in the Southern Hemisphere. Overall, Concierge, on a consolidated basis, does not experience any material seasonality due to Brigadier.

Employees

Brigadier employs approximately 21 persons in Canada.

Original Sprout

Kahnalytics was founded in 2015 and began doing business as Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on Original Sprout's website. Original Sprout operates from warehouse and sales offices located in San Clemente, CA, USA.

Products and Customers

As a result of the ongoing COVID-19 pandemic, Original Sprout has made adjustments to its primary distribution and marketing channels. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas in the current environment of social distancing and closures of retail businesses, Original Sprout initially encountered a significant drop in sales volumes as consumers avoided traditional sales outlets. In response to this trend, Original Sprout has established new sales channels with online retailers and also encouraged those national retail chains who stock its products to also make them available at online shopping carts. The positive effects of this transition are now being realized, while decreased sales through the wholesale distribution business continue as a result of the continuation of the pandemic. The result is that total sales overall have been relatively stable during the pandemic, though derived from different sources.

Original Sprout sells its products through 3 channels to market: 1) direct sales to end users via online shopping carts, 2) sales through wholesale distributors who, in turn, sell to other retailers or wholesalers, and 3) to retail stores selling to end users either from the shelf or online.

Original Sprout has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Due to the increase in online sales channels, Original Sprout had 1 significant customer for the year ended June 30, 2021 which accounted for 12% of Original Sprout's total revenues and 15% of accounts receivable as compared to 3% of total revenues and 39% of accounts receivable as of and for the year ended June 30, 2020. A different customer who was insignificant for the year ended June 30, 2021, accounted for 10% of sales for the year ended June 30, 2020 and 0% of accounts receivable.

Sources and Availability of Materials

Original Sprout is dependent upon its relationship with a product formulating and packaging company who, at the direction of Original Sprout, produces its products in accordance with proprietary formulas, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company. If this relationship were to terminate, Original Sprout believes that there are other similar packaging companies available to Original Sprout at competitive pricing. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in a timely fashion or at the expected price point. To safeguard against this possibility Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

Competition

Original Sprout manufactures and distributes only 100% vegan, safe and non-toxic, hair and skin care products which it believes differentiate it significantly from competitors that do not employ such standards. The use of organic and natural extracts is a growing trend in the U.S. and abroad, and other established brands are beginning to make products that directly compete with Original Sprout. As more entrants to the high-end, vegan, hair care segment come into existence it is inevitable that some will be better financed and have more brand recognition and resources than those of Original Sprout. Original Sprout is focused on promoting its own brand name as a recognized pioneer in 100% vegan, safe, effective, hair care products through the recruitment of addition distributors, contracts with additional nationwide retail stores, a continued emphasis on online sales either directly or through retail stores and an increased social media presence. Original Sprout believes that these steps will allow for the continued growth of annual revenues and market share protection, though there can be no guarantees that such efforts will be sufficient to offset the effects of competition in the future.

Seasonality

There is no significant seasonality for sales of products for Original Sprout, though sales will fluctuate around traditional holidays, and certain products, such as sun screen, will be lower in winter months than in summer months. Overall, Concierge, on a consolidated basis, does not experience any material seasonality due to Original Sprout.

Regulation

In the U.S. our subsidiary, Original Sprout, is not required to have permits or inspections by regulatory agencies for the products it formulates and distributes in the U.S.; however, it has chosen to gain recognition from certain testing laboratories and other quasi-regulatory agencies for compliance with accepted standards for hair and skin care ingredients and lack of toxic chemicals in their formulas and processes. For export, Original Sprout is often compelled to submit its products to foreign government agencies or certified laboratories for ingredient testing prior to being accepted for import as a “safe” product. We believe that Original Sprout products comply with all applicable regulations, both domestic and foreign, in areas where they are sold or distributed.

Intellectual Property

The formulations and ingredient percentages of the many products of Original Sprout are considered its intellectual property, though many cannot be patented, they are maintained as confidential. The names "Original Sprout", "D’Organiques Original Sprout" are registered trademarks of Original Sprout.

Employees

Original Sprout employees 10 persons on a full time basis at its location in San Clemente, California.

Marygold & Co.

While still in the development phase, Marygold & Co. continues to devote considerable resources to the development of a proprietary Fintech software application that is envisioned to provide a superior mobile banking experience to its customers. Marygold & Co. employs 5 full time staff members and also subcontracts for a variety of services. These operating expenses are combined with those of Concierge in our Consolidated Financial Statements and segmented reports. Marygold & Co. estimates that it will launch its mobile app during the fiscal year ending June 30, 2022 and, at that time, its operations will be segregated from those of the parent, Concierge.

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

USCF, an indirect wholly owned subsidiary of the Company, is currently subject to class action litigation and investigations by the SEC and the CFTC. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

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

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our business is subject to complex and changing laws, rules, regulations, policies, and legal interpretations in the markets in which we operate, including, but not limited to, those governing and enforcing: banking, credit, deposit taking, cross-border and domestic money transmission, prepaid access, foreign currency exchange, privacy and data protection, data governance, cybersecurity, banking secrecy, digital payments and cryptocurrency, payment services (including payment processing and settlement services), fraud detection, consumer protection, antitrust and competition, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. As we, through our subsidiaries, introduce new products and services and expand into new markets, including through acquisitions, we may become subject to additional regulations, restrictions, and licensing requirements.

Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any government authority (including changes to or expansion of their interpretation) may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products or operations; require us to engage in remediation activities; or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition.

We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations.

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

Risks related to commodity prices could materially and adversely affect USCF’s business.

In 2020, in the context of the COVID-19 pandemic and disputes among oil-producing countries regarding potential limits on the production of crude oil, significant market volatility occurred and is continuing in the crude oil markets as well as the oil futures markets. As a result of this, significant market volatility in the oil futures markets, the market price of the front month futures contract fell below zero for a period of time.

Crude oil prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of the Petroleum Exporting Countries (“OPEC”) production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

The demand for crude oil also correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g. COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

Abnormally wide bid/ask spreads and market disruptions that halt or disrupt trading or create extreme volatility could undermine investor confidence in the ETP investment structure and limit investor acceptance of ETPs.

ETPs trade on exchanges in market transactions that generally approximate the value of the referenced assets or underlying portfolio of securities held by the particular ETP. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETP can be bought and sold) that can exist for a variety of reasons and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETP, when the markets in the underlying investments are closed, when markets conditions are extremely volatile or when trading is disrupted. This could result in limited growth or a reduction in the overall ETP market and result in our revenues not growing as rapidly as it has in the recent past or even in a reduction of revenues.

We derive a substantial portion of our revenues from our Wainwright subsidiary, as a result, our operating results are particularly exposed to investor sentiment toward investing in the ETPs and ETFs sponsored by USCF and USCF Advisers.

For the year ended June 30, 2021, approximately 63% of our revenues were derived from Wainwright’s operations, which consists of the management of ETPs and ETFs by USCF and USCF Advisers.  As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the assets under management of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the assets under management in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

We rely on third party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

Gourmet Foods obtains most food related products and services from third party suppliers. Gourmet Foods typically does not have long-term contracts with suppliers. Although Gourmet Foods’ purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies Gourmet Foods needs in the quantities and at the time and prices requested. Gourmet Foods does not control the actual production of most of the products it sells. This means Gourmet Foods is also subject to delays caused by interruption in production and increases in product costs based on conditions outside its control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather; crop conditions; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters, terrorist attacks or other catastrophic events (including, but not limited to, the outbreak of food-borne illnesses in the United States). Gourmet Foods’ inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that Gourmet Foods could not fulfill its obligations to its customers and, as a result, customers may turn to other distributors.

Product recalls or other product liability claims could materially and adversely affect us.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could in the future be required to recall products due to suspected or confirmed product contamination, adulteration, product mislabeling or misbranding, tampering, undeclared allergens, or other deficiencies. Product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time.

Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions that could negatively impact our net sales and financial condition.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or fraud claim is unsuccessful, has no merit, or is not pursued to conclusion, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and operating results.

Our stock price may change significantly, and you may not be able to sell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The stock market may routinely experiences periods of large or extreme volatility. In some instances, this volatility is unrelated or disproportionate to the operating performance of particular companies.

●

The trading price of our common stock may be adversely affected due to a number of factors, many of which we cannot control. These factors may include, among other thing, results of operations that vary from the expectations of securities analysts and investors; changes in expectations as to our or our industry’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and the publication of research reports regarding the same;

changes in general economic or market conditions or trends in our industry or markets;

future issuances or sales or purchases of our common stock or other securities;

the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; and

●	changes in senior management or other key personnel.

In the past, we have expanded our business internationally. This expansion subjects us to increased operational, regulatory, financial and other risks.

We face increased operational, regulatory, financial, compliance, reputational and foreign exchange rate risks as a result of our international expansion. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. If our international products and operations experience any negative consequences or are perceived negatively in non-U.S. markets, it may also harm our reputation in other markets, including the U.S. market.

Our risk management policies and procedures, and those of our third-party vendors upon which we rely, may not be fully effective in identifying or mitigating risk exposure, including employee misconduct. If our policies and procedures do not adequately protect us from exposure to these risks, we may incur losses that would adversely affect our financial condition, reputation and market share.

We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third-party vendors that provide us with critical services. Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure.

These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenues as investors in our products shift their investments to the products of our competitors.

We rely on trademarks, trade secrets, and other forms of intellectual property protections, which may not be adequate to protect us from misappropriation or infringement of our intellectual property.

We rely on a combination of trademark, trade secret and other intellectual property laws in the U.S. and foreign jurisdictions in which we operate our businesses. We have applied for registration of a limited number of trademarks in the U.S. and in certain other countries, some of which have been registered or issued. We cannot guarantee that our applications will be approved by the applicable governmental authorities, or that third parties will not seek to oppose or otherwise challenge our registrations or applications. We also rely on unregistered proprietary rights, including common law trademark protection. Third parties may use trademarks identical or confusingly similar to ours, or independently develop trade secrets or know-how similar or equivalent to ours. If our proprietary information is divulged to third parties, including our competitors, or our intellectual property rights are otherwise misappropriated or infringed, our business could be harmed or adversely affected.

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

We may fail to effectively integrate the businesses we acquire.

Historically, a portion of our growth has come through acquisitions. If we are unable to integrate acquired businesses successfully or realize anticipated synergies in a timely manner, our business and results of operations may be adversely affected. Integrating acquired businesses may be more difficult in a region or market where we have limited expertise. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and/or operational resources. Significant acquisitions may also require incurring debt. This could increase our interest expense and make it difficult for us to obtain financing for other significant acquisitions or capital investments in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On July 2, 2019, Brigadier finalized the purchase of its office facility and land located in Saskatoon for CAN $750,000 (Approximately US$572,858), funded by a bank loan of CAN$525,000 (approximately US$401,000) and CAN$225,000 (approximately US$171,858) in cash. The bank loan matures in 2024 and bears interest at the annual rate of 4.14%. The Company does not own any other plants or real property.

Facilities

Administrative offices are co-located in the facility leased by our subsidiary, Original Sprout, whose mailing address is 120 Calle Iglesia, San Clemente, California 92672. Our wholly-owned subsidiary, Brigadier, owns its land and buildings in Saskatoon and rents facilities in Regina, Canada. Our wholly-owned subsidiary, Gourmet Foods, rents facilities in Tauranga and in Napier, New Zealand. Our wholly-owned subsidiary, Wainwright, leases office space in Walnut Creek, California. We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May 2020 regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

Our Common Stock presently trades on the OTC Markets Exchange. The high and low bid prices, as reported by OTC Markets, are as follows for fiscal years ended June 30, 2020 and 2021. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
	Calendar 2019
3rd Quarter	$1.00	$0.65
4th Quarter	$2.00	$1.00

	Calendar 2020
1st Quarter	$1.87	$0.72
2nd Quarter	$1.00	$0.68
3rd Quarter	$1.00	$0.70
4th Quarter	$1.55	$0.71

	Calendar 2021
1st Quarter	$3.20	$1.27
2nd Quarter	$3.20	$1.90

Holders

On September 20, 2021, there were approximately 364 registered holders of record of our common stock.

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

Penny Stock Regulations

Our common stock trades on the OTC Markets Exchange at a price less than $5 a share and therefore is subject to the rules governing "penny stocks."

A "penny stock" is any stock that:

•	sells for less than $5 a share.
•	is not listed on an exchange or authorized for quotation on The NASDAQ Stock Market, and
•	is not a stock of a "substantial issuer." We currently have net tangible assets of at least $2 million which would qualify us as a “substantial issuer”.

There are statutes and regulations that impose a strict regimen on brokers that recommend penny stocks.

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

Recent Sales of Unregistered Securities; Shares Issued for Services; Outstanding Stock Options

On August 15, 2019, the Company issued 175,000 shares of restricted common stock to Maxim Partners LLC in exchange for investment banking services in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On February 7, 2019, and on January 15, 2021, the Company issued 7,678,380 and 73,440, respectively, of unregistered common stock in the conversion of 383,919 and 3,672, respectively, shares of our Series B Convertible Preferred Stock. The conversion of the preferred stock was non-dilutive as total voting shares remained unchanged. The Company neither sold or issued any other shares of any class of stock within the last two years up to and including June 30, 2021. The Company has no stock option plan nor any outstanding stock warrants.

ITEM 6.	SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Introduction

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC,  ( collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of June 30, 2021, and estimated to launch commercial services in the coming fiscal year. Through June 30, 2021, expenditures have been limited to developing the business model and the associated application development.

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

Critical Accounting Policies

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant policies are summarized in Note 2 to the Consolidated Financial Statements.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from those estimates.

We believe the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Business Combinations - Purchase Price Allocation

We are a diversified holding company whose activities involve the acquisition of operating companies through stock purchase or asset purchase transactions. We account for business combinations using the acquisition method of accounting. All the assets acquired, liabilities assumed and amounts attributable to intangible assets, including goodwill, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in such instances, including the income approach and use of independent valuation firms. Significant estimates used in determining fair value include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase consideration over fair values of identifiable assets and liabilities is recorded as goodwill. See Note 8 for further detail on goodwill. Management’s estimate of fair value is based on assumptions believed to be reasonable, and are supported by independent valuations where possible, but nevertheless remain subjective and subject to future adjustment if actual results differ from the estimates.

Foreign Subsidiaries

We currently have two wholly-owned subsidiaries that are domiciled in foreign countries. In the future we may acquire additional foreign subsidiaries. The financial statements of our foreign subsidiaries are kept in accordance with their respective local jurisdictions and require adjustment in order to conform to U.S. GAAP. Additionally, local currencies of these subsidiaries require conversion to our US dollar in accordance with ASC 830, Foreign Currency Matters. Due to changing currency translation rates, the value of our assets and liabilities held in foreign jurisdictions are inherently volatile in nature and may vary significantly despite our use of averages and estimates.

Revenue Recognition

Our operating subsidiaries derive revenues from a number of sources including sales of hardware, services, food items, printing, financial services, and consumer products. The company recognizes the revenue when the product or service is delivered, or the ownership of the product is deemed to have been transferred to the buyer. We carefully monitor the outgoings of product shipments and service completions to ensure revenues are properly recorded. In the case of continued support services, such as warranty or extended contracts, the company makes an assessment at each reporting period as to the significance of the cost of such support or warranty. This estimate is based on historical experience and careful monitoring of costs throughout the reporting period to determine if any reserve should be recorded for estimated expenses. We believe we have made careful and reasonable estimates, however adjustments may be required in the future if actual results vary from our estimates.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is in the initial stages of transitioning from a largely boutique offering distributed through specialty wholesalers to a more mainstream product available at traditional outlets and online and as such we anticipate measurable growth in revenues for the coming years, though there may be one-time initial expenses associated with the launch of new sales channels. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including the printing and sale of food wrappers by their newly acquired subsidiary, Printstock. Wainwright will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector through its development stage subsidiary Marygold and Co. In a more general sense, the Company is characterizing its business in two categories: 1) financial services and 2) other consumer-based operating units. The purpose is to isolate the cyclical, and sometimes volatile, nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

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

Results of Operations

For the Year Ended June 30, 2021 Compared to the Year Ended June 30, 2020

Financial Summary

The table below summarizes each of Concierge's subsidiaries into one of two categories. The Wainwright business is included in the "Financial Services" columns and all other subsidiaries, including Gourmet Food, Brigadier, and Original Sprout are included in the "Other Operating Units" columns. Corporate expenses are included in the "Concierge Corporate" column and also includes, includes losses as a result of Marygold being in the development stage. The table below is calculated using operating results rounded to the nearest thousand. The operating results depicted below may differ slightly compared to the actual results as indicated on our Consolidated Financial Statements as a result of rounding.

($’s in thousands)	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
	2021	2020	Change		2021	2020	Change		2021	2020	Change		2021	2020	Change
			$('000)%				$('000)%				$('000)%				$('000)%
Revenue	$25,169	$15,459	$9,710	63%	$14,733	$11,290	$3,443	30%	-	-	-	-	$39,902	$26,749	$13,153	49%
% of total revenue	63%	58%	-	5%	37%	42%	-	(5)%	-	-	-	-	-	-	-	-
Cost of revenue	-	-	-	-	$9,241	$6,483	$2,758	43%	-	-	-	-	$9,241	$6,483	$2,758	43%
Gross profit	$25,169	$15,459	$9,710	63%	$5,492	$4,807	$685	14%	-	-	-	-	$30,661	$20,266	$10,395	51%
Operating expenses	$15,178	$12,769	$2,409	19%	$4,877	$4,024	$853	21%	$3,189	$1,557	$1,632	105%	$23,245	$18,350	$4,895	27%
% of total operating expenses	65%	69%	-	(4)%	21%	22%	(1)%	(1)%	14%	8%	6%	6%	-	-	-	-
Income (loss) from operations	$9,991	$2,690	$7,301	271%	$614	$783	$(169)	(22)%	$(3,189)	$(1,557)	$(1,632)	105%	$7,416	$1,916	$5,500	287%
Other income (expense)	$19	$179	$(160)	(89)%	$213	$233	$(20)	(9)%	$(13)	$8	$(21)	258%	$219	$420	$(201)	48%
Income (loss) before income taxes	$10,010	$2,869	$7,141	249%	$827	$1,016	$(189)	(19)%	$(3,203)	$(1,549)	$(1,654)	(107)%	$7,635	$2,336	$5,299	227%

Revenue and Operating Income

Consolidated revenue for the year ended June 30, 2021 was $39.9 million representing a $13.2 million increase from the prior year revenue of $26.7 million. The increase in consolidated revenues is attributed to the increase in annual revenues of Wainwright and Gourmet Foods. Wainwright’s average Assets Under Management ("AUM") for the year ended June 30, 2021 was significantly higher than that of 2020, which resulted in a revenue increase of approximately $9.7 million. The acquisition of Printstock by Gourmet Foods added an additional $3.0 million in revenues for 2021, whereas Printstock was acquired in July 2020 and therefore did not contribute revenues during fiscal year ended June 30, 2020. The other operating subsidiaries were relatively stable in revenues for the year ended June 30, 2021 as compared to 2020. Concierge produced an operating income for the year ended June 30, 2021 of $7.4 million as compared to $1.9 million for the year ended June 30, 2020. This represents an increase in operating income of $5.5 million for the year ended June 30, 2021 when compared to the year ended June 30, 2020 or approximately 287%.

Other Income (Expenses)

Other income (expense) for the years ended June 30, 2021 and 2020 were $0.2 million and $0.4 million, respectively, resulting in a net income before income tax of $7.6 million and $2.3 million, respectively. After giving consideration to currency translation gain of $332 thousand our comprehensive income for the year ended June 30, 2021 was $6.2 million as compared to the year ended June 30, 2020 where there was a currency translation gain of $31 thousand which resulted in comprehensive income of $1.8 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in New Zealand and Canada.

Income Tax

Provision for income tax for the years ended June 30, 2021 and 2020 are $1.8 million and $0.6 million, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. Income tax expense recorded at the Concierge level totaled $1.5 million for the year ended June 30, 2021, while a tax expense of $0.4 million was recorded for the year ended June 30, 2020.

Net Income

Overall, the net income between the year ended June 30, 2021 as compared to the year ended June 30, 2020 increased by approximately $4.1 million or approximately 230% to approximately $5.9 million. The increase in net income for the year ended June 30, 2021 was primarily attributable to higher fund management revenue from Wainwright due to a higher amount of AUM.

Investment Fund Management - Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate ten exchange-traded products ("ETPs") and exchange traded funds (“ETFs”), regulated by the 1940 Act and 1933 Act, and listed on the NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $4.5 billion assets under management as of June 30, 2021. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

USCF currently serves as the General Partner or the Sponsor to the following commodity pools, each of which is currently conducting a public offering of its shares pursuant to the Securities Act of 1933, as amended:

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

USCF as fund Sponsor - each a series within the United States Commodity Index Funds Trust ("USCIF Trust")
United States Commodity Index Fund (“USCI”) Series of the USCIF Trust created in April 2010
United States Copper Index Fund (“CPER”) Series of the USCIF Trust created in November 2010

In addition, USCF served as a Sponsor to the USCF Funds Trust, a Delaware Statutory Trust that initially launched two series – United States 3X Oil Fund and United States 3X Short Oil Fund – both of which were liquidated in December 2019.

USCF Advisers, a registered investment adviser, serves as the investment adviser to the funds listed below within the USCF ETF Trust (the “ETF Trust”) and has overall responsibility for the general management and administration for the ETF Trust. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for each of series within the ETF Trust and manages the investment of the assets.

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021

In addition, USCF Advisers previously served as the investment adviser to the USCF SummerHaven SHPEI Index Fund, which launched in November 2017 and was liquidated in October 2020, and USCF SummerHaven SHPEN Index Fund, which launched in November 2017 and was liquidated in May 2020.

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers  are collectively referred to as the “Funds” hereafter.

Wainwright’s revenue and expenses are primarily driven by the amount of AUM. Wainwright earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. The total operating expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Year Ended June 30, 2021, Compared to the Year Ended June 30, 2020

Revenue

Average AUM for the year ended June 30, 2021 was at $4.9 billion, as compared to approximately $3.0 billion from the year ended June 30, 2020 primarily due to an increase in AUM at USO, BNO and USL. As a result, the revenues from management and advisory fees increased by approximately $9.7 million, or 63%, to $25.2 million for the year ended June 30, 2021 as compared to the year ended June 30, 2020 where revenues from management and advisory fees totaled $15.4 million.

Expenses

Wainwright’s total operating expenses for the year ended June 30, 2021 increased by $2.4 million to $15.2 million, or approximately 19%, from $12.8 million for the year ended June 30, 2020. Variable expenses, as described above, increased by $1.3 million over the respective twelve-month period due to higher AUM for the fiscal year which resulted in higher marketing and distribution expenses, sub-advisory fees and other variable costs. General and Administrative expenses increased $1.0 million to $3.4 million for the year ended June 30, 2021 from $2.4 million for the year ended June 30, 2020 due to increases in expense waiver and legal and professional expenses, partially offset by decreases in travel and entertainment. Total marketing expenses increased $0.5 million to $2.6 million for the year ended June 30, 2021 as compared to the prior year period due to an increase in marketing distribution costs as a result of higher AUM, partially offset by decreases in advertising and marketing conferences. Other Operating expenses increased by $0.5 million primarily due to higher fund administration and sub-adviser fees as result of higher AUM. Employee Salaries and Compensation expenses were approximately $5.4 million and $4.9 million, an increase of $0.5 million, for the years ended June 30, 2021 and June 30, 2020, respectively, due to bonuses and small increases in annual compensation.

Income

Income before income taxes for the year ended June 30, 2020 increased $7.1 million to $10.0 million from $2.9 million for the year ended June 30, 2020 due to $9.7 million increase in revenue as a result of higher AUM, in addition to a $2.4 million  increase in operating expenses along with a decrease of $0.2 million in other income.

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

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the US dollar, with that of Gourmet Foods, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with Accounting Standards Codification ("ASC") 830, Foreign Currency Matters. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translations are included in foreign currency translation (loss) gain on the Condensed Consolidated Statements of Comprehensive Income as well as accumulated other comprehensive (loss) income found on the Condensed Consolidated Balance Sheets.

For the Year Ended June 30, 2021, Compared to the Year Ended June 30, 2020

Revenue

Net revenues for the year ended June 30, 2021 were $8.3 million with cost of goods sold of $5.7 million resulting in a gross profit of $2.6 million, or approximately 31% gross margin, as compared to the year ended June 30, 2020 where net revenues were $4.7 million and cost of goods sold were $3.2 million producing a gross profit of $1.5 million, or approximately 32% gross margin. The increase in revenues is attributed to the acquisition of Printstock in July 2020 which contributed $3 million in net revenues during the year ended June 30, 2021 and contributed no revenues for the year ended June 30, 2020.

Expenses

General, administrative and selling expenses, including wages and marketing, for the year ended June 30, 2021 and 2020 were $1.7 million and $1.1 million producing operating income of $0.8 million and $0.4 million, respectively, or approximately 10% net operating profit for the year ended June 30, 2021 and 8% for the year ended June 30, 2020. The depreciation expense and other income (expense) totaled approximately ($157) thousand for the year ended June 30, 2021 as compared to ($38) thousand for the year ended June 30, 2020.

Income

Income for the year ended June 30, 2021, after income tax of $0.2 million, resulted in net income of approximately $0.5 million as compared to a net income of $0.3 million for the year ended June 30, 2020. The increase in revenues and operating expenses during the year ended June 30, 2021 are attributable to the acquisition of Printstock and its operating results.

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

Brigadier operates exclusively in Canada and thus the Canadian dollar is its functional currency. In order to consolidate Concierge’s reporting currency, the U.S. dollar, with that of Brigadier, Concierge records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The translation of Canadian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

For the Year Ended June 30, 2021, Compared to the Year Ended June 30, 2020

Revenue

Net revenues for the year ended June 30, 2021 were $2.7 million with cost of goods sold of approximately $1.3 million, resulting in a gross profit of approximately $1.4 million with a gross margin of approximately 53% as compared to the year ended June 30, 2020 where net revenues were approximately $2.7 million with cost of goods sold of $1.2 million and a gross profit of $1.5 million, or approximately 56% gross margin. The decline in profit margin is an indirect result of the negative effects of the COVID-19 pandemic on the Brigadier's ability to source hardware timely and to perform installation services at residential locations. Management believes that this is business deferred rather than lost, and expects that the eventual resolution of the pandemic will restore operations to their prior levels.

Expenses

General, administrative and selling expenses for the year ended June 30, 2021 were $1.2 million producing an operating profit of $0.2 million or approximately 11% operating profit margin as compared to the year ended June 30, 2020 where general, administrative and selling expenses where $1.2 million producing an operating profit of $0.3 million, or approximately 12% operating profit margin.

Income

Other income (expense) comprised of depreciation, income tax, interest income, other income (expense) including taxable government subsidies due to COVID-19 of approximately $137 thousand, impairment to inventory value, and gain on sale of assets totaling approximately $6 thousand for the year ended June 30, 2021 resulting in income after income taxes of approximately $0.3 million as compared to income after income taxes of approximately $0.3 million for the year ended June 30, 2020 with expenses totaling approximately ($12) thousand.

Beauty Products - Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company's website. The company operates from warehouse and sales offices located in San Clemente, CA, USA. As a result of the ongoing COVID-19 pandemic, Original Sprout has made adjustments to its primary channels to market. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas in the current environment of social distancing and closures of retail businesses the company found a significant drop in sales volumes as consumers avoided traditional sales outlets. In response to this trend, Original Sprout has established new sales channels with online retailers and also encouraged those national retail chains who stock the product to also make it available at online shopping carts. The positive effects of this transition are now being realized while at the same time the negative effects of the pandemic on the wholesale distribution business continues to increase for the U.S. market. The result is that sales overall have been relatively stable during the pandemic, though derived from different sources. Contributing to lower profit margins and higher expenses during the current fiscal year are the one-time costs of relocating to a larger facility during December and January, the disposal of obsolete product, the transition to new packaging and new product development.

For the Year Ended June 30, 2021, Compared to the Year Ended June 30, 2020

Revenue

Net revenues for the year ended June 30, 2021 were $3.8 million with cost of goods sold of approximately $2.3 million resulting in a gross profit of approximately $1.5 million and a gross margin of approximately 40% compared to the year ended June 30, 2020 were net revenues totaled $3.9 million with cost of goods sold of approximately $2.1 million resulting in a gross profit of approximately $1.8 million and a gross margin of approximately 46%.

Expenses

General, administrative and selling expenses for the years ended June 30, 2021 and 2020 were approximately $1.5 million and $1.2 million, respectively, resulting in operating income of approximately $9 thousand and $500 thousand or approximately 0.2% and 13%, respectively.

Income

After consideration given to income tax provision, other income, and depreciation expense, the net (loss) income for the years ended June 30, 2021 and 2020 was approximately ($200) thousand and $200 thousand, respectively.

Liquidity and Capital Resources

Concierge is a holding company that conducts its operations through its subsidiaries. At the holding-company level, its liquidity needs relate to operational expense, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company or the subsidiary level. There are no limitations or constraints on the movement of funds between the entities.

As of June 30, 2021, we had $16.1 million of cash and cash equivalents on a consolidated basis as compared to $9.8 million as of June 30, 2020. The increase in cash was due to an increase in higher revenues.

During the past five fiscal years combined, Concierge has invested approximately $8.2 million in cash towards purchasing and assimilating Gourmet Foods and its Printstock subsidiary, Brigadier Security Systems and the Original Sprout assets into the Concierge Technologies group of companies as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. We have also invested approximately $2.9 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $19 million and our position has strengthened year-to-year. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

Lease Liability

In relation to the adoption of ASC 842, the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $1,120,631 and $770,457 as of June 30, 2021 and June 30, 2020, respectively. The obligations will amortize over the passage of time through the recognition of periodic rent expense. See Note 14 for further analysis of this obligation.

Borrowings

As of June 30, 2021, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $1.0 million as of June 30, 2020. Approximately US$394,898 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of June 30, 2021 is CD$18,718 (approximately US$15,094) and the long term principal amount due is CD$471,020 (approximately US$379,804). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the year ended June 30, 2021 and 2020 was US$16,078 and US$16,738, respectively. Concierge, without inclusion of its subsidiary companies, as of June 30, 2021 and 2020, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	June 30, 2021	June 30, 2020
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of June 30, 2021 and June 30, 2020, Wainwright did not hold any initial investment positions. These investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the company to declare and pay dividends. We paid no dividends during the years ended June 30, 2021 and 2020.

Off-Balance Sheet Arrangements

At June 30, 2021, and as of September 21, 2021, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Concierge Technologies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concierge Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee of the Board of Directors and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter

As described in Note 15, Commitments and Contingencies, of the consolidated financial statements,  the Company is party to various legal proceedings and regulatory inquiries. The Company discloses the legal proceedings and that no accrual has been recorded with respect to them as of June 30, 2021. The Company further discloses that it is currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters, and that it is reasonably possible that this estimate will change in the near term. The Company discloses that an adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows. Auditing the Company’s accounting for, and disclosure of, loss contingencies related to the various legal proceedings was especially challenging due to the significant judgement required to evaluate management’s assessment of the likelihood of a loss, and of the potential amount or range of such loss.

How We Addressed the Matter in Our Audit

To test the Company’s assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosures regarding any range of possible losses, including when the Company believes such a range cannot be reasonably estimated at this time, we read the minutes or a summary of the meetings of the Board of Directors, requested and received internal and external legal counsel confirmations letters, discussed with legal counsel the nature of the various matters and obtained representations from management. We also evaluated the appropriateness of the related disclosures included in Note 15, Commitments and Contingencies, to the consolidated financial statements.

/s/ BPM LLP

We have served as the Company’s auditor since 2017.

San Francisco, California September 22, 2021

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,072,955	$9,813,188
Accounts receivable, net	1,070,541	717,841
Accounts receivable - related parties	2,038,054	2,610,917
Inventories	1,951,792	1,174,603
Prepaid income tax and tax receivable	747,343	857,793
Investments, at fair value	1,828,926	1,820,516
Other current assets	399,524	603,944
Total current assets	24,109,135	17,598,802

Restricted cash	13,989	12,854
Property, plant and equipment, net	1,573,445	1,197,192
Operating lease right-of-use asset	1,058,199	733,917
Goodwill	1,043,473	915,790
Intangible assets, net	2,341,803	2,541,285
Deferred tax assets, net - United States	827,476	767,472
Other assets, long - term	540,160	523,607
Total assets	$31,507,680	$24,290,919

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,862,874	$2,843,616
Expense waivers – related parties	69,684	421,892
Operating lease liabilities, current portion	513,071	323,395
Notes payable - related parties	603,500	3,500
Loans-property and equipment, current portion	15,094	13,196
Total current liabilities	5,064,223	3,605,599

LONG-TERM LIABILITIES
Notes payable - related parties	-	600,000
Loans-property and equipment, net of current portion	379,804	359,845
Operating lease liabilities, net of current portion	607,560	447,062
Deferred tax liabilities, net - foreign	169,429	128,517
Total long-term liabilities	1,156,793	1,535,424
Total liabilities	6,221,016	5,141,023

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 49,360 at June 30, 2021 and 53,032 issued and outstanding at June 30, 2020	49	53
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,485,959 shares issued and outstanding at June 30, 2021 and 37,412,519 at June 30, 2020	37,486	37,413
Additional paid-in capital	9,330,843	9,330,912
Accumulated other comprehensive income (loss)	142,581	(144,744)
Retained earnings	15,775,705	9,926,262
Total stockholders' equity	25,286,664	19,149,896
Total liabilities and stockholders' equity	$31,507,680	$24,290,919

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020

Net revenue
Fund management - related party	$25,169,182	$15,459,061
Food products	8,263,267	4,745,821
Security systems	2,715,487	2,660,153
Beauty products and other	3,756,512	3,883,953
Net revenue	39,904,448	26,748,988

Cost of revenue	9,290,616	6,483,171

Gross profit	30,613,832	20,265,817

Operating expense
General and administrative expense	7,140,870	4,447,563
Fund operations	3,658,593	3,176,214
Marketing and advertising	2,952,295	2,601,104
Depreciation and amortization	599,979	601,826
Salaries and compensation	8,843,618	7,523,083
Total operating expenses	23,195,355	18,349,790

Income from operations	7,418,477	1,916,027

Other income:
Interest and dividend income	28,823	96,186
Interest expense	(40,375)	(41,100)
Other income, net	227,976	365,250
Total other income, net	216,424	420,336

Income before income taxes	7,634,901	2,336,363

Provision of income taxes	(1,785,458)	(562,962)

Net income	$5,849,443	$1,773,401

Weighted average shares of common stock
Basic and diluted	38,473,159	38,451,164

Net income per share
Basic and diluted	$0.15	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020

Net income	$5,849,443	$1,773,401

Other comprehensive income:
Foreign currency translation gain	287,325	30,915
Comprehensive income	$6,136,768	$1,804,316

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Convertible Preferred Stock
	(Series B)		Common Stock
						Accumulated
					Additional	Other		Total
	Number of		Number of	Par	Paid - in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Value	Capital	(Loss) Income	Earnings	Equity
Balance at July 1, 2019	53,032	$53	37,237,519	$37,238	$9,178,837	$(175,659)	$8,152,861	$17,193,330
Gain on currency translation	-	-	-	-	-	30,915	-	30,915
Stock-based vendor compensation	-	-	175,000	175	152,075			152,250
Net income	-	-	-	-	-	-	1,773,401	1,773,401
Balance at June 30, 2020	53,032	53	37,412,519	37,413	9,330,912	(144,744)	9,926,262	19,149,896
Gain on currency translation	-	-	-	-	-	287,325	-	287,325
Conversion of preferred stock to common stock	(3,672)	(4)	73,440	73	(69)	-	-	-
Net income	-	-	-	-	-	-	5,849,443	5,849,443
Balance at June 30, 2021	49,360	49	37,485,959	37,486	9,330,843	142,581	15,775,705	25,286,664

The accompanying notes are an integral part of these consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,849,443	$1,773,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599,979	601,826
Stock-based vendor compensation	-	152,250
Deferred taxes	(19,092)	44,163
Bad debt expense	9,753	5,746
Inventory provision	65,021	10,317
Unrealized gain on investments	(582)	(5,113)
Realized gain on sale of investments	-	(121,834)
Gain on disposal of equipment	18,813	-
Operating lease right of use asset - non-cash lease cost	614,506	379,923

(Increase) decrease in operating assets:
Accounts receivable, net	(306,596)	193,546
Accounts receivable - related party	572,863	(1,573,771)
Deferred taxes, net
Prepaid income taxes and tax receivable	114,083	915,203
Inventories	(787,081)	(202,079)
Other current assets	223,590	(256,656)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	978,726	28,963
Operating lease liabilities	(361,823)	(380,460)
Expense waivers - related party	(352,207)	96,070
Net cash provided by operating activities	7,219,396	1,661,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business	(1,115,545)	-
Cash paid for internally developed software	-	(217,990)
Purchase of property, plant and equipment	(77,721)	(559,274)
Sale of investments	-	4,121,742
Purchase of investments	(7,827)	(2,043,031)
Net cash (used in) provided by investing activities	(1,201,093)	1,301,447

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property and equipment loans	-	385,728
Repayment of property and equipment loans	(28,434)	(96,659)
Net cash (used in) provided by financing activities	(28,434)	289,069

Effect of exchange rate change on cash, cash equivalents and restricted cash	271,033	78,780

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,260,902	3,330,791

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	9,826,042	6,495,251

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$16,086,944	$9,826,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$16,095	$16,754
Income taxes paid (refunded), net	$1,688,781	$(494,741)

NON CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of building deposit from other current assets to property, plant and equipment, net	$-	$178,276
Reclassification of business acquisition deposit	$122,111	$-
Establishment of operating right-of-use assets through operating lease obligations	$730,741	$1,150,916

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC,  ( collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of June 30, 2021, and is estimated to launch commercial services in the coming fiscal year. Through June 30, 2021, expenditures have been limited to developing the business model and the associated application development.

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related statements of income, comprehensive income, stockholders' equity, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements, which are referred herein as the “Financial Statements”, include the accounts of Concierge and its wholly-owned subsidiaries, Wainwright, Gourmet Foods, Brigadier, Original Sprout and Marygold are presented on a consolidated basis.

All inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less on the date of purchase. The Company maintains its cash and cash equivalents in financial institutions in the United States, Canada, and New Zealand. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, and accounts in Canada are insured by the Canada Deposit Insurance Corporation up to CD$100,000 per depositor. Accounts in New Zealand are uninsured. The Company has, at times, held deposits in excess of insured amounts, but the Company does not expect any losses in such accounts.

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021 and June 30, 2020, the Company had $15,499 and $9,786, respectively, reserved for doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of June 30, 2021 and June 30, 2020, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had no revenues and no significant transactions for the years ended June 30, 2021 and 2020. Any transactions that did occur were combined with those of Concierge.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated 12 month revenues and accounts receivable – related parties as of June 30, 2021 and June 30, 2020 as depicted below.

	Year ended June 30, 2021		Year ended June 30, 2020
	Revenue		Revenue
Fund
USO	$16,361,870	65%	$9,283,250	60%
BNO	$2,665,589	11%	$1,070,225	7%
UNG	2,054,047	8%	2,244,479	15%
USCI	1,176,094	5%	1,645,952	11%
All Others	2,911,582	11%	1,215,155	7%
Total	$25,169,182	100%	$15,459,061	100%

	June 30, 2021		June 30, 2020
	Accounts Receivable		Accounts Receivable
Fund
USO	$1,156,691	57%	$1,818,719	70%
BNO	196,713	10%	265,143	10%
USCI	141,346	7%	82,790	3%
UNG	130,543	6%	193,218	7%
All Others	412,761	20%	251,047	10%
Total	$2,038,054	100%	$2,610,917	100%

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 49% and 49% of the total Brigadier revenues for the years ended June 30, 2021 and June 30, 2020, respectively. The same customer accounted for approximately 31% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2021 as compared to 40% as of June 30, 2020. Another customer accounted for 12% of total Brigadier revenues and 39% of accounts receivable as of and for the year ended June 30, 2021, but was insignificant for the year ended June 30, 2020. No other single customer accounted for a significant percentage of total sales or accounts receivable for the fiscal years ended June 30, 2021 or 2020.

Brigadier purchases alarm panels, digital and analog cameras, mounting hardware and accessory items needed to complete security installations from a variety of sources. The manufacture of electronic items such as those sought by Brigadier has expanded to a global scale thus providing Brigadier with a broad choice of suppliers. Brigadier bases its vendor selection on several criteria including: price, availability, shipping costs, quality, suitability for purpose and the technical support of the manufacturer. Brigadier is not reliant on any one supplier.

Concierge, through Gourmet Foods and following the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. For the purpose of segment reporting (Note 15) both revenue streams are considered part of the same "food industry" segment.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the year ended June 30, 2021, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 18% of baking sales revenues as compared to 20% for the year ended June 30, 2020. This customer accounted for 19% of the baking accounts receivable at June 30, 2021 as compared to 15% as of June 30, 2020. The second largest customer in the grocery industry did not account for significant sales during the years ended June 30, 2021 and 2020, however did account for 27% of baking accounts receivable as of June 30, 2021 and 2020.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the years ended June 30, 2021 and 2020 accounted for approximately 49% and 45%, respectively, of baking gross sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. A second consortium of gasoline convenience stores accounted for 23% and 15% of baking accounts receivable as of June 30, 2021 and June 30, 2020, respectively, but no single member of the consortium was a significant contributor to Gourmet Foods' sales revenues.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking gross sales revenue, however no single customer in this group was a significant contributor of sales revenues or accounts receivable as of and for the years ended June 30, 2021 and 2020.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 33% of the printing sector revenues and 40% of the printing sector accounts receivable as of and for the year ended June 30, 2021. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the year ended June 30, 2021. The acquisition of Printstock Products Limited occurred on July 1, 2020; therefore, there are no results for the prior year to compare to the year ended June 30, 2021.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 32%, 12% and 12% of Gourmet Foods' consolidated gross revenues for the year ended June 30, 2021. Because Printstock was acquired during the current fiscal year, there is no relevant consolidated comparisons for the prior year ended June 30, 2020. One of these customers accounted for 26% of the consolidated accounts receivable of Gourmet Foods as of June 30, 2021.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local market place should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Concierge, through Original Sprout, has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Due to the increase in online sales channels, Original Sprout had 1 significant customer for the year ended June 30, 2021 accounting for 12% of total revenues and 15% of accounts receivable as compared to 3% of total revenues and 39% of accounts receivable as of and for the year ended June 30, 2020. A different customer who was insignificant for the year ended June 30, 2021, accounted for 10% of sales for the year ended June 30, 2020 and 0% of accounts receivable.

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

Inventories

Inventories, consisting primarily of; (i) food products, printing supplies, and packaging in New Zealand, (ii) hair and skin care finished products and components in the U.S. and, (iii) security system hardware in Canada, are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended June 30, 2021 and June 30, 2020, impairment to inventory value was recorded at $65,021 and $10,317, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful life of the asset (see Note 5 to the Consolidated Financial Statements).

Category	Estimated Useful Life (in years)
Building	39
Plant and equipment:	5 to 10
Furniture and office equipment:	3 to 5
Vehicles	3 to 5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold to be launched during the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that an indefinite intangible asset is impaired, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the years ended June 30, 2021 and 2020.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors,  industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the years ended June 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the years ended June 30, 2021 and 2020.

Investments and Fair Value of Financial Instruments

Short-term investments are classified as available-for-sale securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) which is included as part of other (expense) income. The Company values its investments in accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds in the United States, sales of gourmet meat pies and printing of food wrappers in New Zealand and Australia, sales of security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, the revenue recognition criteria described below are met at the time the product is shipped, the subscription period commences, or the management services are provided. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization.

The Company generates revenue, in part, through contractual monthly recurring fees received for providing ongoing customer support services to monitoring company clientele. The five-step process governing contract revenue reporting includes:

1. Identifying the contract(s) with customers

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocating the transaction price to the performance obligations in the contract

5. Recognizing revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Consolidated Statements of Income, which for the years ended June 30, 2021 and 2020, were approximately $723,456 and $734,922, or approximately 27% and 27%, respectively, of the total security system revenues. These revenues for the year ended June 30, 2021 account for approximately 2% of total consolidated revenues as compared to 3% for the year ended June 30, 2020. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2021 and 2020 were approximately $3.0 million and $2.6 million, respectively.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the years ended June 30, 2021 and 2020 a determination was made that no adjustments were necessary.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11, which replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The new guidance will be effective for annual reporting periods beginning after December 15, 2022 (as amended by ASU 2019-10), including interim periods within that annual period. The Company anticipates the adoption of the standard will lead to changes in disclosures as well as insignificant changes related to the period of recognition of losses on its receivables.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate diluted earnings per share ("EPS") for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2023, including interim periods for those fiscal years. Early adoption is permitted for periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company anticipates the adoption of the standard will not have a material impact on its consolidated financial statements and related disclosures given its current and anticipated operations.

.

NOTE 3.	BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also, as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have any options or warrants or other dilutive financial instruments. As such, basic and diluted earnings per share are the same.

.

Basic and diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2021
	Net Income	Shares	Per Share
Basic and diluted income per share:
Net income available to common shareholders	$5,693,262	37,445,919	$0.15
Net income available to preferred shareholders	156,181	1,027,240	$0.15
Basic and diluted income per share	$5,849,443	38,473,159	$0.15

	For the year ended June 30, 2020
	Net Income	Shares	Per Share
Basic and diluted income per share:
Net income available to common shareholders	$1,724,483	37,390,524	$0.05
Net income available to preferred shareholders	48,918	1,060,640	$0.05
Basic and diluted income per share	$1,773,401	38,451,164	$0.05

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	June 30, 2021	June 30, 2020
Raw materials	$942,911	$288,422
Supplies and packing materials	193,322	174,636
Finished goods	815,559	711,545
Total inventories	$1,951,792	$1,174,603

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Plant and equipment	$2,147,617	$1,553,939
Furniture and office equipment	246,697	201,287
Land and buildings	613,891	559,362
Vehicles	412,681	370,397
Total property and equipment, gross	3,420,886	2,684,985
Accumulated depreciation	(1,847,441)	(1,487,793)
Total property and equipment, net	$1,573,445	$1,197,192

For the years ended June 30, 2021 and 2020, depreciation expense for property, plant and equipment totaled $265,531 and $265,398, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
Customer relationships	$777,375	$700,252
Brand name	1,199,965	1,142,122
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Internally developed software	217,990	217,990
Non-compete agreement	274,982	274,982
Total	3,728,826	3,593,860
Less : accumulated amortization	(1,387,023)	(1,052,575)
Net intangibles	$2,341,803	$2,541,285

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

	June 30, 2021	June 30, 2020
Customer relationships	$777,375	700,252
Less: accumulated amortization	(369,471)	(282,304)
Total customer relationships, net	407,904	417,948

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will continue to be associated with the product offering unless and until such time in the future as the Company may elect to discontinue the use of the brand and move towards establishment of an alternative product offering. On July 1, 2020, our wholly-owned subsidiary, Gourmet Foods, acquired Printstock Products Limited. The fair value of the brand name was determined to be $57,842 and, like that of Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment of the brand names "Original Sprout" and "Printstock" at each reporting interval with no amortization recognized.

	June 30, 2021	June 30, 2020
Brand name	$1,199,965	$1,142,122
Less: accumulated amortization	(209,620)	(169,406)
Total brand name, net	$990,345	$972,716

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

	June 30, 2021	June 30, 2020
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(33,744)
Total brand name, net	$-	$3,169

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

	June 30, 2021	June 30, 2020
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(551,737)	(401,366)
Total recipes and formulas, net	$669,864	$820,235

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

	June 30, 2021	June 30, 2020
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(219,282)	(165,755)
Total non-compete agreement, net	$55,700	$109,227

INTERNALLY DEVELOPED SOFTWARE

During the first quarter of 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of June 30, 2021 and June 30, 2020, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of June 30, 2021, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the years ended June 30, 2021 and June 30, 2020 was $334,448 and $336,428, respectively.

Estimated amortization expenses of intangible assets for the next five years ending June 30, are as follows:

Years Ending June 30,	Expense
2022	$315,378
2023	295,077
2024	277,378
2025	262,114
2026	150,345
Thereafter	1,041,511
Total	$2,341,803

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $399,524 as of June 30, 2021 and $603,944 as of June 30, 2020 are comprised of various components as listed below.

	As of June 30, 2021	As of June 30, 2020
Prepaid expenses	$373,381	$394,473
Other current assets	26,143	209,471
Total	$399,524	$603,944

Investments

Wainwright, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. Wainwright classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of June 30, 2021 and 2020, there were no investments in its ETPs or ETFs or investments requiring equity method investment accounting. The Company also invests in marketable securities. As of June 30, 2021 and 2020, such investments were approximately $1.8 million and $1.8 million, respectively.

All of the Company's short-term investments are classified as Level 1 assets as of June 30, 2021 and June 30, 2020. Investments measured at estimated fair value consist of the following as of June 30, 2021 and June 30, 2020:

	As of June 30, 2021
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$1,044,748	$5,378	$-	$1,050,126
Other short-term investments	772,981	4,568	-	777,549
Other equities	1,421	-	(170)	1,251
Total short-term investments	$1,819,150	$9,946	$(170)	$1,828,926

	As of June 30, 2020
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$1,044,446	$5,161	$-	$1,049,607
Other short-term investments	770,094	-	-	770,094
Other equities	1,421	-	(606)	815
Total short-term investments	$1,815,961	$5,161	$(606)	$1,820,516

During the years ended June 30, 2021 and 2020, there were no transfers between Level 1 and Level 2.

Restricted Cash

At June 30, 2021 and 2020, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$13,989 and US$12,854, respectively after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long - Term Assets

Other long-term assets totaling $540,160 at June 30, 2021 and $523,607 at June 30, 2020, were attributed to Wainwright and Original Sprout and consisted of

(i)

$500,000 as of June 30, 2021 and June 30, 2020 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the years ended June 30, 2021 and June 30, 2020;

(ii)	and $40,160 as of June 30, 2021 and $23,607 at June 30, 2020 representing deposits and prepayments of rent.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for June 30, 2021 and 2020 were $1,043,473 and $915,790, respectively.

Goodwill is comprised of the following amounts:

	As of June 30, 2021	As of June 30, 2020

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods (1)	275,311	147,628
Goodwill - Brigadier	351,345	351,345
Total	$1,043,473	$915,790

(1) Refer to Note 13, Business Combinations, regarding increase in goodwill during the year ended June 30, 2021.

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the years ended June 30, 2021 and June 30, 2020.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2021	June 30, 2020
Accounts payable	$1,672,647	$1,363,672
Accrued interest	129,596	105,315
Taxes payable	238,020	60,539
Accrued payroll, vacation and bonus payable	1,049,359	895,803
Accrued operating expenses	773,252	418,287
Total	$3,862,874	$2,843,616

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following:

	June 30, 2021	June 30, 2020
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the years ended June 30, 2021 and 2020 was $24,281 and $24,347, respectively. Total accrued interest due related parties was $129,596 and $105,315 as of June 30, 2021 and 2020, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $25.2 million and $15.5 million for the years ended June 30, 2021 and 2020, respectively, were earned from these related parties. Accounts receivable, totaling $2.0 million and $2.6 million as of June 30, 2021 and June 30, 2020, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $0.9 million and $0.6 million and fund expense limitation amounts, totaling $0.1 million and $0.1 million, for the years ended June 30, 2021 and 2020, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.1 million and $0.4 million as of June 30, 2021 and June 30, 2020, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 14 to the Consolidated Financial Statements.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of June 30, 2021, Brigadier had an outstanding principal balance of CD$489,738 (approx. US$394,898 translated as of June 30, 2021) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020 reflect the amount of the principal balance which is due within twelve months as a current liability of US$15,094 and a long term liability of US$379,804. Interest on the mortgage loan for the year ended June 30, 2021 and 2020 was US$16,078 and US$15,986, respectively.

NOTE 12.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remained 53,032 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2020. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. After conversion, there remain 49,360 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2021.

Stock-based Vendor Compensation

On August 15, 2019 the Company issued 175,000 shares of its common stock, par value $0.001, as partial payment for services to be rendered in connection with an investment banking engagement letter. The fair market value of the shares, as determined by the closing price of CNCG stock listed at $0.87 on the OTCQB exchange on August 15, 2019, was determined to be $152,250. The terms of the engagement provided for an earn-out of the shares over a 6-month period from the effective date of the agreement. Accordingly, the Company released a portion of the shares each month. For the year ended June 30, 2020, the Company incurred an expense of $152,250 attributed to the release of shares due to performance under the engagement. There were no shares issued for services during the year ended June 30, 2021.

NOTE 13.	BUSINESS COMBINATIONS

On March 11, 2020 our wholly-owned subsidiary Gourmet Foods entered into a Stock Purchase Agreement to acquire all the issued and outstanding shares of Printstock Products Limited (“Printstock”), a New Zealand private company located in Napier, New Zealand. Printstock is a printer of wrappers distributed to food manufacturers primarily within New Zealand and limited export to Australia. Printstock will be operated as a subsidiary of Gourmet Foods and is expected to incrementally reduce the cost of goods sold through reduction in the cost of wrappers purchased by Gourmet Foods by elimination of inter-company profit while increasing overall revenues and profits to Gourmet Foods on a consolidated basis through the inclusion of Printstock operations. The purchase price was agreed to be NZ$1.9 million (approximately US$1.2 million) subject to adjustment within 90 days of the closing date. The transaction closed on July 1, 2020 with a payment of NZ$1.5M on that date and an estimated final payment due of NZ$420,552 on September 30, 2020. As of October 5, 2020, agreement had been reached on the final adjustments to the purchase price and the final payment was made. As a result, management was able to complete its purchase price allocation as follows. Included in the allocation are estimated deferred income tax liabilities of US$68,061 pertaining to the increase in the value of fixed assets above their book value and the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date, July 1, 2020.

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

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the year ended June 30, 2020, assumes the acquisition of Printstock had occurred as of July 1, 2019, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Printstock been operated as part of the Company since July 1, 2019. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Year Ended June 30, 2020	Year Ended June 30, 2020
	Actual	Pro Forma
Net revenues	$26,748,988	$29,429,415
Net income	$1,773,401	$1,983,542
Basic and diluted earnings per share	$0.05	$0.05

NOTE 14.	INCOME TAXES

The following table summarizes income before income taxes:

	Years Ended June 30,
	2021	2020
U.S.	$6,983,223	$1,981,773
Foreign	651,678	354,590
Income before income taxes	$7,634,901	$2,336,363

Income Tax Provision

Provision for income tax as listed on the Consolidated Statements of Income for the years ended June 30, 2021 and 2020 are $1,785,458 and $562,962, respectively.

Provision for taxes consisted of the following:

	Years Ended June 30,
	2021	2020
U.S. operations	$1,488,351	$425,639
Foreign operations	297,107	137,323
Total	$1,785,458	$562,962

Provisions for income tax consisted of the following as of the years ended:

For the year ended:	June 30, 2021	June 30, 2020

Current:
Federal	$1,426,303	$274,229
States	122,052	64,861
Foreign	256,195	179,709
Total current	1,804,550	518,799
Deferred:
Federal	(56,397)	94,273
States	(3,607)	(7,723)
Foreign	40,912	(42,387)
Total deferred	(19,092)	44,163
Total	$1,785,458	$562,962

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2021 and 2020 are presented below:

For the year ended:	June 30, 2021	June 30, 2020

Deferred tax assets:
Property and equipment and intangible assets - U.S.	$469,403	$529,694
Net operating loss	14,220	-
Accruals, reserves and other - U.S.	336,823	229,568
Leasing assets	245,819	125,480
Leasing liabilities	(238,789)	(117,270)
Gross deferred tax assets	827,476	767,472
Less valuation allowance	-	-
Total deferred tax assets	$827,476	$767,472

Deferred tax liabilities:
Intangible assets - foreign	$(150,878)	(144,653)
Accruals, reserves and other - foreign	(18,551)	16,136
Total deferred tax liabilities	$(169,429)	$(128,517)
Total net deferred tax assets	$658,047	$638,955

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.  At present, the Company does believe that it is more likely than not that the deferred tax assets will be realized. Therefore, the valuation allowance was released as of the beginning of the year ended June 30, 2020. The valuation allowance was unchanged during the year ended June 30, 2021 and decreased by $2,573 during the year ended June 30, 2020.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The Company has evaluated the provisions of the CARES Act and determined that it did not result in a significant impact on the Company’s tax provision.

Income tax expense (benefit) for the years ended June 30, 2021 and June 30, 2020 differed from the amounts computed by applying the statutory federal income tax rate of 21.00% to pretax income (loss) as a result of the following:

For the year ended:	June 30, 2021	June 30, 2020

Federal tax expense (benefit) at statutory rate	$1,603,764	$490,638
State income taxes	92,813	43,517
Permanent differences	17,737	26,724
Foreign tax credit	(88,648)	(58,203)
Change in valuation allowance	-	(2,573)
Foreign rate differential	159,792	62,859
Total tax expense	$1,785,458	$562,962

For the year ended:	June 30, 2021	June 30, 2020

Federal tax expense (benefit) at statutory rate	21.00%	21.00%
State income taxes	1.22%	1.86%
Permanent differences	0.23%	1.15%
Foreign rate differential	2.09%	2.69%
Foreign tax credit	(1.16)%	(2.49)%
Change in valuation allowance	0%	-0.11%
Total tax expense	23.38%	24.10%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which includes interest and penalties, for the years ended June 30, 2021 and 2020 are as follows:

Balance at June 30, 2020	$289,738
Additions based on tax positions taken during a prior period	12,597
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	-
Reductions based on tax positions taken during the current period	-
Reductions related to settlement of tax matters	-
Reductions related to a lapse of applicable statute of limitations	-
Balance at June 30, 2021	$302,335

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2017 through 2020 as of year ended June 30, 2021. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.  There were no ongoing examinations by taxing authorities as of June 30, 2021.

The Company had $251,946 of unrecognized tax benefits as of June 30, 2021 and 2020 that if recognized would affect the effective tax rate.  The Company does not anticipate a significant change to its unrecognized tax benefits in the year ended June 30, 2021

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2021, and 2020, the Company accrued and recognized as a liability $50,389 and $37,792, respectively, of interest and penalties related to uncertain tax positions.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2021 and September 2022, and require monthly rental payments of approximately US$232,198 (GST not included) translated to U.S. currency as of June 30, 2021. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,659 translated to U.S. currency as of June 30, 2021. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $21,875 commenced June 1, 2021. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,063 with increases annually.

For years ended June 30, 2021 and 2020, the combined lease payments of the Company and its subsidiaries totaled $763,304 and $407,042, respectively, and recorded under general and administrative expense in the Consolidated Statements of Income. As of June 30, 2021 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,058,199, recorded net of $62,432 in deferred rent, and $1,120,631 in total operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2022	$564,162
2023	486,375
2024	228,505
Total minimum lease payments	1,279,042
Less: Present value discount	(158,411)
Total operating lease liabilities	$1,120,631

The weighted average remaining lease term for the Company's operating leases was 2.87 years as of  June 30, 2021 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$76,937) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,989) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the fiscal year, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of June 30, 2021 and 2020 the expense waiver payable was $0.1 million and $0.4 million, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of June 30, 2021, Marygold has future payment commitments with its primary service vendors totaling $647,000 including $47,000 due in 2021 and approximately $300,000 due in 2022 and 2023, respectively.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May 2020 regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of June 30, 2021 and 2020. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Retirement Plan

Concierge through its wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF or Original Sprout for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $159 thousand and $153 thousand for each of the years ended June 30, 2021 and 2020, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of Wainwright, Gourmet Foods, Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiary, Marygold, has not begun operations, so its accounts have been consolidated with those of the parent, Concierge, and is not yet identified as a separate segment. The Company's reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly owned subsidiary Gourmet Foods, Ltd. and their subsidiary, Printstock. In Canada, the Company provides security alarm system installation and maintenance services to residential and commercial customers sold through its wholly owned subsidiary, Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of June 30, 2021 and June 30, 2020:

	As of June 30, 2021	As of June 30, 2020

Identifiable assets:
Corporate headquarters - including Marygold	$3,513,008	$2,891,284
U.S.A. : investment fund management	17,467,044	12,834,581
U.S.A. : beauty products	4,024,803	3,611,471
New Zealand: food industry	3,831,539	2,606,256
Canada: security systems	2,671,286	2,347,327
Consolidated	$31,507,680	$24,290,919

The following table presents a summary of operating information for the years ended June 30, 2021 and June 30, 2020:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Revenues:
U.S.A. : investment fund management - related party	$25,169,182	$15,459,061
U.S.A. : beauty products	3,756,512	3,883,953
New Zealand : food industry	8,263,267	4,745,821
Canada : security systems	2,715,487	2,660,153
Consolidated	$39,904,448	$26,748,988

Net income (loss):
U.S.A. : investment fund management - related party	$9,983,156	$2,850,451
U.S.A. : beauty products	(191,857)	215,620
New Zealand : food industry	469,028	326,448
Canada : security systems	284,151	294,295
Corporate headquarters - including Marygold	(4,695,035)	(1,913,413)
Consolidated	$5,849,443	$1,773,401

The following table presents a summary of capital expenditures for the year ended June 30:

	2021	2020
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	41,974	6,242
New Zealand: food industry (1)	436,775	133,975
Canada: security systems	-	416,271
U.S.A. : corporate headquarters - including Marygold	653	2,786
Consolidated	$479,402	$559,274

(1) Includes $401,681 related to the acquisition of Printstock. See Note 15, Business Combinations

The following table represents property, plant and equipment in use at each of the Company's locations as of June 30:

	2021	2020
Asset location:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	58,961	16,987
New Zealand: food industry	2,345,569	1,721,195
Canada: security systems	998,612	929,712
U.S.A. : corporate headquarters - including Marygold	17,744	17,091
Total all locations	3,420,886	2,684,985
Less accumulated depreciation	(1,847,441)	(1,487,793)
Net property, plant and equipment	$1,573,445	$1,197,192

NOTE 17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the consolidated financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On August 2, 2021, the Company formed a wholly-owned subsidiary named Marygold & Co. (UK) Limited ("Marygold UK") organized under the laws of England and Wales. Marygold UK was initially capitalized with GBP 50,000 (approximately US$70,000) and Matthew Parden was named President. On August 13, 2021, Marygold UK entered into a Share Purchase Agreement that, when consummated, would result in the acquisition of all the outstanding and issued shares of Tiger Financial and Asset Management Limited, a U.K. limited company, ("Tiger") in exchange for GBP 1,500,000 (approximately US$2,100,000) plus acquired cash-on-hand at the time of closing. Marygold UK will pay the purchase price in 3 approximately equal payments commencing at closing and at each annual anniversary date. Funding for the purchase price will be provided through a loan facility granted by Concierge Technologies. The Company plans to project its Marygold fintech services into the U.K. market provided a successful launch in the U.S. is realized. Tiger is an established and certified investment advisor in the U.K., and will be able to offer such services as Marygold's to its clientele and other U.K. residents thus greatly reducing the cost and time to market for Marygold. The transaction remains subject to regulatory approval by U.K. government agencies and other usual and customary prerequisites for a transaction of this nature. (see Form 8-K dated August 13, 2021 and referenced herein as Exhibit 10.6)

On or about August 25, 2021, the Company received written consents in lieu of a meeting of stockholders representing a majority of the issued and outstanding shares, or 59.33%, of the voting securities of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) to authorize the following: (1) the amendment to the Company’s Articles of Incorporation, as amended, to effect the name change of the Company to “The Marygold Companies, Inc.” (the “Name Change”); (2) the amendment to the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of our Common Stock by a ratio of not less than 1-for-1.5 and not more than 1-for-2.75 (the “Reverse Stock Split”) at any time prior to the one year anniversary of filing of a definitive Information Statement on Schedule 14C with respect to the Reverse Stock Split, with the Board of Directors (the “Board”) having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set within the above range as determined by the Board in its discretion; and (3) the adoption of the Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (the “Plan” and, together with the Name Change and Reverse Stock Split, the “Actions”).

On August 24, 2021, the Board of Directors of the Company approved the Actions by unanimous written consent in lieu of a meeting. The Plan became effective upon approval of the Majority Stockholders. The Name Change and Reverse Stock Split will become effective at such future date as determined by the Board, as evidenced by the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada, but in no event earlier than October 3, 2021, which is the 20th calendar day after the Company’s Definitive Information Statement was mailed or furnished to the stockholders of record as of September 3, 2021. (see Schedule 14C Definitive Information Statement, dated September 13, 2021 and filed with the U.S. Securities and Exchange Commission on September 13, 2021).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or disputes with our independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 (the end of the period covered by this annual report) and provided reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2021 which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2021, and a description of the business experience of each.

Person	Age	Offices	Office Held Since	Term of Office
Scott Schoenberger	55	Director	2015	2021
Nicholas D. Gerber	59	Chief Executive Officer / Chairman and Director	2015	2021
David W. Neibert	65	Chief Operations Officer and Secretary	2002	2021
Matt Gonzalez	57	Director	2013	2021
Stuart P. Crumbaugh	58	Chief Financial Officer	2017	2021
Kathryn D. Rooney	49	Director	2017	2021
Derek Mullins	47	Director	2017	2021
Kelly J. Anderson	53	Director	2019	2021
Joya Delgado Harris	48	Director	2017	2021
Erin Grogan	47	Director	2017	2021

Nicholas D. Gerber: Mr. Gerber has served as Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge, the parent of Wainwright and its subsidiaries since January 2015. Mr. Gerber also has served as the President and a Director of Wainwright, a position he has held since March of 2004. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge since November 2019. Mr. Gerber serves as CEO of a newly formed Concierge subsidiary, Marygold & Co. (UK) Limited in London, England since August 2021. Since May 2015, Mr. Gerber has served as Vice President of United States Commodity Funds, LLC (“USCF”), a subsidiary of Wainwright and a Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015, and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers, LLC (“USCF Advisers”) on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015, to present. USCF Advisers is a subsidiary of Wainwright and an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned a Master of Business Administration degree in finance from the University of San Francisco, a Bachelor of Arts degree from Skidmore College and holds an NFA Series 3 registration.

Scott Schoenberger: Mr. Schoenberger has served on the Board of Concierge since January 2015. Mr. Schoenberger is the owner and Chief Executive Officer of KAS Engineering, a second-generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and Chief Executive Officer of Nica Products, another manufacturing company based in Orange County, CA. Mr. Schoenberger has over 30 years of business experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a Bachelor of Science degree in Environmental Studies from the University of California, Santa Barbara.

David W. Neibert: Mr. Neibert has been a Director of Concierge since June 2002. Mr. Neibert previously served as Chief Executive Officer of Concierge from April 2007 through January 2015, then Chief Financial Officer from February 2015 through October 2017, and from November 2017 to present, Mr. Neibert has served as the Chief Operations Officer. Concurrently with his service and tenure at Concierge, Mr. Neibert has continuously served as President of Kahnalytics, Inc. since May 2015, nka Original Sprout; Director and Chief Financial Officer of Gourmet Foods Ltd. since August 2015 and its subsidiary, Printstock Products Ltd., since June 2020; Director for Brigadier Security Systems since June 2016, and Director of Marygold and Co since November 2019. As Concierge’s Chief Operations Officer, Mr. Neibert is responsible for long range planning, growth and ensuring profitable operations of Concierge’s subsidiaries including, but not limited to, the selection and retention of their respective management teams, accounting practices and processes in accordance with U.S. GAAP. Mr. Neibert is also responsible for the primary due diligence efforts, contract negotiations, and on-boarding of new subsidiary acquisitions for Concierge. Prior to joining Concierge, Mr. Neibert served as President of Roamer One and as a Director and Executive Vice President of Business Development of their publicly traded parent company Intek Global Corporation, a global distributor of radio products. Mr. Neibert attended the University of California Los Angeles from 1973-1978 with a focus on business management and developmental psychology.

Matt Gonzalez: Mr. Gonzalez has served as a Director of Concierge since 2013.  He is an accomplished attorney with experience handling both civil and criminal matters in both state and federal courts. Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender's Office where he oversees an office of over 100 trial lawyers. He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005, and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner at Gonzalez & Kim, a California partnership with multiple business holdings in the transportation sector. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco. He joined Concierge as an investor in 2010 before becoming its Director in 2013. Mr. Gonzalez earned his Bachelor of Arts degree from Columbia University and his Juris Doctor from Stanford Law School.

Erin Grogan: Ms. Grogan has served as Director of Concierge since 2017.  Ms. Grogan serves as the Chief Financial Officer of the Association for California School Administrators. Previously, Ms. Grogan served as head of Finance and Operations at YouCaring, a fundraising platform for personal and charitable causes, until it was acquired by GoFundMe. Prior to joining YouCaring, Ms. Grogan was the Director of Finance and Planning as well as an adjunct faculty member at the University of San Francisco, School of Management, from 2012 until 2016. Ms. Grogan has over 20 years of experience in management and finance, including positions at ON24, Inc., Mooreland Partners, Cadbury Schweppes, Asbury Automotive Group, Banc of America Securities, PricewaterhouseCoopers, and American International Group. Ms. Grogan earned her Bachelor of Arts degree from Columbia University and a Master of Business Administration in finance from the New York University Leonard N. Stern School of Business.

Derek Mullins: Mr. Mullins has served as Director of Concierge since 2017 and currently serves as Co-Founder and Managing Partner of PINE Advisor Solutions. Previously he was the Director of Operations at ArrowMark Colorado Holdings LLC and the Chief Financial Officer and Treasurer of Meridian Fund, Inc. and Destra Investment Trust. Mr. Mullins also served as Director of Operations at Black Creek Capital and Dividend Capital from 2004 to 2009 and as Manager of Fund Administration at ALPS Fund Services from 1996 to 2004. Mr. Mullins brings over 20 years of operations, accounting, finance and compliance experience to the Board. Mr. Mullins earned his Bachelor of Science degree in finance and a Master of Science degree in finance from the University of Colorado, Boulder and the University of Colorado, Denver, respectively.

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

Joya Delgado Harris: Ms. Harris has served as Director of Concierge since 2017.  She currently serves as the Executive Director, Gold Standard with the CEO Roundtable on Cancer, driving the mission of their Gold Standard program, inclusive of the Health Equity and Going4Gold initiative. Ms. Harris was previously the Director of Research Integration for the American Cancer Society. In that role she provided oversight and management of the integration of products and outcomes stemming from the Office of Cancer Research and Implementation into enterprise-wide mission objectives. Before joining the American Cancer Society, Ms. Harris worked for Y-Me National Breast Cancer Organization from 2008-2011. She has extensive experience in nonprofit management, previously serving as the Executive Director for the Association of Village PRIDE and as the Director of Product Development for the Metropolitan Atlanta Chapter of the American Red Cross. Her background and demonstrated accomplishments in key leadership functions include program development, implementation, and evaluation; curriculum design, grant writing, resource development, community outreach, and developing business partnerships. Ms. Harris also serves as a Consumer Peer Reviewer for the Congressionally Directed Medical Research Programs (CDMRP), administered by the Department of Defense, sitting alongside scientists to review and evaluate innovative breast cancer research grant proposals. Additionally, she is an advocate reviewer for the Cancer Prevention and Research Institute of Texas (CPRIT). Ms. Harris earned a Bachelor of Arts degree from Wellesley College and received a Master of Public Health degree with a concentration in public health policy and management from the Rollins School of Public Health of Emory University.

Kelly J. Anderson: Kelly Anderson has over 25 years of experience in finance, accounting and operations roles in various industries. Ms. Anderson is the founder and CEO of CXO Executive Solutions, LLC, a national woman-owned financial consulting services company serving private, public, private equity, entrepreneurial, family office and government-owned firms in all industries. Between 2020 and 2015, Ms. Anderson has been a managing partner in C Suite Financial Partners, a financial consulting services company. Between July 2014 and March 2015, Ms. Anderson was CFO of Mavenlink, a SaaS company. Between October 2012 and January 2014, Ms. Anderson was Chief Accounting Officer of Fisker Automotive. Between April 2010 and February 2012, Ms. Anderson was the President and Chief Financial Officer of T3 Motion, Inc. (“T3”), an electric vehicle technology company. Between March 2008 and April 2010, she served as T3’s Executive Vice President and Chief Financial Officer, and as a director from January 2009 until January 2010. From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit reporting agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties and its affiliates. From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp., a Fortune 500 title insurance company. Ms. Anderson has served on the board of directors for Tomi Environmental Services (NASDAQ: TOMZ) since 2016 and Concierge Technologies since May 2019 (OTCQB: CNCG). Ms. Anderson is a CPA (Inactive). Ms. Anderson holds a Bachelor of Arts degree in Business Administration with an accounting concentration from California State University Fullerton.

Stuart P. Crumbaugh: Stuart Crumbaugh has served as the Chief Financial Officer of Concierge Technologies, Inc. ("Concierge"), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. Mr. Crumbaugh has also served as a director of Wainwright, the parent and sole member of United States Commodity Funds, LLC (“USCF”) since December 2016. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., Inc. a subsidiary of Concierge since November 2019. In addition, Mr. Crumbaugh is the Chief Financial Officer, Secretary and Treasurer of USCF, a subsidiary of Wainwright since May 2015 and has been a principal of USCF listed with the CFTC and NFA since July 1, 2015, and as of January 2017, he is a principal of USCF Advisers. USCF Advisers, LLC (“USCF Advisers”) an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a Bachelor of Arts degree in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (Inactive).

Conflicts of Interest. Our officers and directors who are not employees of our operating subsidiaries will not devote more than a portion of their time to our affairs. There will be occasions when the time requirements of Concierge's business conflict with the demands of their other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

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

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our Form 10-K Annual Report for the year ended June 30, 2018 and is incorporated by reference herein.  See, "ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, Exhibit Number 14.1."  We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the Company at its address at 120 Calle Iglesia, Unit B, San Clemente, CA 92672.

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

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus($)	Stock Awards ($)	OptionAwards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David W. Neibert	2020	250,000	Nil	Nil	Nil	Nil	Nil	Nil	250,000
Chief Operations Officer(1)	2021	256,000	50,000	Nil	Nil	Nil	Nil	Nil	306,000
Nicholas D. Gerber(2)	2020	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Chief Executive Officer	2021	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
John P. Love (3)	2020	450,000	Nil	Nil	Nil	Nil	Nil	Nil	450,000
Chief Executive Officer - USCF	2021	450,000	112,500	Nil	Nil	Nil	Nil	Nil	562,500
Stuart P. Crumbaugh (4)	2020	294,222	Nil	Nil	Nil	Nil	Nil	Nil	294,222
Chief Financial Officer	2021	294,580	91,885	Nil	Nil	Nil	Nil	Nil	386,465

(1) Mr. Neibert's salary was increased to $275,000 per year in April 2021.

(2) USCF pays Mr. Gerber a salary of $400,000.

(3) USCF pays Mr. Love a salary of $450,000 per year and the bonus amount.

(4) USCF pays Mr. Crumbaugh a salary of $294,580 per year and the bonus amount.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year.

Compensation of Directors

The following compensation was paid to our directors for their services as directors for the fiscal year ended June 30, 2021. Only our independent directors receive compensation. Independent directors receive an annual retainer, paid quarterly, plus reimbursement for approved Board meeting travel and related out-of-pocket expenses.

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

The following table sets forth information as of September 25, 2021, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of the Company’s common stock by (1) each director of the Company, (2) the named Executive Officers of the Company, (3) each person or group of persons known by the Company to be the beneficial owner of greater than 5% of the Company’s outstanding common stock, and (4) all directors and officers of the Company as a group:

Name and Address of Beneficial Owner	Amount Owned		Percent of Class (5)
Gonzalez & Kim 1202 Puerta Del Sol San Clemente CA 92673	233,400	(1)	0.61%
Nicholas D. Gerber 1202 Puerta Del Sol San Clemente CA 92673	18,130,015	(2)	47.12%
David W. Neibert 1202 Puerta Del Sol San Clemente CA 92673	36,748	(3)	0.09%
Scott Schoenberger 1202 Puerta Del Sol San Clemente CA 92673	4,697,993	(4)	12.21%
Kathryn D. Rooney 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Derek Mullins 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Erin Grogan 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Kelly J. Anderson 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Joya Harris 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Stuart P. Crumbaugh 1202 Puerta Del Sol San Clemente CA 92673	-		-%
Officers and Directors as a Group	23,098,156	(5)	60.03%
Eliot and Sheila Gerber	3,183,929		8.28%
Gerber Family Trust	5,623,543		14.62%

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

(3)

Mr. Neibert is the Chief Operations Officer of the Company and a member of the Board. Mr. Neibert owns an aggregate 36,748 shares. Mr. Neibert’s total beneficial ownership constitutes 0.10% of the outstanding shares of Common Stock which percentage is based on 38,473,159 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

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

(5)

The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act which percentages are calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1). The percentage of common stock outstanding is as of September 21, 2021, and based upon 37,485,959 shares of common outstanding and 49,360 shares of Series B Preferred Stock, giving effect to the conversion of all Series B Preferred Stock at a ratio of 20:1, for a total issued and outstanding amount of 38,473,159 shares.

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

Fiscal Year ended June 30, 2021	$369,580
Fiscal Year ended June 30, 2020	$361,340

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2021	nil
Fiscal Year ended June 30, 2020	$900

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2021	$125,683
Fiscal Year ended June 30, 2020	$132,326

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2021	nil
Fiscal Year ended June 30, 2020	nil

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee, and in our case the board of directors, require that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Document

2.1	Agreement for Sale and Purchase of a Business, dated May 29, 2015, by and between Gourmet Foods Ltd. and Concierge Technologies, Inc. 3
2.2	Stock Purchase Agreement, dated May 27, 2016, by and among Concierge Technologies, Inc., Brigadier Security Systems (2000) Ltd., and the shareholders of Brigadier Security Systems (2000) Ltd.5
2.3

Stock Purchase Agreement, dated September 19, 2016 by and among Concierge Technologies, Inc., Wainwright Holdings, Inc. and Each of the Individuals and Entities Executing Signature Pages Attached Thereto.6

2.4	Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.11
2.5	Termination of Asset Purchase Agreement, dated June 24, 2019, by and between Concierge Technologies, Inc., through its wholly owned subsidiary Gourmet Foods Ltd. and RG & MK Wilson Limited.12

3.1	Certificate of Designation (Series of Preferred Stock) filed with the Secretary of State of Nevada on September 23, 2010.1
3.2	Amended Articles of Incorporation of Concierge Technologies, Inc., a Nevada corporation, filed with the Secretary of State of Nevada on April 17, 2017.7
3.3	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017.7
10.1	Securities Purchase Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.2
10.2	Registration Rights Agreement, dated January 26, 2015, by and among Concierge Technologies, Inc. and Purchasers.2
10.3	Convertible Promissory Note, dated January 27, 2016, by and between Wainwright Holdings, Inc. and Concierge Technologies, Inc.4
10.4	Amended and Restated Asset Purchase Agreement, dated November 20, 2017, by and between The Original Sprout, LLC and each of the Individual Members of Original Sprout LLC and Kahnalytics, Inc.8
10.5

Form of Agreement for Sale and Purchase, dated March 11, 2020, of Shares and Current Account Graham Eric Eagle, Linda Janice Eagle, and Stephen Peter Lunn as Trustees of the GE and LJ Eagle Family Trust as to 266,850 shares, and Graham Eric Eagle of Napier, Company Director, as to 29,650 shares.13

10.6	Share Purchase Agreement Between Keith Halford and Marygold & Co. (UK), dated August 13, 2021.14
14.1	Code of Business Conduct and Ethics 10
16.1	Letter dated April 6, 2017, from Kabani and Company, Inc. 9
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

# Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed herewith.

1Previously filed with Report on Form 10-K filed on October 8, 2010 and incorporated by reference herein.

2Previously filed with Current Report on Form 8-K filed on January 29, 2015 and incorporated by reference herein.

3Previously filed with Current Report on Form 8-K filed on June 2, 2015 and incorporated by reference herein.

4Previously filed with Current Report on Form 8-K filed on February 2, 2016 and incorporated by reference herein.

5Previously filed with Current Report on Form 8-K filed on June 8, 2016 and incorporated by reference herein.

6Previously filed with Current Report on Form 8-K filed on September 20, 2016 and incorporated by reference herein.

7Previously filed with Definitive Proxy Materials on Schedule 14A filed on February 28, 2017 and incorporated by reference herein.

8Previously filed with Current Report on Form 8-K filed on November 21, 2017 and incorporated by reference herein.

9Previously filed with Current Report on Form 8-K filed on April 6, 2017 and incorporated by reference herein.

10Previously filed with Current Report on Form 10-K filed on September 28, 2018 and incorporated by reference herein.

11Previously filed with Current Report on Form 8-K filed on June 27, 2019 and incorporated by reference herein.

12Previously filed with Current Report on Form 8-K filed on August 2, 2019 and incorporated by reference herein.

13Previously filed with Current Report on Form 8-K filed on March 16, 2020 and incorporated by reference herein.

14Previously filed with Current Report on Form 8-K filed on August 17, 2021 and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Date: September 22, 2021	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 22, 2021	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 22, 2021	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 22, 2021	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 22, 2021	/s/ Derek Mullins
Derek Mullins, Director

Date: September 22, 2021	/s/ Kathryn D. Rooney
Kathryn D. Rooney, Director

Date: September 22, 2021	/s/ Erin Grogan
Erin Grogan, Director

Date: September 22, 2021	/s/ Kelly J. Anderson
Kelly J. Anderson, Director

Date: September 22, 2021	/s/ Joya Delgado Harris
Joya Delgado Harris, Director