Form 10-Q
period 2021-09-30
CONCIERGE TECHNOLOGIES INC
filed 2021-11-15
CIK 1005101

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

The registrant had 37,485,959 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on November 12, 2021. Series B Preferred stock is convertible, under certain conditions, to 20 shares of common stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of common stock.

CONCIERGE TECHNOLOGIES, INC.

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the outcome of the class action litigation;
•	recent resolutions with the Securities Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”) against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, Wainwright Holdings, and other related parties, as disclosed under “Item 1. Legal Proceedings”;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021 and this Quarterly Report on Form 10-Q. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	June 30, 2021 (1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,281,380	$16,072,955
Accounts receivable, net	1,458,312	1,070,541
Accounts receivable - related parties	1,761,830	2,038,054
Inventories	2,109,390	1,951,792
Prepaid income tax and tax receivable	856,072	747,343
Investments	1,322,642	1,828,926
Other current assets	318,218	399,524
Total current assets	25,107,844	24,109,135

Restricted cash	13,748	13,989
Property, plant and equipment, net	1,471,602	1,573,445
Operating lease right-of-use asset	893,562	1,058,199
Goodwill	1,043,473	1,043,473
Intangible assets, net	2,259,494	2,341,803
Deferred tax assets, net-U.S.	827,476	827,476
Other assets, long - term	540,160	540,160
Total assets	$32,157,359	$31,507,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, accrued expenses and legal settlement	$6,622,022	$3,862,874
Expense waivers – related parties	108,012	69,684
Operating lease liabilities, current portion	457,586	513,071
Notes payable - related parties	603,500	603,500
Loans - property and equipment, current portion	14,840	15,094
Total current liabilities	7,805,960	5,064,223

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	365,838	379,804
Operating lease liabilities, net of current portion	496,629	607,560
Deferred tax liabilities, net-foreign	169,429	169,429
Total long-term liabilities	1,031,896	1,156,793
Total liabilities	8,837,856	6,221,016

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 49,360 issued and outstanding at September 30, 2021 and at June 30, 2021	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,485,959 shares issued and outstanding at September 30, 2021 and at June 30, 2021	37,486	37,486
Additional paid-in capital	9,330,843	9,330,843
Accumulated other comprehensive income	56,413	142,581
Retained earnings	13,894,712	15,775,705
Total stockholders' equity	23,319,503	25,286,664
Total liabilities and stockholders' equity	$32,157,359	$31,507,680

(1) Derived from audited financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(UNAUDITED)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020

Net revenue
Fund management - related party	$5,657,027	$7,036,301
Food products	2,361,793	2,057,369
Security systems	690,856	678,643
Beauty products	1,021,071	972,744
Net revenue	9,730,747	10,745,057

Cost of revenue	2,652,014	2,399,151

Gross profit	7,078,733	8,345,906

Operating expense
General and administrative expense	2,113,820	1,911,045
Fund operations	1,101,617	902,841
Marketing and advertising	723,591	801,092
Depreciation and amortization	154,765	166,071
Salaries and compensation	2,131,298	1,696,244
Legal settlement	2,500,000	-
Total operating expenses	8,725,091	5,477,293

(Loss) income from operations	(1,646,358)	2,868,613

Other income:
Interest and dividend income	7,396	8,604
Interest expense	(10,200)	(10,083)
Other income	6,993	118,625
Total other income, net	4,189	117,146

(Loss) income before income taxes	(1,642,169)	2,985,759

Provision of income taxes	(238,824)	(766,325)

Net (loss) income	$(1,880,993)	$2,219,434

Weighted average shares of common stock
Basic and diluted	38,473,159	38,473,159

Net (loss) income per common share
Basic and diluted	$(0.05)	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020

Net (loss) income	$(1,880,993)	$2,219,434

Other comprehensive income:
Foreign currency translation (loss) gain	(86,168)	72,714
Comprehensive (loss) income	$(1,967,161)	$2,292,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTH PERIODS ENDING SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(UNAUDITED)

Period Ending September 30, 2021	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$142,581	$15,775,705	$25,286,664
Loss on currency translation	-	-	-	-	-	(86,168)	-	(86,168)
Net loss	-	-	-	-	-	-	(1,880,993)	(1,880,993)
Balance at September 30, 2021	49,360	$49	$37,485,959	$37,486	$9,330,843	$56,413	$13,894,712	$23,319,503

Period Ending September 30, 2020	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(144,744)	$9,926,262	$19,149,896
Gain on currency translation	-	-	-	-	-	72,714	-	72,714
Net income	-	-	-	-	-	-	2,219,434	2,219,434
Balance at September 30, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(72,030)	$12,145,696	$21,442,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Month Period Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,880,993)	$2,219,434
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	154,765	166,071
Bad debt expense	-	13,749.00
Unrealized loss (gain) on investments	1,059	(1,067)
Loss (gain) on disposal of equipment	23,407	(2,100)
Operating lease right-of-use asset - non-cash lease cost	164,637	128,320

Decrease (increase) in current assets:
Accounts receivable	(397,282)	(205,324)
Accounts receivable - related party	276,224	433,110
Prepaid income taxes and tax receivable	(111,698)	859,118
Inventories	(154,924)	(137,859)
Other current assets	129,731	134,208
Decrease (increase) in current liabilities:
Accounts payable, accrued expenses and legal settlement	2,786,828	(179,660)
Operating lease liabilities	(166,417)	(129,324)
Expense waivers - related party	38,328	306,653
Net cash provided by operating activities	863,665	3,605,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of assets	-	(723,150)
Purchase of real estate and equipment	(3,560)	(5,657)
Sale of investments	506,462	-
Purchase of investments	(423)	(2,694)
Net cash provided by (used in) investing activities	502,479	(731,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(3,584)	(3,282)
Net cash (used in) financing activities	(3,584)	(3,282)

Effect of exchange rate change on cash and cash equivalents	(154,376)	210,997

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,208,184	3,081,543

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	16,086,944	9,826,042

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$17,295,128	$12,907,585

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$4,080	$3,963
Income taxes paid (refunded)	$296,768	$(238,458)
Non-cash financing and investing activities:
Reclassification of acquisition deposit	$-	$122,111
Purchase price payable	$-	$277,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Concierge Technologies, Inc., (the “Company” or “Concierge”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly owned subsidiaries are more particularly described herein but are summarized as follows:

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

●

Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly owned New Zealand subsidiary company, Printstock Products Limited ("Printstock"), prints specialty wrappers for the food industry in New Zealand and Australia (collectively "Gourmet Foods").

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of September 30, 2021, and is estimated to launch commercial services in the current fiscal year. Through September 30, 2021, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of September 30, 2021, there have been no acquisitions completed and no operations. The expenses of Marygold UK have been included with those of Concierge.

Concierge manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by Concierge’s management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. Concierge’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. Concierge's corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed. Across Concierge and its subsidiaries the Company employs 114 people.

As more fully detailed in the Company’s Definitive Information Statement on Schedule 14C, filed with the U.S. Securities and Exchange Commission on September 13, 2021, on August 24, 2021, the Board of Directors of the Company approved, by unanimous written consent in lieu of a meeting, to effect a name change of the Company to "The Marygold Companies, Inc." As of November 12, 2021, no action has been taken with respect to the name change and no definitive date has been set.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets, related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2021 and filed with the U.S. Securities and Exchange Commission on September 22, 2021.

Principles of Consolidation

The accompanying unaudited consolidated financial statements, which are referred to herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier, Original Sprout, Marygold and Marygold UK.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net consist of receivables related to the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 and June 30, 2021, the Company had $453 and $15,499, respectively, reserved for as doubtful accounts.

Accounts receivable - related parties consist of fund asset management fees receivable from the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of September 30, 2021 and June 30, 2021, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, as a holding company, operates through its wholly owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold and Marygold UK, as newly formed development stage entities, had no revenues and no significant transactions for the three months ended September 30, 2021. Any transactions that did occur were included with those of Concierge.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three-month revenues as of September 30, 2021 compared with those at September 30, 2020 along with the accounts receivable – related parties as of September 30, 2021 and June 30, 2021 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2021		September 30, 2020
	Revenue		Revenue
Fund
USO	$3,142,607	56%	$4,893,532	69%
BNO	519,919	9%	758,726	11%
UNG	427,786	8%	551,554	8%
USCI	475,584	8%	250,264	4%
All Others	1,091,131	19%	582,225	8%
Total	$5,657,027	100%	$7,036,301	100%

	As of September 30, 2021		As of June 30, 2021
	Accounts Receivable		Accounts Receivable
Fund
USO	$967,323	55%	$1,156,691	57%
BNO	155,325	9%	196,713	10%
UNG	146,829	8%	130,543	6%
USCI	152,976	9%	141,346	7%
All Others	339,377	19%	412,761	20%
Total	$1,761,830	100%	$2,038,054	100%

Concierge, through Gourmet Foods and following the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. For the purpose of segment reporting (Note 15) both revenue streams are considered part of the same "food industry" segment as they are evaluated as one segment by the Company's Chief Operating Decision Maker.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long-term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three months ended September 30, 2021, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 25% of baking sales revenues as compared to 20% for the three months ended September 30, 2020. This customer accounted for 40% of the baking accounts receivable as of September 30, 2021 as compared to 19% as of June 30, 2021. The second largest customer in the grocery industry accounted for approximately 10% of baking sales revenues during the three month periods ended September 30, 2021 and September 30, 2020, and accounted for 25% as compared to 27% of baking accounts receivable as of  September 30, 2021 and June 30, 2021, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three month periods ended September 30, 2021 and September 30, 2020 accounted for approximately 47% and 48%, respectively, of baking sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. A second consortium of gasoline convenience stores were not significant in sales volume, however did account for 12% and 23% of baking accounts receivable as of September 30, 2021 and June 30, 2021, respectively.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking sales revenue, however no single customer in this group was a significant contributor of baking sales revenues for the three month periods ended September 30, 2021 or September 30, 2020, nor a significant contributor to baking accounts receivable as of September 30, 2021 and June 30, 2021.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 40% and 36% of the printing sector revenues for the three months ended September 30, 2021 and September 30, 2020, respectively. This same customer accounted for 44% and 40% of the printing sector accounts receivable as of September 30, 2021 and June 30, 2021, respectively.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 32%, 18% and 15% of Gourmet Foods' consolidated gross revenues for the three months ended September 30, 2021 compared to 28%, 14% and 12% for the three months ended September 30, 2020. These customers accounted for nil%, 16% and 28% of the consolidated accounts receivable of Gourmet Foods as of September 30, 2021 as compared to nil%, 7% and 26%, respectively, as of June 30, 2021.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 50% and 49% of the total Brigadier revenues for the three month periods ended September 30, 2021 and September 30, 2020, respectively. The same customer accounted for approximately 27% of Brigadier's accounts receivable as of September 30, 2021 as compared to 31% as of June 30, 2021. Another customer accounted for 13% of total Brigadier revenues for the three months ended September 30, 2020 but was insignificant for the three month period ended September 30, 2021.

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

Concierge, through Original Sprout, has thousands of customers and, from time to time, certain customers become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had one significant customer for the three month period ended September 30, 2021 accounting for 10% of total revenues as compared to 9% for the three month period ended September 30, 2020. There were no accounts receivable due from this customer as of September 30, 2021 or June 30, 2021. Four other customers, who were insignificant contributors to sales for the three month period ended September 30, 2021, accounted for 25%, 17%, 8% and 0% of accounts receivable as of September 30, 2021 compared to 30%, 15%,11% and 17%, respectively, as of June 30, 2021.

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

Inventories

Inventories, consisting primarily of; (i) food products, printing supplies, and packaging in New Zealand, (ii) hair and skin care finished products and components in the U.S. and, (iii) security system hardware in Canada, are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three months ended September 30, 2021 and September 30, 2020, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense as incurred; additions and improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements, which are included in plant and equipment, are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight line method over the estimated useful life of the asset (see Note 5 to the Consolidated Financial Statements).

Category	Estimated Useful Life (in years)
Building	39
Plant and equipment:	5 to 10
Furniture and office equipment	3 to 5
Vehicles	3 to 5

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three month period ended September 30, 2021 or the year ended June 30, 2021.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors,  industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the three month period ended September 30, 2021 or the fiscal year ended June 30, 2021.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three month period ended September 30, 2021 or the fiscal year ended June 30, 2021.

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds, sale of gourmet meat pies and printing of food wrappers in New Zealand, security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees earned each month. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization.

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

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of (Loss) Income, which for the three months ended September 30, 2021, were approximately $188,762, or approximately 27%, of the total security system revenues as compared to $180,999 for the three months ended September 30, 2020, or 27% of the total security system revenues. These revenues for the three months ended September 30, 2021 account for approximately 2% of total consolidated revenues as compared to 2% for the three months ended September 30, 2020. None of the other subsidiaries of the Company generate revenues from long-term contracts.

Because the Company has no contract with the end user, and the monthly payments for customer support services are made to the Company by the monitoring company who has a contract with the end user, and end user customers are subject to cancellation through no control of the Company, no deferred revenues or contingent liability reserves have been established with respect to these contracts. The services are deemed delivered as the obligation is acknowledged on a monthly basis.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended September 30, 2021 and September 30, 2020 were $0.7 million and $0.8 million, respectively.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security Systems use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

Segment Reporting

The Company defines operating segments as components for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on these segments (Refer to Note 16 of the Condensed Consolidated Financial Statements).

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the three months ended September 30, 2021 and September 30, 2020 a determination was made that no adjustments were necessary.

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

Basic net income per share is based upon the weighted average number of common shares outstanding. This calculation also includes the weighted average number of Series B Convertible Preferred shares outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have any options or warrants or other dilutive financial instruments. As such, basic and diluted earnings per share are the same.

On August 25, 2021 the Company adopted the Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (the "Plan") and had not issued any awards under the Plan as of September 30, 2021. The Company has also authorized a reverse stock split of its Common Stock by a ratio of not less than 1-for-1.5 and not more than 1-for-2.75 (the “Reverse Stock Split”) at any time prior to the one year anniversary of filing of a definitive Information Statement on Schedule 14C with the Board of Directors (the "Board") having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set within the above range as determined by the Board in its discretion.

Basic and diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended September 30, 2021
	Net Loss	Shares	Per Share
Basic net loss per share:
Net loss available to common shareholders	$(1,830,770)	37,445,919	$(0.05)
Net loss available to preferred shareholders	(50,223)	1,027,240	$(0.05)
Basic and diluted net loss per share	$(1,880,993)	38,473,159	$(0.05)

	For the Three Months Ended September 30, 2020
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$2,158,248	37,412,519	$0.06
Net income available to preferred shareholders	61,186	1,060,640	$0.06
Basic and diluted net income per share	$2,219,434	38,473,159	$0.06

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier, Original Sprout and Marygold consisted of the following totals as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Raw materials	$888,225	$942,911
Supplies and packing materials	172,029	193,322
Finished goods	1,049,136	815,559
Total inventories	$2,109,390	$1,951,792

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Plant and equipment	$2,101,342	$2,147,617
Furniture and office equipment	242,104	246,697
Vehicles	597,357	613,891
Land and building	394,369	412,681
Total property, plant and equipment, gross	3,335,172	3,420,886
Accumulated depreciation	(1,863,570)	(1,847,441)
Total property, plant and equipment, net	$1,471,602	$1,573,445

For the three months ended September 30, 2021 and September 30, 2020, depreciation expense for property, plant and equipment totaled $72,456 and $80,062, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Customer relationships	$777,375	$777,375
Brand name	1,199,965	1,199,965
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	3,728,826	3,728,826
Less : accumulated amortization	(1,469,332)	(1,387,023)
Net intangibles	$2,259,494	$2,341,803

CUSTOMER RELATIONSHIPS

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired customer relationships was estimated to be $434,099 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired customer relationships was determined to be $200,000 and is amortized over the remaining useful life of 7 years. On July 1, 2020, our wholly owned subsidiary, Gourmet Foods, Ltd., acquired Printstock Products Limited. The fair value of the acquired customer relationships was estimated to be $77,123 and is amortized over a useful life of 9 years.

	September 30,	June 30,
	2021	2021
Customer relationships	$777,375	777,375
Less: accumulated amortization	(391,442)	(369,471)
Total customer relationships, net	$385,933	407,904

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will forever be associated with the product offering unless and until such time in the future as the Company may elect to discontinue the use of the brand and move towards establishment of an alternative product offering. On July 1, 2020, our wholly owned subsidiary, Gourmet Foods, Ltd., acquired Printstock Products Limited. The fair value of the brand name was determined to be $57,842 and, like that of Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment of the brand names "Original Sprout" and "Printstock" at each reporting interval with no amortization recognized.

	September 30,	June 30,
	2021	2021
Brand name	$1,199,965	$1,199,965
Less: accumulated amortization	(219,755)	(209,620)
Total brand name, net	$980,210	$990,345

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of September 30, 2021, the fair value of the acquired domain names had been fully amortized.

	September 30,	June 30,
	2021	2021
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(36,913)
Total brand name, net	$-	$-

RECIPES AND FORMULAS

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the recipes was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On December 18, 2017 the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired recipes and formulas was determined to be $1,200,000 and is amortized over the remaining useful life of 8 years.

	September 30,	June 30,
	2021	2021
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(589,545)	(551,737)
Total recipes and formulas, net	$632,056	$669,864

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years. On December 18, 2017 the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired non-compete agreement was determined to be $190,000 and is amortized over the remaining useful life of 5 years.

	September 30,	June 30,
	2021	2021
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(231,677)	(219,282)
Total non-compete agreement, net	$43,305	$55,700

INTERNALLY DEVELOPED SOFTWARE

During the quarter ended September 30, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of September 30, 2021, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of September 30, 2021, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three months ended September 30, 2021 and September 30, 2020 was $82,309 and $86,009, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2022	$235,885
2023	292,261
2024	277,378
2025	262,114
2026	150,345
Thereafter	1,041,511
Total	$2,259,494

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $318,218 as of September 30, 2021 and $399,524 as of June 30, 2021 are comprised of various components as listed below.

	As of September 30, 2021	As of June 30, 2021
Prepaid expenses	$292,777	$373,381
Other current assets	25,441	26,143
Total	$318,218	$399,524

Investments

Wainwright, from time to time, provides initial investment in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of September 30, 2021 and June 30, 2021, there were no investments in its ETP funds or investments requiring equity method investment accounting. The Company also invests in marketable securities. As of September 30, 2021 and June 30, 2021, such investments were approximately $1.3 million and $1.8 million, respectively.

Investments measured at estimated fair value consist of the following as of September 30, 2021 and June 30, 2021:

	September 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,775	$5,378	$-	$1,050,153
Other short-term investments	269,824	1,459	-	271,283
Other equities	1,421		(215)	1,206
Total short-term investments	$1,316,020	$6,837	$(215)	$1,322,642

	June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,748	$5,378	$-	$1,050,126
Other short term investments	772,981	4,568	0	777,549
Other equities	1,421	0	(170)	1,251
Total short-term investments	$1,819,150	$9,946	$(170)	$1,828,926

All of the Company's short-term investments are Level 1 as of September 30, 2021 and June 30, 2021. During the three months ended September 30, 2021 and September 30, 2020, there were no transfers between Level 1 and Level 2.

Restricted Cash

At September 30, 2021 and  June 30, 2021, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$13,748 and US$13,989, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long-term assets totaling $540,160 as of September 30, 2021 and at June 30, 2021 were attributed to Wainwright and Original Sprout and consisted of

(i)

$500,000 as of September 30, 2021 and  June 30, 2021 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the three months ended September 30, 2021 or the year ended June 30, 2021;

(ii)	and $40,160 as of September 30, 2021 and at June 30, 2021 representing lease deposits and prepayments.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amount recorded in goodwill for September 30, 2021 and June 30, 2021 was $1,043,473.

Goodwill is comprised of the following amounts as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Total	$1,043,473	$1,043,473

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment as of September 30, 2021 or as of June 30, 2021.

NOTE 9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND LEGAL SETTLEMENT

Accounts payable and accrued expenses consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Accounts payable	$2,568,546	$1,672,647
Accrued interest	135,716	129,596
Taxes payable	282,900	238,020
Accrued payroll, vacation and bonus payable	391,016	1,049,359
Accrued operating expenses and legal settlement	3,243,844	773,252
Total	$6,622,022	$3,862,874

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three months ended September 30, 2021 and September 30, 2020 was $6,120 and $6,120, respectively. Total accrued interest due to related parties was $135,716 and $129,596 as of September 30, 2021 and June 30, 2021, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $5.7 million and $7.0 million for the three month periods ended September 30, 2021 and September 30, 2020, respectively, were earned from these related parties. Accounts receivable, totaling $1.8 million and $2.0 million as of September 30, 2021 and June 30, 2021, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $0.1 million and $0.3 million and fund expense limitation amounts, totaling $0.1 million and $0.1 million, for the three month periods ended September 30, 2021 and September 30, 2020, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.1 million and $0.1 million as of September 30, 2021 and June 30, 2021, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 14 to the Condensed Consolidated Financial Statements.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of September 30, 2021, Brigadier had an outstanding principal balance of CD$485,171 (approx. US$380,678 translated as of September 30, 2021) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021 reflect the amount of the principal balance which is due within twelve months as a current liability of US$14,840 and a long-term liability of US$365,838. Interest on the mortgage loan for the three months ended September 30, 2021 and September 30, 2020 was US$4,048 and US$3,963, respectively.

NOTE 12.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remained 53,032 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2020. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. After conversion, there remain 49,360 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2021.

NOTE 13.	BUSINESS COMBINATIONS

On March 11, 2020 our wholly owned subsidiary Gourmet Foods, Ltd. entered into a Stock Purchase Agreement to acquire all the issued and outstanding shares of Printstock, a New Zealand private company located in Napier, New Zealand. Printstock is a printer of wrappers distributed to food manufacturers primarily within New Zealand and limited export to Australia. The company will be operated as a subsidiary of Gourmet Foods and is expected to incrementally reduce the cost of goods sold through reduction in the cost of wrappers purchased by Gourmet Foods by elimination of inter-company profit while increasing overall revenues and profits to Gourmet Foods on a consolidated basis through inclusion of Printstock operations. The purchase price was agreed to be NZ$1.9 million subject to adjustment within 90 days of the closing date. The transaction closed on July 1, 2020 with a payment of NZ$1.5M and an estimated final payment due of NZ$420,552 on September 30, 2020. Included in the below purchase price allocation are estimated deferred income tax liabilities of US$68,061 pertaining to the increase in the value of fixed assets above their book value and the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date, July 1, 2020.

Item	Amount
Cash in bank	$118,774
Accounts receivable	384,222
Prepayments/deposits	1,372
Inventories	509,796
Operating lease right of use asset	201,699
Plant, property and equipment	401,681
Intangible assets	134,965
Goodwill	127,683
Deferred tax liability	(68,061)
Assumed lease liabilities	(201,699)
Accounts payable and accrued expenses	(376,112)
Total Purchase Price	$1,234,320

On August 13, 2021, Marygold UK entered into a Share Purchase Agreement that, when consummated, would result in the acquisition of all the outstanding and issued shares of Tiger Financial and Asset Management Limited, a U.K. limited company, ("Tiger") in exchange for GBP 1,500,000 (approximately US$2,100,000) plus acquired cash-on-hand at the time of closing. Marygold UK will pay the purchase price in 3 approximately equal payments commencing at closing and at each annual anniversary date. Funding for the purchase price will be provided through a loan facility granted by Concierge Technologies. The Company plans to project its Marygold fintech services into the U.K. market provided a successful launch in the U.S. is realized. Tiger is an established and certified investment advisor in the U.K., and will be able to offer such services as Marygold's to its clientele and other U.K. residents thus greatly reducing the cost and time to market for Marygold. As of September 30, 2021 the transaction remains subject to regulatory approval by U.K. government agencies and other usual and customary prerequisites for a transaction of this nature.

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

As of September 30, 2021, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three months ended September 30, 2021 and September 30, 2020.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of $239 thousand and $766 thousand for the three months ended September 30, 2021 and September 30, 2020, respectively. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2017 through 2020 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2017 through 2020 remain open for examination by Canada and New Zealand authorities. As of September 30, 2021, there were no active taxing authority examinations.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between October 2021 and September 2024, and require monthly rental payments of approximately US$22,820 (GST not included) translated to U.S. currency as of September 30, 2021. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,587 translated to U.S. currency as of September 30, 2021. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $21,875 commenced June 1, 2021 with annual increases. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,063 with increases annually.

For the three month periods ended September 30, 2021 and September 30, 2020, the combined lease payments of the Company and its subsidiaries totaled $202,086 and $164,504, respectively, and recorded under general and administrative expense in the Consolidated Statements of Income. As of September 30, 2021 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $893,562, recorded net of $60,653 in deferred rent, and $954,215 in total operating lease liabilities.

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount
2022	$385,304
2023	485,382
2024	227,789
Total minimum lease payments	1,098,475
Less: present value discount	(144,260)
Total operating lease liabilities	$954,215

The weighted average remaining lease term for the Company's operating leases was 2.9 years as of September 30, 2021 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods, Ltd. entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$75,612) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,748) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods, Ltd. and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of September 30, 2021 and June 30, 2021 the expense waiver payable was $0.1 million and $0.1 million, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of September 30, 2021, Marygold has future payment commitments with its primary service vendors totaling $647,000 including $47,000 due in 2021 and approximately $300,000 due in 2022 and 2023, respectively.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below there are no pending legal proceedings against the Company. USCF, is an indirect wholly owned subsidiary of the Company.  USCF, as the general partner of USO and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, (refer to Part II, Item 1. Legal Proceedings) neither the Company or its subsidiaries are currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On November 8, 2021, one of Concierge Technologies, Inc.'s (the "Company") indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC, as detailed below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April 2020 and early May 2020 regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the “SEC Order”). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities . . . to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1)(B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate must be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) will be paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders. The SEC Order can be accessed at www.sec.gov and the CFTC Order can be accessed at www.cftc.gov.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.  No accrual has been recorded with respect to the above legal matters as of September 30, 2021 and June 30, 2021. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Retirement Plan

Concierge through its wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF or Original Sprout for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Quarterly profit sharing contributions paid totaled approximately $34 thousand and $30 thousand for each of the three months ended September 30, 2021 and 2020, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of Wainwright, Gourmet Foods, Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiary, Marygold, has not begun operations, so its accounts have been consolidated with those of the parent, Concierge, and is not yet identified as a separate segment. The Company's reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary Wainwright. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly owned subsidiary Gourmet Foods, Ltd. and its subsidiary, Printstock. In Canada, the Company provides security alarm system installation and maintenance services to residential and commercial customers sold through its wholly owned subsidiary, Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of September 30, 2021 and June 30, 2021.

	September 30,	June 30,
	2021	2021
Identifiable assets:
Corporate headquarters - including Marygold	$3,033,606	$3,513,008
U.S.A. : investment fund management - related party	18,669,464	17,467,044
U.S.A. : beauty products	4,186,931	4,024,803
New Zealand: food industry	3,628,352	3,831,539
Canada: security systems	2,639,006	2,671,286
Consolidated total	$32,157,359	$31,507,680

The following table presents a summary of operating information for the three months ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Revenues from external customers:
U.S.A. : investment fund management - related party	$5,657,027	$7,036,301
U.S.A. : beauty products	1,021,071	972,744
New Zealand : food industry	2,361,793	2,057,369
Canada : security systems	690,856	678,643
Consolidated total	$9,730,747	$10,745,057

Net (loss) income:
U.S.A. : investment fund management - related party	$(367,906)	$3,228,995
U.S.A. : beauty products	4,522	65,272
New Zealand : food industry	153,204	92,298
Canada : security systems	78,406	167,084
Corporate headquarters - including Marygold	(1,749,219)	(1,334,215)
Consolidated total	$(1,880,993)	$2,219,434

The following table presents a summary of net capital expenditures for the three month periods ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	520	827
New Zealand: food industry (1)	3,040	413,162
Canada: security systems		(7,304)
U.S.A. : corporate headquarters - including Marygold	-	653
Consolidated	$3,560	$407,338

(1) Includes $401,681 related to the acquisition of Printstock in July 2020. See Note 13, Business Combinations

The following table represents the property, plant and equipment in use at each of the Company's locations as of September 30, 2021 and June 30, 2021:

	As of September 30, 2021	As of June 30, 2021

Asset Location
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	59,481	58,961
New Zealand: food industry	2,286,231	2,345,569
Canada: security systems	971,716	998,612
U.S.A. : corporate headquarters - including Marygold	17,744	17,744
Total All Locations	3,335,172	3,420,886
Less accumulated depreciation	(1,863,570)	(1,847,441)
Net property, plant and equipment	$1,471,602	$1,573,445

NOTE 17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed.

As it relates to Wainwright, on November 2, 2021, the USCF ETF Trust (“Trust”) launched its new series (or fund), the USCF Gold Strategy Plus Income Fund (“GLDX”). The Trust had previously approved the fund’s formation on May 5, 2021. On November 3, 2021 the fund commenced trading on the NYSE and USCF Advisers purchased $1.25 million of GLDX shares in the open market with existing cash balances.

As more fully detailed in Item 1 Legal Proceedings and Note 15 of this Form 10-Q and in the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 9, 2021,  on November 8, 2021, one of the "Company’s indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC. Subject to this resolution, the USCF has accrued $2.5 million as a legal settlement with these parties as of September 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this quarterly report on Form 10-Q. See "Financial Statements."

Overview

Concierge Technologies, Inc. (“Concierge” or the “Company”) conducts business through its wholly owned operating subsidiaries operating in the U.S., New Zealand, Canada and the United Kingdom. The operations of the Company’s wholly owned subsidiaries are more particularly described herein but are summarized as follows:

●

Wainwright Holdings, Inc. (“Wainwright”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.

●

Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia. (collectively "Gourmet Foods")

●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of September 30, 2021, and estimated to launch commercial services in the current fiscal year. Through September 30, 2021, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of September 30, 2021, there have been no acquisitions completed and no operations. The expenses of Marygold UK have been combined with those of Concierge.

Because the Company conducts its businesses through its wholly owned operating subsidiaries, the risks related to our wholly owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Company and its wholly owned subsidiaries. The financial risk to future operations is largely unknown, (refer to Part II, Item 1A, for further details.)

Results of Operations

Concierge and Subsidiaries

Financial summary and comparison data for the three month periods ended September 30, 2021 and September 30, 2020.

The table below summarizes each of Concierges subsidiaries into one of two categories for the three months ended September 30, 2021 and September 30, 2020. The Wainwright business is included in the Financial Services columns and all other subsidiaries, including Gourmet Foods, Brigadier, and Original Sprout in the Other Operating Units columns. Corporate expenses, including Marygold and Marygold UK, are included in the Concierge Corporate columns. The table below is calculated using operating results rounded to the nearest thousand. The operating results depicted below may differ slightly compared to the actual results as indicated on our Condensed Consolidated Financial Statements as a result of rounding.

	Financial Services				Other Operating Units				Concierge Corporate				Consolidated
($'s in thousands)	For the Three Months Ended September 30,				For the Three Months Ended September 30,				For the Three Months Ended September 30,				For the Three Months Ended September 30,
	2021	2020	Change		2021	2020	Change		2021	2020	Change		2021	2020	Change
			$	%			$	%			$	%			$	%
Revenue	$5,657	$7,036	$(1,379)	(20)%	$4,074	$3,709	$365	10%	-	-	-	-	$9,730	$10,745	$(1,015)	(9)%
% of total revenue	58%	65%	-	(7)%	42%	35%	-	7%	-	-	-	-	-	-	-	-
Cost of revenue	-	-	-	-	2,652	2,399	253	11%	-	-	-	-	2,652	2,399	$253	11%
Gross profit	$5,657	$7,036	$(1,379)	(20)%	$1,422	$1,310	$112	9%	-	-	-	-	$7,078	$8,346	$(1,269)	(15)%
Operating expenses	6,023	3,805	2,218	58%	1,123	1,050	73	7%	1,579	622	957	154%	8,725	5,477	3,248	59%
% of total operating expenses	69%	69%	-	0%	13%	19%	-	5%	18%	11%	-	7%	-	-	-	-
(Loss) income from operations	$(366)	$3,231	$(3,597)	(111)%	$298	$259	$39	15%	$(1,579)	$(622)	$(957)	154%	$(1,647)	$2,869	$(4,517)	(157)%
Other (expense) income	6	4	2	42%	5	110	(105)	(96)%	(6)	3	(9)	(288)%	5	117	(112)	(96)%
(Loss) income before income taxes	$(360)	$3,235	$(3,595)	(111)%	$303	$369	$(66)	(18)%	$(1,584)	$(619)	$(965)	156%	$(1,642)	$2,986	$(4,629)	(155)%

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue and Operating Income

Consolidated revenue for the three months ended September 30, 2021 was $9.7 million representing a $1.0 million decrease from the same prior year period revenue of $10.7 million. Net revenues decreased as a result of lower Fund AUM from our fund management business by approximately $1.4 million, or 20%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The Company's revenues derived from its other operating units increased by $0.4 million, or 10%, from the same prior year period, resulting in an overall decrease in consolidated revenue of approximately 9%. Concierge had an operating (loss) for the three months ended September 30, 2021 of ($1.6) million as compared to operating income of $2.9 million for the three months ended September 30, 2020. The decrease in operating income was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement in addition to lower fund management revenue from Wainwright due to lower AUM as well as higher costs within Original Sprout.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2021 and September 30, 2020, was $4 thousand and $117 thousand, respectively, resulting in net income (loss)  before income taxes of ($1.6) million and $3.0 million, respectively.

Income Tax

Provision for income tax (expense) benefit for the three months ended September 30, 2021 and September 30, 2020 were $239 thousand and $766 thousand, respectively, primarily attributable to our United States operations through our Wainwright subsidiary who recorded a lower income for the period ended September 30, 2021 as compared to the income for the period ended September 30, 2020. The Company files income taxes as a combined group and records most income taxes at the Concierge level.

Net Income (Loss)

Overall, the net income for the three months ended September 30, 2021 decreased by $4.1 million to a ($1.9) million net loss, as compared to net income of $2.2 million for the three months ended September 30, 2020. The decrease in profits for the three months ended September 30, 2021 was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement recorded as an operating expense in addition to lower fund management fee revenue from Wainwright due to a lower amount of AUM, with only modest offsetting decreases in variable operating expenses, and general and administrative costs resulting in lower net income operating profit margins. All Other Operating Units contributed approximately $302 thousand of net income before tax representing a $99 thousand decrease from the same prior year period primarily as result of higher costs and lower profit margins within Original Sprout. Contributing to the overall decrease in net income were expenses of $817 thousand related to our development stage subsidiary, Marygold. After giving consideration to currency translation loss of ($86) thousand our comprehensive (loss) for the three months ended September 30, 2021 was ($2.0) million as compared to the three months ended September 30, 2020 where there was a currency translation gain of $73 thousand resulting in comprehensive income of $2.3 million. Comprehensive gains and losses are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Investment Fund Management - Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate ten exchange-traded products ("ETPs") and exchange traded funds (“ETFs”), each of which has its shares listed on the NYSE Arca, Inc. ("NYSE Arca"). The ETPs and ETFs managed by USCF and USCF Advisers have a total of approximately $4 billion assets under management as of September 30, 2021. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

For the Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020

Revenue

Average AUM for the three months ended September 30, 2021 was at $4.2 billion, as compared to approximately $5.6 billion from the three months ended September 30, 2020 primarily due to a decrease in USO, BNO and USL AUM, partially offset by an increase in CPER AUM. As a result, the revenues from management and advisory fees decreased by approximately $1.3 million, or 20%, to $5.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 where revenues from management and advisory fees totaled $7.0 million.

Expenses

Wainwright’s total operating expenses, after recording the $2.5 million SEC / CFTC Wells Notice settlement, for three months ended September 30, 2021 increased by $2.2 million to $6.0 million, or approximately 58%, from $3.8 million for the three months ended September 30, 2020. Wainwright’s total operating expenses, excluding the settlement expense, for three months ended September 30, 2021 would have decreased by $0.3 million to $3.5 million, or approximately 7%, from $3.8 million for the three months ended September 30, 2020. Variable expenses, as described above, increased by $0.1 million due to increases of $0.3 million in UMI sub-advisory fees, which did not exist in the prior year quarter, offset by decreases in other variable expenses over the respective three-month period due to overall lower AUM which included variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs. General and administrative ("G&A") expenses of $0.7 million decreased $0.4 million from $1.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively. G&A expenses decreased  primarily due to lower fund expense waivers as a result of eliminating expense waivers for BNO, UGA and CPER in May 2021 as well as lower legal expenses for the quarter. Total marketing expenses decreased $0.1 million to $0.6 million for the three months ended September 30, 2021 as compared to the prior year period due to a decrease in variable distribution costs as a result of lower AUM as mentioned above. Employee salaries and benefit compensation expenses were approximately $1.1 million for both three month periods ended September 30, 2021 and  September 30, 2020. Operations expenses increased by $0.2 million to $1.1 million due to sub-advisory fees for UMI offset by other lower operations expenses due to lower AUM.

Income

Operating income decreased $3.6 million, after recording the $2.5 million SEC / CFTC Wells Notice settlement, to a loss of ($0.4) million for the three months ended September 30, 2021 from $3.2 million for the three months ended September 30, 2020. Operating income, excluding the settlement expense, decreased $1.1 million to $2.1 million for the three months ended September 30, 2021, or approximately 34%, from $3.2 million for the three months ended September 30, 2020.  Other  income (expense) was $6 thousand for the three months ended September 30, 2021 compared to $4 thousand for the three months ended September 30, 2020. Net (loss) income before income taxes for the three months ended September 30, 2021 decreased $3.6 million to a loss of ($0.4) million compared to income of $3.2 million for three months ended September 30, 2020 due to the expense settlement as well as a  $1.3 million decrease in revenue as a result of lower AUM, offset by a $0.3 million decrease in total operating expenses.

Food Products - Gourmet Foods, Ltd. and Printstock Products Limited

Gourmet Foods, Ltd. was organized in its current form in 2005 (previously known as Pats Pantry Ltd). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods, Ltd. also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. On July 1, 2020, Gourmet Foods, Ltd. acquired the New Zealand company, Printstock Products Limited. Located in nearby Napier, New Zealand, Printstock prints wrappers for food products, including those used by Gourmet Foods, Ltd. Printstock is a wholly owned subsidiary of Gourmet Foods, Ltd. and its operating results are consolidated with those of Gourmet Foods, Ltd. from July 1, 2020 onwards.

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

For the Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020

Revenue

Net revenues for the three months ended September 30, 2021 were $2.3 million with cost of goods sold of $1.7 million resulting in a gross profit of $0.6 million, or approximately 27% gross margin, as compared to the three month period ended September 30, 2020 where net revenues were $2.1 million and cost of goods sold were $1.6 million producing a gross profit of $0.5 million, or approximately 24%.

Expenses

Operating expenses, including wages and marketing, for the three month periods ended September 30, 2021 and September 30, 2020 were $0.4 million and $0.4 million producing operating income of $0.2 million and $0.1 million, respectively, or approximately 8% net operating profit for the three months ended September 30, 2021 and 5% for the three months ended September 30, 2020. Other income totaled approximately $851 for three months ended September 30, 2021 as compared to $11,063 for the three months ended September 30, 2020.

Income

Income for the three months ended September 30, 2021 was approximately $201 thousand before income tax provision of approximately $48 thousand resulted in a net income of approximately $153 thousand as compared to a net income of $93 thousand for the three months ended September 30, 2020.

Security Systems - Brigadier Security Systems (2000) Ltd.

Brigadier, founded in 1985, is a leading electronic security company in the province of Saskatchewan.  Brigadier has offices located in the urban areas of Saskatchewan; Brigadier Security Systems in Saskatoon, and operating as Elite Security in Regina. The company has a combined industry experience of over 135 years. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools, and public buildings. Their experience as the provider of choice on many large notable sites shows a commitment to design, service and support.   Brigadier specializes, and is certified, in several major manufacturers’ products: Honeywell Security, Panasonic, Avigilon and JCI/DSC/Kantech security products. The company and staff are recognized for dedication to customer service with annual awards from SecurTek including being recipients of the Customer Retention, Service Excellence, and overall best dealer with the President’s Award.  The company demonstrates a commitment to delivering outstanding quality to customers by the notable facilities, businesses, and homes they secure.

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

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

Net revenues for the three months ended September 30, 2021 were $0.7 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.4 million with a gross margin of approximately 52% as compared to the three months ended September 30, 2020 where net revenues were approximately $0.7 million with cost of goods sold of $0.3 million and a gross profit of $0.4 million, or approximately 54%.

Expenses

Operating expenses for the three months ended September 30, 2021 were $0.3 million producing an operating profit of $0.1 million or approximately 13% as compared to the three months ended September 30, 2020 where operating profits were $0.1 million, or approximately 19%, with operating expenses of $0.2 million.

Income

Other income comprised of interest income and commission income totaled approximately $7 thousand for the three months ended September 30, 2021, and provision for income tax expense was ($18) thousand, resulting in net income after income taxes of approximately $79 thousand as compared to income after income taxes of approximately $167 thousand for the three months ended September 30, 2020 where government subsidies due to COVID-19 totaled approximately $100 thousand. No government subsidies were received for the three month period ended September 30, 2021.

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

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

Net revenues for the three months ended September 30, 2021 were $1.0 million as compared to $1.0 million for the three months ended September 30, 2020. Cost of goods sold for the three months ended September 30, 2021 and September 30, 2020 were $0.6 million and $0.5 million, respectively, resulting in a gross profit of approximately $0.4 million and $0.5 million, respectively, or 41% as compared to 46% gross margin. The decrease in profit margin is attributed to difficulties with supply chains and the rising costs of raw materials and inbound freight, which were likely brought about due to the ongoing COVID-19 effects both domestically and internationally.

Expenses

Operating expenses were approximately $0.4 million resulting in an operating income near breakeven at $4 thousand, as compared to $0.4 million of operating expenses resulting in operating income of $64 thousand for the three months ended September 30, 2020, or approximately 7%.

Income (Loss)

After consideration given to other income, the net income for the three months ended September 30, 2021 was approximately $5 thousand as compared to $65 thousand net income for the three months ended September 30, 2020.

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

As of September 30, 2021, we had $17.3 million of cash and cash equivalents on a consolidated basis as compared to $16.1 million as of June 30, 2021.

During the past five fiscal years combined, Concierge has invested approximately $8.2 million in cash towards purchasing and assimilating Gourmet Foods and its Printstock subsidiary, Brigadier Security Systems and the Original Sprout assets into the Concierge Technologies group of companies as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. We have also invested approximately $3.6 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $17.3 million and our position has strengthened year-to-year. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

Borrowings

As of September 30, 2021, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $1.0 million as of June 30, 2021. Approximately $380,678 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was approximately $401,000 (CAD$525,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of September 30, 2021 is approximately US$14,840 and the long-term principal amount due is approximately US$365,838. Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended September 30, 2021 and September 30, 2020 was $4,048 and US$3,963, respectively. Concierge, without inclusion of its subsidiary companies, as of September 30, 2021 and June 30,2021, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

Current related party notes payable consist of the following:

	September 30,	June 30,
	2021	2021
Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	3,500	3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP and ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of September 30, 2021 and June 30, 2021, Wainwright did not hold any initial investment positions. These investments, as applicable, are described further in Note 7 to our Financial Statements.

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

SEC and CFTC Wells Notices

On November 8, 2021, one of Concierge Technologies, Inc.'s (the "Company") indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC, as detailed below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April 2020 and early May 2020 regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the “SEC Order”). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities . . . to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1)(B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate must be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) will be paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders. The SEC Order can be accessed at www.sec.gov and the CFTC Order can be accessed at www.cftc.gov.

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

Concierge and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the September 22, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes since our September 22, 2021 filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 to the risk factors discussed in “Risk Factors”. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

As more fully detailed in Item 1 Legal Proceedings of this Form 10-Q and in the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 9, 2021,  on November 8, 2021, one of the "Company’s indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

3.1	Amended Articles of Incorporation of Concierge Technologies, Inc. (incorporated by reference to Exhibit A to the Definitive Proxy Materials on Schedule 14A filed on February 28, 2017)
3.2	Certificate of Designation (Series of Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on October 8, 2010).
3.3	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 31, 2013.*
3.4	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 5, 2015.*
3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14A filed on February 28, 2017)
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021).+
31.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCIERGE TECHNOLOGIES, INC.

Dated: November 15, 2021	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.