Form 10-Q
period 2021-12-31
CONCIERGE TECHNOLOGIES INC
filed 2022-02-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

The registrant had 37,485,959 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on February11, 2022. Series B Preferred stock is convertible, under certain conditions, to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

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
•

recent resolutions with the Securities and Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”) against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, Wainwright Holdings, and other related parties, as disclosed under “Item 1. Legal Proceedings”;

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

•	the evolution of technologies affecting our operating subsidiaries' products and markets;
•	our operating subsidiaries' ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
•	our operating subsidiaries' ability to successfully penetrate enterprise markets; and the impact of the COVID-19 pandemic thereon;
•	our operating subsidiaries' ability to successfully expand in our existing markets and into new markets, including international markets; and the impact of the COVID-19 pandemic thereon;
•	the attraction and retention of key personnel;
•	our ability to effectively manage our growth and future expenses;
•	worldwide economic conditions, including the economic disruption imposed by the COVID-19 pandemic, and their impact on spending; and
•	our operating subsidiaries' ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021, this Quarterly Report on Form 10-Q or our registration statements filed with the U.S. Securities and Exchange Commission. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2021	June 30, 2021 (1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,285,452	$16,072,955
Accounts receivable, net	1,165,881	1,070,541
Accounts receivable - related parties	1,782,034	2,038,054
Inventories	2,144,681	1,951,792
Prepaid income tax and tax receivable	1,068,143	747,343
Investments	2,853,574	1,828,926
Other current assets	442,470	399,524
Total current assets	22,742,235	24,109,135

Restricted cash	13,664	13,989
Property, plant and equipment, net	1,560,006	1,573,445
Operating lease right-of-use asset	1,716,883	1,058,199
Goodwill	1,043,473	1,043,473
Intangible assets, net	2,182,817	2,341,803
Deferred tax assets, net-U.S.	827,476	827,476
Other assets, long - term	789,880	540,160
Total assets	$30,876,434	$31,507,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, accrued expenses	$3,344,858	$3,862,874
Expense waivers – related parties	128,748	69,684
Operating lease liabilities, current portion	687,333	513,071
Notes payable - related parties	603,500	603,500
Loans - property and equipment, current portion	35,090	15,094
Total current liabilities	4,799,529	5,064,223

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	491,390	379,804
Operating lease liabilities, net of current portion	1,087,690	607,560
Deferred tax liabilities, net-foreign	169,429	169,429
Total long-term liabilities	1,748,509	1,156,793
Total liabilities	6,548,038	6,221,016

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 49,360 issued and outstanding at December 31, 2021 and at June 30, 2021	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 37,485,959 shares issued and outstanding at December 31, 2021 and at June 30, 2021	37,486	37,486
Additional paid-in capital	9,330,843	9,330,843
Accumulated other comprehensive income	41,971	142,581
Retained earnings	14,918,047	15,775,705
Total stockholders' equity	24,328,396	25,286,664
Total liabilities and stockholders' equity	$30,876,434	$31,507,680

(1) Derived from audited financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

Net revenue
Fund management - related party	$5,701,384	$6,149,415	$11,358,411	$13,185,716
Food products	2,108,257	2,134,402	4,468,402	4,191,974
Security systems	642,623	617,780	1,333,253	1,297,222
Beauty products	992,852	1,060,225	2,013,924	2,032,968
Net revenue	9,445,116	9,961,822	19,173,990	20,707,880

Cost of revenue	2,417,798	2,378,024	5,068,538	4,781,584

Gross profit	7,027,318	7,583,798	14,105,452	15,926,296

Operating expense
General and administrative expense	1,198,209	1,641,196	3,317,711	3,555,259
Fund operations	1,102,237	799,658	2,203,853	1,702,498
Marketing and advertising	690,831	742,529	1,409,486	1,540,351
Depreciation and amortization	133,191	177,225	287,849	343,124
Salaries and compensation	2,576,285	2,485,357	4,707,440	4,181,577
Legal settlement	-	-	2,500,000
Total operating expenses	5,700,753	5,845,965	14,426,339	11,322,809

(Loss) income from operations	1,326,565	1,737,833	(320,887)	4,603,487

Other (expense) income:
Interest and dividend income	6,088	6,799	13,484	15,442
Interest expense	(10,085)	(10,141)	(20,285)	(20,225)
Other (expense) income	(214,981)	55,695	(206,973)	176,638
Total other (expense) income, net	(218,978)	52,353	(213,774)	171,855

Income (loss) before income taxes	1,107,587	1,790,186	(534,661)	4,775,342

Provision of income taxes	(84,252)	(438,398)	(322,997)	(1,204,120)

Net income (loss)	$1,023,335	$1,351,788	$(857,658)	$3,571,222

Weighted average shares of common stock
Basic and diluted	38,473,159	38,473,159	38,473,159	38,473,159

Net income (loss) per common share
Basic and diluted	$0.03	$0.04	$(0.02)	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

Net income (loss)	$1,023,335	$1,351,788	$(857,658)	$3,571,222

Other comprehensive income:
Foreign currency translation (loss) gain	(14,442)	297,432	(100,610)	370,146
Comprehensive income (loss)	$1,008,893	$1,649,220	$(958,268)	$3,941,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

Period Ending December 31, 2021	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$142,581	$15,775,705	$25,286,664
Loss on currency translation	-	-	-	-	-	(86,168)	-	(86,168)
Net loss	-	-	-	-	-	-	(1,880,993)	(1,880,993)
Balance at September 30, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$56,413	$13,894,712	$23,319,503
Loss on currency translation	-	-	-	-	-	(14,442)	-	(14,442)
Net income	-	-	-	-	-	-	1,023,335	1,023,335
Balance at December 31, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$41,971	$14,918,047	$24,328,396

Period Ending December 31, 2020	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(144,744)	$9,926,262	$19,149,896
Gain on currency translation	-	-	-	-	-	72,714	-	72,714
Net income	-	-	-	-	-	-	2,219,434	2,219,434
Balance at September 30, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(72,030)	$12,145,696	$21,442,044
Gain on currency translation	-	-	-	-	-	297,432	-	297,432
Net income	-	-	-	-	-	-	1,351,788	1,351,788
Balance at December 31, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$225,402	$13,497,484	$23,091,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONCIERGE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Month Period Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(857,658)	$3,571,222
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	287,849	343,124
Bad debt expense	-	14,075
Impairment to inventory value	3,478	32,688
Unrealized gain on investments	(29,251)	(1,128)
Loss (gain) on disposal of equipment	37,189	(2,122)
Operating lease right-of-use asset - non-cash lease cost	337,850	231,879

Decrease (increase) in current assets:
Accounts receivable	(118,395)	(373,656)
Accounts receivable - related party	256,020	518,364
Prepaid income taxes and tax receivable	(324,699)	292,905
Inventories	(196,514)	(149,153)
Other current assets	(74,549)	82,433
(Decrease) increase in current liabilities:
Accounts payable, accrued expenses	(486,835)	(466,096)
Operating lease liabilities	(341,411)	(233,222)
Expense waivers - related party	59,064	553,336
Net cash (used in) provided by operating activities	(1,447,862)	4,414,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business	-	(993,435)
Purchase of real estate and equipment	(3,988)	(30,213)
Sale of investments	506,492	-
Purchase of investments	(1,533,385)	(411)
Net cash used in investing activities	(1,030,881)	(1,024,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(7,208)	(3,445)
Principle payment of finance lease liability	(1,753)	-
Issuance costs pursuant to planned stock issuance	(249,720)	-
Net cash used in financing activities	(258,681)	(3,445)

Effect of exchange rate change on cash and cash equivalents	(50,404)	123,331

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,787,828)	3,510,476

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	16,086,944	9,826,042

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$13,299,116	$13,336,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$8,046	$7,985
Income taxes paid, net of refunds	$632,961	$859,320
Non-cash financing and investing activities:
Reclassification of acquisition deposit	$-	$122,111
Acquisition of operating right-of-use assets through operating lease liability	$995,805	$730,741
Acquisition of equipment through finance lease liability	$150,625	$-

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of December 31, 2021, and is estimated to launch commercial services in the current fiscal year. Through December 31, 2021, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of December 31, 2021, there have been no acquisitions completed and no operations. The expenses of Marygold UK have been included with those of Concierge.

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

As more fully detailed in the Company’s Definitive Information Statement on Schedule 14C, filed with the U.S. Securities and Exchange Commission on September 13, 2021, on August 24, 2021, the Board of Directors of the Company approved, by unanimous written consent in lieu of a meeting, to effect a name change of the Company to "The Marygold Companies, Inc." As of February 11, 2022, no action has been taken with respect to the name change and no definitive date has been set.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited financial statements on a consolidated basis. In the opinion of management, the accompanying condensed consolidated balance sheets, related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2021 and filed with the U.S. Securities and Exchange Commission on September 22, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which are referred to herein as the “Financial Statements” include the accounts of Concierge and its wholly owned subsidiaries, Wainwright, Gourmet Foods, Brigadier, Original Sprout, Marygold and Marygold UK.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net consist of receivables related to the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and June 30, 2021, the Company had $0 and $15,499, respectively, reserved for as doubtful accounts.

Accounts receivable - related parties consist of fund asset management fees receivable related to the Wainwright business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of December 31, 2021 and June 30, 2021, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

Concierge, as a holding company, operates through its wholly owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold and Marygold UK, as newly formed development stage entities, had no revenues and no significant transactions for the three and six months ended December 31, 2021. Any transactions that did occur were included with those of Concierge.

For our subsidiary, Wainwright, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and six month revenues as of December 31, 2021 compared with those at December 31, 2020 along with the accounts receivable – related parties as of December 31, 2021 and June 30, 2021 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	December 31, 2021		December 31, 2020
	Revenue		Revenue
Fund
USO	$2,975,211	52%	$4,202,851	68%
BNO	470,879	8%	638,111	10%
UNG	686,360	12%	592,230	10%
USCI	495,779	9%	216,151	4%
All Others	1,073,155	19%	500,072	8%
Total	$5,701,384	100%	$6,149,415	100%

	For the Six Months Ended		For the Six Months Ended
	December 31, 2021		December 31, 2020
	Revenue		Revenue
Fund
USO	$6,117,818	54%	$9,096,383	69%
BNO	990,797	9%	1,396,837	11%
UNG	1,114,147	10%	1,143,783	9%
USCI	971,363	8%	466,416	3%
All Others	2,164,286	19%	1,082,297	8%
Total	$11,358,411	100%	$13,185,716	100%

	As of December 31, 2021		As of June 30, 2021
	Accounts Receivable		Accounts Receivable
Fund
USO	$938,444	53%	$1,156,691	57%
BNO	145,083	8%	196,713	10%
UNG	200,357	11%	130,543	6%
USCI	157,824	9%	141,346	7%
All Others	340,326	19%	412,761	20%
Total	$1,782,034	100%	$2,038,054	100%

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

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long-term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three months ended December 31, 2021, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 20% of baking sales revenues as compared to 18% for the three months ended December 31, 2020. For the six months ended December 31, 2021, the largest customer accounted for approximately 23% of baking sales revenues as compared to 20% for the six months ended December 31, 2020. This customer accounted for 4% of the baking accounts receivable as of December 31, 2021 as compared to 19% as of June 30, 2021. The second largest customer in the grocery industry accounted for approximately 6% and 8% of baking sales revenues during the three and six month periods ended December 31, 2021, respectively, as compared to 10% of baking sales revenues for the three and six months ended December 31, 2020. This customer accounted for 13% as compared to 27% of baking accounts receivable as of December 31, 2021 and June 30, 2021, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three and six month periods ended December 31, 2021 accounted for approximately 52% and 49%, respectively, of baking sales revenues as compared to 55% and 53% for the three and six month periods ended December 31, 2020, respectively. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable. A second consortium of gasoline convenience stores were not significant in sales volume, however did account for 24% and 23% of baking accounts receivable as of December 31, 2021 and June 30, 2021, respectively.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking sales revenue, however no single customer in this group was a significant contributor of baking sales revenues for the three and six month periods ended December 31, 2021 or December 31, 2020, nor a significant contributor to baking accounts receivable as of December 31, 2021 and June 30, 2021.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 36% and 38% of the printing sector revenues for the three and six months ended December 31, 2021, respectively, as compared to 32% and 34% for the three and six months ended December 31, 2020, respectively. This same customer accounted for 44% and 40% of the printing sector accounts receivable as of December 31, 2021 and June 30, 2021, respectively.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 32%, 15% and 12% of Gourmet Foods' consolidated gross revenues for the three months ended December 31, 2021 compared to 34%, 12% and 11% for the three months ended December 31, 2020. For the six month period ended December 31, 2021, these three customers accounted for 32%, 15% and 15% of consolidated gross revenues as compared to 33%, 13% and 12% for the six month period ended December 31, 2020. These customers accounted for nil%, 25% and 1% of the consolidated accounts receivable of Gourmet Foods as of December 31, 2021 as compared to nil%, 7% and 26%, respectively, as of June 30, 2021.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

Concierge, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 49% and 51% of the total Brigadier revenues for the three and six month periods ended December 31, 2021, respectively, as compared to 58% and 54% for the three and six month periods ended December 31, 2020, respectively. The same customer accounted for approximately 24% of Brigadier's accounts receivable as of December 31, 2021 as compared to 31% as of June 30, 2021.

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

Concierge, through Original Sprout, has thousands of customers and, from time to time, certain customers become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had no significant customer for the three and six month periods ended December 31, 2021 as compared to the three and six month periods ended December 31, 2020 where one new customer accounted for 24% and 15% of sales revenues, respectively. Four other customers who were insignificant contributors to sales, but whose balance due exceeded 10% of total accounts receivable, collectively accounted for 68% and 73% of accounts receivable as of December 31, 2021 and June 30, 2021, respectively.

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

Inventories

Inventories, consisting primarily of: (i) food products, printing supplies, and packaging in New Zealand; (ii) hair and skin care finished products and components in the U.S.; and, (iii) security system hardware in Canada, are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S. is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the six months ended December 31, 2021 and December 31, 2020, the expense for slow-moving or obsolete inventory was $3,478 and $32,688, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internal use software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the six month period ended December 31, 2021 or the fiscal year ended June 30, 2021.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors,  industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the six month period ended December 31, 2021 or the fiscal year ended June 30, 2021.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the six month period ended December 31, 2021 or the fiscal year ended June 30, 2021.

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

The Company generates revenue, in part, through contractual monthly recurring fees received for providing ongoing customer support services to monitoring company clientele. The five-step process governing contract revenue reporting includes:

1. Identifying the contract(s) with customers;
2. Identifying the performance obligations in the contract;
3. Determining the transaction price;
4. Allocating the transaction price to the performance obligations in the contract; and
5. Recognizing revenue when or as the performance obligation is satisfied.

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income (Loss), which for the three and six months ended December 31, 2021, were approximately $219,904 and $407,629, or approximately 34% and 30%, of the total security system revenues as compared to $174,656 and $355,764 for the three and six months ended December 31, 2020, respectively, or 28% and 27% of the total security system revenues. These revenues for the three and six months ended December 31, 2021 account for approximately 2% and 2%, respectively, of total consolidated revenues as compared to 2% and 2% for the three and six months ended December 31, 2020, respectively. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended December 31, 2021 and December 31, 2020 were $0.7 million and $0.7 million, respectively. Marketing and advertising costs for the six months ended December 31, 2021 and December 31, 2020 were $1.4 million and $1.5 million, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the six months ended December 31, 2021 and December 31, 2020 a determination was made that no adjustments were necessary.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the annual financial statements. The guidance will become effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company anticipates the adoption of the standard will not have a material impact on its consolidated financial statements and related disclosures given its current and anticipated operations.

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

On August 25, 2021 the Company adopted the Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (the "Plan") and had not issued any awards under the Plan as of December 31, 2021. The Company has also authorized a reverse stock split of its Common Stock by a ratio of not less than 1-for-1.5 and not more than 1-for-2.75 (the “Reverse Stock Split”) at any time prior to the one year anniversary of filing of a definitive Information Statement on Schedule 14C with the Board of Directors (the "Board") having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set within the above range as determined by the Board in its discretion.

Basic and diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended December 31, 2021
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$996,012	37,445,919	$0.03
Net income available to preferred shareholders	27,323	1,027,240	$0.03
Basic and diluted net income per share	$1,023,335	38,473,159	$0.03

	For the Three Months Ended December 31, 2020
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$1,314,521	37,412,519	$0.04
Net income available to preferred shareholders	37,267	1,060,640	$0.04
Basic and diluted net income per share	$1,351,788	38,473,159	$0.04

	For the Six Months Ended December 31, 2021
	Net Loss	Shares	Per Share
Basic net loss per share:
Net loss available to common shareholders	$(835,651)	37,485,959	$(0.02)
Net loss available to preferred shareholders	(22,007)	987,200	$(0.02)
Basic and diluted net loss per share	$(857,658)	38,473,159	$(0.02)

	For the Six Months Ended December 31, 2020
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$3,571,222	37,412,519	$0.10
Net income available to preferred shareholders	98,453	1,060,640	$0.09
Basic and diluted net income per share	$3,571,222	38,473,159	$0.09

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Raw materials	$1,038,700	$942,911
Supplies and packing materials	237,991	193,322
Finished goods	867,990	815,559
Total inventories	$2,144,681	$1,951,792

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Plant and equipment(1)	$2,230,449	$2,147,617
Furniture and office equipment	244,536	246,697
Vehicles	393,885	613,891
Land and building	597,574	412,681
Total property, plant and equipment, gross	3,466,444	3,420,886
Accumulated depreciation (2)	(1,906,438)	(1,847,441)
Total property, plant and equipment, net	$1,560,006	$1,573,445

(1) Included with plant and equipment as of December 31, 2021 are the underlying assets of the solar energy finance lease at Gourmet Foods totaling $150,625.

(2) Included with accumulated depreciation is the amortization of the underlying assets of the solar energy finance lease at Gourmet Foods, which totaled $415 as of December 31, 2021.

For the three and six months ended December 31, 2021 depreciation expense for property, plant and equipment totaled $56,514 and $128,864, respectively, as compared to $92,138 and $172,030 for the three and six months ended December 31, 2020.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Customer relationships	$777,375	$777,375
Brand name	1,199,965	1,199,965
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	3,728,826	3,728,826
Less : accumulated amortization	(1,546,009)	(1,387,023)
Net intangibles	$2,182,817	$2,341,803

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

	December 31,	June 30,
	2021	2021
Customer relationships	$777,375	777,375
Less: accumulated amortization	(413,413)	(369,471)
Total customer relationships, net	$363,962	407,904

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

	December 31,	June 30,
	2021	2021
Brand name	$1,199,965	$1,199,965
Less: accumulated amortization	(229,890)	(209,620)
Total brand name, net	$970,075	$990,345

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of December 31, 2021, the fair value of the acquired domain names had been fully amortized.

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

	December 31,	June 30,
	2021	2021
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(627,354)	(551,737)
Total recipes and formulas, net	$594,247	$669,864

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

	December 31,	June 30,
	2021	2021
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(238,439)	(219,282)
Total non-compete agreement, net	$36,543	$55,700

INTERNAL USE SOFTWARE

During the quarter ended December 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of December 31, 2021, have been capitalized as intangible assets. Once development has been completed and the product is commercially available, these capitalized costs will be amortized over their useful lives. As of December 31, 2021, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three and six months ended December 31, 2021 was $76,677 and $158,985, respectively. The total amortization expense for intangible assets for the three and six months ended December 31, 2020 was $85,085 and $171,094, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2022	$156,392
2023	292,261
2024	277,378
2025	262,114
2026	150,345
Thereafter	1,044,327
Total	$2,182,817

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $442,470 as of December 31, 2021 and $399,524 as of June 30, 2021 are comprised of various components as listed below.

	As of December 31, 2021	As of June 30, 2021
Prepaid expenses	$262,955	$373,381
Other current assets	179,515	26,143
Total	$442,470	$399,524

Investments

Wainwright, from time to time, provides initial investment in the creation of ETP funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value in accordance with ASC 825, Financial Instruments, with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of December 31, 2021 and June 30, 2021, there were no investments in its ETP funds or investments requiring equity method investment accounting. The Company also invests in marketable securities. As of December 31, 2021 and June 30, 2021, such investments were approximately $2.8 million and $1.8 million, respectively. Of these amounts, $1.3 million and $0 were invested in the USCF Gold Strategy Plus Income Fund ("GLDX"), a related party managed by USCF, as of December 31, 2021 and June 30, 2021, respectively. The Company owns approximately 40% and 0% of the outstanding shares of this investment as of December 31, 2021 and June 30, 2021, respectively, which are included in "other equities" in the tables below.

Investments measured at estimated fair value consist of the following as of December 31, 2021 and June 30, 2021:

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,299,303	$5,378	$-	$1,304,681
Other short-term investments	270,413	174	-	270,587
Other equities	1,246,926	31,380	-	1,278,306
Total short-term investments	$2,816,642	$36,932	$-	$2,853,574

	June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,748	$5,378	$-	$1,050,126
Other short term investments	772,981	4,568	-	777,549
Other equities	1,421	-	(170)	1,251
Total short-term investments	$1,819,150	$9,946	$(170)	$1,828,926

All of the Company's short-term investments are Level 1 as of December 31, 2021 and June 30, 2021. During the six months ended December 31, 2021 and December 31, 2020, there were no transfers between Level 1 and Level 2.

Restricted Cash

At December 31, 2021 and  June 30, 2021, Gourmet Foods had on deposit NZ$20,000 (approximately US$13,664 and US$13,989, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long-term assets totaling $789,880 as of December 31, 2021 and $540,160 at June 30, 2021 consisted of

(i)

$500,000 as of December 31, 2021 and  June 30, 2021 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the six months ended December 31, 2021 or the year ended June 30, 2021;

(ii)	$40,160 as of December 31, 2021 and at June 30, 2021 representing lease deposits and prepayments; and
(iii)	$249,720 as of December 31, 2021 and $0 as of June 30, 2021 representing incurred costs associated with a planned stock issuance pursuant to an underwritten finance agreement. Upon issuance of the shares pursuant to the finance agreement, the amount recorded herein will be reclassified to equity.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amount recorded in goodwill at December 31, 2021 and June 30, 2021 was $1,043,473.

Goodwill is comprised of the following amounts as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Total	$1,043,473	$1,043,473

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment as of December 31, 2021 or as of June 30, 2021.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Accounts payable	$2,407,685	$1,672,647
Accrued interest	141,836	129,596
Taxes payable	324,489	238,020
Accrued payroll, vacation and bonus payable	271,950	1,049,359
Accrued operating expenses	198,898	773,252
Total	$3,344,858	$3,862,874

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consist of the following as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and six months ended December 31, 2021 and December 31, 2020 was $6,120 and $12,240, respectively. Total accrued interest due to related parties was $141,836 and $129,596 as of December 31, 2021 and June 30, 2021, respectively.

Wainwright - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s Wainwright revenues, totaling $5.7 million and $6.1 million for the three month periods ended December 31, 2021 and 2020, respectively, and $11.4 million and $13.2 million for the six month periods ended December 31, 2021 and 2020, respectively, were earned from these related parties. Accounts receivable, totaling $1.8 million and $2.0 million as of December 31, 2021 and June 30, 2021, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $0.1 million and $0. 2 million and fund expense limitation amounts, totaling $0.1 million and $0.1 million, for the three month periods ended December 31, 2021 and December 31, 2020, respectively, were incurred on behalf of these related parties. Fund expense waivers, totaling $0.1 million and $0.6 million and fund expense limitation amounts, totaling $0.1 million and $0.1 million, for the six month periods ended December 31, 2021 and December 31, 2020, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.1 million and $0.1 million as of December 31, 2021 and June 30, 2021, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 14 to the Condensed Consolidated Financial Statements.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of December 31, 2021, Brigadier had an outstanding principal balance of $377,193 due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021 reflect the amount of the principal balance which is due within twelve months as a current liability of $14,999 and a long-term liability of $362,194. Interest expense on the mortgage loan for the three months ended December 31, 2021 and December 31, 2020 was $4,026 and $4,013, respectively. Interest expense on the mortgage loan for the six months ended December 31, 2021 and December 31, 2020 was $8,014 and $7,977 respectively. Also included as of December 31, 2021, are the short and long-term finance lease liabilities related to our subsidiary Gourmet  Foods of $20,090 and $129,196, respectively. There were no finance lease liabilities as of June 30, 2021 (refer to Note 15, Lease Committments).

NOTE 12.	STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On February 7, 2019, the Company converted 383,919 shares of Series B Convertible Preferred Stock to 7,678,380 shares of common stock per the request of the shareholder and pursuant to the stock designation. After the conversion, there remained 53,032 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2020. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. After conversion, there remain 49,360 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2021.

NOTE 13.	BUSINESS COMBINATIONS

On March 11, 2020 our wholly owned subsidiary Gourmet Foods, Ltd. entered into a Stock Purchase Agreement to acquire all the issued and outstanding shares of Printstock, a New Zealand private company located in Napier, New Zealand. Printstock is a printer of wrappers distributed to food manufacturers primarily within New Zealand and limited export to Australia. The company will be operated as a subsidiary of Gourmet Foods and is expected to incrementally reduce the cost of goods sold through reduction in the cost of wrappers purchased by Gourmet Foods by elimination of inter-company profit while increasing overall revenues and profits to Gourmet Foods on a consolidated basis through inclusion of Printstock operations. The purchase price was agreed to be NZ$1.9 million subject to adjustment within 90 days of the closing date. The transaction closed on July 1, 2020 with a payment of NZ$1.5M and an estimated final payment due of NZ$420,552 on December 31, 2020. Included in the below purchase price allocation are estimated deferred income tax liabilities of US$68,061 pertaining to the increase in the value of fixed assets above their book value and the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date, July 1, 2020.

Item	Amount
Cash in bank	$118,774
Accounts receivable	384,222
Prepayments/deposits	1,372
Inventories	509,796
Operating lease right of use asset	201,699
Plant, property and equipment	401,681
Intangible assets	134,965
Goodwill	127,683
Deferred tax liability	(68,061)
Assumed lease liabilities	(201,699)
Accounts payable and accrued expenses	(376,112)
Total Purchase Price	$1,234,320

On August 13, 2021, Marygold UK entered into a Share Purchase Agreement that, when consummated, would result in the acquisition of all the outstanding and issued shares of Tiger Financial and Asset Management Limited, a U.K. limited company, ("Tiger") in exchange for GBP 1,500,000 (approximately US$2,100,000) plus acquired cash-on-hand at the time of closing. Marygold UK will pay the purchase price in 3 approximately equal payments commencing at closing and at each annual anniversary date. Funding for the purchase price will be provided through a loan facility granted by Concierge Technologies. The Company plans to expand its Marygold fintech services offering into the U.K. market provided a successful launch in the U.S. is realized. Tiger is an established and certified investment advisor in the U.K., and will be able to more easily offer such services as Marygold's to its clientele and other U.K. residents thus greatly reducing the cost and time to market for Marygold. As of February 11, 2022 the transaction remains subject to completion of the required closing conditions.

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

As of December 31, 2021, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three and six months ended December 31, 2021 and December 31, 2020.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of ($84) thousand and ($323) thousand for the three and six months ended December 31, 2021, respectively, as compared to tax expense of ($438) thousand and ($1.2) million for the three and six months ended December 31, 2020, respectively. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2017 through 2020 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2017 through 2020 remain open for examination by Canada and New Zealand authorities. As of February 14, 2022, there were no active taxing authority examinations.

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

The Company’s most significant operating leases are real estate leases of office, warehouse and production facilities. The remaining operating leases are primarily comprised of leases of printers and other equipment which are deemed insignificant. For all operating leases, the Company has elected the practical expedient permitted under Topic 842 to combine lease and non-lease components. As a result, non-lease components, such as common area or equipment maintenance charges, are accounted for as a single lease element.

The Company has one finance lease wherein ownership of the underlying asset will be transferred to the Company at the end of the lease term. The underlying asset of the finance lease is a solar energy system at our Gourmet Foods subsidiary in New Zealand that is included with property, plant and equipment on the Consolidated Balance Sheets.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between October 2022 and October 2026, and require monthly rental payments of approximately $23,533 (GST not included) translated to U.S. currency as of December 31, 2021. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate (GST not included) of approximately $1,558 translated as of December 31, 2021. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately $2,588 translated to U.S. currency as of December 31, 2021. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $22,750 commenced December 1, 2021 with annual increases. Wainwright leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,063 with increases annually.

For the three month periods ended December 31, 2021 and December 31, 2020, the combined lease payments of the Company and its subsidiaries totaled $209,172 and $161,440, respectively. For the six month periods ended December 31, 2021 and December 31, 2020, the combined lease payments of the Company and its subsidiaries totaled $411,261 and $325,942, respectively. Lease payments are recorded under general and administrative expense in the Condensed Consolidated Statements of Income. As of December 31, 2021 the Condensed Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,716,883, recorded net of $58,140 in deferred rent, and $1,775,023 in total operating lease liabilities. Accounting for the increase in the right-of-use assets as of December 31, 2021 compared to June 30, 2021 were the renewal of operating leases at our Gourmet Foods and Printstock facilities in New Zealand. The underlying assets of the finance lease totaling $150,625 are included in property, plant and equipment while the lease liability of $149,286 is included in long-term and short-term Loans-property and equipment, net of principal payments, on the Condensed Consolidated Balance Sheets as of December 31, 2021. There was no finance lease at June 30, 2021. The assets of the solar lease are amortized on a straight-line basis over the 10 year term of the lease. Amortization of the leased assets totaled $415 for the three and six months ended December 31, 2021 and is included in depreciation expense on the Consolidated Statements of Income (Loss). Interest expense for the finance lease totaled $39 for the three and six months ended December 31, 2021 and is included in interest expense on the Consolidated Statements of Income (Loss).

Future minimum consolidated lease payments for Concierge and its subsidiaries are as follows:

Year Ended June 30,	Operating Lease	Finance Lease
2022	$374,667	$10,747
2023	737,420	21,495
2024	479,871	21,495
2025	180,910	21,495
2026	166,677	21,495
Thereafter	69,449	116,427
Total minimum lease payments	2,008,994	213,154
Less: present value discount	(233,971)	(63,868)
Total lease liabilities	$1,775,023	$149,286

The weighted average remaining lease term for the Company's operating leases was 3.1 years as of December 31, 2021 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 10 years with a discount rate of 5.8%. Finance lease right-of-use assets are combined with those of property, plant and equipment with lease liabilities included in long-term and short-term Loans-property and equipment on the Consolidated Balance Sheets.

Additionally, Gourmet Foods, Ltd. entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$75,146) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,664) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods, Ltd. and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of December 31, 2021 and June 30, 2021 the expense waiver payable was $0.1 million and $0.1 million, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of December 31, 2021, Marygold has future payment commitments with its primary service vendors totaling $357,000 including approximately $70,000 due in 2023.

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

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders. The SEC Order can be accessed at www.sec.gov and the CFTC Order can be accessed at www.cftc.gov.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.  No accrual has been recorded with respect to the above legal matters as of December 31, 2021 and June 30, 2021. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Other Contingencies

On December 2, 2021, Marygold became aware of certain activity indicative of potential fraud on its Fintech platform, which was still in beta testing stage of development, and associated with the opening of end-customer accounts. As of the date of this 10-Q filing, Marygold estimates that approximately 80 end-customer accounts were opened fraudulently that resulted in approximately $250,000 being misappropriated. Upon learning of this activity, Marygold removed its app from all App Stores including, Apple and Android, to prevent any fraudulent activity through opening of new accounts created on its platform. Marygold further believes that no personal identifiable information was compromised. Marygold continues to monitor the security measures of its Fintech platform while continuing development.

Retirement Plan

Concierge through its wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF or Original Sprout for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Profit sharing contributions paid totaled approximately $54 thousand and $48 thousand for each of the three months ended December 31, 2021 and 2020, respectively, and for the six months ended December 31, 2021 and 2020, totaled $88 thousand and $81 thousand, respectively.

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

The following table presents a summary of identifiable assets as of December 31, 2021 and June 30, 2021.

	December 31,	June 30,
	2021	2021
Identifiable assets:
U.S.A. : investment fund management - related party	$16,386,171	$17,467,044
U.S.A. : beauty products	3,870,938	4,024,803
New Zealand: food industry	4,655,674	3,831,539
Canada: security systems	2,513,760	2,671,286
Corporate headquarters - including Marygold	3,449,891	3,513,008
Consolidated total	$30,876,434	$31,507,680

The following table presents a summary of operating information for the three months ended December 31:

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Revenues from external customers:
U.S.A. : investment fund management - related party	$5,701,384	$6,149,415
U.S.A. : beauty products	992,852	1,060,225
New Zealand : food industry	2,108,257	2,134,402
Canada : security systems	642,623	617,780
Consolidated total	$9,445,116	$9,961,822

Net (loss) income:
U.S.A. : investment fund management - related party	$1,985,141	$2,269,276
U.S.A. : beauty products	(12,718)	(61,234)
New Zealand : food industry	136,465	239,830
Canada : security systems	62,547	31,610
Corporate headquarters - including Marygold	(1,148,100)	(1,127,694)
Consolidated total	$1,023,335	$1,351,788

The following table presents a summary of operating information for the six months ended December 31:

	Six Months Ended	Six Months Ended
	December 31, 2021	December 31, 2020
Revenues from external customers:
U.S.A. : investment fund management - related party	$11,358,411	$13,185,716
U.S.A. : beauty products	2,013,924	2,032,968
New Zealand : food industry	4,468,402	4,191,974
Canada : security systems	1,333,253	1,297,222
Consolidated total	$19,173,990	$20,707,880

Net (loss) income:
U.S.A. : investment fund management - related party	$1,617,234	$5,498,271
U.S.A. : beauty products	(8,196)	4,038
New Zealand : food industry	289,667	332,128
Canada : security systems	140,954	198,693
Corporate headquarters - including Marygold	(2,897,317)	(2,461,908)
Consolidated total	$(857,658)	$3,571,222

The following table presents a summary of capital expenditures for the three month periods ended December 31,:

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	428	27,930
New Zealand: food industry	-	4,303
Canada: security systems	-	(7,677)
U.S.A. : corporate headquarters - including Marygold	-	-
Consolidated	$428	$24,556

The following table presents a summary of capital expenditures for the six month periods ended December 31,:

	Six Months Ended	Six Months Ended
	December 31, 2021	December 31, 2020
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A.: beauty products	948	28,757
New Zealand: food industry (1)	3,040	417,465
Canada: security systems	-	(14,981)
U.S.A.: corporate headquarters - including Marygold	-	653
Consolidated	$3,988	$431,894

(1) Includes $401,681 related to the acquisition of Printstock in July 2020. See Note 13, Business Combinations

The following table represents the property, plant and equipment in use at each of the Company's locations as of December 3, 2021 and June 30, 2021:

	As of December 31, 2021	As of June 30, 2021

Asset Location
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	59,909	58,961
New Zealand: food industry(1)	2,416,722	2,345,569
Canada: security systems	972,069	998,612
U.S.A. : corporate headquarters - including Marygold	17,744	17,744
Total All Locations	3,466,444	3,420,886
Less accumulated depreciation	(1,906,438)	(1,847,441)
Net property, plant and equipment	$1,560,006	$1,573,445

(1) Includes the underlying assets of the solar energy system finance lease totaling $150,625 at Gourmet Foods.

NOTE 17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements apart from the events noted below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this quarterly report on Form 10-Q. See "Financial Statements."

Overview

Concierge Technologies, Inc. (“Concierge” or the “Company”) conducts business through its wholly owned operating subsidiaries operating in the U.S., New Zealand, and Canada. Further, the Company anticipates operating in the United Kingdom upon the consummation of the pending Tiger acquisition. The operations of the Company’s wholly owned subsidiaries are more particularly described herein but are summarized as follows:

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by Concierge to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of December 31, 2021, and estimated to launch commercial services in the current fiscal year. Through December 31, 2021, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of December 31, 2021, there have been no acquisitions completed and no operations. The expenses of Marygold UK have been combined with those of Concierge.

Because the Company conducts its businesses through its wholly owned operating subsidiaries, the risks related to our wholly owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the notes to the condensed consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Company and its wholly owned subsidiaries. The financial risk to future operations is largely unknown, (refer to Part II, Item 1A, for further details.)

Results of Operations

Concierge and Subsidiaries

Financial summary and comparison data for the three and six month periods ended December 31, 2021 and December 31, 2020.

For the Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Revenue and Operating Income

Consolidated revenue for the three months ended December 31, 2021 was $9.4 million representing a $0.6 million decrease from the same prior year period revenue of $10.0 million. Net revenues decreased as a result of lower Fund AUM from our fund management business by approximately $1.4 million, or 20%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The Company's revenues derived from its other operating units decreased slight by $0.1 million, or 2%, from the same prior year period, resulting in an overall decrease in consolidated revenue of approximately 5%. Concierge had an operating income for the three months ended December 31, 2021 of  $1.3 million as compared to operating income of $1.7 million for the three months ended December 31, 2020.

Other Income (Expense)

Other (expense) income for the three months ended December 31, 2021 and December 31, 2020, was ($219) thousand and $52 thousand, respectively, resulting in income before income taxes of 1.1 million and $1.8 million, respectively.

Income Tax

Provision for income tax expense for the three months ended December 31, 2021 and December 31, 2020 were $84 thousand and $438 thousand, respectively, attributable through our United States operations and specifically to expenses incurred by our Marygold subsidiary and from our Wainwright subsidiary who recorded a lower income for the period ended December 31, 2021 as compared to the income for the period ended December 31, 2020. The Company files income taxes as a combined group and records most income taxes at the Concierge level.

Net Income (Loss) and Comprehensive Income (Loss)

Overall, the net income for the three months ended December 31, 2021 decreased by $0.4 million to $1.0 million, as compared to net income of $1.4 million for the three months ended December 31, 2020. The decrease in profits for the three months ended December 31, 2021 was primarily due to increased costs at our Marygold subsidiary and slightly lower fund management fee revenue from Wainwright due to a lower amount of AUM. All Other Operating Units contributed approximately $187 thousand of net income before tax representing a $24 thousand decrease from the same prior year period primarily as result of higher costs and lower profit margins within Original Sprout. Contributing to the overall decrease in net income were expenses of $940 thousand related to our development stage subsidiary, Marygold. After giving consideration to currency translation loss of ($14) thousand our comprehensive income for the three months ended December 31, 2021 was $1.0 million as compared to the three months ended December 31, 2020 where there was a currency translation gain of $297 thousand resulting in comprehensive income of $1.6 million. Comprehensive gains and losses are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

For the Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Revenue and Operating Income

Consolidated revenue for the six months ended December 31, 2021 was $19.2 million representing a $1.5 million decrease from the same prior year period revenue of $20.7 million. Net revenues declined from our fund management business as a result of lower AUM by approximately $1.8 million, or 14%, for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020. The Company's revenues derived from its other operating units decreased by $0.3 million, or 4%, from the same prior year period, resulting in an overall decrease in consolidated revenue of approximately 7%. Concierge produced an operating (loss) for the six months ended December 31, 2021 of  ($0.3) million as compared to an operating income of $4.6 million for the six months ended December 31, 2020. The decrease in operating income was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement in addition to lower fund management revenue from Wainwright due to lower AUM as well as higher costs within Original Sprout.

Other (Expense) Income

Other (expense) income for the six months ended December 31, 2021 and 2020, were ($214) thousand and $172 thousand, respectively, resulting in (loss) income before taxes of ($0.9) million and $4.8 million, respectively.

Income Tax

Provision for income tax for the six months ended December 31, 2021 and 2020 were $0.3 million and $1.2 million, respectively, primarily attributable to our United States operations through our Wainwright subsidiary. The Company files income taxes as a combined group and records most income taxes at the Concierge level.

Net Income (Loss) and Comprehensive Income (Loss)

Overall, the net income for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020 decreased by approximately $4.4 million. The decrease in profits for the six months ended December 31, 2021 was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement in addition to lower fund management revenue from Wainwright due to lower AUM as well as higher costs within Original Sprout. Adding to the loss were expenses of $1.8 million related to our development stage subsidiary, Marygold. After giving consideration to currency translation (loss) of  ($101) thousand our comprehensive (loss) for the six months ended December 31, 2021 was ($1.0) million as compared to the six months ended December 31, 2020 where there was a currency translation gain of $370 thousand resulting in comprehensive income of $3.9 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Investment Fund Management - Wainwright Holdings

Wainwright was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. Wainwright owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  Wainwright operates through USCF and USCF Advisers, which collectively operate ten exchange-traded products ("ETPs") and exchange traded funds (“ETFs”), each of which has its shares listed on the NYSE Arca, Inc. ("NYSE Arca"). The ETPs and ETFs managed by USCF and USCF Advisers have a total of approximately $4 billion assets under management as of December 31, 2021. Wainwright and subsidiaries USCF and USCF Advisers are collectively referred to as “Wainwright” hereafter.

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

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021
USCF Gold Strategy Plus Income Fund ("GLDX")	Fund launced November 2021

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

For the Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

Revenue

Average AUM for the three months ended December 31, 2021 was at $4.2 billion, as compared to approximately $4.9 billion from the three months ended December 31, 2020 primarily due to a decrease in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees decreased by approximately $0.4 million, or 7%, to $5.7 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 where revenues from management and advisory fees totaled $6.1 million.

Expenses

Wainwright’s total operating expenses for three months ended December 31, 2021 decreased by $0.2 million to $3.7 million, or approximately 4%, from $3.9 million for the three months ended December 31, 2020. Variable expenses, as described above, increased by $0.3 million due to an increase of $0.1 million in sub-advisory fees for UMI which did not exist in the prior year quarter, and increases of $0.3 million in USCI and CPER sub-advisory fees due to increases in AUM from the prior year quarter, offset by decreases in other variable expenses over the respective three-month period due to overall lower AUM which included variable marketing and distribution expenses, and fund accounting and administration expenses. General and administrative ("G&A") expenses of $0.3 million decreased $0.4 million from $0.7 million for the three months ended December 31, 2021 and December 31, 2020, respectively. G&A expenses decreased  primarily due to lower fund expense waivers as a result of eliminating expense waivers for BNO, UGA and CPER in May 2021 as well as lower legal expenses for the quarter. Total marketing expenses decreased $0.1 million to $0.6 million for the three months ended December 31, 2021 as compared to the prior year period due to a decrease in variable distribution costs as a result of lower AUM as mentioned above. Employee salaries and benefit compensation expenses were approximately $1.7 million for both three month periods ended December 31, 2021 and  December 31, 2020. Operations expenses increased by $0.3 million to $1.1 million due to sub-advisory fees for UMI offset by other lower operations expenses due to lower AUM.

Income

Operating income decreased $0.3 million to $2.0 million for the three months ended December 31, 2021 from $2.3 million for the three months ended December 31, 2020. Other  income (expense) was $38 thousand for the three months ended December 31, 2021 compared to $5 thousand for the three months ended December 31, 2020. Net income before income taxes for the three months ended December 31, 2021 decreased $0.3 million to $2.0 million compared to income of $2.3 million for three months ended December 31, 2020 due to a  $0.4 million decrease in revenue as a result of lower AUM, offset by a $0.1 million decrease in total operating expenses.

For the Six Months Ended December 31, 2021, Compared to the Six Months Ended December 31, 2020

Revenue

Average AUM for the six months ended December 31, 2021 was at $4.2 billion, as compared to approximately $5.2 billion from the six months ended December 31, 2020 primarily due to decreases in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees decreased by approximately $1.8 million, or 14%, to $11.4 million for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020 where revenues from management and advisory fees totaled $13.2 million.

Expenses

Wainwright’s total operating expenses, after recording the $2.5 million SEC / CFTC Wells Notice settlement, increased to $9.8 million, or approximately 27%, from $7.7 million for the six months ended December 31, 2021 compared to same prior year period. Excluding the Wells Notice settlement, total operating expenses decreased $0.5 million, or approximately 6%, to $7.2 million from $7.7 million for the six months ended December 31, 2021 compared to same prior year period. Variable expenses, as described above, increased $0.4 million over the respective six -month period due to an increase of $0.2 million in sub-advisory fees for UMI which did not exist in the prior year six month period, and increases of $0.4 million in USCI and CPER sub-advisory fees due to increases in AUM from the prior year six month period, offset by lower by other fund AUM which decreased variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs. G&A expenses, excluding new fund development cost, were $1.0 million and $1.7 million for the six months ended December 31, 2021 and December 31, 2020, respectively. G&A expenses decreased $0.7 million due to decreases in legal and professional fees as well as decreases in fund expense waivers as a result of eliminating expense waivers for BNO, UGA and CPER in May 2021. Total marketing expenses decreased $0.2 million to $1.2 million for the six months ended December 31, 2021 as compared to the prior year period due to an decrease in variable distribution costs as a result of lower AUM as mentioned above. Employee salaries and benefit compensation expenses were approximately $2.8 million and $2.7 million for the six months ended December 31, 2021 and December 31, 2020, respectively. Operations expenses increased by $0.5 million due to sub-advisory fees from UMI which did not exist in the prior year period and increases  in sub-advisory fees for USCI and CPER due to increases in AUM, partially offset by decreases in fund accounting and administration expense due to lower AUM for other funds.

Income

Income before income taxes for the six months ended December 31, 2021 decreased $3.9 million, after recording the $2.5 million SEC / CFTC Wells Notice settlement, to $1.6 million compared to $5.5 million for six months ended December 31, 2020 due to a $1.8 million decrease in revenue as a result of lower AUM, along with a $2.1 million increase in operating expenses as a result of the settlement expense. Operating income, excluding the settlement expense, decreased $1.4 million to $4.1 million for the six months ended December 31, 2021, or approximately 25%, from $5.5 million for the six months ended December 31, 2020.  Other  income (expense) was $43 thousand for the six months ended December 31, 2021 compared to $9 thousand for the six months ended December 31, 2020.

Food Products - Gourmet Foods, Ltd. and Printstock Products Limite

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

For the Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

Revenue

Net revenues for the three months ended December 31, 2021 were $2.1 million with cost of goods sold of $1.5 million resulting in a gross profit of $0.6 million, or approximately 27% gross margin, as compared to the three month period ended December 31, 2020 where net revenues were $2.1 million and cost of goods sold were $1.4 million producing a gross profit of $0.7 million, or approximately 29%.

Expenses

Operating expenses, including wages and marketing, for the three month periods ended December 31, 2021 and December 31, 2020 were $0.4 million and $0.4 million producing operating income of $0.2 million and $0.3 million, respectively, or approximately 8% net operating profit for the three months ended December 31, 2021 and 15% for the three months ended December 31, 2020. Other income totaled $9,190 for three months ended December 31, 2021 as compared to $2,004 for the three months ended December 31, 2020.

Income

Income for the three months ended December 31, 2021 was approximately $176 thousand before income tax provision of approximately $41 thousand resulted in a net income of approximately $135 thousand as compared to a net income of $238 thousand for the three months ended December 31, 2020.

For the Six Months Ended December 31, 2021, Compared to the Six Months Ended December 31, 2020

Revenue

Net revenues for the six months ended December 31, 2021 were $4.5 million with cost of goods sold of $3.3 million resulting in a gross profit of $1.2 million, or approximately 27% gross margin, as compared to the six month period ended December 31, 2020 where net revenues were $4.2 million and cost of goods sold were $3.0 million producing a gross profit of $1.2 million, or approximately 29%. The increase in cost of goods sold is attributed to the increase in shipping costs as well as raw materials due, in large part, to the continuing effects of the COVID-19 pandemic in New Zealand.

Expenses

General, administrative and selling expenses, including wages and marketing, for the six month periods ended December 31, 2021 and 2020 were $0.8 million and $0.7 million producing operating income of $0.4 million and $0.5 million, respectively, or approximately 8% net operating profit for the six months ended December 31, 2021 and 13% for the six months ended December 31, 2020. Other income for the six month periods ended December 31, 2021 and 2020 were $10 thousand and $0.1 million, respectively.

Income

Income for the six months ended December 31, 2021, after income tax provision of approximately $89 thousand, resulted in a net income of approximately $289 thousand, as compared to $330 thousand for the six months ended December 31, 2020 where the income tax provision was approximately $105 thousand. Contributing to the lower net income percentage for the six months ended December 31, 2021 were the expenses associated with staffing of the Printstock subsidiary as well as the continuing negative effects of the COVID-19 pandemic on the New Zealand economy in general.

Security Systems - Brigadier Security Systems (2000) Ltd.

Brigadier, founded in 1985, is a leading electronic security company in the province of Saskatchewan.  Brigadier has offices located in the urban areas of Saskatchewan, Canada; Brigadier Security Systems in Saskatoon, and operating as Elite Security in Regina. The company has a combined industry experience of over 135 years. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools, and public buildings. Their experience as the provider of choice on many large notable sites shows a commitment to design, service and support.   Brigadier specializes, and is certified, in several major manufacturers’ products: Honeywell Security, Panasonic, Avigilon and JCI/DSC/Kantech security products. The company and staff are recognized for dedication to customer service with annual awards from SecurTek including being recipients of the Customer Retention, Service Excellence, and overall best dealer with the President’s Award.  The company demonstrates a commitment to delivering outstanding quality to customers by the notable facilities, businesses, and homes they secure.

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

For the Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Revenue

Net revenues for the three months ended December 31, 2021 were $0.6 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.3 million with a gross margin of approximately 52% as compared to the three months ended December 31, 2020 where net revenues were approximately $0.6 million with cost of goods sold of $0.3 million and a gross profit of $0.3 million, or approximately 50%.

Expenses

Operating expenses for the three months ended December 31, 2021 were $0.3 million producing an operating profit of $0.1 million or approximately 11% as compared to the three months ended December 31, 2020 where operating profits were $37 thousand, or approximately 6%, with operating expenses of $0.3 million.

Income

Other income comprised of interest income and commission income totaled approximately $6 thousand for the three months ended December 31, 2021, and provision for income tax expense was ($12) thousand, resulting in net income after income taxes of approximately $66 thousand as compared to income after income taxes of approximately $32 thousand for the three months ended December 31, 2020 where government subsidies due to COVID-19 totaled approximately $57 thousand. No government subsidies were received for the three month period ended December 31, 2021.

For the Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Revenue

Net revenues for the six months ended December 31, 2021 were $1.3 million with cost of goods sold recorded as approximately $0.6 million, resulting in a gross profit of approximately $0.7 million with a gross margin of approximately 52% as compared to the six months ended December 31, 2020 where net revenues were approximately $1.3 million with cost of goods sold of $0.6 million and a gross profit of $0.7 million, or approximately 52%.

Expenses

Operating expenses for the six months ended December 31, 2021 were $0.5 million producing an operating profit of $0.2 million or approximately 12% as compared to the six months ended December 31, 2020 where operating profits were $0.2 million, or approximately 13%, with operating expenses of $0.5 million.

Income

Other income (expense) totaled approximately $14 thousand for the six months ended December 31, 2021 resulting in income after income taxes of approximately $141 thousand as compared to income after income taxes of approximately $201 thousand for the six months ended December 31, 2020 where other income totaled approximately $150 thousand, most of which was government subsidies related to the COVID-19 pandemic. There were no government subsidies received for the six month period ended December 31, 2021.

Beauty Products - Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company's website. The company operates from warehouse and sales offices located in San Clemente, CA, USA. As a result of the ongoing COVID-19 pandemic, Original Sprout has made adjustments to its primary channels to market. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas in the current environment of social distancing and closures of retail businesses the company found a significant drop in sales volumes as consumers avoided traditional sales outlets. Moreover, distributors found it more profitable to sell directly to consumers via ecommerce that to sell wholesale to resellers. The result was a dramatic downturn in the average selling price of Original Sprout products on ecommerce sites as distributors began selling to end users at wholesale price. In response to this trend, Original Sprout has established new sales channels with online retailers and also reconstructed many of its distribution agreements and pricing tiers. The positive effects of this transition are expected to be evident during the summer months of 2022, while the negative effects of the COVID-19 pandemic on the wholesale distribution business continues to disrupt the global marketplace. The result is that sales overall have been relatively stable during the pandemic, though derived from different sources, however profit margins have temporarily decreased as changes are implemented.

For the Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Revenue

Net revenues for the three months ended December 31, 2021 were $1.0 million as compared to $1.1 million for the three months ended December 31, 2020. Cost of goods sold for the three months ended December 31, 2021 and December 31, 2020 were $0.6 million and $0.6 million, respectively, resulting in a gross profit of approximately $0.4 million and $0.5 million, respectively, or 43% as compared to 40% gross margin.

Expenses

Operating expenses were approximately $0.4 million resulting in an operating (loss) of ($16) thousand, as compared to $0.4 million of operating expenses resulting in operating loss of ($68) thousand for the three months ended December 31, 2020.

Income (Loss)

After consideration given to other income of $3 thousand, the net (loss) for the three months ended December 31, 2021 was approximately ($13) thousand as compared to ($61) thousand net income for the three months ended December 31, 2020.

For the Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Revenue

Net revenues for the six months ended December 31, 2021 were $2.0 million as compared to $2.0 million for the six months ended December 31, 2020. Cost of goods sold for the six months ended December 31, 2021 and 2020 were $1.2 million, resulting in a gross profit of approximately $0.8 million for each period.

Expenses

Operating expenses for the six months ended December 31, 2021 were approximately $0.9 million resulting in an operating (loss) of approximately ($12) thousand, as compared to $0.8 million of operating expenses resulting in an operating income of approximately $0.1 million for the six months ended December 31, 2020.

Income (Loss)

After consideration given to other income (expense) of $4 thousand, the net (loss) for the six months ended December 31, 2021 was approximately ($8) thousand as compared to $4 thousand net income for the six months ended December 31, 2020 where the other income totaled approximately $8 thousand.

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

●	Additionally, in December 2021, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for the sale of our Common Stock and potential uplisting of our Common Stock on the NYSE American. We can give no assurance that we will be able to sell any shares of our Common Stock or that our Common Stock will be approved for trading on the NYSE American.

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

As of December 31, 2021, we had $13.3 million of cash and cash equivalents on a consolidated basis as compared to $16.1 million as of June 30, 2021.

During the past five fiscal years combined, Concierge has invested approximately $8.2 million in cash towards purchasing and assimilating Gourmet Foods and its Printstock subsidiary, Brigadier Security Systems and the Original Sprout assets into the Concierge Technologies group of companies as well as the acquisition through a stock-for-stock exchange of Wainwright, which provides a significant revenue stream and value. We have also invested approximately $5.1 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $13.3 million. While Concierge intends to maintain and improve its revenue stream from wholly owned subsidiaries, Concierge continues to pursue acquisitions of other profitable companies which meet its target profile. Provided Concierge’s subsidiaries continue to operate as they are presently, and are projected to operate, Concierge has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

Borrowings

As of December 31, 2021, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $1.0 million as of June 30, 2021. Approximately $377,193 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was approximately $401,000 (CAD$525,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of December 31, 2021 is approximately $14,199 and the long-term principal amount due is approximately $362,194. Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three and six months ended December 31, 2021 was $4,026 and $8,014, respectively, as compared to $4,013 and $7,977 for the three and six month periods ended December 31, 2020, respectively. Concierge, without inclusion of its subsidiary companies, as of December 31, 2021 and June 30,2021, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

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

Investments

Wainwright, from time to time, provides initial investments in the creation of ETP and ETF funds that Wainwright manages. Wainwright classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2021 and June 30, 2021, Wainwright did not hold any initial investment positions. These investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We have paid no dividends and we do not expect to pay any dividends over the next fiscal year.

Off Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders. The SEC Order can be accessed at www.sec.gov and the CFTC Order can be accessed at www.cftc.gov.

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

Concierge and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement, as amended, filed December 7, 2021 and the September 22, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our registration statement and Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors discussed in “Risk Factors” in our registration statement, as amended, filed on December 7, 2021 and the September 22, 2021 filing of our Annual Report on Form 10-K. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

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

CONCIERGE TECHNOLOGIES, INC.

Dated: February 14, 2022	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Principal Financial and Accounting Officer

A signed original of this written statement required by Section 906 has been provided to Concierge Technologies, Inc. and will be retained by Concierge Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.