Form 10-Q
period 2022-03-31
Marygold Companies, Inc.
filed 2022-05-16
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

THE MARYGOLD COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Calle Iglesia

Unit B

San Clemente, CA 92672

949-429-5370

Fax: 888.312.0124

(Address and telephone number of registrant's principal

executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Security	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	MGLD	NYSE, American LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The registrant’s common stock began trading on the NYSE American exchange on March 10, 2022. The registrant had 39,383,459 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on May 13, 2022. Series B Preferred stock is convertible, under certain conditions, to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

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
•

recent resolutions with the Securities and Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”) against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, USCF Investments, Inc. ("USCF Investments") (f/k/a Wainwright Holdings), and other related parties, as disclosed under “Item 1. Legal Proceedings”;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	June 30, 2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,180,701	$16,072,955
Accounts receivable, net	1,007,455	1,070,541
Accounts receivable - related parties	2,346,570	2,038,054
Inventories	2,288,099	1,951,792
Prepaid income tax and tax receivable	705,827	747,343
Investments, at fair value	2,940,930	1,828,926
Other current assets	948,369	399,524
Total current assets	26,417,951	24,109,135

Restricted cash	13,913	13,989
Property, plant and equipment, net	1,559,152	1,573,445
Operating lease right-of-use asset	1,562,908	1,058,199
Goodwill	1,043,473	1,043,473
Intangible assets, net	2,105,053	2,341,803
Deferred tax assets, net - United States	827,476	827,476
Other assets, long - term	540,160	540,160
Total assets	$34,070,086	$31,507,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,874,286	$3,862,874
Expense waivers – related parties	17,793	69,684
Operating lease liabilities, current portion	680,223	513,071
Notes payable - related parties	603,500	603,500
Loans - property and equipment, current portion	35,896	15,094
Total current liabilities	4,211,698	5,064,223

LONG TERM LIABILITIES
Loans - property and equipment, net of current portion	491,420	379,804
Operating lease liabilities, net of current portion	935,355	607,560
Deferred tax liabilities, net - foreign	169,429	169,429
Total long-term liabilities	1,596,204	1,156,793
Total liabilities	5,807,902	6,221,016

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized
Series B: 49,360 issued and outstanding at March 31, 2022 and at June 30, 2021	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 39,383,459 shares issued and outstanding at March 31, 2022 and 37,485,959 at June 30, 2021	39,383	37,486
Additional paid-in capital	12,313,206	9,330,843
Accumulated other comprehensive income	121,365	142,581
Retained earnings	15,788,181	15,775,705
Total stockholders' equity	28,262,184	25,286,664
Total liabilities and stockholders' equity	$34,070,086	$31,507,680

(1) Derived from audited financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three-Month Periods Ended March 31,		For the Nine-Month Periods Ended March 31,
	2022	2021	2022	2021

Net revenue
Fund management - related party	$5,868,558	$5,997,085	$17,226,969	$19,182,801
Food products	1,667,345	2,015,529	6,131,791	6,212,698
Security systems	555,006	717,664	1,888,362	2,013,819
Beauty products and other	702,779	813,084	2,716,702	2,846,052
Net revenue	8,793,688	9,543,362	27,963,824	30,255,370

Cost of revenue	2,065,422	2,336,541	7,132,249	7,121,339

Gross profit	6,728,266	7,206,821	20,831,575	23,134,031

Operating expense
General and administrative expense	1,651,057	1,512,387	4,973,337	5,071,090
Fund operations	1,171,282	860,027	3,375,135	2,562,525
Marketing and advertising	755,403	689,939	2,160,180	2,227,322
Depreciation and amortization	136,909	178,588	424,727	521,584
Salaries and compensation	1,969,998	1,925,571	6,677,378	6,106,978
Legal settlement	-	-	2,500,000	-
Total operating expenses	5,684,649	5,166,512	20,110,757	16,489,499

Income from operations	1,043,617	2,040,309	720,818	6,644,532

Other income:
Other income	251,767	26,748	46,398	203,275
Interest and dividend income	5,546	6,730	19,030	22,193
Interest expense	(9,856)	(9,988)	(30,142)	(30,215)
Total other income, net	247,457	23,490	35,286	195,253

Income before income taxes	1,291,074	2,063,799	756,104	6,839,785

Provision of income taxes	(420,940)	(480,991)	(743,628)	(1,685,754)

Net income	$870,134	$1,582,808	$12,476	$5,154,031

Weighted average shares of common stock
Basic and diluted	38,831,576	38,473,159	38,561,536	38,473,159

Net income per common share
Basic and diluted	$0.02	$0.04	$0.00	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net income	$870,134	$1,582,808	$12,476	$5,154,031

Other comprehensive income:
Foreign currency translation gain (loss)	79,394	(17,317)	(21,216)	352,829
Comprehensive income (loss)	$949,528	$1,565,491	$(8,740)	$5,506,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

Period Ending March 31, 2022	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$142,581	$15,775,705	$25,286,664
Loss on currency translation	-	-	-	-	-	(86,168)	-	(86,168)
Net loss	-	-	-	-	-	-	(1,880,993)	(1,880,993)
Balance at September 30, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$56,413	$13,894,712	$23,319,503
Loss on currency translation	-	-	-	-	-	(14,442)	-	(14,442)
Net income	-	-	-	-	-	-	1,023,335	1,023,335
Balance at December 31, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$41,971	$14,918,047	$24,328,396
Gain on currency translation	-	-	-	-	-	79,394	-	79,394
Issuance of common stock in public offering, net of issuance costs $545,090	-	-	1,897,500	1,897	2,982,363	-	-	2,984,260
Net income	-	-	-	-	-	-	870,134	870,134
Balance at March 31, 2022	49,360	$49	39,383,459	$39,383	$12,313,206	$121,365	$15,788,181	$28,262,184

Period Ending March 31, 2021	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(144,744)	$9,926,262	$19,149,896
Gain on currency translation	-	-	-	-	-	72,714	-	72,714
Net income	-	-	-	-	-	-	2,219,434	2,219,434
Balance at September 30, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$(72,030)	$12,145,696	$21,442,044
Gain on currency translation	-	-	-	-	-	297,432	-	297,432
Net income	-	-	-	-	-	-	1,351,788	1,351,788
Balance at December 31, 2020	53,032	$53	37,412,519	$37,412	$9,330,913	$225,402	$13,497,484	$23,091,264
Loss on currency translation	-	-	-	-	-	(17,317)	-	(17,317)
Conversion of preferred stock to common stock	(3,672)	(4)	73,440	74	(70)	-	-	-
Net income	-	-	-	-	-	-	1,582,808	1,582,808
Balance at March 31, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$208,085	$15,080,292	$24,656,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine-Month Periods Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,476	$5,154,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	424,727	521,584
Bad debt expense	3,175	14,082
Impairment to inventory value	3,478	67,576
Unrealized gain on investments	(116,148)	(5,146)
Loss (gain) on disposal of equipment	37,189	(2,148)
Operating lease right-of-use asset - non-cash lease cost	494,375	420,948

Decrease (increase) in current assets:
Accounts receivable	57,416	(91,002)
Accounts receivable - related party	(308,514)	559,327
Prepaid income taxes and tax receivable	43,440	302,313
Inventories	(341,966)	(254,177)
Other current assets	(551,815)	47,336
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(979,332)	(808,350)
Operating lease liabilities	(500,857)	(424,071)
Expense waivers - related party	(51,891)	(183,006)
Net cash (used in) provided by operating activities	(1,774,247)	5,319,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business assets	-	(993,435)
Purchase of real estate and equipment	(5,224)	(41,074)
Proceeds from sale of property and equipment	-	2,148
Sale of investments	506,492	-
Purchase of investments	(1,501,980)	(492)
Net cash used in investing activities	(1,000,712)	(1,032,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriter discounts	3,529,350	-
Payment of issuance cost of common stock	(545,090)	-
Payment of finance lease liabilities	(4,167)	-
Repayment of property and equipment loans	(11,159)	(25,394)
Net cash provided by (used in) financing activities	2,968,934	(25,394)

Effect of exchange rate change on cash and cash equivalents	(86,305)	190,171

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	107,670	4,451,221

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	16,086,944	9,826,042

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$16,194,614	$14,277,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$12,264	$11,989
Income taxes paid, net of refunds	$833,901	$1,247,005
Non-cash financing and investing activities:
Acquisition of operating right-of-use assets through operating lease obligations	$995,805	$730,741
Reclassification of acquisition deposit	$-	$122,111
Acquisition of equipment through finance lease liability	$150,625	$-
Fair value of warrants of common stock issued to underwriters	$132,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (the “Company” or "The Marygold Companies"), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly owned subsidiaries are more particularly described herein but are summarized as follows:

●

USCF Investments, Inc. ("USCF Investments") (f/k/a Wainwright Holdings, Inc.), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries, United States Commodity Funds LLC (“USCF”), and USCF Advisers LLC (“USCF Advisers”), each of which manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange.

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of March 31, 2022, and is estimated to launch commercial services within the current calendar year. Through March 31, 2022, expenditures have been limited to developing the business model and the associated application development. The expenses of Marygold have been included with those of the Company.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of March 31, 2022, there have been no acquisitions completed and no operations. The expenses of Marygold UK have been included with those of the Company.

The Company manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by the Company’s management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. The Company’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. The Company’s executive management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed. Across the Company and its subsidiaries the Company employs 95 people.

As more fully detailed in the Company’s Definitive Information Statement on Schedule 14C, filed with the U.S. Securities and Exchange Commission on September 13, 2021, on August 24, 2021, the Board of Directors of the Company approved, by unanimous written consent in lieu of a meeting, to effect a name change of the Company from “Concierge Technologies, Inc.” to "The Marygold Companies, Inc." On March 10, 2022, the name change became effective in connection with the Company’s uplist to the NYSE American LLC and its public offering of common stock. Additionally, on April 20, 2022, the Company’s wholly-owned subsidiary, Wainwright Holdings, Inc. changed its name to “USCF Investments, Inc.”

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2021 and filed with the U.S. Securities and Exchange Commission on September 22, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which are referred to herein as the “Financial Statements” include the accounts of The Marygold Companies and its wholly owned subsidiaries, USCF Investments (f/k/a Wainwright Holdings, Inc.), Gourmet Foods, Brigadier, Original Sprout, Marygold and Marygold UK.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net consist of receivables related to the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 and June 30, 2021, the Company had $3,672 and $15,499, respectively, reserved for as doubtful accounts.

Accounts receivable - related parties consist of fund asset management fees receivable related to the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of March 31, 2022 and June 30, 2021, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

The Marygold Companies, as a holding company, operates through its wholly owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold and Marygold UK, as newly formed development stage entities, had no revenues and no significant transactions for the three and nine months ended March 31, 2022. Any transactions that did occur were included with those of the Company.

For our subsidiary, USCF Investments, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and nine month revenues as of March 31, 2022 compared with those at March 31, 2021 along with the accounts receivable – related parties as of March 31, 2022 and June 30, 2021 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Revenue		Revenue
Fund
USO	$3,186,393	54%	$3,813,588	64%
BNO	498,603	8%	663,973	11%
UNG	534,048	9%	520,978	9%
USCI	565,816	10%	308,497	5%
All Others	1,083,698	19%	690,049	11%
Total	$5,868,558	100%	$5,997,085	100%

	For the Nine Months Ended		For the Nine Months Ended
	March 31, 2022		March 31, 2021
	Revenue		Revenue
Fund
USO	$9,304,211	54%	$12,909,971	67%
BNO	1,489,400	9%	2,060,809	11%
UNG	1,648,194	9%	1,664,761	9%
USCI	1,537,179	9%	774,913	4%
All Others	3,247,985	19%	1,772,347	9%
Total	$17,226,969	100%	$19,182,801	100%

	As of March 31, 2022		As of June 30, 2021
	Accounts Receivable		Accounts Receivable
Fund
USO	$1,309,388	56%	$1,156,691	57%
BNO	200,591	9%	196,713	10%
UNG	192,010	8%	130,543	6%
USCI	234,738	10%	141,346	7%
All Others	409,841	17%	412,761	20%
Total	$2,346,568	100%	$2,038,054	100%

The Company, through Gourmet Foods and following the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. For the purpose of segment reporting (Note 15) both revenue streams are considered part of the same "food industry" segment as they are evaluated as one segment by the Company's Chief Operating Decision Maker.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long-term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three months ended March 31, 2022, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 22% of baking sales revenues as compared to 18% for the three months ended March 31, 2021. For the nine months ended March 31, 2022, the largest customer accounted for approximately 23% of baking sales revenues as compared to 18% for the nine months ended March 31, 2021. This customer accounted for 23% of the baking accounts receivable as of March 31, 2022 as compared to 19% as of June 30, 2021. The were no other grocery industry customers who accounted for a significant portion of baking sales for the 3 or 9 month periods ended March 31, 2022 and 2021, however one additional customer accounted for 28% and 27% of baking accounts receivable as of March 31, 2022 and  June 30, 2021, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three and nine month periods ended March 31, 2022 accounted for approximately 49% of baking sales revenues as compared to 50% for the three and nine month periods ended March 31, 2021. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable, however as a group they accounted for 19% of baking accounts receivable as of March 31, 2022 as compared to 22% as of June 30, 2021. A second consortium of gasoline convenience stores were not significant in sales volume, however did account for 18% and 23% of baking accounts receivable as of March 31, 2022 and June 30, 2021, respectively.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking sales revenue, however no single customer in this group was a significant contributor of baking sales revenues for the three and nine month periods ended March 31, 2022 or March 31, 2021, nor a significant contributor to baking accounts receivable as of March 31, 2022 and June 30, 2021.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 39% and 38% of the printing sector revenues for the three and nine months ended March 31, 2022, respectively, as compared to 29% and 26% for the three and nine months ended March 31, 2021, respectively. This same customer accounted for 48% and 40% of the printing sector accounts receivable as of March 31, 2022 and June 30, 2021, respectively.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 36%, 16% and 12% of Gourmet Foods' consolidated gross revenues for the three months ended March 31, 2022 compared to 32%, 11% and 11% for the three months ended March 31, 2021. For the nine month period ended March 31, 2022, these three customers accounted for 31%, 15% and 14% of consolidated gross revenues as compared to 31%, 11% and 9% for the nine month period ended March 31, 2021. These customers accounted for nil%, 10% and 30% of the consolidated accounts receivable of Gourmet Foods as of March 31, 2022 as compared to nil%, 7% and 26%, respectively, as of June 30, 2021.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 57% and 51% of the total Brigadier revenues for the three and nine month periods ended March 31, 2022, respectively, as compared to 43% and 47% for the three and nine month periods ended March 31, 2021, respectively. The same customer accounted for approximately 30% of Brigadier's accounts receivable as of March 31, 2022 as compared to 31% as of June 30, 2021.

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

The Marygold Companies, through Original Sprout, has thousands of customers and, from time to time, certain customers become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had no significant customer for the three and nine month periods ended March 31, 2022 as compared to the three and nine month periods ended March 31, 2021 where one customer accounted for 9% and 13% of sales revenues, respectively. Four other customers who were insignificant contributors to sales, but whose balance due exceeded 10% of total accounts receivable, collectively accounted for 72% and 61% of accounts receivable as of March 31, 2022 and June 30, 2021, respectively.

The Marygold Companies, through Original Sprout, is dependent upon its relationship with a product packaging company who, at the direction of Original Sprout, produces the products in accordance with proprietary formulas, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by this packaging company, although if this relationship were to fail there are other similar packaging companies available to Original Sprout at competitive pricing. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in timely fashion or at the expected price point. To safeguard against this possibility, Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

Inventories

Inventories, consisting primarily of: (i) food products, printing supplies, and packaging in New Zealand; (ii) hair and skin care finished products and components in the U.S.; and, (iii) security system hardware in Canada, are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S. is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three months ended March 31, 2022 and 2021, the expense for slow-moving or obsolete inventory was $0 and $67,576, respectively. For the nine months ended March 31, 2022 and March 31, 2021, the expense for slow-moving or obsolete inventory was $3,478 and $67,576, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internal use software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the nine month period ended March 31, 2022 or the fiscal year ended June 30, 2021.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors,  industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the nine month period ended March 31, 2022 or the fiscal year ended June 30, 2021.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the nine month period ended March 31, 2022 or the fiscal year ended June 30, 2021.

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

Warrants to Purchase Common Stock

The Company from time to time will issue warrant instruments to purchase common stock and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). Generally, warrants issued in connection with debt and equity financings are presented as a component of equity unless the warrants include a conditional obligation to issue a variable number of shares among other conditions, or it is possible that the Company may need to settle the warrants in cash, in which instance the warrants would be accounted for as non-current liabilities in the accompanying balance sheets. As of March 31, 2022 all outstanding warrants are classified as equity instruments. No warrants were outstanding as of June 30, 2021.

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

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three and nine months ended March 31, 2022, were approximately $171,798 and $318,394, or approximately 31% and 17%, of the total security system revenues as compared to $182,631 and $538,436 for the three and nine months ended March 31, 2021, respectively, or 25% and 27% of the total security system revenues. These revenues for the three and nine months ended March 31, 2022 account for approximately 1% and 2%, respectively, of total consolidated revenues as compared to 2% and 2% for the three and nine months ended March 31, 2021, respectively. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended March 31, 2022 and March 31, 2021 were $0.7 million and $0.7 million, respectively. Marketing and advertising costs for the nine months ended March 31, 2022 and March 31, 2021 were $2.2 million and $2.2 million, respectively.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30, Foreign Currency Translation. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security Systems use the Canadian dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Consolidated Balance Sheets.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the nine months ended March 31, 2022 and March 31, 2021 a determination was made that no adjustments were necessary.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate diluted earnings per share ("EPS") for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2023, including interim periods for those fiscal years. Early adoption is permitted for periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company anticipates the adoption of the standard will not have a material impact on its condensed consolidated financial statements and related disclosures given its current and anticipated operations.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the annual financial statements. The guidance will become effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company anticipates the adoption of the standard will not have a material impact on its condensed consolidated financial statements and related disclosures given its current and anticipated operations.

NOTE 3.	BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. This calculation also includes the weighted average number of Series B Convertible Preferred shares outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Underwriter’s Warrants, as defined in Note 12, may be exercised at $2.40 per share beginning on September 14, 2022, which is the date that is 180 days after the commencement of sales of the common stock issued in connection with public offering, and expire on March 14, 2027, which is five years from their initial issuance date. The Company does not have any other outstanding options or exercisable warrants or other dilutive financial instruments as of March 31, 2022 and 2021. As of March 31, 2022, the exercise price of the warrants exceeded the closing price of the Company's stock, and not dilutive, as such, basic and diluted earnings per share are the same.

On August 25, 2021 the Company adopted the 2021 Omnibus Equity Incentive Plan (the "Plan") and had not issued any awards under the Plan as of March 31, 2022. The Company has also authorized a reverse stock split of its Common Stock by a ratio of not less than 1-for-1.5 and not more than 1-for-2.75 (the “Reverse Stock Split”) at any time prior to the one year anniversary of filing of a definitive Information Statement on Schedule 14C with the Board of Directors (the "Board") having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set within the above range as determined by the Board in its discretion.

Basic and diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended March 31, 2022
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$848,013	37,844,376	$0.02
Net income available to preferred shareholders	22,121	987,200	$0.02
Basic and diluted income per share	$870,134	38,831,576	$0.02

	For the Three Months Ended March 31, 2021
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,541,724	37,474,535	$0.04
Net income available to preferred shareholders	41,084	998,624	$0.04
Basic and diluted income per share	$1,582,808	38,473,159	$0.04

	For the Nine Months Ended March 31, 2022
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$12,157	37,574,336	$0.00
Net income available to preferred shareholders	319	987,200	$0.00
Basic and diluted income per share	$12,476	38,561,536	$0.00

	For the Nine Months Ended March 31, 2021
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$5,014,672	37,432,889	$0.13
Net income available to preferred shareholders	139,359	1,040,270	$0.13
Basic and diluted income per share	$5,154,031	38,473,159	$0.13

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Raw materials	$1,212,699	$942,911
Supplies and packing materials	207,841	193,322
Finished goods	867,559	815,559
Total inventories	$2,288,099	$1,951,792

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Plant and equipment(1)	$2,277,545	$2,147,617
Furniture and office equipment	248,180	246,697
Vehicles	425,396	613,891
Land and building	608,721	412,681
Total property, plant and equipment	3,559,842	3,420,886
Accumulated depreciation (2)	(2,000,690)	(1,847,441)
Total property and equipment, net	$1,559,152	$1,573,445

(1) Included with plant and equipment as of March 31, 2022 are the underlying assets of the solar energy finance lease stated at present value as of the date of acquisition by Gourmet Foods totaling $153,807.

(2) Included with accumulated depreciation is the amortization of the underlying assets of the solar energy finance lease at Gourmet Foods, which totaled $4,214 as of March 31, 2022.

For the three and nine months ended March 31, 2022 depreciation expense for property, plant and equipment totaled $59,145 and $187,978, respectively, as compared to $96,663 and $268,535 for the three and nine months ended March 31, 2021.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Customer relationships	$777,375	$777,375
Brand name	1,199,964	1,199,965
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	3,728,825	3,728,826
Less : accumulated amortization	(1,623,772)	(1,387,023)
Net intangibles	$2,105,053	$2,341,803

CUSTOMER RELATIONSHIPS

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired customer relationships was estimated to be $434,099 and is amortized over the remaining useful life of 10 years. On December 18, 2017, the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired customer relationships was determined to be $200,000 and is amortized over the remaining useful life of 7 years. On July 1, 2020, our wholly owned subsidiary, Gourmet Foods, Ltd., acquired Printstock Products Limited. The fair value of the acquired customer relationships was estimated to be $77,123 and is amortized over a useful life of 9 years.

	March 31,	June 30,
	2022	2021
Customer relationships	$777,375	$777,375
Less: accumulated amortization	(434,906)	(369,471)
Total customer relationships, net	$342,469	$407,904

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017, the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will forever be associated with the product offering unless and until such time in the future as the Company may elect to discontinue the use of the brand and move towards establishment of an alternative product offering. On July 1, 2020, our wholly owned subsidiary, Gourmet Foods, Ltd., acquired Printstock Products Limited. The fair value of the brand name was determined to be $57,842 and, like that of Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment of the brand names "Original Sprout" and "Printstock" at each reporting interval with no amortization recognized.

	March 31,	June 30,
	2022	2021
Brand name	$1,199,964	$1,199,965
Less: accumulated amortization	(239,805)	(209,620)
Total brand name, net	$960,159	$990,345

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of March 31, 2022, the fair value of the acquired domain names had been fully amortized.

	March 31,	June 30,
	2022	2021
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(36,913)
Total brand name, net	$-	$-

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

	March 31,	June 30,
	2022	2021
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(664,339)	(551,737)
Total recipes and formulas, net	$557,262	$669,864

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

	March 31,	June 30,
	2022	2021
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(247,809)	(219,282)
Total non-compete agreement, net	$27,173	$55,700

INTERNAL USE SOFTWARE

During the quarter ended December 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of March 31, 2022, have been capitalized as intangible assets. Once development has been completed and the product is commercially available, these capitalized costs will be amortized over their useful lives. As of March 31, 2022, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three and nine months ended March 31, 2022 was $77,764 and $236,750, respectively. The total amortization expense for intangible assets for the three and nine months ended March 31, 2021 was $81,956 and $253,049, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2022	$78,628
2023	295,078
2024	277,378
2025	262,114
2026	150,347
Thereafter	1,041,508
Total	$2,105,053

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $948,369 as of March 31, 2022 and $399,524 as of June 30, 2021 are comprised of various components as listed below.

	As of March 31, 2022	As of June 30, 2021
Deposits and prepaid expenses	$779,752	$373,381
Other current assets	168,617	26,143
Total	$948,369	$399,524

Investments

USCF Investments, from time to time, provides initial investment in the creation of ETF and ETP funds that USCF manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value in accordance with ASC 825, Financial Instruments, with the change included in earnings on the Condensed Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting. As of March 31, 2022 and June 30, 2021, there were no investments in its ETF and ETP funds or investments requiring equity method investment accounting. The Company also invests in marketable securities. As of March 31, 2022 and June 30, 2021, such investments were approximately $2.9 million and $1.8 million, respectively. Of these amounts, $1.4 million and $0 were invested in the USCF Gold Strategy Plus Income Fund ("GLDX"), a related party managed by USCF Advisers, as of March 31, 2022 and June 30, 2021, respectively. The Company owns approximately 40% and 0% of the outstanding shares of this investment as of March 31, 2022 and June 30, 2021, respectively, which are included in "other equities" in the tables below.

Investments measured at estimated fair value consist of the following as of March 31, 2022 and June 30, 2021:

	March 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,299,393	$5,378	$-	$1,304,771
Other short term investments	270,413	-	(583)	269,830
Other equities	1,246,926	119,403	-	1,366,329
Total short-term investments	$2,816,732	$124,781	$(583)	$2,940,930

	June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,044,748	$5,378	$-	$1,050,126
Other short term investments	772,981	4,568	-	777,549
Other equities	1,421	-	(170)	1,251
Total short-term investments	$1,819,150	$9,946	$(170)	$1,828,926

All of the Company's short-term investments are Level 1 as of March 31, 2022 and June 30, 2021. During the nine months ended March 31, 2022 and March 31, 2021, there were no transfers between Level 1 and Level 2.

Restricted Cash

At March 31, 2022 and  June 30, 2021, Gourmet Foods had on deposit NZ$20,000 (approximately US$13,913 and US$13,989, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long-term assets totaling $540,160 as of March 31, 2022 and $540,160 at June 30, 2021 consisted of:

(i)

$500,000 as of March 31, 2022 and  June 30, 2021 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the nine months ended March 31, 2022 or the year ended June 30, 2021;

(ii)	$40,160 as of March 31, 2022 and at June 30, 2021 representing lease deposits and prepayments.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.

Goodwill is comprised of the following amounts as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Total	$1,043,473	$1,043,473

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the nine months ended March 31, 2022 or 2021.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Accounts payable	$2,030,984	$1,672,647
Accrued interest	147,822	129,596
Taxes payable	360,821	238,020
Accrued payroll, vacation and bonus payable	266,906	1,049,359
Accrued expenses	67,753	773,252
Total	$2,874,286	$3,862,874

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Current related party notes payable consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021

Notes payable to shareholder, interest rate of 8%, unsecured and payable on December 31, 2012 (past due)	$3,500	$3,500
Notes payable to shareholder, interest rate of 4%, unsecured and payable on May 25, 2022	250,000	250,000
Notes payable to shareholder, interest rate of 4%, unsecured and payable on April 8, 2022	350,000	350,000
	$603,500	$603,500

Interest expense for all related party notes for the three and nine months ended March 31, 2022 was $5,987 and $18,226, respectively, as compared to $5,987 and $18,227 for the three and nine months ended March 31, 2021, respectively. Total accrued interest due to related parties was $147,822 and $129,596 as of March 31, 2022 and June 30, 2021, respectively.

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues, totaling $5.9 million and $6.0 million for the three month periods ended March 31, 2022 and 2021, respectively, and $17.2 million and $19.2 million for the nine month periods ended March 31, 2022 and 2021, respectively, were earned from these related parties. Accounts receivable, totaling $2.3 million and $2.0 million as of March 31, 2022 and June 30, 2021, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $18 thousand and $239 thousand for the three month periods ended March 31, 2022 and March 31, 2021, respectively, were incurred on behalf of these related parties. Fund expense waivers, totaling $77 thousand and $792 thousand for the nine month periods ended March 31, 2022 and March 31, 2021, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $18 thousand and $70 thousand as of March 31, 2022 and June 30, 2021, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. Such investments included GLDX, a related party fund managed by USCF Advisers, and as of March 31, 2022 and June 30, 2021, the investment total was $1.4 million and $0, respectively. The Company owns approximately 40% and 0% of the outstanding shares of this investment as of March 31, 2022 and June 30, 2021, respectively, which are included in "other equities" in the tables below.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of March 31, 2022, Brigadier had an outstanding principal balance of $380,414 due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021 reflect the amount of the principal balance, as of March 31, 2022, which is due within twelve months as a current liability of $15,438 and a long-term liability of $364,976. Interest expense on the mortgage loan for the three months ended March 31, 2022 and March 31, 2021 was $3,865 and $4,001, respectively. Interest expense on the mortgage loan for the nine months ended March 31, 2022 and March 31, 2021 was $11,884 and $11,981 respectively. Also included as of March 31, 2022, are the short and long-term finance lease liabilities related to our subsidiary Gourmet  Foods of $20,459 and $126,444, respectively. There were no finance lease liabilities as of June 30, 2021 (refer to Note 15, Lease Commitments).

NOTE 12.	STOCKHOLDERS' EQUITY

Common Stock Issued in Underwritten Offering

On March 9, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) between the Company and Maxim Group LLC (the “Underwriter”), relating to the Company’s upsized underwritten public offering (the “Offering”) of 1,650,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-261522), previously filed with Securities Exchange Commission (SEC) and subsequently declared effective by the SEC on March 9, 2022.

Pursuant to the Underwriting Agreement, the public offering price was $2.00 per Share (the "Offering Price"), and the Underwriter purchased the Shares at a 7.0% discount to the public Offering Price. The Company granted the Underwriter the option to purchase, within 45 days from the date of the Underwriting Agreement, an additional 247,500 shares of Common Stock at the same price per share as the Shares (the “Over-Allotment Option”), which the Underwriter exercised in full on March 11, 2022. Maxim Group LLC acted as sole book-running manager for the Offering.

The Underwriting Agreement includes customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, the Company, each director and executive officer of the Company and certain significant stockholders of the Company have agreed not to sell, transfer or otherwise dispose of securities of the Company, without the prior written consent of the Underwriter, for a 180-day period, subject to certain limitations therein.

In exchange for the Underwriter’s services, the Company agreed to (i) sell the Common Stock to the Underwriter at a purchase price of $1.86 per share of Common Stock, reflecting the underwriting discount of 7%, and (ii) issue the Underwriter (or its designees) the Warrants to purchase shares of Common Stock equal to 5.0% of the aggregate number of shares of Common Stock sold in the Offering, along with associated registration rights (the “Underwriter’s Warrants”).

On March 14, 2022, the Offering closed resulting in the Company selling a total of 1,897,500 shares of common stock, including 247,500 shares sold pursuant to the full exercise of the underwriter’s over-allotment option. Gross proceeds from the offering were approximately $3,795,000 before underwriting discounts and other estimated offering expenses which totaled $265,650 and $545,090, respectively.

The Underwriting Agreement is included as an exhibit to a Current Report on Form 8-K filed on March 15, 2022 (included by reference herein) to provide investors and security holders with information regarding its terms. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on March 9, 2022 pursuant to Rule 424(b)(4).

Warrants to Purchase Common Stock

On March 14, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriter’s Warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services. The Underwriter’s Warrants may be exercised beginning on September 14, 2022, until March 14, 2027. The initial exercise price of each Warrant is $2.40 per share, which represents 120% of the Offering Price. The total fair value of the warrants granted to the Underwriter was $132,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: Risk-free interest rate of 2.10%, expected life of 5 years, dividend yield of 0% and volatility of 117%.

Convertible Preferred Stock

Each issued Series B Voting, Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. There are 49,360 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2022 and June 30, 2021 which, when converted, represent 987,200 shares of common stock.

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

On August 13, 2021, Marygold UK entered into a Share Purchase Agreement that, when consummated, would result in the acquisition of all the outstanding and issued shares of Tiger Financial and Asset Management Limited, a U.K. limited company, ("Tiger") in exchange for GBP 1,500,000 (approximately US$2,100,000) plus acquired cash-on-hand at the time of closing. Marygold UK will pay the purchase price in 3 approximately equal payments commencing at closing and at each annual anniversary date. Funding for the purchase price will be provided through a loan facility granted by The Marygold Companies. The Company plans to expand its Marygold Fintech services offering into the U.K. market provided a successful launch in the U.S. is realized. Tiger is an established and certified investment advisor in the U.K., and will be able to more easily offer such services as Marygold's to its clientele and other U.K. residents thus greatly reducing the cost and time to market for Marygold. As of May 13, 2022, the transaction remains subject to completion of the required closing conditions.

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

As of March 31, 2022, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three and nine months ended March 31, 2022 and March 31, 2021.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of $421 thousand and $744 thousand for the three and nine months ended March 31, 2022, respectively, as compared to tax expense of $481 thousand and $1.7 million for the three and nine months ended March 31, 2021, respectively. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2017 through 2020 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2017 through 2020 remain open for examination by Canada and New Zealand authorities. As of March 31, 2022, there were no active taxing authority examinations.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses, and long-term operating lease liabilities in the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets nor operating lease liabilities. Leases with an initial term of 12 months or less, and certain office equipment leases which are deemed insignificant, are not recorded on the balance sheet and expensed as incurred and included within rent expense under general and administrative expense. Lease expense is recognized on a straight-line basis over the expected lease term.

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

The Company has one finance lease wherein ownership of the underlying asset will be transferred to the Company at the end of the lease term. The underlying asset of the finance lease is a solar energy system at our Gourmet Foods subsidiary in New Zealand that is included with property, plant and equipment on the Condensed Consolidated Balance Sheets.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between October 2022 and October 2026, and require monthly rental payments of approximately $23,964 (GST not included) translated to U.S. currency as of March 31, 2022. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate (GST not included) of approximately $1,586 translated as of March 31, 2022. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately $2,636 translated to U.S. currency as of March 31, 2022. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $22,750 commenced December 1, 2021 with annual increases. USCF Investments leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,063 with increases annually.

For the three month periods ended March 31, 2022 and March 31, 2021, the combined lease payments of the Company and its subsidiaries totaled $204,816 and $201,801, respectively. For the nine month periods ended March 31, 2022 and March 31, 2021, the combined lease payments of the Company and its subsidiaries totaled $616,075 and $549,654, respectively. Lease payments are recorded under general and administrative expense in the Condensed Consolidated Statements of Income. As of March 31, 2022 the Condensed Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,562,908, recorded net of $52,669 in deferred rent, and $1,615,578 in total operating lease liabilities. Accounting for the increase in the right-of-use assets as of March 31, 2022 compared to June 30, 2021 were the renewal of operating leases at our Gourmet Foods and Printstock facilities in New Zealand. The underlying assets of the finance lease, totaling $149,593 net of depreciation, are included in property, plant and equipment while the lease liability of $146,903 is included in long-term and short-term loans-property and equipment, net of GST payments which are expensed as incurred, on the Condensed Consolidated Balance Sheets as of March 31, 2022. There was no finance lease at June 30, 2021. The assets of the solar lease are amortized on a straight-line basis over the 10 year term of the lease. Amortization of the leased assets totaled $3,723 and $4,167 for the three and nine months ended March 31, 2022, respectively, and is included in depreciation expense on the Condensed Consolidated Statements of Income, and is identified as a reduction in finance lease liabilities on the Condensed Consolidated Statements of Cash Flows. Interest expense for the finance lease totaled $346 and $387 for the three and nine months ended March 31, 2022, respectively, and is included in interest expense on the Condensed Consolidated Statements of Income.

Future minimum consolidated lease payments for the Company and its subsidiaries are as follows:

Year Ended June 30,	Operating Leases	Finance Lease
2022	$188,772	$5,472
2023	742,759	21,889
2024	484,975	21,889
2025	184,226	21,889
2026	169,732	21,889
Thereafter	70,722	118,563
Total minimum lease payments	1,841,186	211,589
Less: present value discount	(225,608)	(64,686)
Total lease liabilities	$1,615,578	$146,903

The weighted average remaining lease term for the Company's operating leases was 3.1 years as of March 31, 2022 and a weighted-average discount rate of 5.5% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 116 months with a discount rate of 6.99%. Finance lease right-of-use assets are combined with those of property, plant and equipment with lease liabilities included in long-term and short-term loans-property and equipment on the Condensed Consolidated Balance Sheets.

Additionally, Gourmet Foods, Ltd. entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$76,524) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$13,913) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods, Ltd. and is listed as a component of interest income/expense on the accompanying Condensed Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of March 31, 2022 and June 30, 2021 the expense waiver payable was $18 thousand and $70 thousand, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of March 31, 2022, Marygold has future payment commitments with its primary service vendors totaling $357,000 including approximately $287,000 due in 2022 and $70,000 due in 2023.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below there are no pending legal proceedings against the Company. USCF, is an indirect wholly owned subsidiary of the Company.  USCF, as the general partner of USO and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, neither the Company or its subsidiaries are currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

Settlement of SEC and CFTC Investigations

On November 8, 2021, one of The Marygold Companies, Inc.'s (the "Company") indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC, as detailed below.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.  No accrual has been recorded with respect to the above legal matters as of March 31, 2022 and June 30, 2021. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Other Contingencies

On December 2, 2021, Marygold became aware of certain activity indicative of potential fraud on its Fintech platform, which was still in beta testing stage of development, and associated with the opening of end-customer accounts. As of the date of this Quarterly Report on Form 10-Q filing, Marygold estimates that approximately 80 end-customer accounts were opened fraudulently that resulted in approximately $250,000 being misappropriated. Upon learning of this activity, Marygold removed its app from all App Stores including, Apple and Android, to prevent any fraudulent activity through opening of new accounts created on its platform. Marygold further believes that no personal identifiable information was compromised. Marygold continues to monitor the security measures of its Fintech platform while continuing development. The accrual of approximately $250,000 was recorded through other income (expense) during the quarter ended December 31, 2021, and was reduced by approximately $147,000 during the quarter ended March 31, 2022 as the total amount of the estimated loss decreased.

Retirement Plan

The Marygold Companies through its wholly owned subsidiary USCF Investments, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF Investments or Original Sprout for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Profit sharing contributions paid totaled approximately $46 thousand and $32 thousand for each of the three months ended March 31, 2022 and 2021, respectively, and for the nine months ended March 31, 2022 and 2021, totaled $134 thousand and $113 thousand, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of USCF Investments, Gourmet Foods, Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiaries, Marygold and Marygold UK, have not begun operations, so their accounts have been consolidated with those of the parent, The Marygold Companies, and are not identified as a separate segment. The Company's reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary USCF Investments. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly owned subsidiary Gourmet Foods and its subsidiary, Printstock. In Canada, the Company provides security alarm system installation and maintenance services to residential and commercial customers sold through its wholly owned subsidiary, Brigadier. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars. The Company files income taxes as a combined group and records most income taxes at the parent level.

The following table presents a summary of identifiable assets as of March 31, 2022 and June 30, 2021.

	March 31,	June 30,
	2022	2021
Identifiable assets:
U.S.A. : investment fund management - related party	$17,660,600	$17,467,044
U.S.A. : beauty products	3,772,178	4,024,803
New Zealand: food industry	4,475,419	3,831,539
Canada: security systems	2,588,908	2,671,286
Corporate headquarters - including Marygold	5,572,981	3,513,008
Consolidated total	$34,070,086	$31,507,680

The following table presents a summary of operating information for the three months ended March 31:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues from external customers:
U.S.A. : investment fund management - related party	$5,868,558	$5,997,085
U.S.A. : beauty products	702,779	813,084
New Zealand : food industry	1,667,345	2,015,529
Canada : security systems	555,006	717,664
Consolidated total	$8,793,688	$9,543,362

Net income (loss):
U.S.A. : investment fund management - related party	$2,322,177	$2,588,841
U.S.A. : beauty products	(146,959)	(120,060)
New Zealand : food industry	(72,388)	153,847
Canada : security systems	39,689	51,828
Corporate headquarters - including Marygold	(1,272,385)	(1,091,648)
Consolidated total	$870,134	$1,582,808

The following table presents a summary of operating information for the nine months ended March 31:

	Nine Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2021
Revenues from external customers:
U.S.A. : investment fund management - related party	17,226,969	19,182,801
U.S.A. : beauty products	$2,716,702	$2,846,052
New Zealand : food industry	6,131,791	6,212,698
Canada : security systems	1,888,362	2,013,819
Consolidated total	$27,963,824	$30,255,370

Net income (loss):
U.S.A. : investment fund management - related party	$3,939,412	$8,087,112
U.S.A. : beauty products	(155,155)	(116,021)
New Zealand : food industry	217,280	485,974
Canada : security systems	180,641	250,522
Corporate headquarters - including Marygold	(4,169,702)	(3,553,556)
Consolidated total	$12,476	$5,154,031

The following table presents a summary of capital expenditures for the three month periods ended March 31:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$-	$-
U.S.A.: beauty products	988	4,967
U.S.A.: fund management	-	-
New Zealand: food industry	676	1,182
Canada: security systems	-	743
Consolidated	$1,664	$6,892

The following table presents a summary of capital expenditures for the nine month periods ended March 31:

	Nine Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2021(1)
Capital expenditures, net of disposals:
U.S.A.: corporate headquarters - including Marygold	$-	$653
U.S.A.: beauty products	1,508	33,724
U.S.A.: fund management	-	-
New Zealand: food industry	3,716	417,979
Canada: security systems	-	(11,748)
Consolidated	$5,224	$440,608

(1) Includes $401,682 related to the acquisition of Printstock in July 2020. See Note 13, Business Combinations

The following table represents the property, plant and equipment in use at each of the Company's locations as of March 31, 2022 and June 30, 2021:

	As of March 31, 2022 (1)	As of June 30, 2021

Asset Location
U.S.A. : investment fund management	$-	$-
U.S.A. : beauty products	60,469	58,961
New Zealand : food industry	2,491,427	2,345,569
Canada : security systems	990,202	998,612
Corporate headquarters - including Marygold	17,744	17,744
Total	3,559,842	3,420,886
Less accumulated depreciation	(2,000,690)	(1,847,441)
Net property and equipment	$1,559,152	$1,573,445

(1) Includes the underlying assets of the solar energy system finance lease totaling $149,593 at Gourmet Foods.

NOTE 17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements apart from the events noted below.

On April 1, 2022, the Company filed with the U.S. Securities and Exchange Commission (the “Commission”) a registration statement on Form S-8 to register the shares of its Common Stock underlying the Company’s 2021 Omnibus Equity Incentive Plan. For more detailed information, please refer to the Company’s Form S-8.

On April 8, 2022, the Company’s Board of Directors, upon approval from the Company’s Compensation Committee, approved: (i) employment agreements for each of Stuart Crumbaugh, David Neibert and Carolyn Yu; and (ii) a one-time transaction bonus agreement for John Love. For more detailed information, please refer to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2022.

On April 8, 2022, the Company repaid the outstanding loan balance due a shareholder in the amount of $350,000 plus $84,000 in accrued interest, totaling $434,000.

On April 20, 2022, an amendment to the Articles of Incorporation of Wainwright Holdings, Inc. was filed with the Secretary of State of Delaware  to officially change the name of that company to USCF Investments, Inc.

On April 29, 2022, the Company filed with the Commission a registration statement on Form S-3  to register up to $100 million of its securities for issuance pursuant to one or more offerings at a future date. On May 12, 2022, the Commission declared the Company's Form S-3 effective. For more detailed information, please refer to the Company’s Form S-3 and notice of effectiveness.

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

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” in the Form 10-K.

Overview

The Marygold Companies, Inc. (“The Marygold Companies” or the “Company”) conducts business through its wholly owned operating subsidiaries operating in the U.S., New Zealand, and Canada. Further, the Company anticipates operating in the United Kingdom upon the consummation of the pending acquisition of Tiger Financial & Asset Management Limited, a U.K. limited company. The operations of the Company’s wholly owned subsidiaries are more particularly described herein but are summarized as follows:

●

USCF Investments, Inc. ("USCF Investments") (f/k/a Wainwright Holdings, Inc.), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries, United States Commodity Funds LLC (“USCF”), and USCF Advisers LLC (“USCF Advisers”), each of which manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange..

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of March 31, 2021, and estimated to launch commercial services in the current fiscal year. Through March 31, 2022, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of March 31, 2022, there have been no acquisitions completed and no operations. The expenses of Marygold UK have been combined with those of The Marygold Companies.

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

Results of Operations

The Marygold Companies and Subsidiaries

Financial summary and comparison data for the three and nine month periods ended March 31, 2022 and March 31, 2021.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue and Operating Income

Consolidated revenue for the three months ended March 31, 2022 was $8.8 million representing a $0.7 million decrease from the same prior year period revenue of $9.5 million. Net revenues decreased as a result of lower revenues from all of our subsidiaries, apart from USCF Investments, by a combined $621 thousand, or 18%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The Company's revenues derived from its USCF Investments subsidiary declined slightly by $130 thousand, or 2%, from the same prior year period due to lower average AUM, resulting in an overall decrease in consolidated revenue of approximately 8%. The Company had an operating income for the three months ended March 31, 2022 of  $1.0 million as compared to operating income of $2.0 million for the three months ended March 31, 2021.

Other Income

Other income for the three months ended March 31, 2022 and March 31, 2021, was $247 thousand and $23 thousand, respectively, resulting in income before income taxes of $1.3 million and $2.1 million, respectively.

Income Tax

Provision for income tax expense for the three months ended March 31, 2022 and March 31, 2021 were $421 thousand and $481 thousand, respectively, attributable to our United States operations and specifically to expenses incurred by our Marygold subsidiary and from our USCF Investments subsidiary who recorded a lower income for the period ended March 31, 2022 as compared to the income for the period ended March 31, 2021. The Company files income taxes as a combined group and records most income taxes at the parent level.

Net Income and Comprehensive Income

Overall, the net income for the three months ended March 31, 2022 decreased by $0.7 million to $0.9 million, as compared to net income of $1.6 million for the three months ended March 31, 2021. The decrease in profits for the three months ended March 31, 2022 was primarily due to increased costs at our Marygold subsidiary, lower sales revenues at our consumer-based operations, and the income tax provision of $421 thousand. The consumer-based operations contributed approximately $180 thousand of net losses representing a $266 thousand decrease in net income from the same prior year period primarily as result of higher costs and lower profit margins within Original Sprout. Contributing to the overall decrease in net income were expenses of $694 thousand related to our development stage subsidiary, Marygold. After giving consideration to currency translation gain of $79 thousand, our comprehensive income for the three months ended March 31, 2022 was $0.9 million as compared to the three months ended March 31, 2021 when there was a currency translation loss of ($17) thousand resulting in comprehensive income of $1.6 million. Comprehensive gains and losses are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

For the Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Revenue and Operating Income

Consolidated revenue for the nine months ended March 31, 2022 was $28.0 million representing a $2.3 million decrease from the same prior year period revenue of $30.3 million. Net revenues declined from our fund management business as a result of lower AUM by approximately $2.0 million, or 10%, for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. The Company's revenues derived from its other operating units decreased by $0.3 million, or 3%, from the same prior year period, resulting in an overall decrease in consolidated revenue of approximately 8%. The Company produced an operating income for the nine months ended March 31, 2022 of $0.7 million as compared to an operating income of $6.6 million for the nine months ended March 31, 2021. The decrease in operating income was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement in addition to lower fund management revenue from USCF Investments due to lower AUM as well as additional expenses incurred by Marygold which totaled $2.2 million for the nine months ended March 31, 2022.

Other Income

Other income for the nine months ended March 31, 2022 and 2021, were $35 thousand and $195 thousand, respectively, resulting in income before taxes of $0.8 million and $6.8 million, respectively.

Income Tax

Provision for income tax for the nine months ended March 31, 2022 and 2021 were $0.7 million and $1.7 million, respectively, primarily attributable to our United States operations through our USCF Investments subsidiary. The Company files income taxes as a combined group and records most income taxes at the parent level.

Net Income and Comprehensive (Loss) Income

Overall, the net income for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021 decreased by approximately $5.1 million. The decrease in profits for the nine months ended March 31, 2022 was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement in addition to lower fund management revenue from USCF Investments due to lower AUM as well as higher costs within our consumer-based subsidiaries. Income was further decreased by expenses of $2.2 million related to our development stage subsidiary, Marygold. After giving consideration to currency translation loss of ($21) thousand, our comprehensive loss for the nine months ended March 31, 2022 was ($9) thousand as compared to the nine months ended March 31, 2021 where there was a currency translation gain of $353 thousand resulting in comprehensive income of $5.5 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Investment Fund Management - USCF Investments

USCF Investments was founded as a holding company named Wainwright Holdings, Inc. in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a registered 1940 Act large cap value equity fund. In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) and in July 2016, the USCF Mutual Funds Trust (“Mutual Funds Trust” and together with “ETF Trust” the “Trusts”) both as open-end management investment companies registered under the Investment Company Act of 1940, as amended ("the 1940 Act"). The Trusts are authorized to have multiple segregated series or portfolios. USCF Investments owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  USCF Investments operates through USCF and USCF Advisers, which collectively operate eleven exchange-traded products ("ETPs") and exchange traded funds (“ETFs”), each of which has its shares listed on the NYSE Arca, Inc. ("NYSE Arca"). The ETPs and ETFs managed by USCF and USCF Advisers have a total of approximately $5.0 billion assets under management as of March 31, 2022. USCF Investments and subsidiaries USCF and USCF Advisers are collectively referred to as “USCF Investments” hereafter.

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

USCF Investments' revenue and expenses are primarily driven by the amount of AUM. USCF Investments earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

Average AUM for the three months ended March 31, 2022 was at $4.4 billion, as compared to approximately $4.8 billion from the three months ended March 31, 2021 primarily due to a decrease in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees decreased by approximately $0.1 million, or 2%, to $5.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 where revenues from management and advisory fees totaled $6.0 million.

Expenses

USCF Investments total operating expenses for three months ended March 31, 2022 increased by $0.2 million to $3.6 million, or approximately 7%, from $3.4 million for the three months ended March 31, 2021. Variable expenses, as described above, increased by $0.2 million due to an increase in UMI, USCI and CPER sub-advisory fees due to increases in their respective AUM from the prior year quarter, offset by smaller decreases in other variable expenses over the respective three-month period due to overall lower AUM which included variable marketing and distribution expenses, and fund accounting and administration expenses. General and administrative ("G&A") expenses of $0.6 million decreased $0.1 million from $0.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. G&A expenses decreased  primarily due to lower fund expense waivers as a result of eliminating expense waivers for BNO, UGA and CPER in May 2021. Total marketing expenses remained at $0.6 million for the three months ended March 31, 2022 and March 31, 2021. Employee salaries and benefit compensation expenses were approximately $1.2 million for both three month periods ended March 31, 2022 and  March 31, 2021. Operations expenses increased by $0.3 million to $1.2 million due to sub-advisory fees for UMI, USCI and CPER offset by other lower operations expenses due to lower AUM.

Income

Operating income decreased $0.4 million to $2.2 million for the three months ended March 31, 2022 from $2.6 million for the three months ended March 31, 2021. Other  income (expense) was $92 thousand for the three months ended March 31, 2022 compared to $5 thousand for the three months ended March 31, 2021 due to unrealized gains in investments. Net income before income taxes for the three months ended March 31, 2022 decreased $0.3 million to $2.3 million compared to income of $2.6 million for three months ended March 31, 2021 due to a  $0.1 million decrease in revenue as a result of lower AUM, offset by a $0.2 million increase in total expenses.

For the Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Revenue

Average AUM for the nine months ended March 31, 2022 was at $4.3 billion, as compared to approximately $5.1 billion from the nine months ended March 31, 2021 primarily due to decreases in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees decreased by approximately $2.0 million, or 10%, to $17.2 million for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021 where revenues from management and advisory fees totaled $19.2 million.

Expenses

USCF Investments' total operating expenses, after recording the $2.5 million SEC / CFTC Wells Notice payment, increased to $13.4 million, or approximately 21%, from $11.1 million for the nine months ended March 31, 2022 compared to same prior year period. Excluding the Wells Notice payment, total operating expenses decreased $0.2 million, or approximately 2%, to $10.9 million from $11.1 million for the nine months ended March 31, 2022 compared to same prior year period. Variable expenses, as described above, increased $0.6 million over the respective nine -month period due to an increase of $1.0 million in sub-advisory fees for UMI, USCI and CPER due to increases in their respective AUM from the prior year nine month period, offset by lower by other fund AUM which decreased variable marketing and distribution expenses, fund accounting and administration expenses, and other variable costs. G&A expenses, excluding new fund development cost, were $1.4 million and $2.4 million for the nine months ended March 31, 2022 and March 31, 2021, respectively. G&A expenses decreased $1.0 million due to decreases in fund expense waivers of $0.7 million as a result of eliminating expense waivers for BNO, UGA and CPER in May 2021 as well as decreases in legal and professional fees. Total marketing expenses decreased $0.1 million to $1.8 million for the nine months ended March 31, 2022 as compared to the prior year period due to a decrease in variable distribution costs as a result of lower AUM as mentioned above. Employee salaries and benefit compensation expenses were approximately $4.0 million and $3.9 million for the nine months ended March 31, 2022 and March 31, 2021, respectively. Operations expenses increased by $0.8 million due to increases in sub-advisory fees from UMI, USCI and CPER due to increases in their respective AUM, partially offset by decreases in fund accounting and administration expense due to lower AUM for other funds.

Income

Income before income taxes for the nine months ended March 31, 2022 decreased $4.2 million, after recording the $2.5 million SEC / CFTC Wells Notice settlement, to $3.9 million compared to $8.1 million for nine months ended March 31, 2021 due to a $2.0 million decrease in revenue as a result of lower AUM, along with a $2.2 million increase in expenses as a result of the settlement expense. Operating income, excluding the settlement expense, decreased $1.8 million to $6.3 million for the nine months ended March 31, 2022, or approximately 22%, from $8.1 million for the nine months ended March 31, 2021.  Other  income (expense) was $136 thousand for the nine months ended March 31, 2022 compared to $14 thousand for the nine months ended March 31, 2021.

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

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate The Marygold Companies’ reporting currency, the US dollar, with that of Gourmet Foods, The Marygold Companies records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830-30. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translations are included in foreign currency translation (loss) gain on the Condensed Consolidated Statements of Comprehensive Income as well as accumulated other comprehensive (loss) income found on the Condensed Consolidated Balance Sheets.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

Net revenues for the three months ended March 31, 2022 were $1.7 million with cost of goods sold of $1.4 million resulting in a gross profit of $0.3 million, or approximately 18% gross margin, as compared to the three month period ended March 31, 2021 where net revenues were $2.0 million and cost of goods sold were $1.4 million producing a gross profit of $0.6 million, or approximately 30%. The decrease in gross profit is attributed to the rising costs of raw materials, increased labor cost and increase in the cost of out-bound shipping.

Expenses

Operating expenses, including wages and marketing, for the three month periods ended March 31, 2022 and March 31, 2021 were $0.4 million and $0.3 million, respectively, producing an operating loss of ($0.1) million and operating income of $0.3 million, respectively, or approximately (5%) operating loss for the three months ended March 31, 2022 and 13% for the three months ended March 31, 2021. Other income totaled $13 thousand for three months ended March 31, 2022 as compared to $12 thousand for the three months ended March 31, 2021.

Income

Loss for the three months ended March 31, 2022 was approximately ($72) thousand as compared to a net income of $124 thousand after income tax provision of $48 thousand for the three months ended March 31, 2021.

For the Nine Months Ended March 31, 2022, Compared to the Nine Months Ended March 31, 2021

Revenue

Net revenues for the nine months ended March 31, 2022 were $6.1 million with cost of goods sold of $4.6 million resulting in a gross profit of $1.5 million, or approximately 24% gross margin, as compared to the nine month period ended March 31, 2021 where net revenues were $6.2 million and cost of goods sold were $4.4 million producing a gross profit of $1.8 million, or approximately 29%. The increase in cost of goods sold is attributed to the increase in shipping costs as well as raw materials due, in large part, to the continuing effects of the COVID-19 pandemic in New Zealand.

Expenses

General, administrative and selling expenses, including wages and marketing, for the nine month periods ended March 31, 2022 and 2021 were $1.2 million and $1.0 million producing operating income of $0.3 million and $0.8 million, respectively, or approximately 5% operating profit for the nine months ended March 31, 2022 and 13% for the nine months ended March 31, 2021. Other income for the nine month periods ended March 31, 2022 and 2021 were $23 thousand and $25 thousand, respectively.

Income

Income for the nine months ended March 31, 2022, after income tax provision of approximately $88 thousand, resulted in a net income of approximately $215 thousand, as compared to $484 thousand for the nine months ended March 31, 2021 where the income tax provision was approximately $153 thousand. Contributing to the lower net income percentage for the nine months ended March 31, 2022 were the expenses associated with the continuing negative effects of the COVID-19 pandemic on the New Zealand economy in general.

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

Brigadier operates exclusively in Canada and thus the Canadian dollar is its functional currency. In order to consolidate The Marygold Companies’ reporting currency, the U.S. dollar, with that of Brigadier, The Marygold Companies records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The translation of Canadian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

Net revenues for the three months ended March 31, 2022 were $0.6 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.3 million with a gross margin of approximately 54% as compared to the three months ended March 31, 2021 where net revenues were approximately $0.7 million with cost of goods sold of $0.4 million and a gross profit of $0.3 million, or approximately 49%.

Expenses

Operating expenses for the three months ended March 31, 2022 were $0.3 million producing an operating profit of $38 thousand or approximately 7% as compared to the three months ended March 31, 2021 where operating profits were $0.1 million, or approximately 11%, with operating expenses of $0.3 million.

Income

Other income comprised of interest income, rental income and commission income totaled approximately $5 thousand for the three months ended March 31, 2022, and provision for income tax expense was ($4) thousand, resulting in net income after income taxes of approximately $40 thousand as compared to net income after income taxes of approximately $58 thousand for the three months ended March 31, 2021 where other income totaled $5 thousand and income tax was $8 thousand.

For the Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Revenue

Net revenues for the nine months ended March 31, 2022 were $1.9 million with cost of goods sold recorded as approximately $0.9 million, resulting in a gross profit of approximately $1.0 million with a gross margin of approximately 53% as compared to the nine months ended March 31, 2021 where net revenues were approximately $2.0 million with cost of goods sold of $1.0 million and a gross profit of $1.0 million, or approximately 51%.

Expenses

Operating expenses for the nine months ended March 31, 2022 were $0.8 million producing an operating profit of $0.2 million or approximately 11% as compared to the nine months ended March 31, 2021 where operating profits were $0.2 million, or approximately 13%, with operating expenses of $0.8 million.

Income

Other income totaled approximately $19 thousand and income tax of ($33) thousand for the nine months ended March 31, 2022 resulted in net income after income taxes of approximately $188 thousand as compared to net income after income taxes of approximately $260 thousand for the nine months ended March 31, 2021 where other income totaled approximately $150 thousand, most of which was government subsidies related to the COVID-19 pandemic, and income tax expense was ($60). There were no government subsidies received for the nine month period ended March 31, 2022.

Beauty Products - Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company's website. The company operates from warehouse and sales offices located in San Clemente, CA, USA. As a result of the ongoing COVID-19 pandemic, Original Sprout has made adjustments to its primary channels to market. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas in the current environment of social distancing and closures of retail businesses the company found a significant drop in sales volumes as consumers avoided traditional sales outlets. Moreover, distributors found it more profitable to sell directly to consumers via ecommerce that to sell wholesale to resellers. The result was a dramatic downturn in the average selling price of Original Sprout products on ecommerce sites as distributors began selling to end users at wholesale price. In response to this trend, Original Sprout has established new sales channels with online retailers and also reconstructed many of its distribution agreements and pricing tiers. The positive effects of this transition are expected to be evident during the summer months of 2022, while the negative effects of the COVID-19 pandemic on the wholesale distribution business continues to disrupt the global marketplace. The result is that sales overall have been relatively stable during the pandemic, though derived from different sources, however profit margins have temporarily decreased as changes are implemented. The company has also incurred expenses related to new product development and creation of upcoming marketing collateral, which is expected to continue for the remainder of the fiscal year.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

Net revenues for the three months ended March 31, 2022 were $0.7 million as compared to $0.8 million for the three months ended March 31, 2021. Cost of goods sold for the three months ended March 31, 2022 and March 31, 2021 were $0.4 million and $0.6 million, respectively, resulting in a gross profit of approximately $0.3 million and $0.2 million, respectively, or 38% as compared to 32% gross margin. The decrease in revenues was due to the continuing trends of increased online shopping at lower prices and the loss of domestic distribution to hair salons and boutiques as a result of COVID restrictions in the U.S.

Expenses

Operating expenses were approximately $0.4 million resulting in an operating (loss) of ($148) thousand, as compared to $0.4 million of operating expenses resulting in operating loss of ($131) thousand for the three months ended March 31, 2021.

Income (Loss)

After consideration given to other income of $1 thousand, the net (loss) for the three months ended March 31, 2022 was approximately ($147) thousand as compared to ($120) thousand net income for the three months ended March 31, 2021 where other income totaled $11 thousand.

For the Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Revenue

Net revenues for the nine months ended March 31, 2022 were $2.7 million as compared to $2.8 million for the nine months ended March 31, 2021. Cost of goods sold for the nine months ended March 31, 2022 and 2021 were $1.6 million and 1.7 million, respectively, resulting in a gross profit of approximately $1.1 million for each period.

Expenses

Operating expenses for the nine months ended March 31, 2022 were approximately $1.3 million resulting in an operating (loss) of approximately ($160) thousand, as compared to $1.3 million of operating expenses resulting in an operating (loss) of approximately ($135) thousand for the nine months ended March 31, 2021.

Income (Loss)

After consideration given to other income of $5 thousand, the net loss for the nine months ended March 31, 2022 was approximately ($155) thousand as compared to ($116) thousand net loss for the nine months ended March 31, 2021 where other income totaled approximately $19 thousand.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout is transitioning from a largely boutique offering distributed through specialty wholesalers to a more mainstream product available at traditional outlets and online and as such we anticipate measurable growth in revenues for the coming years, though there may be one-time initial expenses associated with the launch of new sales channels. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and consolidation within the security industry coupled with expanded product offerings. Similarly, we expect Gourmet Foods to be operating more efficiently under current management and continue to increase market share through additional product offerings and channels to market, including the printing and sale of food wrappers by their subsidiary, Printstock. USCF Investments expects to continue development of innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector through its development stage subsidiary Marygold and Co. In a more general sense, the Company is characterizing its business in two categories: 1) financial services and 2) other consumer-based operating units. The purpose is to isolate the cyclical, and sometimes volatile, nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

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

Liquidity and Capital Resources

The Marygold Companies is a holding company that conducts its operations through its subsidiaries. At the holding-company level, its liquidity needs relate to operational expense, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company or at the subsidiary level. There are no limitations or constraints on the movement of funds between the entities.

As of March 31, 2022, we had $16.2 million of cash and cash equivalents on a consolidated basis as compared to $16.1 million as of June 30, 2021.

During the past six fiscal years combined, The Marygold Companies has invested approximately $8.2 million in cash towards purchasing and assimilating Gourmet Foods and its Printstock subsidiary, Brigadier Security Systems and the Original Sprout assets into the The Marygold Companies group of companies as well as the acquisition through a stock-for-stock exchange of USCF Investments, which provides a significant revenue stream and value. We have also invested approximately $5.1 million in the development of Fintech applications through our newly organized subsidiary, Marygold. Despite these cash investments, our working capital position remains strong at $16.1 million. While The Marygold Companies intends to maintain and improve its revenue stream from wholly owned subsidiaries, The Marygold Companies continues to pursue acquisitions of other profitable companies which meet its target profile. Provided The Marygold Companies’ subsidiaries continue to operate as they are presently, and are projected to operate, The Marygold Companies has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic and the conflict involving Russia and Ukraine, the Company’s results of operations could be adversely impacted.

Borrowings

As of March 31, 2022, we had $1.0 million of related-party and third-party indebtedness on a consolidated basis as compared to $1.0 million as of June 30, 2021. Approximately $380,414 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was approximately $401,000 (CAD$525,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of March 31, 2022 is approximately $15,438 and the long-term principal amount due is approximately $364,976. Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three and nine months ended March 31, 2022 was $3,865 and $11,884, respectively, as compared to $4,001 and $11,981 for the three and nine month periods ended March 31, 2021, respectively. The Company, without inclusion of its subsidiary companies, as of March 31, 2022 and June 30, 2021, had $0.6 million of related-party indebtedness. We are not required to make interest payments on our related party notes until the maturity date.

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

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2022 and June 30, 2021, USCF Investments held $1.4 million and $0 in its GLDX fund, respectively. These investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We have paid no dividends and we do not expect to pay any dividends over the next fiscal year.

Off Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Marygold Companies maintains disclosure controls and procedures that are designed to provide reasonable assurances that the information required to be disclosed in The Marygold Companies’ periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

The duly appointed officers of The Marygold Companies, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of The Marygold Companies, have evaluated the effectiveness of The Marygold Companies’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of The Marygold Companies were effective as of the end of the period covered by this quarterly report on Form 10-Q.

(b)  Change in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below there are no pending legal proceedings against the Company or its subsidiaries. USCF, is an indirect wholly owned subsidiary of the Company.  USCF, as the general partner of USO and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

Settlement of SEC and CFTC Investigations

On November 8, 2021, one of The Marygold Companies, Inc.'s (the "Company") indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC, as detailed below.

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

The Marygold Companies and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement, as amended, filed December 7, 2021 and the September 22, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our registration statement and Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors discussed in “Risk Factors” in our registration statement, as amended, filed on December 7, 2021, the related prospectus, and the September 22, 2021 filing of our Annual Report on Form 10-K. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

3.1	Amended Articles of Incorporation of Concierge Technologies, Inc. (incorporated by reference to Exhibit A to the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.2	Certificate of Designation (Series of Preferred Stock) (incorporated by reference to Exhibit 3.9 to the Company's Annual Report on Form 10-K filed on October 8, 2010).
3.3

Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 31, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

3.4	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 5, 2015 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.6	Certificate of Amendment, dated March 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022).
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021)
10.2*	Employment Agreement between the Company and Stuart Crumbaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.3*	Employment Agreement between the Company and David Neibert (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.4*	Employment Agreement between the Company and Carolyn Yu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.5*	One-Time Transaction Bonus Agreement by and between the Company, Wainwright Holdings, Inc., and John Love (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Indicates management contract or any compensatory plan, contract or arrangement.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MARYGOLD COMPANIES, INC.

Dated: May 16, 2022	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Principal Financial and Accounting Officer