Form 10-K
period 2022-06-30
Marygold Companies, Inc.
filed 2022-09-28
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share.	MGLD	NYSE American LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,688,869 based upon the per share price of $1.26, as reported by our trading exchange platform, OTC Markets, for the common stock as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

The registrant’s common stock began trading on the NYSE American exchange on March 10, 2022. The registrant had 39,383,459 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on September 27, 2022. Series B Preferred stock is convertible, under certain conditions, to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

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
•

recent resolutions with the Securities and Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”) against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, USCF Investments, Inc. ("USCF Investments") (f/k/a Wainwright Holdings), and other related parties, as disclosed under “Item 3. Legal Proceedings”;

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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of June 30, 2022, and is estimated to launch commercial services within the current calendar year. Through June 30, 2022, expenditures have been limited to developing the business model and the associated application development. The expenses of Marygold have been included with those of the Company for the purposes of segmented reporting.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Operations began on June 20, 2022.

The Company manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by the Company’s management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. The Company’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. The Company’s executive management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed. Across the Company and its subsidiaries the Company employs 101people.

Subsidiary Business Overview

USCF Investments

On December 9, 2016, we acquired all of the issued and outstanding stock in USCF Investments. USCF Investments wholly owns both USCF and USCF Advisers, which collectively operate 12 exchange traded products (“ETPs”) and exchange traded funds (“ETFs”), each of which has its shares listed on the NYSE Arca, Inc. ("NYSE Arca").  The ETPs and ETFs managed by USCF and USCF Advisers have a total of approximately $4.9 billion in assets under management as of June 30, 2022. USCF Investments receives revenues as a result of its ownership of USCF and USCF Advisers, which provides investment management and advisory services in exchange for management fees charged against the ETPs and ETFs. The ETPs and ETFs managed by USCF and USCF Advisers invest in a broad base index or single commodity, particularly in oil, natural gas, gasoline and metals.

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

USCF Advisers as adviser for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021
USCF Gold Strategy Plus Income Fund ("GLDX")	Fund launched November 2021
USCF Dividend Income Fund ("UDI")	Fund launched June 2022

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers are collectively referred to as the “Funds” hereafter.

For the year ended June 30, 2022 approximately 73% of USCF Investments’ revenue were attributed to its three largest funds which were United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Commodity Index Fund as compared to the year ended June 30, 2021 with approximately 84% of the revenue attributed to United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Brent Oil Fund, LP.

Competition

USCF Investments faces competition from other commodity fund managers, which include larger, better financed companies that offer products similar to USCF Investments. Many of these competitors have substantially greater financial, technical, and human resources than USCF Investments does, as well as greater experience in the discovery and development of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize. USCF Investments will continue to develop and consider new fund opportunities identified through its research efforts and review of market needs. However, the cost of launching and seeding new funds is dependent upon existing and new capital resources. The ability to successfully launch new funds competing with much larger financial institutions with greater financial and human capital will be challenging.

Regulation

USCF Investments’ operating subsidiaries, USCF and USCF Advisers, are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the “NFA”) under the Commodities Exchange Act of 1936, as amended (the “CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended, and is also registered as a CPO under the CEA. Public offerings conducted by ETPs sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933, as amended and each ETP has SEC reporting obligations under the Securities Exchange Act of 1934, as amended. The series of the ETF Trust managed by USCF Advisers are registered investment companies under the Investment Company Act of 1940, as amended.

Employees

USCF Investments’ operating subsidiaries employ approximately 14 persons, a majority of whom are located in Walnut Creek, California. The operating subsidiaries are responsible for the retention of sub-advisers to manage the investments of each managed Funds’ assets in conformity with their respective investment policies if the operating subsidiary does not provide those services directly. USCF Investments’ operating subsidiaries may also retain third-parties to provide custody, distribution, fund administration, transfer agency, and all other non-distribution related services necessary for each fund to operate. USCF Investments, through its operating subsidiaries, bears all of its own costs associated with providing these advisory services and the expenses of the members of the board of directors of each fund who are affiliated with USCF Investments.

Intellectual Property

USCF Investments subsidiary USCF owns registered trademarks for USCF and USCF Advisers.  The Funds for which USCF is a general partner or sponsor have registered trademarks owned by USCF. Additionally, USCF was granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Gourmet Foods

Gourmet Foods, Ltd. (“Gourmet Foods”), was organized in its current form in 2005 (previously known as Pats Pantry Ltd) and acquired by The Marygold Companies in August 2015. Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers.

On July 1, 2020, Gourmet Foods acquired the New Zealand company, Printstock Products Limited ("Printstock"). Located in nearby Napier, New Zealand, Printstock prints wrappers for food products, including those used by Gourmet Foods. Printstock is a wholly-owned subsidiary of Gourmet Foods and its operating results are consolidated with those of Gourmet Foods from July 1, 2020 onwards.

Products and Customers

The Marygold Companies, through Gourmet Foods, and following the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. While these major groups are comprised of different customers and supply chains, we consider the consolidation of Gourmet Foods with Printstock to be within the food industry as Printstock only supplies the food industry manufacturers, some of which are competitors to Gourmet Foods, and the inclusion of Printstock to the Gourmet Foods operations does not extend its presence beyond the food industry. Therefore, for the purpose of segment reporting (Note 16), both revenue streams are considered part of the same "food industry" segment.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the year ended June 30, 2022, Gourmet Foods’ largest customer in the grocery and food industry, who operates through a number of independently branded stores, accounted for approximately 22% of baking sales revenues as compared to 18% for the year ended June 30, 2021. This customer accounted for 25% of the baking accounts receivable at June 30, 2022 as compared to 19% as of June 30, 2021. The second largest customer in the grocery and food industry did not account for significant sales during the years ended June 30, 2022 and 2021. However, this customer did account for 26% and 27% of baking accounts receivable as of June 30, 2022 and 2021, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the years ended June 30, 2022 and 2021 accounted for approximately 50% and 49%, respectively, of baking gross sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ baking accounts receivable, however as a group they collectively accounted for 21% and 22% of baking accounts receivable as of June 30, 2022 and 2021, respectively. A second consortium of gasoline convenience stores accounted for 23% of baking accounts receivable as of June 30, 2022 and June 30, 2021. No single member of this consortium was a significant contributor to Gourmet Foods' sales revenues, but as a group they contributed 8% and 9% of the baking sales revenues for the years ended June 30, 2022 and 2021, respectively.

The third major customer group is independent retailers and cafes, which accounted for the balance of baking gross sales revenue, however no single customer in this group was a significant contributor of baking sales revenues or baking accounts receivable as of and for the years ended June 30, 2022 and 2021.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 37% of the printing sector revenues and 39% of the printing sector accounts receivable as of and for the year ended June 30, 2022 as compared to 33% of printing sector revenues and 40% of printing sector accounts receivable as of and for the year ended June 30, 2021. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the years ended June 30, 2022 and 2021.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 32%, 14% and 13% as compared to 32%, 12% and 12% of Gourmet Foods' consolidated gross revenues for the years ended June 30, 2022 and 2021, respectively. These same customers accounted for 7%, 8% and 26%, respectively, of the consolidated accounts receivable of Gourmet Foods as of June 30, 2022 as compared to 8%, 7%, 26%, respectively, as of June 30, 2021.

Sources and Availability of Materials

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the effects of the ongoing COVID-19 pandemic on global supply chains has reduced available supplies of raw ingredients and increased their price. All sources of raw ingredients are experiencing shortages, and those shortages, along with price increases, have negatively impacted Gourmet Foods profit margins and, in some instances, their ability to meet market demand in a timely manner. As the industry continues to recover from the lock downs and other measures taken to reduce the spread of the COVID-19 virus, management expects the availability of materials and competitive pricing to return to normal levels.

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

Seasonality

The location of Gourmet Foods in the southern hemisphere provides it with a warm Christmas holiday season and some increased business as customers tend to be traveling and purchase more ready-to-eat foods. Although this increase in sales is observable, it is not deemed significant and the opposing seasons to the northern hemisphere work to offset any corresponding downturn in revenues for Brigadier, our Canadian subsidiary, during winter months. Overall, The Marygold Companies’ consolidated business does not experience any material seasonality due to Gourmet Foods.

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

Employees

Gourmet Foods, including Printstock, employs approximately 49 persons in New Zealand.

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

Services, Products and Customers

Brigadier, founded in 1985, is a leading electronic security company in the province of Saskatchewan. Brigadier has two offices located in the urban areas of Saskatchewan, Brigadier Security Systems in Saskatoon, and operating as Elite Security in Regina. The company's management team has a combined industry experience of over 136 years. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools, and public buildings. Their experience as the provider of choice on many large notable sites shows a commitment to design, service and support. Brigadier specializes, and is certified, in several major manufacturers’ products: Honeywell Security, Panasonic, Avigilon and JCI/DSC/Kantech security products. Brigadier and its staff are recognized for dedication to customer service with annual awards from SecurTek including being recipients of the Customer Retention, Service Excellence, and overall best dealer with the President’s Award.  Brigadier has demonstrated a commitment to delivering outstanding quality to customers by the notable facilities, businesses, and homes they secure.

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

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company that provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 52% and 49% of the total Brigadier revenues for the years ended June 30, 2022 and June 30, 2021, respectively. The same customer accounted for approximately 31% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2022 and 2021. No other customers were significant for the year ended June 30, 2022, however another customer accounted for 12% of total Brigadier revenues and 39% of accounts receivable as of and for the year ended June 30, 2021.

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

Seasonality

Brigadier, due to its location in the province of Saskatchewan, Canada, is far enough north that winter weather has a negative effect on its ability to complete some installations, particularly those involving new construction. For this reason, the period from November through March typically produces less revenue than comparison periods during other seasons of the year. Although this decrease in sales is observable, the downturn in sales revenues for the winter months at Brigadier are offset in large part by the increase in revenues for our subsidiary Gourmet Foods in the Southern Hemisphere. Overall, The Marygold Companies, on a consolidated basis, does not experience any material seasonality due to Brigadier.

Employees

Brigadier employs approximately 18 persons in Canada.

Original Sprout

Kahnalytics was formed in 2015 as a wholly-owned subsidiary of the Company and acquired the assets of Original Sprout LLC in December 2017. Original Sprout LLC was founded in 2003. Kahnalytics began doing business as Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on Original Sprout's website. Original Sprout operates from warehouse and sales offices located in San Clemente, CA, USA.

Products and Customers

As a result of the ongoing COVID-19 pandemic, Original Sprout has made adjustments to its primary distribution and marketing channels. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas during the environment of social distancing and closures of retail businesses, consumers avoided traditional sales outlets. In response to this trend, many of Original Sprout's distributors became retailers by selling direct to consumers on e-tail platforms. Original Sprout, in defense of its brand and price points, was compelled to commence a transition from its wholesale distribution model to one wherein Original Sprout sells direct to retail outlets, or even direct to consumers, through online platforms such as Costco.com and others. The positive effects of this transition are expected to be realized within the next 6 to 12 months, as will be evidenced by increasing profit margins to offset a decrease in sales to distributors.

Original Sprout sells its products through 3 channels to market: 1) direct sales to end users via online shopping carts, 2) sales through international wholesale distributors who, in turn, sell to other retailers or wholesalers, and 3) to retail stores selling to end users either from the shelf or online.

Original Sprout has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Due to the increase in online sales channels and the discontinuation of most domestic distribution agreements, Original Sprout had 1 significant international distributor for the year ended June 30, 2022 which accounted for 11% of Original Sprout's total revenues as compared to 4% of total revenues for the year ended June 30, 2021. A different domestic customer, who was insignificant for the year ended June 30, 2022, accounted for 12% of sales for the year ended June 30, 2021. Six different customers, none of whom contributed significant sales levels, accounted for 19%, 16%, 15%, 13%, 12%, and 11% of total accounts receivable as of June 30, 2022 as compared to 15%, 30%, 6%, 7%, 17%, and 11%, respectively, as of June 30, 2021.

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

Seasonality

There is no significant seasonality for sales of products for Original Sprout, though sales will fluctuate around traditional holidays, and certain products, such as sunscreen, will be lower in winter months than in summer months. Overall, The Marygold Companies, on a consolidated basis, does not experience any material seasonality due to Original Sprout.

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

Employees

Original Sprout employees approximately 6 persons on a full-time basis, not including temporary workers or "temp-to-hire" status workers, in California.

Marygold

While still in the development phase, Marygold continues to devote considerable resources to the development of a proprietary Fintech software application that is envisioned to provide a superior mobile banking experience to its customers. Marygold employs 6 full time staff members and also subcontracts for a variety of services, both in the U.S. and internationally. These operating expenses are combined with those of The Marygold Companies in our Consolidated Financial Statements and segmented reports. Marygold estimates that it will launch its mobile app during the fiscal year ending June 30, 2023 and, at that time, its operations will be segregated from those of the parent, The Marygold Companies.

Marygold UK

Marygold UK was formed under the laws of England and Wales as a wholly owned subsidiary of The Marygold Companies for the specific purpose of acquiring existing operating companies in the financial services sector of the U.K.  On June 20, 2022, Marygold UK entered into a Variation Agreement providing for a revised schedule of payments which shall be paid by Marygold UK to the Seller, as described therein (the “Variation Agreement”) and simultaneously therewith, Marygold UK completed the acquisition of Tiger Financial and Asset Management Limited ("Tiger"). Prior to June 20, 2022, Marygold UK had no operations, and any incidental expenses were consolidated with those of the parent. For the period June 20, 2022 through June 30, 2022, operating income and expenses were de minimis and are combined with those of the parent in our Consolidated Financial Statements and segmented reports where indicated. The business of Marygold UK will be that of Tiger, an asset manager and investment advisor to residents of the U.K. As of June 30, 2022, Tiger has approximately £42 million in assets under management. Tiger earns revenues as a percentage of the assets under management. At this level of assets under management, Tiger is nominally cash flow breakeven. Although assets under management have been stable and consistent over the prior 5-year period, management expects to be able to increase the level through a concentrated sales effort, however there is no assurance that such effort will be successful or that assets under management will not decline from their present level. Marygold UK is also planning to introduce the Marygold fintech app to its customers and, more broadly, to the population of the U.K. as the mobile app finalizes its commercial launch in the U.S. and banking relationships are established in the U.K. There is no scheduled timeline for this launch, nor can assurances be made that the product will be widely or well received by the target customer base. Marygold UK employs 3 persons full time in the U.K.

Available Information

We maintain a website at www.themarygoldcompanies.com. We make available free of charge on or through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The information on our website is not incorporated by reference in this annual report on Form 10-K.  In addition, the U.S. Securities and Exchange Commission ("SEC") maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access The Marygold Companies' SEC filings.

Controlled Company Status

Pursuant to a voting agreement, (the “Voting Agreement”), Nicholas Gerber and Scott Schoenberger, through their respective trusts, will represent 22,948,008, or 56.84% of the Voting Stock with respect to matters that may have a material impact on Company strategy and shareholder rights. Because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by Messrs. Gerber and Schoenberger, we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating and governance committee composed entirely of independent directors.

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

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the Company. Public health crises caused by the COVID-19 outbreak may exacerbate other preexisting political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on the Company and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time and could result in significant and continued declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could disrupt the operations of the Company's service providers, adversely affect the Company's stock price, and negatively impact the Company's performance and your investment in the Company. The extent to which COVID-19 will affect the Company and its’ service providers will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

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

Risks Related to our Business and Structure

The Marygold Companies is a holding company and its only material assets are its cash in hand, equity interests in its operating subsidiaries and its other investments. As a result, The Marygold Companies’ principal source of cash flow is distributions from its subsidiaries and its subsidiaries may be limited by law and by contract in making distributions to The Marygold Companies.

As a holding company, The Marygold Companies’ assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments.

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

Major capital allocation decisions and investment decisions are made by Chief Executive Officer and Chairman of the Board of Directors, Nicholas Gerber, with consultation from key personnel, from our management team and the executive management teams from our subsidiaries. The executive management teams that lead the Company and our subsidiaries are also highly experienced and possess extensive skills in their industry. If Mr. Gerber were to become unavailable, there could be a material adverse impact on our operations. However, the Company’s Board of Directors have the power and authority to fill a vacancy left by Mr. Gerber. The ability to retain key personnel is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing officers and senior employees and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our operations and negatively impact our financial condition or results of operations of our businesses and could hinder the ability of our business and our subsidiaries to effectively compete in the various industries in which we operate.

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

We derive a substantial portion of our revenues from our USCF Investments subsidiary, as a result, our operating results are particularly exposed to investor sentiment toward investing in the ETPs and ETFs sponsored by USCF and advised by USCF Advisers.

For the years ended June 30, 2022 and 2021, approximately 63% of our revenues were derived from USCF Investments operations, which consists of the management of ETPs and ETFs by USCF and USCF Advisers.  As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the assets under management of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the assets under management in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

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

The stock market may routinely experience periods of large or extreme volatility. In some instances, this volatility is unrelated or disproportionate to the operating performance of particular companies.

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

●	changes in general economic or market conditions or trends in our industry or markets;
future issuances or sales or purchases of our common stock or other securities;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC; and
●	changes in senior management or other key personnel.

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

Risks Related to Our Controlled Company Election and Status

We are a “controlled company” within the meaning of the NYSE American rules and rely on exemptions from various corporate governance requirements that provide protection to stockholders of other companies.

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned or controlled by Messrs. Gerber and Schoenberger. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

●	A majority of the Company’s Board of Directors consist of independent directors;
●	the Company has a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the Company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors.

The Company may elect in the future to use certain of these controlled company exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. Although we may rely on NYSE American’s controlled company exemptions in the future, we currently have an independent board, nomination and governance committee and compensation committee. If the makeup of one or more of our board, nomination and governance committee or compensation committee changes such that we no longer comply with the independence standard of the NYSE American guidelines, then our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American rules.

The Company’s CEO, through the Gerber Trust, controls a significant percentage of our common stock, and may exert significant control over matters subject to stockholder approval as well as heightened voting power at the board level, preventing other stockholders and new investors from influencing significant corporate decisions.

Mr. Nicholas D. Gerber, the President and Chief Executive Officer of the Company and Chairman of the Board of the Company, is the beneficial owner of approximately 18,250,015 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing approximately 45.21% of our total issued and outstanding Common Stock (giving effect to the conversion of all Series B Preferred Stock). Mr. Gerber’s Common Stock is held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”). Nicholas Gerber and Melinda Gerber serve as trustees of the Gerber Trust; As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of Common Stock beneficially owned or controlled by Mr. Gerber.

Mr. Scott Schoenberger is a member of the Board of the Company. Mr. Schoenberger’s shares of Common Stock are held by the Schoenberger Family Trust (the “Schoenberger Trust”). Mr. Schoenberger serves as the sole trustee of the Schoenberger Trust; As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares. Shares of our Common Stock held by Schoenberger Trust total 4,697,993 shares, representing 11.64% of the outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

Additionally, pursuant to a voting agreement, (the “Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of Voting Stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger will represent 22,948,008, or 56.84% of the Voting Stock with respect to matters that may have a material impact on Company strategy and shareholder rights.

In addition, pursuant to the Company’s Bylaws, Directors have voting power equivalent to their percentage of total Share ownership, multiplied by the number of directors then on the board of directors, rounded to the nearest whole number, with no Director holding less than one vote. As a result of Mr. Gerber’s ownership of Company Shares, Mr. Gerber has a relatively higher number of votes relative to other directors, in proportion to Mr. Gerber’s ownership interest in the Company.

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

Facilities

Administrative offices are co-located in the facility leased by our subsidiary, Original Sprout, whose mailing address is 120 Calle Iglesia, San Clemente, California 92672. Our wholly-owned subsidiary, Brigadier, owns its land and buildings in Saskatoon and rents facilities in Regina, Canada. Our wholly-owned subsidiary, Gourmet Foods, rents facilities in Tauranga and in Napier, New Zealand. Our wholly-owned subsidiary, USCF Investments, leases office space in Walnut Creek, California. Our wholly-owned subsidiary Marygold UK rents office space in Croydon, England. We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below there are no pending legal proceedings against the Company. USCF is an indirect wholly owned subsidiary of the Company.  USCF, as the general partner of USO and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

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

USCF and USO intend to vigorously contest such claims and have moved for their dismissal.

Settlement of SEC and CFTC Investigations

On November 8, 2021, one of The Marygold Companies, Inc.’s (the “Company”) indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC, as detailed below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

Our Common Stock presently trades on the New York Stock Exchange ("NYSE")-American. The high and low bid prices, as reported by NYSE American, are as follows for fiscal years ended June 30, 2022 and 2021. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
	Calendar 2020
3rd Quarter	$1.00	$0.70
4th Quarter	$1.55	$0.71

	Calendar 2021
1st Quarter	$3.20	$1.27
2nd Quarter	$3.20	$1.90
3rd Quarter	$4.78	$1.75
4th Quarter	$3.96	$2.60

	Calendar 2022
1st Quarter	$7.11	$1.77
2nd Quarter	$2.30	$0.97

Holders

On September 27, 2022, there were approximately 358 registered holders of record of our common stock.

Dividends

We have declared no dividends for the current year, nor do we expect to in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. Under Nevada law, a company - such as our company - can pay dividends only

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

Recent Sales of Unregistered Securities; Shares Issued for Services; Outstanding Stock Options

On January 15, 2021, the Company issued 73,440 shares of unregistered common stock in the conversion of 3,672 shares of our Series B Voting Convertible Preferred Stock. The conversion of the preferred stock was non-dilutive as total voting shares remained unchanged. The Company neither sold or issued any other unregistered shares of any class of stock within the last two years up to and including June 30, 2022. On August 25, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (the "Plan") and had not issued any awards under the Plan as of June 30, 2022 (see Note 17, Subsequent Events).

ITEM 6.	SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Annual Report on Form 10-K. See “Consolidated Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Special Note Regarding Forward Looking Statements” found on page 4 of this Annual Report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Introduction

The Marygold Companies, Inc. (“The Marygold Companies” or the “Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

USCF Investments, Inc. (“USCF Investments”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, ( collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of June 30, 2022, and estimated to launch commercial services in the coming fiscal year. Through June 30, 2021, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Operations began on June 20, 2022.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principals ("US GAAP" or "GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from those estimates.

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

Foreign Subsidiaries

We currently have three wholly-owned subsidiaries that are domiciled in foreign countries. In the future we may acquire additional foreign subsidiaries. The financial statements of our foreign subsidiaries are kept in accordance with their respective local jurisdictions and require adjustment in order to conform to U.S. GAAP. Additionally, local currencies of these subsidiaries require conversion to our US dollar in accordance with ASC 830, Foreign Currency Matters. Due to changing currency translation rates, the value of our assets and liabilities held in foreign jurisdictions are inherently volatile in nature and may vary significantly despite our use of averages and estimates.

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

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout has found it necessary to alter its approach through domestic distribution channels. Due to the effects of the COVID-19 pandemic on consumer shopping habits, many domestic distributors have found it advantageous to sell direct to consumers online, thus becoming retailers in lieu of distributors. The result has been an erosion of profit margins and a fragmented sales channel which have slowed the product roll out plans of Original Sprout. They are in the final stages of correcting this situation and, in spite of incurring losses as a result, expect to realize significant growth in sales volume and profits in the coming fiscal year. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and partnering with local telecoms and contractors. Similarly, we expect Gourmet Foods to be operating more efficiently as low margin products are eliminated, new channels to market are established, and the printing and sale of food wrappers by their subsidiary, Printstock, continue to improve. USCF Investments will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector through its development stage subsidiary Marygold and Co. To augment that effort, the Company established a subsidiary in England, Marygold UK, who acquired a registered UK investment advisor, Tiger Financial and Asset Management (“Tiger”). We hope to leverage the client list, industry experience, and banking relationships of Tiger to project our Marygold & Co fintech offerings in the UK during the coming fiscal year. In a more general sense, the Company is characterizing its business in two categories: 1) financial services and 2) other consumer-based operating units. The purpose is to isolate the cyclical, and sometimes volatile, nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation,
●	increase our revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses.
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through adoption of standards used by all subsidiaries on a consistent basis,
●	strategically pursue additional company acquisitions, and
●	launch of services by Marygold & Co., Marygold UK, and Marygold & Co. Advisory Services LLC, and the creation of new corporate entities as focused subsidiary holdings.

Results of Operations

For the Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021

Revenue and Operating Income

Consolidated revenue for the year ended June 30, 2022 was $37.8 million representing a $2.1 million decrease from the prior year revenue of $39.9 million. The decrease in consolidated revenues is primarily attributed to the decrease in annual revenues of USCF Investments. USCF Investments' average Assets Under Management ("AUM") for the year ended June 30, 2022 was lower than that of 2021, which resulted in a revenue decrease of approximately $1.3 million. The other subsidiaries combined for a total decrease in revenues of approximately $740 thousand, in part due to a loss in currency translation between the New Zealand dollar the U.S. dollar. The Marygold Companies produced an operating income for the year ended June 30, 2022 of $2.4 million as compared to $7.4 million for the year ended June 30, 2021. This represents a decrease in operating income of $5.0 million for the year ended June 30, 2022 when compared to the year ended June 30, 2021 or approximately 125%. Apart from the $2.1 million decline in revenues, the difference in operating income is attributed to the expenses incurred by our subsidiary, Marygold & Co., in development of its mobile fintech app, which amounted to approximately $3.1 million, and a legal settlement of $2.5 million incurred by our USCF Investments subsidiary.

Other Income (Expenses)

Other (expense) income for the years ended June 30, 2022 and 2021 were ($22) thousand and $216 thousand, respectively, resulting in income before income tax of $2.4 million and $7.6 million, respectively.

Income Tax

Provision for income tax for the years ended June 30, 2022 and 2021 are $1.2 million and $1.8 million, respectively, primarily attributable to our United States operations through our USCF Investments subsidiary. Income tax expense recorded at The Marygold Companies level totaled $1.1 million for the year ended June 30, 2022, while a tax expense of $1.5 million was recorded for the year ended June 30, 2021. The remaining income tax expense was recorded at the subsidiary level during the years ended June 30, 2022 and 2021.

Net Income

Overall, the net income between the year ended June 30, 2022 as compared to the year ended June 30, 2021 decreased by approximately $4.8 million, or approximately 83%, to approximately $1.1 million. The decrease in net income for the year ended June 30, 2022 was primarily attributable to lower fund management revenue from USCF Investments due to a lower amount of AUM coupled with approximately $3 million expensed in Marygold for the mobile fintech app development costs and legal settlement cost of $2.5 million.

Comprehensive Income

After giving consideration to currency translation loss of approximately $0.4 million our comprehensive income for the year ended June 30, 2022 was $0.8 million as compared to the year ended June 30, 2021 where there was a currency translation gain of $0.3 million which resulted in comprehensive income of $6.2 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in the U.K., New Zealand and Canada.

Investment Fund Management - USCF Investments

USCF Investments was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a large cap value equity fund registered  under the Investment Company Act of 1940, as amended (the “1940 Act”). In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) as an open-end management investment company registered under the 1940 Act. The Trust is authorized to have multiple segregated series or portfolios. USCF Investments owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  USCF Investments operates through USCF and USCF Advisers, which collectively operate twelve exchange-traded products (“ETPs”) and exchange traded funds (“ETFs”), regulated by the 1940 Act and 1933 Act, and listed on the NYSE Arca, Inc. (“NYSE Arca”) with a total of approximately $4.9 billion assets under management as of June 30, 2022. USCF Investments and subsidiaries USCF and USCF Advisers are collectively referred to as “USCF Investments” hereafter.

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

USCF Advisers as adviser for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021
USCF Gold Strategy Plus Income Fund ("GLDX")	Fund launched November 2021
USCF Dividend Income Fund ("UDI")	Fund launched June 2022

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

For the Year Ended June 30, 2022, Compared to the Year Ended June 30, 2021

Revenue

Average AUM for the year ended June 30, 2022 was at $4.4 billion, as compared to approximately $4.9 billion from the year ended June 30, 2021 primarily due to a decrease in AUM at USO, BNO and USL. As a result, the revenues from management and advisory fees decreased by approximately $1.4 million, or 5%, to $23.8 million for the year ended June 30, 2022 as compared to the year ended June 30, 2021 where revenues from management and advisory fees totaled $25.2 million.

Expenses

USCF Investments’ total operating expenses for the year ended June 30, 2022 increased by $1.5 million, after recording the $2.5 million Wells Notice payment, to $16.7 million, or approximately 10%, from $15.2 million for the year ended June 30, 2021. Variable expenses, as described above, increased by $0.8 million over the respective twelve-month period due to higher AUM for UMI and USCI during the fiscal year which resulted in higher sub-advisory fees, partially offset by lower marketing and distribution expenses and other variable costs from other funds with lower average AUM during the fiscal year. General and Administrative expenses decreased $1.3 million to $2.1 million for the year ended June 30, 2022 from $3.4 million for the year ended June 30, 2021 due to a $0.8 million decrease in expense waivers as a result of eliminating expense waivers for BNO, UGA and CPER in May 2021 along with a $0.5 million decrease in legal and professional expenses. Total marketing expenses decreased $0.1 million to $2.5 million for the year ended June 30, 2022 as compared to the prior year period due to a decrease in marketing distribution costs as a result of lower overall AUM, partially offset by increases in advertising and marketing conferences. Other Operating expenses increased by $0.9 million primarily due to higher sub-adviser fees as result of higher AUM for UMI and USCI, partially offset by lower fund administration expense due to lower average AUM from other funds. Employee Salaries and Compensation expenses were approximately $4.9 million and $5.4 million, a decrease of $0.5 million, for the years ended June 30, 2022 and June 30, 2021, respectively, primarily due to moving three employees to The Marygold Companies parent to better align functions and the related expense across the entities.

Income

Income before income taxes for the year ended June 30, 2022 decreased $2.9 million to $7.1 million from $10.0 million for the year ended June 30, 2021 due to a $1.4 million decrease in revenue as a result of lower AUM, a $1.5 million  increase in operating expenses, and after recording the $2.5 million legal settlement expense.

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

For the Year Ended June 30, 2022, Compared to the Year Ended June 30, 2021

Revenue

Net revenues for the year ended June 30, 2022 were $7.9 million with cost of goods sold of $5.9 million resulting in a gross profit of $2.0 million, or approximately 25% gross margin, as compared to the year ended June 30, 2021 where net revenues were $8.3 million and cost of goods sold were $5.7 million producing a gross profit of $2.6 million, or approximately 31% gross margin. The decrease in revenues is attributed to the decline of the New Zealand dollar against the U.S. dollar coupled with the effects of the ongoing COVID-19 pandemic on consumer shopping habits, shipping costs and ingredient availability.

Expenses

General, administrative and selling expenses, including wages and marketing, for the year ended June 30, 2022 and 2021 were $1.6 million and $1.7 million, respectively, producing operating income of $0.4 million and $0.8 million, respectively, or approximately 4% net operating profit for the year ended June 30, 2022 and 10% for the year ended June 30, 2021. The depreciation expense and other income (expense) totaled approximately ($29) thousand for the year ended June 30, 2022 as compared to ($157) thousand for the year ended June 30, 2021.

Income

Income for the year ended June 30, 2022, after income tax of $0.1 million, resulted in net income of approximately $0.3 million as compared to a net income of $0.5 million for the year ended June 30, 2021.

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

For the Year Ended June 30, 2022, Compared to the Year Ended June 30, 2021

Revenue

Net revenues for the year ended June 30, 2022 were $2.5 million with cost of goods sold of approximately $1.2 million, resulting in a gross profit of approximately $1.3 million with a gross margin of approximately 54% as compared to the year ended June 30, 2021 where net revenues were approximately $2.7 million with cost of goods sold of $1.3 million and a gross profit of $1.4 million, or approximately 53% gross margin.

Expenses

General, administrative and selling expenses for the year ended June 30, 2022 were $1.1 million producing an operating profit of $0.2 million or approximately 10% operating profit margin as compared to the year ended June 30, 2021 where general, administrative and selling expenses were $1.2 million producing an operating profit of $0.2 million, or approximately 11% operating profit margin.

Income

Other income (expense) comprised of rental income, commission income, gain on sale of assets, and income tax totaling approximately $12 thousand for the year ended June 30, 2022 resulted in income after income taxes of approximately $0.3 million as compared to income after income taxes of approximately $0.3 million for the year ended June 30, 2021 with expenses totaling approximately ($6) thousand.

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

For the Year Ended June 30, 2022, Compared to the Year Ended June 30, 2021

Revenue

Net revenues for the year ended June 30, 2022 were $3.5 million with cost of goods sold of approximately $2.1 million resulting in a gross profit of approximately $1.4 million and a gross margin of approximately 41% compared to the year ended June 30, 2021 were net revenues totaled $3.8 million with cost of goods sold of approximately $2.3 million resulting in a gross profit of approximately $1.5 million and a gross margin of approximately 40%.

Expenses

General, administrative and selling expenses for the years ended June 30, 2022 and 2021 were approximately $1.6 million and $1.5 million, respectively, resulting in operating (losses) of approximately ($193) thousand and ($210) thousand, respectively.

Income

After consideration given to income tax provision and other income of $5 thousand and $27 thousand, respectively, the net (loss) for the years ended June 30, 2022 and 2021 was approximately ($188) thousand and ($192) thousand, respectively.

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

As of June 30, 2022, we had $12.9 million of cash and cash equivalents on a consolidated basis as compared to $16.1 million as of June 30, 2021. The decrease in cash was primarily due to the continuing investment in the development of the mobile fintech app by Marygold and the $2.5 million legal settlement expense.

During the past five fiscal years combined, The Marygold Companies has invested an aggregate of approximately $6.6 million in cash towards purchasing and assimilating Printstock within Gourmet Foods, and adding the Original Sprout assets into the The Marygold Companies group of companies as well as forming a new U.K. limited company, Marygold UK, and funding it with enough capital to pay approximately $1.8 million in cash towards the $2.9 million purchase price of its subsidiary, Tiger. We have also invested approximately $6.1 million in the development of Fintech applications through our development stage subsidiary, Marygold. Despite these cash investments and expenses, our working capital position remains strong at $20 million. While The Marygold Companies intends to maintain and improve its revenue stream from wholly owned subsidiaries, The Marygold Companies continues to pursue acquisitions of other profitable companies which meet its target profile. Provided The Marygold Companies’ subsidiaries continue to operate as they are presently, and are projected to operate, The Marygold Companies has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

Lease Liability

In relation to the adoption of ASC 842, the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $1,404,880 and $1,120,631 as of June 30, 2022 and June 30, 2021, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 14 for further analysis of this obligation.

Borrowings

As of June 30, 2022, we had $0.4 million of third-party indebtedness on a consolidated basis as compared to $1.0 million of third-party and related-party indebtedness as of June 30, 2021. Approximately US$365,429 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of June 30, 2021 is CD$19,509 (approximately US$15,135) and the long term principal amount due is CD$451,506 (approximately US$350,293). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the year ended June 30, 2022 and 2021 was US$15,742 and US$16,078, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, on December 21, 2021 entered into a finance lease agreement related to a solar energy system. The present value of the leased asset is included on the Consolidated Balance Sheets with property, plant and equipment as US$138,030. The solar assets are amortized over a life span of 10 years with monthly payments, including GST, totaling $12,488 for the year ended June 30, 2022.

The Marygold Companies, without inclusion of its subsidiary companies, as of June 30, 2022, has no debt whereas on June 30, 2021 the Company had $0.6 million of related-party indebtedness.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of June 30, 2022 and June 30, 2021, USCF Investments held an initial investment position of $1.3 million and $0, respectively,  in one of its 40 Act funds, GLDX. This investment along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during the years ended June 30, 2022 and 2021.

Off-Balance Sheet Arrangements

At June 30, 2022, and as of September 27, 2022, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

To the Board of Directors and
Stockholders of The Marygold Companies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Marygold Companies, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

As described in Note 15, Commitments and Contingencies, of the consolidated financial statements, the Company is party to various legal proceedings and regulatory inquiries. The Company discloses the legal proceedings and that no accrual has been recorded with respect to them as of June 30, 2022. The Company further discloses that it is currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters, and that it is reasonably possible that this estimate will change in the near term. The Company discloses that an adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows. Auditing the Company’s accounting for, and disclosure of, loss contingencies related to the various legal proceedings was especially challenging due to the significant judgement required to evaluate management’s assessment of the likelihood of a loss, and of the potential amount or range of such loss.

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

San Francisco, California September 28, 2022

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,915,620	$16,072,955
Accounts receivable, net	959,350	1,070,541
Accounts receivable - related parties	2,230,874	2,038,054
Inventories	2,200,742	1,951,792
Prepaid income tax and tax receivable	1,166,318	747,343
Investments, at fair value	5,065,931	1,828,926
Other current assets	699,547	399,524
Total current assets	25,238,382	24,109,135

Restricted cash	1,013,279	13,989
Property, plant and equipment, net	1,391,894	1,573,445
Operating lease right-of-use asset	1,357,686	1,058,199
Goodwill	2,307,202	1,043,473
Intangible assets, net	2,708,896	2,341,803
Deferred tax assets, net - United States	753,078	827,476
Other assets, long - term	540,160	540,160
Total assets	$35,310,577	$31,507,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,805,790	$3,862,874
Expense waivers – related parties	70,199	69,684
Operating lease liabilities, current portion	660,957	513,071
Purchase consideration payable	1,237,207	-
Notes payable - related parties	-	603,500
Loans-property and equipment, current portion	33,496	15,094
Total current liabilities	4,807,649	5,064,223

LONG-TERM LIABILITIES
Loans-property and equipment, net of current portion	459,178	379,804
Operating lease liabilities, net of current portion	743,923	607,560
Deferred tax liabilities, net - foreign	260,553	169,429
Total long-term liabilities	1,463,654	1,156,793
Total liabilities	6,271,303	6,221,016

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 49,360 shares issued and outstanding at June 30, 2022 and at June 30, 2021	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 39,383,459 shares issued and outstanding at June 30, 2022 and 37,485,959 at June 30, 2021	39,384	37,486
Additional paid-in capital	12,313,205	9,330,843
Accumulated other comprehensive (loss) income	(234,790)	142,581
Retained earnings	16,921,426	15,775,705
Total stockholders' equity	29,039,274	25,286,664
Total liabilities and stockholders' equity	$35,310,577	$31,507,680

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021

Net revenue
Fund management - related party	$23,835,348	$25,169,182
Food products	7,930,888	8,263,267
Security systems	2,533,098	2,715,487
Beauty products and other	3,529,789	3,756,512
Net revenue	37,829,123	39,904,448

Cost of revenue	9,194,783	9,290,616

Gross profit	28,634,340	30,613,832

Operating expense
Salaries and compensation	8,812,081	8,843,618
General and administrative expense	6,794,645	7,140,870
Fund operations	4,600,535	3,658,593
Marketing and advertising	2,985,659	2,952,295
Legal settlement	2,500,000	-
Depreciation and amortization	561,019	599,979
Total operating expenses	26,253,939	23,195,355

Income from operations	2,380,401	7,418,477

Other income (expense):
Interest and dividend income	35,357	28,823
Interest expense	(31,512)	(40,375)
Other (expense) income, net	(26,125)	227,976
Total other (expense) income, net	(22,280)	216,424

Income before income taxes	2,358,121	7,634,901

Provision of income taxes	(1,212,400)	(1,785,458)

Net income	$1,145,721	$5,849,443

Weighted average shares
Basic and diluted	39,034,611	38,473,159

Net income per share
Basic and diluted	$0.03	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021

Net income	$1,145,721	$5,849,443

Other comprehensive income:
Foreign currency translation (loss) gain	(377,371)	287,325
Comprehensive income	$768,350	$6,136,768

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Convertible Preferred Stock
	(Series B)		Common Stock
						Accumulated
					Additional	Other		Total
	Number of		Number of	Par	Paid - in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Value	Capital	(Loss) Income	Earnings	Equity
Balance at July 1, 2020	53,032	$53	37,412,519	$37,413	$9,330,912	$(144,744)	$9,926,262	$19,149,896
Gain on currency translation	-	-	-	-	-	287,325	-	287,325
Conversion of preferred stock to common stock	(3,672)	(4)	73,440	73	(69)	-	-	-
Net income	-	-	-	-	-	-	5,849,443	5,849,443
Balance at June 30, 2021	49,360	49	37,485,959	37,486	9,330,843	142,581	15,775,705	25,286,664
Loss on currency translation	-	-	-	-	-	(377,371)	-	(377,371)
Issuance of common stock in public offering, net of issuance costs $549,090	-	-	1,897,500	1,898	2,982,362	-	-	2,984,260
Net income	-	-	-	-	-	-	1,145,721	1,145,721
Balance at June 30, 2022	49,360	$49	39,383,459	$39,384	$12,313,205	$(234,790)	$16,921,426	$29,039,274

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,145,721	$5,849,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561,019	599,979
Deferred taxes	51,689	(19,092)
Bad debt expense	4,350	9,753
Inventory provision	10,509	65,021
Unrealized gain on investments	(28,474)	(582)
(Gain) loss on disposal of equipment	(17,455)	18,813
Operating lease right of use asset - non-cash lease cost	764,311	614,506

(Increase) decrease in operating assets:
Accounts receivable, net	44,356	(306,596)
Accounts receivable - related party	(192,820)	572,863
Prepaid income taxes and tax receivable	(431,005)	114,083
Inventories	(379,905)	(787,081)
Other current assets	(287,750)	223,590
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,048,279)	978,726
Operating lease liabilities	(777,082)	(361,823)
Expense waivers - related party	515	(352,207)
Net cash (used in) provided by operating activities	(580,300)	7,219,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business, net	(508,851)	(1,115,545)
Purchase of property, plant and equipment	(44,041)	(77,721)
Proceeds from sale of property, plant and equipment	31,612	-
Proceeds from sale of investments	508,122	-
Purchase of investments	(3,712,250)	(7,827)
Net cash used in investing activities	(3,725,408)	(1,201,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock, net	2,984,260	-
Repayment of related party loans	(603,500)	-
Repayment of property and equipment loans	(41,884)	(28,434)
Net cash provided by (used in) financing activities	2,338,876	(28,434)

Effect of exchange rate change on cash, cash equivalents and restricted cash	(191,213)	271,033

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,158,045)	6,260,902

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	16,086,944	9,826,042

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$13,928,899	$16,086,944

Cash and cash equivalents	$12,915,620	$16,072,955
Restricted cash	1,013,279	13,989
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$13,928,899	$16,086,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$16,401	$16,095
Income taxes paid, net	$1,704,970	$1,688,781

NON CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of business acquisition deposit	$-	$122,111
Purchase consideration payable	$1,237,207	$-
Fair value of warrants of common stock issued to underwriters	$132,000	$-
Acquistion of equipment through finance lease liability	$150,625	$-
Establishment of operating right-of-use assets through operating lease obligations	$1,057,965	$730,741

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (the “Company” or “The Marygold Companies”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, is still in the development stage as of June 30, 2022, and is estimated to launch commercial services within the current calendar year. Through June 30, 2022, expenditures have been limited to developing the business model and the associated application development. The expenses of Marygold have been included with those of the Company for purposes of segmented reporting.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Operations began on June 20, 2022.

The Marygold Companies manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by The Marygold Companies’ management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. The Marygold Companies’ corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. The Marygold Companies’ corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements, which are referred herein as the “Financial Statements”, include the accounts of The Marygold Companies and its wholly-owned subsidiaries, USCF Investments, Gourmet Foods, Brigadier, Original Sprout, Marygold and Marygold UK are presented on a consolidated basis.

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

Cash and Cash Equivalents

Cash and cash equivalents includes all cash and highly liquid debt instruments with original maturities of three months or less on the date of purchase. The Company maintains its cash and cash equivalents in financial institutions in the United States, United Kingdom, Canada, and New Zealand. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, accounts in Canada are insured by the Canada Deposit Insurance Corporation up to CD$100,000 per depositor and accounts in the United Kingdom are insured by the Financial Services Compensation Scheme up to £85,000. Accounts in New Zealand are uninsured. The Company has, at times, held deposits in excess of insured amounts, but the Company does not expect any losses in such accounts.

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods, and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022 and June 30, 2021, the Company had $4,350 and $15,499, respectively, reserved for doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of June 30, 2022 and June 30, 2021, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

The Marygold Companies, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had no revenues and no significant transactions for the years ended June 30, 2022 and 2021. Any transactions that did occur were combined with those of The Marygold Companies. Marygold UK began operations through its newly acquired subsidiary, Tiger, on June 20, 2022 and had no significant transactions for the year ended June 30, 2022.

For our subsidiary, USCF Investments, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated 12 month revenues and accounts receivable – related parties as of June 30, 2022 and June 30, 2021 as depicted below.

	Year ended June 30, 2022		Year ended June 30, 2021
	Revenue		Revenue
Fund
USO	$12,634,794	53%	$16,361,870	65%
BNO	2,074,177	9%	2,665,589	11%
UNG	2,380,912	10%	2,054,047	8%
USCI	2,266,692	10%	1,176,094	5%
All Others	4,478,773	18%	2,911,582	11%
Total	$23,835,348	100%	$25,169,182	100%

	June 30, 2022		June 30, 2021
	Accounts Receivable		Accounts Receivable
Fund
USO	$1,101,495	49%	$1,156,691	57%
BNO	192,208	9%	196,713	10%
USCI	270,796	12%	141,346	7%
UNG	249,638	11%	130,543	6%
All Others	416,737	19%	412,761	20%
Total	$2,230,874	100%	$2,038,054	100%

The Marygold Companies, through Gourmet Foods, and following the acquisition of Printstock Products Limited on July 1, 2020, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. While these major groups are comprised of different customers and supply chains, we consider the consolidation of Gourmet Foods with Printstock to be within the food industry as Printstock only supplies the food industry manufacturers, some of which are competitors to Gourmet Foods, and the inclusion of Printstock to the Gourmet Foods operations does not extend its presence beyond the food industry. Therefore, for the purpose of segment reporting (Note 15), both revenue streams are considered part of the same "food industry" segment.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the year ended June 30, 2022, Gourmet Foods’ largest customer in the grocery and food industry, who operates through a number of independently branded stores, accounted for approximately 22% of baking sales revenues as compared to 18% for the year ended June 30, 2021. This customer accounted for 25% of the baking accounts receivable at June 30, 2022 as compared to 19% as of June 30, 2021. The second largest customer in the grocery and food industry did not account for significant sales during the years ended June 30, 2022 and 2021. However, this customer did account for 26% and 27% of baking accounts receivable as of June 30, 2022 and 2021, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the years ended June 30, 2022 and 2021 accounted for approximately 50% and 49%, respectively, of baking gross sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ baking accounts receivable, however as a group they collectively accounted for 21% and 22% of baking accounts receivable as of June 30, 2022 and 2021, respectively. A second consortium of gasoline convenience stores accounted for 23% of baking accounts receivable as of June 30, 2022 and June 30, 2021. No single member of this consortium was a significant contributor to Gourmet Foods' sales revenues, but as a group they contributed 8% and 9% of the baking sales revenues for the years ended June 30, 2022 and 2021, respectively.

The third major customer group is independent retailers and cafes, which accounted for the balance of baking gross sales revenue, however no single customer in this group was a significant contributor of baking sales revenues or baking accounts receivable as of and for the years ended June 30, 2022 and 2021.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 37% of the printing sector revenues and 39% of the printing sector accounts receivable as of and for the year ended June 30, 2022 as compared to 33% of printing sector revenues and 40% of printing sector accounts receivable as of and for the year ended June 30, 2021. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the years ended June 30, 2022 and 2021.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 32%, 14% and 13% as compared to 32%, 12% and 12% of Gourmet Foods' consolidated gross revenues for the years ended June 30, 2022 and 2021, respectively. These same customers accounted for 7%, 8% and 26%, respectively, of the consolidated accounts receivable of Gourmet Foods as of June 30, 2022 as compared to 8%, 7%, 26%, respectively, as of June 30, 2021.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company that provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 52% and 49% of the total Brigadier revenues for the years ended June 30, 2022 and June 30, 2021, respectively. The same customer accounted for approximately 31% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2022 and 2021. No other customers were significant for the year ended June 30, 2022, however another customer accounted for 12% of total Brigadier revenues and 39% of accounts receivable as of and for the year ended June 30, 2021.

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

The Marygold Companies, through Original Sprout, sells its products through 3 channels to market: 1) direct sales to end users via online shopping carts, 2) sales through international wholesale distributors who, in turn, sell to other retailers or wholesalers, and 3) to retail stores selling to end users either from the shelf or online.

Original Sprout has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Due to the increase in online sales channels and the discontinuation of most domestic distribution agreements, Original Sprout had 1 significant international distributor for the year ended June 30, 2022 which accounted for 11% of Original Sprout's total revenues as compared to 4% of total revenues for the year ended June 30, 2021. A different domestic customer, who was insignificant for the year ended June 30, 2022, accounted for 12% of sales for the year ended June 30, 2021. Six different customers, none of whom contributed significant sales levels, accounted for 19%, 16%, 15%, 13%, 12%, and 11% of total accounts receivable as of June 30, 2022 as compared to 15%, 30%, 6%, 7%, 17%, and 11%, respectively, as of June 30, 2021.

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

Inventories

Inventories, consisting primarily of; (i) food products, printing supplies, and packaging in New Zealand, (ii) hair and skin care finished products and components in the U.S., (iii) security system hardware in Canada, and (iv) printed debit cards and wearables at Marygold are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended  June 30, 2022 and June 30, 2021, the expense for slow moving or obsolete inventory was $10,509 and $65,021, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold to be launched during the coming fiscal year, and the U.K. regulatory certification acquired by Marygold UK in the Tiger purchase transaction. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that an indefinite intangible asset is impaired, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the years ended June 30, 2022 and 2021.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the years ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the years ended June 30, 2022 and 2021.

Investments and Fair Value of Financial Instruments

Equity securities included in short-term investments are classified as available-for-sale securities and debt securities are classified as trading securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) which is included as part of other (expense) income. The Company values its investments in accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds in the United States and in the United Kingdom, sales of gourmet meat pies and printing of food wrappers in New Zealand, sales of security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, the revenue recognition criteria described below are met at the time the product is shipped, the subscription period commences, or the management services are provided. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocating the transaction price to the performance obligations in the contract

5. Recognizing revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Consolidated Statements of Income, which for the years ended June 30, 2022 and 2021, were approximately $399,322 and $723,456, or approximately 16% and 27%, respectively, of the total security system revenues. These revenues for the year ended June 30, 2022 account for approximately 1% of total consolidated revenues as compared to 2% for the year ended June 30, 2021. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2022 and 2021 were approximately $3.0 million and $3.0 million, respectively.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency, and the accounts of Marygold UK use the Great Britain pound as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity's functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the years ended June 30, 2022 and 2021 a determination was made that no adjustments were necessary.

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

Basic and diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2022
	Net Income	Shares	Per Share
Basic and diluted income per share:
Net income available to common shareholders	$1,116,745	38,047,411	$0.03
Net income available to preferred shareholders	28,976	987,200	$0.03
Basic and diluted income per share	$1,145,721	39,034,611	$0.03

	For the year ended June 30, 2021
	Net Income	Shares	Per Share
Basic and diluted income per share:
Net income available to common shareholders	$5,693,262	37,445,919	$0.15
Net income available to preferred shareholders	156,181	1,027,240	$0.15
Basic and diluted income per share	$5,849,443	38,473,159	$0.15

NOTE 4.	INVENTORIES

Inventories for Marygold, Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	June 30, 2022	June 30, 2021
Raw materials	$1,273,581	$942,911
Supplies and packing materials	195,207	193,322
Finished goods	731,954	815,559
Total inventories	$2,200,742	$1,951,792

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Plant and equipment	$1,905,921	$2,147,617
Furniture and office equipment	254,616	246,697
Land and buildings	590,662	613,891
Vehicles	363,295	412,681
Solar energy system	138,030	-
Total property and equipment, gross	3,252,524	3,420,886
Accumulated depreciation	(1,860,630)	(1,847,441)
Total property and equipment, net	$1,391,894	$1,573,445

For the years ended June 30, 2022 and 2021, depreciation expense for property, plant and equipment totaled $243,295 and $265,531, respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
Customer relationships	$1,363,935	$777,375
Brand name	1,297,789	1,199,965
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Internally developed software	217,990	217,990
Non-compete agreement	274,982	274,982
Total	4,413,210	3,728,826
Less : accumulated amortization	(1,704,314)	(1,387,023)
Net intangibles	$2,708,896	$2,341,803

CUSTOMER RELATIONSHIP

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired customer relationships was estimated to be $434,099 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired customer relationships was determined to be $200,000 and is amortized over the remaining useful life of 7 years. On July 1, 2020, our wholly-owned subsidiary, Gourmet Foods, acquired Printstock Products Limited. The fair value of the acquired customer relationships was estimated to be $77,123 and is amortized over a useful life of 9 years. On June 20, 2022 our wholly-owned subsidiary, Marygold UK, acquired Tiger Financial and Asset Management Limited. The fair value of the acquired customer relationships was estimated to be $587,328 and is amortized over a useful life of 7 years.

	June 30, 2022	June 30, 2021
Customer relationships	$1,363,935	$777,375
Less: accumulated amortization	(458,550)	(369,471)
Total customer relationships, net	$905,385	$407,904

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will continue to be associated with the product offering unless and until such time in the future as the Company may elect to discontinue the use of the brand and move towards establishment of an alternative product offering. On July 1, 2020, our wholly-owned subsidiary, Gourmet Foods, acquired Printstock Products Limited. The fair value of the brand name was determined to be $57,842 and, like that of Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment of the brand names "Original Sprout" and "Printstock" at each reporting interval with no amortization recognized. On June 20, 2022 our wholly-owned subsidiary, Marygold UK, acquired Tiger Financial and Asset Management Limited. The fair value of the acquired trade name, $24,456, together with is regulatory business certification, $73,368, totaled $97,824 and, like those of Printstock and Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment at each reporting interval with no amortization recognized.

	June 30, 2022	June 30, 2021
Brand name	$1,297,789	$1,199,965
Less: accumulated amortization	(249,831)	(209,620)
Total brand name, net	$1,047,958	$990,345

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

	June 30, 2022	June 30, 2021
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(36,913)
Total brand name, net	$-	$-

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

	June 30, 2022	June 30, 2021
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(701,736)	(551,737)
Total recipes and formulas, net	$519,865	$669,864

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

	June 30, 2022	June 30, 2021
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(257,284)	(219,282)
Total non-compete agreement, net	$17,698	$55,700

INTERNALLY DEVELOPED SOFTWARE

During the first quarter of 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of June 30, 2022 and June 30, 2021, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of June 30, 2022, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the years ended  June 30, 2022 and June 30, 2021 was $317,675 and $334,448, respectively.

Estimated amortization expenses of intangible assets for the next five years ending June 30, are as follows:

Years Ending June 30,	Expense
2023	$378,543
2024	361,226
2025	345,962
2026	234,194
2027	92,417
Thereafter	1,296,554
Total	$2,708,896

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $699,547 as of June 30, 2022 and $399,524 as of June 30, 2021 are comprised of various components as listed below.

	As of June 30, 2022	As of June 30, 2021
Prepaid expenses	$630,285	$373,381
Other current assets	69,262	26,143
Total	$699,547	$399,524

Investments

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting unless the fair value option is elected under Accounting Standards Codification ("ASC") 825, Fair Value Option. As of June 30, 2022 and 2021, the Company owned $1.3 million and $0, respectively, of the USCF Gold Strategy Plus Income Fund ("GLDX"), a related party managed by USCF Advisers, which is included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. The Company recognized unrealized gains of $33 thousand and $0 during the years ended June 30, 2022 and 2021, respectively. In addition to the holdings in GLDX, the Company also invests in marketable securities. As of June 30, 2022 and 2021, the aggregate of such investments were approximately $5.1 million and $1.8 million, respectively.

All of the Company's short-term investments are classified as Level 1 assets as of June 30, 2022 and June 30, 2021. Investments measured at estimated fair value consist of the following as of June 30, 2022 and June 30, 2021:

	As of June 30, 2022
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$1,051,017	$-	$-	$1,051,017
Other short-term investments	271,346	-	(1,919)	269,427
Short-term treasury bills	2,470,020	-	(4,156)	2,465,864
Other equities	1,246,926	32,697	-	1,279,623
Total short-term investments	$5,039,309	$32,697	$(6,075)	$5,065,931

	As of June 30, 2021
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$1,044,748	$5,378	$-	$1,050,126
Other short-term investments	772,981	4,568	-	777,549
Other equities	1,421	-	(170)	1,251
Total short-term investments	$1,819,150	$9,946	$(170)	$1,828,926

During the years ended June 30, 2022 and 2021, there were no transfers between Level 1 and Level 2.

Restricted Cash

At June 30, 2022 and 2021, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$12,486 and US$13,989, respectively after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

At June 30, 2022, Marygold UK had on deposit £823,768 (approximately US$1,000,793) securing deferred purchase price payments due the seller of Tiger. The cash deposit is restricted by covenant from access or withdrawal prior to payment of the remaining deferred purchase price. The Company had no similar deposits at  June 30, 2021.

Long - Term Assets

Other long-term assets totaling $540,160 at June 30, 2022 and $540,160 at June 30, 2021, were attributed to USCF Investments and Original Sprout and consisted of

(i)

$500,000 as of June 30, 2022 and June 30, 2021 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the years ended June 30, 2022 and June 30, 2021;

(ii)	and $40,160 as of June 30, 2022 and $40,160 at June 30, 2021 representing deposits and prepayments of rent.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for June 30, 2022 and 2021 were $2,307,202 and $1,043,473, respectively.

Goodwill is comprised of the following amounts:

	As of June 30, 2022	As of June 30, 2021

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods (1)	275,311	275,311
Goodwill - Brigadier	351,345	351,345
Goodwill - Marygold & Co. (UK) (1)	1,263,729	-
Total	$2,307,202	$1,043,473

(1) Refer to Note 13, Business Combinations, regarding increase in goodwill during the years ended June 30, 2022 and 2021.

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the years ended June 30, 2022 and June 30, 2021.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2022	June 30, 2021
Accounts payable	$2,001,978	$1,672,647
Accrued interest	-	129,596
Taxes payable	196,473	238,020
Accrued payroll, vacation and bonus payable	331,644	1,049,359
Accrued operating expenses	275,695	773,252
Total	$2,805,790	$3,862,874

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Notes payable totaling $600,000 in principal plus $144,000 in accrued interest were repaid to two shareholders as of June 30, 2022, and the Company currently has no notes payable outstanding to related parties. Interest expense for all related party notes for the years ended June 30, 2022 and 2021 was $19,798 and $24,281, respectively. Total accrued interest due related parties was $0 and $129,596 as of June 30, 2022 and 2021, respectively.

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues, totaling $23.8 million and $25.2 million for the years ended June 30, 2022 and 2021, respectively, were earned from these related parties. Accounts receivable, totaling $2.2 million and $2.0 million as of June 30, 2022 and June 30, 2021, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $0.1 million and $0.9 million and fund expense limitation amounts, totaling $0.1 million and $0.1 million, for the years ended June 30, 2022 and 2021, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $0.1 million and $0.1 million as of June 30, 2022 and June 30, 2021, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Consolidated Financial Statements. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. Such investments included GLDX, a related party fund managed by USCF Advisers, and as of June 30, 2022 and June 30, 2021, the investment total was $1.3 million and $0, respectively. The Company owns approximately 40% and 0% of the outstanding shares of this investment as of June 30, 2022 and June 30, 2021, respectively.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of June 30, 2022, Brigadier had an outstanding principal balance of CD$471,015 (approx. US$365,429 translated as of June 30, 2022) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Consolidated Balance Sheets as of June 30, 2022 and June 30, 2021 reflect the amount of the principal balance which is due within twelve months as a current liability of US$15,135 and a long-term liability of US$350,293. Interest on the mortgage loan for the year ended June 30, 2022 and 2021 was US$15,742 and US$16,078, respectively.

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

Underwriter's Warrants

On March 14, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriter’s Warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The Underwriter’s Warrants may be exercised beginning on September 14, 2022, until March 14, 2027. The initial exercise price of each Warrant is $2.40 per share, which represents 120% of the Offering Price. The total fair value of the warrants granted to the Underwriter was $132,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: Risk-free interest rate of 2.10%, expected life of 5 years, dividend yield of 0% and volatility of 117%. As the warrant issuance was for services rendered related to an equity issuance, no expense was recognized during the year ended June 30, 2022 related to the issuance.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series, 5,000,000 designated as Series A, and 45,000,000 designated as Series B. As of June 30, 2022 there are no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. After conversion, there remain 49,360 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2022.

Stock-based Awards - Employees and Vendor Compensation

For the year ending June 30, 2022 the Company's 2021 Omnibus Equity Incentive Plan did not issue any awards and had no awards outstanding. Subsequent to year end the Company issued awards. Refer to Note 17 for details.

There were no shares issued for services during the year ended June 30, 2022 and June 30, 2021.

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

On August 17, 2021, our wholly-owned subsidiary Marygold UK entered into a Stock Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited (“Tiger”), a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom with approximately £42 million in assets under management as of June 20, 2022. The transaction closed on June 20, 2022 with an agreed purchase price of £2,382,372 (translated to US$2,913,164), subject to adjustment as provided for in the SPA. As of June 30, 2022 approximately£1,018,935 remained payable, £18,935 of which is payable within 20 business days of closing, followed by subsequent equal payments of £500,000 due on December 31, 2022 and December 31, 2023, subject to downward adjustment per the terms of the SPA for an amount up to £500,000 should existing clientele close their accounts prior to December 31, 2023. There is no provision for any upward adjustments. As a result, management was able to complete its preliminary purchase price allocation as follows, under the assumption no downward adjustment will take place on December 31, 2023. Included in the allocation are estimated income tax liabilities of approximately US$86,277 pertaining to the operations prior to acquisition, and $113,833 of deferred income tax liabities associated with the value of the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date. Tiger will be operated as a subsidiary of Marygold UK and is expected to be initially cash flow neutral. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services to be offered by Marygold in the U.S. into the U.K. through the established contacts and certifications held by Tiger.

Item	Amount
Cash in bank	$1,159,020
Prepayments/deposits	17,962
Property and equipment	2,922
Intangible assets	684,768
Goodwill	1,263,729
Tax liability	(86,277)
Deferred tax liability	(113,833)
Accounts payable and accrued expenses	(15,127)
Total Purchase Price	$2,913,164

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the year ended June 30, 2022, assumes the acquisition of Tiger had occurred as of July 1, 2021, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Tiger been operated as part of the Company since July 1, 2021. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Year Ended June 30, 2022	Year Ended June 30, 2022
	Actual	Pro Forma
Net revenues	$37,829,123	$38,475,091
Net income	$1,145,721	$1,464,172
Basic and diluted earnings per share	$0.03	$0.04

NOTE 14.	INCOME TAXES

The following table summarizes income before income taxes:

	Years Ended June 30,
	2022	2021
U.S.	$2,067,224	$6,983,223
Foreign	290,897	651,678
Income before income taxes	$2,358,121	$7,634,901

Income Tax Provision

Provision for income tax as listed on the Consolidated Statements of Income for the years ended June 30, 2022 and 2021 are $1,212,400 and $1,785,458, respectively.

Provision for taxes consisted of the following:

	Years Ended June 30,
	2022	2021
U.S. operations	$1,062,895	$1,488,351
Foreign operations	149,505	297,107
Total	$1,212,400	$1,785,458

Provisions for income tax consisted of the following as of the years ended:

For the year ended:	June 30, 2022	June 30, 2021

Current:
Federal	$741,200	$1,426,303
States	242,393	122,052
Foreign	177,118	256,195
Total current	1,160,711	1,804,550
Deferred:
Federal	69,422	(56,397)
States	9,880	(3,607)
Foreign	(27,613)	40,912
Total deferred	51,689	(19,092)
Total	$1,212,400	$1,785,458

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2022 and 2021 are presented below:

For the year ended:	June 30, 2022	June 30, 2021

Deferred tax assets:
Property and equipment and intangible assets - U.S.	$445,629	$469,403
Net operating loss	4,904	14,220
Accruals, reserves and other - U.S.	297,521	336,823
Leasing assets	137,756	245,819
Leasing liabilities	(132,732)	(238,789)
Gross deferred tax assets	753,078	827,476
Less valuation allowance	-	-
Total deferred tax assets	$753,078	$827,476

Deferred tax liabilities:
Intangible assets - foreign	$(237,844)	$(150,878)
Accruals, reserves and other - foreign	(22,709)	(18,551)
Total deferred tax liabilities	$(260,553)	$(169,429)
Total net deferred tax assets	$492,525	$658,047

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.  At present, the Company does believe that it is more likely than not that the deferred tax assets will be realized. The valuation allowance was unchanged during the year ended  June 30, 2022.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The Company has evaluated the provisions of the CARES Act and determined that it did not result in a significant impact on the Company’s tax provision.

Income tax expense (benefit) for the years ended  June 30, 2022 and June 30, 2021 differed from the amounts computed by applying the statutory federal income tax rate of 21.00% to pretax income (loss) as a result of the following:

For the year ended:	June 30, 2022	June 30, 2021

Federal tax expense (benefit) at statutory rate	$495,287	$1,603,764
State income taxes	201,369	92,813
Permanent differences	371,987	17,737
Foreign tax credit	(58,413)	(88,648)
Change in valuation allowance	-	-
Foreign rate differential	202,170	159,792
Total tax expense	$1,212,400	$1,785,458

For the year ended:	June 30, 2022	June 30, 2021

Federal tax expense (benefit) at statutory rate	21.00%	21.00%
State income taxes	8.54%	1.22%
Permanent differences *	20.60%	0.23%
Foreign rate differential	8.57%	2.09%
Foreign tax credit	(2.48)%	(1.16)%
Change in valuation allowance	0%	0%
Total tax expense	56.23%	23.38%

* Substantially all of the permanent differences in during the year ended June 30, 2022 related to the $2,500,000 legal settlement being permanently nondeductible for income taxes.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which includes interest and penalties, for the years ended  June 30, 2022 and 2021 are as follows:

Balance at June 30, 2021	$302,335
Additions based on tax positions taken during a prior period	12,597
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	-
Reductions based on tax positions taken during the current period	-
Reductions related to settlement of tax matters	-
Reductions related to a lapse of applicable statute of limitations	-
Balance at June 30, 2022	$314,932

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2018 through 2021 as of year ended June 30, 2022. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.  There were no ongoing examinations by taxing authorities as of June 30, 2022.

The Company had $0.3 million of unrecognized tax benefits as of June 30, 2022 and 2021 that if recognized would affect the effective tax rate.  The Company does not anticipate a significant change to its unrecognized tax benefits in the year ended June 30, 2023.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2022, and 2021, the Company accrued and recognized as a liability $62,987 and $50,389, respectively, of interest and penalties related to uncertain tax positions.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses, and long-term operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets nor operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expensed as incurred and included within rent expense under general and administrative expense. Lease expense is recognized on a straight-line basis over the expected lease term.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between October 2022 and October 2026, and require monthly rental payments of approximately $21,507 (GST not included) translated to U.S. currency as of June 30, 2022. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate (GST not included) of approximately US$1,637 translated as of June 30, 2022. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,558 translated to U.S. currency as of June 30, 2022. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $22,750 commenced December 1, 2021 with annual increases. USCF Investments leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,063 with increases annually.

For years ended June 30, 2022 and 2021, the combined lease payments of the Company and its subsidiaries totaled $824,196 and $763,304, respectively, and recorded under general and administrative expense in the Consolidated Statements of Income. As of June 30, 2022 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,357,686, recorded net of $47,195 in deferred rent, and $1,404,880 in total operating lease liabilities.

Future minimum consolidated lease payments for The Marygold Companies and its subsidiaries are as follows:

Year Ended June 30,	Operating Leases	Finance Lease
2023	$714,701	$19,644
2024	457,865	19,644
2025	165,331	19,644
2026	152,324	19,644
2027	63,468	19,644
Thereafter	-	86,759
Total minimum lease payments	1,553,689	184,979
Less: Present value discount	(148,809)	(54,170)
Total operating lease liabilities	$1,404,880	$130,809

The weighted average remaining lease term for the Company's operating leases was 3.01 years as of June 30, 2022 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$68,675) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$12,486) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimbursed funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of June 30, 2022 and 2021 the expense waiver payable was $0.1 million and $0.1 million, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of June 30, 2022, Marygold has future payment commitments with its primary service vendors totaling $0.8 million including approximately $0.5 million due in fiscal 2023 and $0.3 million due in fiscal 2024.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below there are no pending legal proceedings against the Company. USCF is an indirect wholly owned subsidiary of the Company.  USCF, as the general partner of the United States Oil Fund, LP ("USO") and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

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

USCF and USO intend to vigorously contest such claims and have moved for their dismissal.

Settlement of SEC and CFTC Investigations

On November 8, 2021, one of The Marygold Companies, Inc.’s (the “Company”) indirect subsidiaries, the United States Commodity Funds LLC (“USCF”), together with United States Oil Fund, LP (“USO”), for which USCF is the general partner, announced a resolution with each of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC, as detailed below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of June 30, 2022 and 2021. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Other Contingencies

On December 2, 2021, Marygold became aware of certain activity indicative of potential fraud on its Fintech platform, which was still in beta testing stage of development, and associated with the opening of end-customer accounts. As of the date of this Annual Report on Form 10-K filing, Marygold estimates that approximately 80 end-customer accounts were opened fraudulently that resulted in approximately $103,000 being misappropriated. Upon learning of this activity, Marygold removed its app from all App Stores including, Apple and Android, to prevent any fraudulent activity through opening of new accounts created on its platform. Marygold further believes that no personal identifiable information was compromised. Marygold continues to monitor the security measures of its Fintech platform while continuing development. The accrual of approximately $250,000 was recorded through other income (expense) during the quarter ended December 31, 2021, and was reduced by approximately $147,000 during the year ended June 30, 2022 as the total amount of the estimated loss decreased.

Retirement Plan

The Marygold Companies, through its wholly owned subsidiary USCF, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout and Marygold, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for the respective Marygold Companies subsidiary for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Quarterly profit-sharing contributions paid totaled approximately $169 thousand and $159 thousand for each of the years ended  June 30, 2022 and 2021, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of USCF Investments, Gourmet Foods, Brigadier, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified four segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiary, Marygold, has not begun operations, so its accounts have been consolidated with those of the parent, The Marygold Companies, and is not yet identified as a separate segment. Similarly, our recently acquired indirect subsidiary, Tiger, has had only 9 days of operations during the year ended June 30, 2022 and operating results were nil. The Company's reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary USCF Investments. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly owned subsidiary Gourmet Foods, Ltd. and their subsidiary, Printstock. In Canada, the Company provides security alarm system installation and maintenance services to residential and commercial customers sold through its wholly owned subsidiary, Brigadier. Our recently formed subsidiary in the U.K., Marygold UK, will earn managment fees through its wholly-owned subsidiary, Tiger, as an investment advisor and asset manager. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of June 30, 2022 and June 30, 2021:

	As of June 30, 2022	As of June 30, 2021

Identifiable assets:
Corporate headquarters - including Marygold and Marygold UK	$7,243,332	$3,513,008
U.S.A. : investment fund management	18,006,771	17,467,044
U.S.A. : beauty products	3,484,315	4,024,803
New Zealand: food industry	3,983,381	3,831,539
Canada: security systems	2,592,778	2,671,286
Consolidated	$35,310,577	$31,507,680

The following table presents a summary of operating information for the years ended June 30, 2022 and June 30, 2021:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Revenues:
U.S.A. : investment fund management - related party	$23,835,348	$25,169,182
U.S.A. : beauty products	3,529,789	3,756,512
New Zealand : food industry	7,930,888	8,263,267
Canada : security systems	2,533,098	2,715,487
Consolidated	$37,829,123	$39,904,448

Net income (loss):
U.S.A. : investment fund management - related party	$7,053,050	$9,983,156
U.S.A. : beauty products	(187,968)	(191,857)
New Zealand : food industry	323,621	469,028
Canada : security systems	246,086	284,151
Corporate headquarters - including Marygold and Marygold UK	(6,289,068)	(4,695,035)
Consolidated	$1,145,721	$5,849,443

The following table presents a summary of capital expenditures for the year ended June 30,:

	2022	2021
Capital expenditures:
U.S.A. : beauty products	$1,717	$41,974
New Zealand: food industry (1)	3,153	436,775
U.S.A. : corporate headquarters - including Marygold	2,685	653
Consolidated	$7,555	$479,402

(1) Includes $401,681 related to the acquisition of Printstock. See Note 13, Business Combinations

The following table represents property, plant and equipment in use at each of the Company's locations as of June 30,:

	2022	2021
Asset location:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	60,678	58,961
New Zealand: food industry	2,235,896	2,345,569
Canada: security systems	916,054	998,612
U.S.A. : corporate headquarters - including Marygold	20,429	17,744
U.K: investment fund management	19,467	-
Total all locations	3,252,524	3,420,886
Less accumulated depreciation	(1,860,630)	(1,847,441)
Net property, plant and equipment	$1,391,894	$1,573,445

NOTE 17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the consolidated financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements other than the items noted below.

On July 25, 2022 the Company granted an aggregate of 277,037 restricted stock awards (“RSA”) to two employees from its 2021 Omnibus Equity Incentive Plan. The fair value at the date of grant was $374,000 or $1.35 per share with the awards vesting over periods between 2023 and 2027.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or disputes with our independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this annual report) and provided reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2022 which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 24, 2022, Kelly J. Anderson, age 54, who served as a director of the Company since 2019, submitted her resignation from the Company's Board of Directors and audit committee, effective immediately.  Ms. Anderson's resignation was not due to any disagreement with the Company, and the Company is grateful to Ms. Anderson for her many years of service on its Board and wishes her the best in her future endeavors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2022, and a description of the business experience of each.

Person	Age	Offices	Office Held Since	Term of Office
Scott Schoenberger	56	Director	2015	2022
Nicholas D. Gerber	60	Chief Executive Officer / Chairman and Director	2015	2022
David W. Neibert	66	Chief Operations Officer / Secretary and Director	2002	2022
Matt Gonzalez	57	Director	2013	2022
Stuart P. Crumbaugh	59	Chief Financial Officer	2017	2022
Carolyn M. Yu	64	Chief Legal and Continuity Officer	2022	2022
Kathryn D. Rooney	50	Director	2017	2022
Derek Mullins	48	Director	2017	2022
Kelly J. Anderson*	54	Director	2019	2022
Joya Delgado Harris	49	Director	2017	2022
Erin Grogan	48	Director	2017	2022

* On September 24, 2022, Kelly J. Anderson resigned from the Company's Board of Directors and audit committee effectively immediately.

Nicholas D. Gerber: Mr. Gerber has served as Chief Executive Officer, President, and Chairman of the Board of Directors of The Marygold Companies, the parent of USCF Investments and its subsidiaries since January 2015. Mr. Gerber also has served as the President and a Director of USCF Investments, a position he has held since March of 2004. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of The Marygold Companies since November 2019. Mr. Gerber serves as CEO of a newly formed The Marygold Companies subsidiary, Marygold & Co. (UK) Limited in London, England since August 2021. Since May 2015, Mr. Gerber has served as Vice President of United States Commodity Funds, LLC (“USCF”), a subsidiary of USCF Investments and a Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015, and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers, LLC (“USCF Advisers”) on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015, to present. USCF Advisers is a subsidiary of USCF Investments and an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, of USCF Advisers. Mr. Gerber earned a Master of Business Administration degree in finance from the University of San Francisco, a Bachelor of Arts degree from Skidmore College and holds an NFA Series 3 registration.

Scott Schoenberger: Mr. Schoenberger has served on the Board of The Marygold Companies since January 2015. Mr. Schoenberger is the owner and Chief Executive Officer of KAS Engineering, a second-generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and Chief Executive Officer of Nica Products, another manufacturing company based in Orange County, CA. Mr. Schoenberger has over 30 years of business experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a Bachelor of Science degree in Environmental Studies from the University of California, Santa Barbara.

David W. Neibert: Mr. Neibert has been a Director of The Marygold Companies since June 2002. Mr. Neibert previously served as Chief Executive Officer of The Marygold Companies from April 2007 through January 2015, then Chief Financial Officer from February 2015 through October 2017, and from November 2017 to present, Mr. Neibert has served as the Chief Operations Officer. Concurrently with his service and tenure at The Marygold Companies, Mr. Neibert has continuously served as President of Kahnalytics, Inc. since May 2015, nka Original Sprout; Director and Chief Financial Officer of Gourmet Foods Ltd. since August 2015 and its subsidiary, Printstock Products Ltd., since June 2020; Director for Brigadier Security Systems since June 2016, and Director of Marygold and Co since November 2019. As The Marygold Companies’ Chief Operations Officer, Mr. Neibert is responsible for long range planning, growth and ensuring profitable operations of The Marygold Companies’ subsidiaries including, but not limited to, the selection and retention of their respective management teams, accounting practices and processes in accordance with U.S. GAAP. Mr. Neibert is also responsible for the primary due diligence efforts, contract negotiations, and on-boarding of new subsidiary acquisitions for The Marygold Companies. Prior to joining The Marygold Companies, Mr. Neibert served as President of Roamer One and as a Director and Executive Vice President of Business Development of their publicly traded parent company Intek Global Corporation, a global distributor of radio products. Mr. Neibert attended the University of California Los Angeles from 1973-1978 with a focus on business management and developmental psychology.

Matt Gonzalez: Mr. Gonzalez has served as a Director of The Marygold Companies since 2013.  He is an accomplished attorney with experience handling both civil and criminal matters in both state and federal courts. Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender's Office where he oversees an office of over 100 trial lawyers. He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005, and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner at Gonzalez & Kim, a California partnership with multiple business holdings in the transportation sector. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco. He joined The Marygold Companies as an investor in 2010 before becoming its Director in 2013. Mr. Gonzalez earned his Bachelor of Arts degree from Columbia University and his Juris Doctor from Stanford Law School.

Erin Grogan: Ms. Grogan has served as Director of The Marygold Companies since 2017.  Ms. Grogan serves as the Chief Financial Officer of the Association for California School Administrators. Previously, Ms. Grogan served as head of Finance and Operations at YouCaring, a fundraising platform for personal and charitable causes, until it was acquired by GoFundMe. Prior to joining YouCaring, Ms. Grogan was the Director of Finance and Planning as well as an adjunct faculty member at the University of San Francisco, School of Management, from 2012 until 2016. Ms. Grogan has over 20 years of experience in management and finance, including positions at ON24, Inc., Mooreland Partners, Cadbury Schweppes, Asbury Automotive Group, Banc of America Securities, PricewaterhouseCoopers, and American International Group. Ms. Grogan earned her Bachelor of Arts degree from Columbia University and a Master of Business Administration in finance from the New York University Leonard N. Stern School of Business.

Derek Mullins: Mr. Mullins has served as Director of The Marygold Companies since 2017 and currently serves as Co-Founder and Managing Partner of PINE Advisor Solutions. Previously he was the Director of Operations at ArrowMark Colorado Holdings LLC and the Chief Financial Officer and Treasurer of Meridian Fund, Inc. and Destra Investment Trust. Mr. Mullins also served as Director of Operations at Black Creek Capital and Dividend Capital from 2004 to 2009 and as Manager of Fund Administration at ALPS Fund Services from 1996 to 2004. Mr. Mullins brings over 20 years of operations, accounting, finance and compliance experience to the Board. Mr. Mullins earned his Bachelor of Science degree in finance and a Master of Science degree in finance from the University of Colorado, Boulder and the University of Colorado, Denver, respectively.

Kathryn D. Rooney: Ms. Rooney has served as Director of The Marygold Companies and as the Company’s Chief Communications Officer since January 2017.  Ms. Rooney also serves as the Chief Marketing Officer of USCF and brings over 20 years of experience in marketing and investor relations. Ms. Rooney is responsible for marketing, brand management for The Marygold Companies and USCF and overall product distribution for USCF. Prior to joining USCF and The Marygold Companies, Ms. Rooney was Director of Business Development for the Ameristock Mutual Fund. She also served as National Sales Director for ALPS Mutual Fund Services and as a Trust Officer for Fifth Third Bank. Ms. Rooney received her Bachelor of Arts degree in Economics and Psychology with a minor in Art History from Wellesley College. Ms. Rooney is a registered representative of ALPS Distributors, Inc.

Joya Delgado Harris: Ms. Harris has served as Director of The Marygold Companies since 2017.  She currently serves as the Executive Director, Gold Standard with the CEO Roundtable on Cancer, driving the mission of their Gold Standard program, inclusive of the Health Equity and Going4Gold initiative. Ms. Harris was previously the Director of Research Integration for the American Cancer Society. In that role she provided oversight and management of the integration of products and outcomes stemming from the Office of Cancer Research and Implementation into enterprise-wide mission objectives. Before joining the American Cancer Society, Ms. Harris worked for Y-Me National Breast Cancer Organization from 2008-2011. She has extensive experience in nonprofit management, previously serving as the Executive Director for the Association of Village PRIDE and as the Director of Product Development for the Metropolitan Atlanta Chapter of the American Red Cross. Her background and demonstrated accomplishments in key leadership functions include program development, implementation, and evaluation; curriculum design, grant writing, resource development, community outreach, and developing business partnerships. Ms. Harris also serves as a Consumer Peer Reviewer for the Congressionally Directed Medical Research Programs (CDMRP), administered by the Department of Defense, sitting alongside scientists to review and evaluate innovative breast cancer research grant proposals. Additionally, she is an advocate reviewer for the Cancer Prevention and Research Institute of Texas (CPRIT). Ms. Harris earned a Bachelor of Arts degree from Wellesley College and received a Master of Public Health degree with a concentration in public health policy and management from the Rollins School of Public Health of Emory University.

Stuart P. Crumbaugh: Stuart Crumbaugh has served as the Chief Financial Officer of The Marygold Companies, Inc. ("The Marygold Companies"), the parent of USCF Investments, Inc. (“USCF Investments”) since December 2017. Mr. Crumbaugh has also served as a director of USCF Investments, the parent and sole member of United States Commodity Funds, LLC (“USCF”) since December 2016. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., Inc. a subsidiary of The Marygold Companies since November 2019. In addition, Mr. Crumbaugh is the Chief Financial Officer, Secretary and Treasurer of USCF, a subsidiary of USCF Investments since May 2015 and has been a principal of USCF listed with the CFTC and NFA since July 1, 2015, and as of January 2017, he is a principal of USCF Advisers. USCF Advisers, LLC (“USCF Advisers”) an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a Bachelor of Arts degree in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (Inactive).

Carolyn M. Yu: Carolyn Yu has served as the Chief Legal Officer (“CLO”) and Chief Continuity Officer (“CCO”) of The Marygold Companies, Inc., the parent of USCF Investments, Inc. (“USCF Investments”) since April 2022. Ms. Yu previously served as Chief Compliance Officer of USCF Investments, a commodity pool operator, a subsidiary of The Marygold Companies, and the parent and sole member of United States Commodity Funds, LLC (“USCF”), from August, 2011 through March 31, 2022. Ms. Yu brings over twenty years of legal experience to her current role as Chief Legal Officer, where she heads The Marygold Companies’ corporate legal department and is responsible for the legal affairs of the entire corporation, including providing legal counsel to the Board of Directors, other Executive Officers, and senior management. Ms. Yu earned a Bachelor of Science degree in Business Administration from San Francisco State University in 1986 and a Juris Doctor degree from Golden Gate University School of Law in 1993.

Executive Employment and Other Agreements

Stuart Crumbaugh – CFO

On April 18, 2022, the Company and Mr. Crumbaugh entered into an Employment Agreement providing for Mr. Crumbaugh’s continued employment as the Company’s Chief Financial Officer, effective as of April 1, 2022. Pursuant to the Employment Agreement, Mr. Crumbaugh shall receive a base salary of $425,000 per annum and shall be entitled to receive bonuses, including awards and grants, pursuant to the Company’s 2021 Equity Incentive Plan which is administered by the Compensation Committee. Further, Mr. Crumbaugh is entitled to other benefits as more fully detailed in his Employment Agreement. In the event that Mr. Crumbaugh’s employment with the Company is involuntarily terminated for any reason other than gross misconduct, the Company will pay Mr. Crumbaugh severance compensation equivalent to 6 months' salary payable over the course of the 6 months following the termination date. No severance compensation will be paid to Mr. Crumbaugh if he resigns or is involuntarily terminated for gross misconduct.

David Neibert – COO

On April 18, 2022, the Company and Mr. Neibert entered into an Employment Agreement providing for Mr. Neibert’s continued employment as the Company’s Chief Operating Officer, effective as of April 1, 2022. Pursuant to the Employment Agreement, Mr. Neibert shall receive a base salary of $425,000 per annum and shall be entitled to receive bonuses, including awards and grants, pursuant to the Company’s 2021 Equity Incentive Plan which is administered by the Compensation Committee. Further, Mr. Neibert is entitled to other benefits as more fully detailed in his Employment Agreement. In the event that Mr. Neibert’s employment with the Company is involuntarily terminated for any reason other than gross misconduct, the Company will pay Mr. Neibert severance compensation equivalent to 6 months' salary payable over the course of the 6 months following the termination date. No severance compensation will be paid to Mr. Neibert if he resigns or is involuntarily terminated for gross misconduct.

Carolyn Yu – CLO and CCO

On April 18, 2022, the Company and Ms. Yu entered into an employment agreement providing for Ms. Yu’s employment as the Company’s Chief Legal Officer and Chief Continuity Officer, effective as of April 1, 2022. Ms. Yu has previously held the position of Chief Compliance Officer for the Company’s wholly owned subsidiary, Wainwright Holdings, Inc. and its wholly owned subsidiary, United States Commodity Funds LLC (“USCF”). Pursuant to the Employment Agreement, Ms. Yu shall receive a base salary of $425,000 per annum and shall be entitled to receive bonuses, including awards and grants, pursuant to the Company’s 2021 Equity Incentive Plan which is administered by the Compensation Committee. Further, Ms. Yu is entitled to other benefits as more fully detailed in her Employment Agreement. In the event that Ms. Yu’s employment with the Company is involuntarily terminated for any reason other than gross misconduct, the Company will pay Ms. Yu severance compensation equivalent to 6 months' salary payable over the course of the 6 months following the termination date. No severance compensation will be paid to Ms. Yu if she resigns or is involuntarily terminated for gross misconduct.

John Love - One Time Transaction Bonus Agreement

The Company and Mr. Love entered into a One Time Transaction Bonus Agreement providing for certain bonus payments to be made to Mr. Love under certain circumstances. Pursuant to the Bonus Agreement, Mr. Love shall be entitled to a bonus payment equal to five percent (5%) of the net proceeds received by the Company, USCF, or USCF Advisers, LLC upon an “Eligible Event”, as defined in the Bonus Agreement. In no event shall the value of such payment, whether in cash or stock, to Mr. Love exceed five million dollars ($5,000,000) and further any such payment shall be paid in the same form as payable to the equity holders of the Company, USCF or USCF Advisers and may consist of cash, securities or a combination thereof.

Controlled Company Status

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide, and as such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors.

The Company may elect in the future to use certain of the controlled company exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. Although we may rely on NYSE American’s controlled company exemptions in the future, we currently have an independent board, nomination and governance committee and compensation committee.

Conflicts of Interest. Our officers and directors who are not employees of our operating subsidiaries will not devote more than a portion of their time to our affairs. There will be occasions when the time requirements of The Marygold Companies’ business conflict with the demands of their other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

Our officers and directors may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, our officers and directors may in the future participate in business ventures, which could be deemed to compete directly with The Marygold Companies. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. In addition, if The Marygold Companies and other companies with which our officers and directors are affiliated both desire to take advantage of a potential business opportunity, then our board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the '34 Act.

Our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by our officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to us and our other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of The Marygold Companies and The Marygold Companies’ other shareholders, rather than their own personal pecuniary benefit.

No executive officer, director, person nominated to become a director, promoter or control person of The Marygold Companies has been involved in legal proceedings during the last five years such as

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

Audit Committee

The audit committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company along with the Company’s compliance with legal and regulatory requirements. The Board also provides oversight of the Company’s independent registered public accounting firm’s qualifications and independence.

Members of the audit committee through November 2022 are, Derek Mullins, Chair and Erin Grogan. Kelly Anderson, CPA (inactive) was a member of the audit committee up until her resignation from the Company on September 24, 2022.

Compensation Committee

The compensation committee was established to assist the Board in ensuring that a proper system of long and short-term compensation is in place to provide performance-oriented incentives to Company management and key personnel and that compensation plans and awards are appropriate and competitive which reflect the objectives and performance of the Company.

Current members of the compensation committee are Matt Gonzalez, Chair and Joya Harris.

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to identify qualified individuals to become Board members, consistent with criteria approved by the Board.  The nominating committee is also involved with developing and recommending to the Board a set of corporate governance guidelines applicable to the Company and overseeing the evaluation of the Board and management’s effectiveness while ensuring the independence of its non-management members.

Current members of the nominating and corporate governance committee are Joya Harris, Chair and Erin Grogan.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our executive officers for the fiscal years ended June 30, 2022 and 2021. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus($)	Stock Awards ($)	OptionAwards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David W. Neibert	2021	256,000	50,000	Nil	Nil	Nil	Nil	Nil	306,000
Chief Operations Officer(1)	2022	285,345	25,000	Nil	Nil	Nil	Nil	Nil	310,345
Nicholas D. Gerber(2)	2021	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Chief Executive Officer	2022	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
John P. Love (3)	2021	450,000	112,500	Nil	Nil	Nil	Nil	Nil	562,500
Chief Executive Officer - USCF	2022	450,000	112,500	Nil	Nil	Nil	Nil	Nil	562,500
Stuart P. Crumbaugh (4)	2021	294,580	91,885	Nil	Nil	Nil	Nil	Nil	386,465
Chief Financial Officer	2022	335,212	118,173	Nil	Nil	Nil	Nil	Nil	453,385
Carolyn Yu (5)	-	-	-	Nil	Nil	Nil	Nil	Nil	-
Chief Legal Officer	2022	351,950	81,900	Nil	Nil	Nil	Nil	Nil	433,850

(1) Mr. Neibert's salary was increased to $425,000 per year in April 2022.

(2) USCF pays Mr. Gerber a salary of $400,000.

(3) USCF pays Mr. Love a salary of $450,000 per year and the bonus amount.

(4) Mr. Crumbaugh salary was increased to $425,000 in April 2022.

(5) Ms. Yu became the CLO and her salary was increased to $425,000 in April 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year.

Compensation of Directors

The following compensation was paid to our directors for their services as directors for the fiscal year ended June 30, 2022. Only our independent directors receive compensation. Independent directors receive an annual retainer, paid quarterly, plus fees earned through committee participation, paid annually, plus reimbursement for approved Board meeting travel and related out-of-pocket expenses.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David W. Neibert	-	-	-	-	-	-	-
Nicholas D. Gerber	-	-	-	-	-	-	-
Scott Schoenberger	-	-	-	-	-	-	-
Matt Gonzalez	11,000	-	-	-	-	-	11,000
Erin Grogan	11,000	-	-	-	-	-	11,000
Kathryn D. Rooney	-	-	-	-	-	-	-
Derek Mullins	11,500	-	-	-	-	-	11,500
Kelly J. Anderson *	10,500	-	-	-	-	-	10,500
Joya Delgado Harris	11,500	-	-	-	-	-	11,500

* On September 24, 2022, Kelly J. Anderson, age 54, resigned from the Company's Board of Directors and audit committee effective immediately.

Stock Options.

During the last two fiscal years, our officers and directors have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 27, 2022, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of the Company’s common stock by (1) each director of the Company, (2) the named Executive Officers of the Company, (3) each person or group of persons known by the Company to be the beneficial owner of greater than 5% of the Company’s outstanding common stock, and (4) all directors and officers of the Company as a group:

Name and Address of Beneficial Owner	Amount Owned		Percent of Class (5)
Gonzalez & Kim 120 Calle Iglesia, San Clemente CA 92672	233,400	(1)	0.58%
Nicholas D. Gerber 120 Calle Iglesia, San Clemente CA 92672	18,250,015	(2)	45.21%
David W. Neibert 120 Calle Iglesia, San Clemente CA 92672	44,448	(3)	0.11%
Scott Schoenberger 120 Calle Iglesia, San Clemente CA 92672	4,697,993	(4)	11.64%
Kathryn D. Rooney 120 Calle Iglesia, San Clemente CA 92672	2,000	(5)	*
Derek Mullins 120 Calle Iglesia, San Clemente CA 92672	-		0.00%
Erin Grogan 120 Calle Iglesia, San Clemente CA 92672	-		0.00%
Kelly J. Anderson 120 Calle Iglesia, San Clemente CA 92672 **	-		0.00%
Joya Harris 120 Calle Iglesia, San Clemente CA 92672	-		0.00%
Stuart P. Crumbaugh 120 Calle Iglesia, San Clemente CA 92672	-		0.00%
Carolyn Yu 120 Calle Iglesia, San Clemente CA 92672	7,000	(6)	*
Officers and Directors as a Group	23,234,856	(7)	57.55%
Sheila Gerber	3,183,929		7.89%
Gerber Family Trust	5,623,543		13.93%

* Less than 1%

** Kelly J. Anderson resigned from the Board on September 24, 2022.

(1)

Mr. Gonzalez is a member of the Board of the Company. Mr. Gonzalez and Mr. Hansu Kim are 50% partners and share voting and dispositive power in Gonzalez & Kim, a California general partnership, which holds 11,670 shares of Series B Preferred Stock (which after giving effect to their conversion would total 233,400 shares of Common Stock) constituting 0.58% of the outstanding shares of Common Stock which percentage is based on 40,370,659 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(2)

Mr. Gerber is the President and Chief Executive Officer of the Company and Chairman of the Board. Mr. Gerber’s shares are held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”) and Mr. and Mrs. Gerber serve as trustees of the Gerber Trust, which owns a total 18,250,015 shares, representing 45.21% of the outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(3)

Mr. Neibert is the Chief Operations Officer of the Company and a member of the Board. Mr. Neibert owns an aggregate 44,448 shares. Mr. Neibert’s total beneficial ownership constitutes 0.11% of the outstanding shares of Common Stock which percentage is based on 40,370,659 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(4)

Mr. Schoenberger is a member of the Board of the Company. Mr. Schoenberger’s shares are held by the Schoenberger Family Trust (the “Schoenberger Trust”) and Mr. Schoenberger serves as sole trustee of the Schoenberger Trust, which holds 36,058 shares of Series B Preferred Stock and 3,976,833 shares of Common Stock, and total 4,697,993 shares, representing 11.64% of the outstanding shares of Common Stock which percentage is based on 40,370,659 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock). As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares.

(5)

Ms. Rooney is a member of the Board of the Company. Ms. Rooney directly owns an aggregate 2,000 shares which is less than 1% of the outstanding shares of Common Stock which percentage is based on 40,370,659 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

(6)	Ms. Yu is the Chief Legal Officer of the Company. Ms. Yu’s shares are held by her indirectly through her husband. As such, Ms. Yu and her husband share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares, which represent less than 1% of the outstanding shares of Common Stock which percentage is based on 40,370,659 outstanding shares (giving effect to the conversion of all Series B Preferred Stock).

(7)	The percentage of class is calculated pursuant to Rule 13d-3(d) of the Exchange Act which percentages are calculated on the basis of the amount of outstanding securities, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1). The percentage of common stock outstanding is as of September 27, 2022, and based upon 39,383,459 shares of common outstanding and 49,360 shares of Series B Preferred Stock, giving effect to the conversion of all Series B Preferred Stock at a ratio of 20:1, for a total issued and outstanding amount of 40,370,659 shares.

Upon acquiring their shares of Voting Stock, Messrs. Gerber and Schoenberger have voted all shares of Voting Stock concurringly on matters submitted to the Company’s stockholders. Pursuant to a voting agreement, (the “Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of Voting Stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger will represent 22,948,008, or 56.84% of the Voting Stock when voting on director nominees.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in Section 803 of the NYSE American Company Guide. The NYSE American definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Because the Company relies of the “controlled company” exemption, the Company is not subject to certain NYSE American corporate governance requirements and provisions.

The Board has three standing committees; compensation committee, nominating committee, and audit committee.

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

On April 8, 2016 and May 25, 2016, the Company entered into convertible promissory note agreements (the “Promissory Notes”) with the Gerber Irrevocable Family Trust, an affiliate of our shareholder and CEO, that resulted in the funding of $350,000 and with the Schoenberger Family Trust, an affiliate of our shareholder and director, that resulted in the funding of $250,000, respectively. The Promissory Notes bear interest at four percent (4%) per annum and increases to nineteen percent (19%) in the event of default by the Company. The Company and the noteholder negotiated the interest rate at arm’s length relying upon the available market rate for long-term deposits at financial institutions as well as the current rate of return realized by the noteholder for cash deposits currently held. Larger deposits traditionally fall into a “Jumbo” rate category with marginally higher returns. Interest ranged from annual percentage rates of 0.01% at the lowest to 1.75% at the highest. Recognizing the unsecured nature of the promissory note, and the historical record of continued operating losses by the Company, a rate of 4% annual interest was agreed upon in light of the heightened default risk over traditional investment instruments. There was no beneficial conversion feature identified as of the date of issuance of the Promissory Notes. Both notes were repaid in full on their respective maturity dates, together with accrued interest totaling $84,000 and $60,000 to the Gerber Irrevocable Family Trust and the Schoenberger Family Trust, respectively.

In connection with the acquisition of USCF Investments on December 9, 2016 the Promissory Notes were subsequently amended to remove the conversion feature. Additionally, as a result of the transaction completed on December 9, 2016, current shareholders of USCF Investments became shareholders of the Company. Prior to the transaction, Mr. Gerber, along with certain family members and certain other USCF Investments shareholders, owned the majority of the common stock in the Company as well as USCF Investments. Following the closing of this transaction, he and those shareholders continue to own the majority of the Company voting shares. Mr. Gerber and Mr. Schoenberger (and the through the control of their respective trusts which hold stock in the Company) entered into a Voting Agreement reflective of a similar Voting Agreement in place for USCF Investments wherein they have agreed to vote in concert with regard to all matters that come before the shareholders or the board of directors for a vote. This Voting Agreement establishes them as a control group.

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

Fiscal Year ended June 30, 2022	$309,802
Fiscal Year ended June 30, 2021	$369,580

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2022	nil
Fiscal Year ended June 30, 2021	nil

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2022	$171,753
Fiscal Year ended June 30, 2021	$125,683

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2022	$213,918
Fiscal Year ended June 30, 2021	nil

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee, and in our case the board of directors, require that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-K:

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

3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.6	Certificate of Amendment, dated March 7, 2022(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022).
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021)
10.2*	Employment Agreement between the Company and Stuart Crumbaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.3*	Employment Agreement between the Company and David Neibert (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.4*	Employment Agreement between the Company and Carolyn Yu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.5*

One-Time Transaction Bonus Agreement by and between the Company, Wainwright Holdings, Inc., and John Love (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)

10.6	Variation Agreement entered into on June 20, 2022 between Marygold UK and Keith Halford to complete the closing of the Share Purchase Agreement entered into on August 13, 2021.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Indicates management contract or any compensatory plan, contract or arrangement.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARYGOLD COMPANIES, INC.

Date: September 28, 2022	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2022	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 28, 2022	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 28, 2022	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 28, 2022	/s/ Derek Mullins
Derek Mullins, Director

Date: September 28, 2022	/s/ Kathryn D. Rooney
Kathryn D. Rooney, Director

Date: September 28, 2022	/s/ Erin Grogan
Erin Grogan, Director

Date: September 28, 2022	/s/ Joya Delgado Harris
Joya Delgado Harris, Director