Form 10-Q
period 2022-09-30
Marygold Companies, Inc.
filed 2022-11-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The registrant’s common stock began trading on the NYSE American exchange on March 10, 2022. The registrant had 39,383,459 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on November 11, 2022. Series B Preferred stock is convertible to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2022

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, this Quarterly Report on Form 10-Q or our registration statements filed with the U.S. Securities and Exchange Commission. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	June 30, 2022 (1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,370,714	$12,915,620
Accounts receivable, net	1,069,275	959,350
Accounts receivable - related parties	1,665,578	2,230,874
Inventories	2,283,538	2,200,742
Prepaid income tax and tax receivable	1,092,544	1,166,318
Investments, at fair value	5,212,326	5,065,931
Other current assets	722,544	699,547
Total current assets	25,416,519	25,238,382

Restricted cash	929,533	1,013,279
Property, plant and equipment, net	1,253,371	1,391,894
Operating lease right-of-use asset	1,129,352	1,357,686
Goodwill	2,307,202	2,307,202
Intangible assets, net	2,608,268	2,708,896
Deferred tax assets, net - United States	753,078	753,078
Other assets, long - term	540,160	540,160
Total assets	$34,937,483	$35,310,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,569,846	$2,805,790
Expense waivers – related parties	140,647	70,199
Operating lease liabilities, current portion	629,244	660,957
Purchase consideration payable	1,113,860	1,237,207
Loans - property and equipment, current portion	31,132	33,496
Total current liabilities	4,484,729	4,807,649

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	420,989	459,178
Operating lease liabilities, net of current portion	541,829	743,923
Deferred tax liabilities, net-foreign	260,553	260,553
Total long-term liabilities	1,223,371	1,463,654
Total liabilities	5,708,100	6,271,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 49,360 shares issued and outstanding at September 30, 2022 and at June 30, 2022	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 39,383,459 shares issued and outstanding at September 30, 2022 and at June 30, 2022	39,384	39,384
Additional paid-in capital	12,319,905	12,313,205
Accumulated other comprehensive income	(548,549)	(234,790)
Retained earnings	17,418,594	16,921,426
Total stockholders' equity	29,229,383	29,039,274
Total liabilities and stockholders' equity	$34,937,483	$35,310,577

(1) Derived from audited financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Net revenue
Fund management - related party	$5,419,435	$5,657,027
Food products	1,937,426	2,361,793
Security systems	628,892	690,856
Beauty products	804,078	1,021,071
Financial services	133,457	-
Net revenue	8,923,288	9,730,747

Cost of revenue	2,023,664	2,652,014

Gross profit	6,899,624	7,078,733

Operating expense
Salaries and compensation	2,368,368	2,131,298
General and administrative expense	1,686,658	2,113,820
Fund operations	1,140,588	1,101,617
Marketing and advertising	777,710	723,591
Depreciation and amortization	149,208	154,765
Legal settlement	-	2,500,000
Total operating expenses	6,122,532	8,725,091

Income (loss) from operations	777,092	(1,646,358)

Other (expense) income:
Interest and dividend income	52,569	7,396
Interest expense	(7,794)	(10,200)
Other (expense) income	(98,369)	6,993
Total other (expense) income, net	(53,594)	4,189

Income (loss) before income taxes	723,498	(1,642,169)

Provision of income taxes	(226,330)	(238,824)

Net income (loss)	$497,168	$(1,880,993)

Weighted average shares of common stock
Basic	40,370,659	38,473,159
Diluted	40,399,873	38,473,159

Net income (loss) per common share
Basic and diluted	$0.01	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Net income (loss)	$497,168	$(1,880,993)

Other comprehensive (loss):
Foreign currency translation loss	(313,759)	(86,168)
Comprehensive income (loss)	$183,409	$(1,967,161)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(UNAUDITED)

Period Ending September 30, 2022	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2022	49,360	$49	39,383,459	$39,384	$12,313,205	$(234,790)	$16,921,426	$29,039,274
Loss on currency translation	-	-	-	-	-	(313,759)	-	(313,759)
Stock-based compensation	-	-	-	-	6,700	-	-	6,700
Net income	-	-	-	-	-	-	497,168	497,168
Balance at September 30, 2022	49,360	$49	39,383,459	$39,384	$12,319,905	$(548,549)	$17,418,594	$29,229,383

Period Ending September 30, 2021	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$142,581	$15,775,705	$25,286,664
Loss on currency translation	-	-	-	-	-	(86,168)	-	(86,168)
Net loss	-	-	-	-	-	-	(1,880,993)	(1,880,993)
Balance at September 30, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$56,413	$13,894,712	$23,319,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Period Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$497,168	$(1,880,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,208	154,765
Stock-based compensation	6,700	-
Unrealized loss on investments	111,855	1,059
Loss on disposal of equipment	-	23,407
Operating lease right-of-use asset - non-cash lease cost	231,070	164,637

Decrease (increase) in current assets:
Accounts receivable, net	(179,083)	(397,282)
Accounts receivable - related party	565,296	276,224
Prepaid income taxes and tax receivable	61,872	(111,698)
Inventories	(194,695)	(154,924)
Other current assets	(34,814)	129,731
Decrease (increase) in current liabilities:
Accounts payable, accrued expenses and legal settlement	(149,343)	2,786,828
Operating lease liabilities	(233,992)	(166,417)
Expense waivers - related party	70,448	38,328
Purchase consideration payable	(22,493)	-
Net cash provided by operating activities	879,197	863,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,418)	(3,560)
Proceeds from sale of investments	-	506,462
Purchase of investments	(257,624)	(423)
Net cash (used in) provided by investing activities	(267,042)	502,479

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(3,476)	(3,584)
Net cash used in financing activities	(3,476)	(3,584)

Effect of exchange rate change on cash and cash equivalents	(237,331)	(154,376)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	371,348	1,208,184

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	13,928,899	16,086,944

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$14,300,247	$17,295,128

Cash and cash equivalents	13,370,714	17,282,128
Restricted cash	929,533	13,000
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$14,300,247	$17,295,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$4,018	$4,080
Income taxes paid, net	$70,557	$286,768

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of September 30, 2022, and estimated to launch commercial services in the coming fiscal year. Through September 30, 2022, expenditures have been limited to developing the business model and the associated application development.

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2022 and filed with the U.S. Securities and Exchange Commission on September 28, 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which are referred to herein as the “Financial Statements”, include the accounts of The Marygold Companies and its wholly-owned subsidiaries, USCF Investments, Gourmet Foods, Brigadier, Original Sprout, Marygold and Marygold UK are presented on a consolidated basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid debt instruments with original maturities of three months or less on the date of purchase. The Company maintains its cash and cash equivalents in financial institutions in the United States, United Kingdom, Canada, and New Zealand. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, accounts in Canada are insured by the Canada Deposit Insurance Corporation up to CD$100,000 per depositor and accounts in the United Kingdom are insured by the Financial Services Compensation Scheme up to £85,000. Accounts in New Zealand are uninsured. The Company has, at times, held deposits in excess of insured amounts, but the Company does not expect any losses in such accounts.

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net consist of receivables related to the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022 and June 30, 2022, the Company had $2,722 and $4,350, respectively, reserved for as doubtful accounts.

Accounts receivable - related parties consist of fund asset management fees receivable related to the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of September 30, 2022 and June 30, 2022, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

The Marygold Companies, as a holding company, operates through its wholly owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as newly formed development stage entity, had no revenues and no significant transactions for the three months ended September 30, 2022 and 2021. Any transactions that did occur were included with those of the Company.

For our subsidiary, USCF Investments, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three month revenues as of September 30, 2022 compared with those at September 30, 2021 along with the accounts receivable – related parties as of September 30, 2022 and June 30, 2022 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Revenue		Revenue
Fund
USO	$2,564,245	47%	$3,142,607	56%
BNO	419,206	8%	519,919	9%
UNG	807,940	15%	427,786	8%
USCI	597,385	11%	475,584	8%
All Others	1,030,659	19%	1,091,131	19%
Total	$5,419,435	100%	$5,657,027	100%

	As of September 30, 2022		As of June 30, 2022
	Accounts Receivable		Accounts Receivable
Fund
USO	$774,612	47%	$1,101,495	49%
BNO	124,711	7%	192,208	9%
UNG	258,997	16%	249,638	11%
USCI	184,560	11%	270,796	12%
All Others	322,698	19%	416,737	19%
Total	$1,665,578	100%	$2,230,874	100%

The Marygold Companies, through Gourmet Foods and its wholly owned subsidiary, Printstock Products Limited, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. For the purpose of segment reporting (Note 16), both revenue streams are considered part of the same "food industry" segment as they are evaluated as one segment by the Company's Chief Operating Decision Maker.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long-term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three month period ended September 30, 2022, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 16% of baking sales revenues as compared to 25% for the three months ended September 30, 2021. This customer accounted for approximately 18% of baking accounts receivable as of September 30, 2022 as compared to 25% as of June 30, 2022. The were no other grocery industry customers who accounted for a significant portion of baking sales for the 3 month periods ended September 30, 2022 and 2021, however one additional customer accounted for 12% and 26% of baking accounts receivable as of September 30, 2022 and  June 30, 2022, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three month period ended September 30, 2022 accounted for approximately 55% of baking sales revenues as compared to 47% for the three month period ended September 30, 2021. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable, however as a group they accounted for 41% of baking accounts receivable as of September 30, 2022 as compared to 21% as of June 30, 2022. A second consortium of gasoline convenience stores were not significant in sales volume, however, did account for 9% and 23% of baking accounts receivable as of September 30, 2022 and June 30, 2022, respectively.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking sales revenue, however no single customer in this group was a significant contributor of baking sales revenues for the three month period ended September 30, 2022 or September 30, 2021, nor a significant contributor to baking accounts receivable as of September 30, 2022 and June 30, 2022.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 48% and 40% of the printing sector revenues for the three months ended September 30, 2022 and September 30, 2021, respectively. This same customer accounted for 40% and 39% of the printing sector accounts receivable as of September 30, 2022 and June 30, 2022, respectively.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 35%, 20% and 10% of Gourmet Foods' consolidated gross revenues for the three months ended September 30, 2022 compared to 32%, 18% and 15% for the three months ended September 30, 2021. These customers accounted for nil%, 23% and 7% of the consolidated accounts receivable of Gourmet Foods as of September 30, 2022 as compared to 7%, 8% and 26%, respectively, as of June 30, 2022.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 53% of the total Brigadier revenues for the three month period ended September 30, 2022, as compared to 50% for the three month period ended September 30, 2021, respectively. The same customer accounted for approximately 27% of Brigadier's accounts receivable as of September 30, 2022 as compared to 31% as of June 30, 2022.

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

Original Sprout, has thousands of customers and, from time to time, certain customers become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had no significant customer for the three month period ended September 30, 2022 as compared to the three month periods ended September 30, 2021 where one customer accounted for 10% of sales revenues, respectively. Five different customers, none of whom contributed significant sales levels, accounted for 22%, 16%, 14%, 13%, and 11% of total accounts receivable as of September 30, 2022 as compared to 19%, 16%, 15%, 13%, 12% and 11% for six customers as of June 30, 2022.

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

The Marygold Companies, through Marygold & Co. (UK), had no significant customer or vendor concentrations as of September 30, 2022 and June 30, 2022.

Inventories

Inventories, consisting primarily of: (i) food products, printing supplies, and packaging in New Zealand; (ii) hair and skin care finished products and components in the U.S.; and, (iii) security system hardware in Canada, are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S. is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three months ended September 30, 2022 and 2021, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internal use software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three month period ended September 30, 2022 or the fiscal year ended June 30, 2022.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the three month period ended September 30, 2022 or the fiscal year ended June 30, 2022.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three month period ended September 30, 2022 or the fiscal year ended June 30, 2022.

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

Warrants to Purchase Common Stock

The Company from time to time will issue warrant instruments to purchase common stock and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). Generally, warrants issued in connection with debt and equity financings are presented as a component of equity unless the warrants include a conditional obligation to issue a variable number of shares among other conditions, or it is possible that the Company may need to settle the warrants in cash, in which instance the warrants would be accounted for as non-current liabilities in the accompanying balance sheets. As of September 30, 2022 and June 30, 2022 all outstanding warrants are classified as equity instruments.

Stock-Based Compensation

Stock-based compensation expense is measured based on grant date at fair value using the Black-Scholes option pricing model for stock options and the grant date closing stock price for restricted stock awards. The Company recognizes stock-based compensation expense related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four to five years. The Company accounts for forfeitures as they occur. Stock-based compensation consists entirely of restricted stock awards as of September 30, 2022, and as such awards were granted during the three months ended September 30, 2022.

Revenue Recognition

Revenue consists of fees earned through management of investment funds in the United States, fees earned in through the management of customer investments in the United Kingdom, sale of gourmet meat pies and printing of food wrappers in New Zealand, security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, these criteria are met at the time the product is shipped, the subscription period commences, or the management fees earned each month. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization.

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

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Condensed Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three months ended September 30, 2022, were approximately $82,960, or approximately 13%, of the total security system revenues as compared to $188,762 for the three months ended September 30, 2021, respectively, or 27% of the total security system revenues. These revenues for the three months ended September 30, 2022 account for approximately 1% of total consolidated revenues as compared to 2% for the three months ended September 30, 2021, respectively. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended September 30, 2022 and September 30, 2021 were $0.8 million and $0.7 million, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the three months ended September 30, 2022 and year ended June 30, 2022 a determination was made that no adjustments were necessary.

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

Basic net income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also, as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Potentially dilutive securities include the Series B Convertible Preferred Shares, outstanding unvested restricted stock awards, and outstanding warrants to purchase common stock. The treasury stock method is used to compute the potentially dilutive effect of outstanding warrants, stock options, and unvested restricted stock. Under this method, options, warrants, and unvested restricted stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

On August 25, 2021 the Company adopted the 2021 Omnibus Equity Incentive Plan (the "Plan") and had not issued any awards under the Plan as of June 30, 2022. During the quarter ending September 30, 2022 the Company issued 277,037 restricted stock awards to employees. The Company has also authorized a reverse stock split of its Common Stock by a ratio of not less than 1-for-1.5 and not more than 1-for-2.75 (the “Reverse Stock Split”) at any time prior to the one year anniversary of filing of a definitive Information Statement on Schedule 14C with the Board of Directors (the "Board") having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set within the above range as determined by the Board in its discretion.

Basic and diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock. The dilutive effect of nonvested restricted stock awards results in approximately 29,200 incremental shares to be included in the diluted shares used in the calculation of diluted earnings per share for the three months ended September 30, 2022. The incremental diluted shares have no impact on earnings per share and have been omitted from the table presented below. All other potentially dilutive securities have been excluded from the calculation of diluted earnings per share because their inclusion would be antidilutive.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended September 30, 2022
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$485,011	39,383,459	$0.01
Net income available to preferred shareholders	12,157	987,200	$0.01
Basic net income per share	$497,168	40,370,659	$0.01

	For the Three Months Ended September 30, 2021
	Net Loss)	Shares	Per Share
Basic net loss per share:
Net loss available to common shareholders	$(1,830,770)	37,445,919	$(0.05)
Net loss available to preferred shareholders	(50,223)	1,027,240	$(0.05)
Basic and diluted net loss per share	$(1,880,993)	38,473,159	$(0.05)

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Raw materials	$1,304,289	$1,273,581
Supplies and packing materials	172,877	195,207
Finished goods	806,372	731,954
Total inventories	$2,283,538	$2,200,742

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Plant and equipment	$1,744,087	$1,905,921
Furniture and office equipment	244,949	254,616
Land and building	555,559	590,662
Vehicles	338,611	363,295
Solar energy system	125,911	138,030
Total property, plant and equipment, gross	3,009,117	3,252,524
Accumulated depreciation	(1,755,746)	(1,860,630)
Total property, plant and equipment, net	$1,253,371	$1,391,894

For the three months ended September 30, 2022 depreciation expense for property, plant and equipment totaled $48,581 as compared to $72,456 for the three months ended September 30, 2021.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Customer relationships	$1,364,318	$1,363,935
Brand name	1,297,789	1,297,789
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	4,413,593	4,413,210
Less : accumulated amortization	(1,805,325)	(1,704,314)
Net intangibles	$2,608,268	$2,708,896

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

	September 30,	June 30,
	2022	2022
Customer relationships	$1,364,318	1,363,935
Less: accumulated amortization	(502,041)	(458,550)
Total customer relationships, net	$862,277	905,385

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

	September 30,	June 30,
	2022	2022
Brand name	$1,297,789	$1,297,789
Less: accumulated amortization	(259,967)	(249,831)
Total brand name, net	$1,037,822	$1,047,958

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of September 30, 2022, the fair value of the acquired domain names had been fully amortized.

	September 30,	June 30,
	2022	2022
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(36,913)
Total brand name, net	$-	$-

RECIPES AND FORMULAS

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the recipes was estimated to be $1,221,601 and is amortized over the remaining useful life of 5 years. On December 18, 2017 the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired recipes and formulas was determined to be $1,200,000 and is amortized over the remaining useful life of 8 years.

	September 30,	June 30,
	2022	2022
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(739,543)	(701,736)
Total recipes and formulas, net	$482,058	$519,865

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

	September 30,	June 30,
	2022	2022
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(266,861)	(257,284)
Total non-compete agreement, net	$8,121	$17,698

INTERNAL USE SOFTWARE

During the quarter ended December 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of September 30, 2022, have been capitalized as intangible assets. Once development has been completed and the product is commercially available, these capitalized costs will be amortized over their useful lives. As of September 30, 2022, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three months ended September 30, 2022 and 2021 was $100,627 and $82,309, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2023	$280,458
2024	361,226
2025	345,962
2026	234,194
2027	92,417
Thereafter	1,294,011
Total	$2,608,268

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $722,544 as of September 30, 2022 and $699,547 as of June 30, 2022 are comprised of various components as listed below.

	As of September 30, 2022	As of June 30, 2022
Prepaid expenses	$703,333	$630,285
Other current assets	19,211	69,262
Total	$722,544	$699,547

Investments

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Condensed Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting unless the fair value option is elected under Accounting Standards Codification ("ASC") 825, Fair Value Option. As of September 30, 2022 and June 30 2022, the Company owned $1.2 million and $1.3 million, respectively, of the USCF Gold Strategy Plus Income Fund ("GLDX"), a related party managed by USCF Advisers, which is included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. The Company recognized unrealized (losses) gains of ($112) thousand and $0 during the three month period ended September 30, 2022 and 2021, respectively. In addition to the holdings in GLDX, the Company also invests in marketable securities. As of September 30, 2022 and June 30, 2022, the aggregate of such investments were approximately $5.2 million and $5.1 million, respectively.

All of the Company's short-term investments are classified as Level 1 assets as of September 30, 2022 and June 30, 2022. Investments measured at estimated fair value consist of the following as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,054,730	$-	$-	$1,054,730
Other short-term investments	532,407	-	(1,541)	530,866
Short-term treasury bills	2,463,494	1,591	-	2,465,085
Other equities	1,246,926	-	(85,281)	1,161,645
Total short-term investments	$5,297,557	$1,591	$(86,822)	$5,212,326

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,051,017	$-	$-	$1,051,017
Other short term investments	271,346	-	(1,919)	269,427
Short-term treasury bills	2,470,020	-	(4,156)	2,465,864
Other equities	1,246,926	32,697	-	1,279,623
Total short-term investments	$5,039,309	$32,697	$(6,075)	$5,065,931

During the three month and one year periods ended September 30, 2022 and June 30, 2022, respectively, there were no transfers between Level 1 and Level 2.

Restricted Cash

At September 30, 2022 and  June 30, 2022, Gourmet Foods had on deposit NZ$20,000 (approximately US$11,390 and US$12,486, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

Long Term Assets

Other long-term assets totaling $540,160 as of September 30, 2022 and $540,160 at June 30, 2022 consisted of:

(i)

$500,000 as of September 30, 2022 and  June 30, 2022 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the three months ended September 30, 2022 or the year ended June 30, 2022;

(ii)	$40,160 as of September 30, 2022 and at June 30, 2022 representing lease deposits and prepayments.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.

Goodwill is comprised of the following amounts as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022

Goodwill – Original Sprout	416,817	416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Goodwill - Marygold & Co. (UK)	1,263,729	1,263,729
Total	$2,307,202	$2,307,202

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months ended September 30, 2022 or 2021.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Accounts payable	$1,313,768	$2,001,978
Taxes payable	243,920	196,473
Accrued payroll, vacation and bonus payable	469,711	331,644
Accrued operating expenses	542,447	275,695
Total	$2,569,846	$2,805,790

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Notes payable totaling $600,000 in principal plus $144,000 in accrued interest were repaid to two shareholders as of June 30, 2022, and the Company currently has no notes payable outstanding to related parties. Interest expense for all related party notes for the three months ended September 30, 2022 and 2021 was $0 and $6,120, respectively.

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues, totaling $5.4 million and $5.7 million for the three month periods ended September 30, 2022 and 2021, respectively, were earned from these related parties. Accounts receivable, totaling $1.7 million and $2.2 million as of September 30, 2022 and June 30, 2022, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $70 thousand and $38 thousand for the three month periods ended September 30, 2022 and September 30, 2021, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $141 thousand and $70 thousand as of September 30, 2022 and June 30, 2022, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. Such investments included GLDX, a related party fund managed by USCF Advisers, and as of September 30, 2022 and June 30, 2022, the investment total was $1.2 million and $1.3 million, respectively. The Company owns approximately 40% of the outstanding shares of this investment as of September 30, 2022 and June 30, 2022, respectively, which are included in "other equities" in Note 7.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of September 30, 2022, Brigadier had an outstanding principal balance of CD$466,251 (approx. US$340,235 translated as of September 30, 2022) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022 reflect the amount of the principal balance which is due within twelve months as a current liability of US$14,384 and US$15,135, respectively, and a long-term liability of US$325,851 and US$350,293, respectively. Interest on the mortgage loan for the three months ended September 30, 2022 and 2021 was US$3,706 and US$4,048, respectively.

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

Warrants to Purchase Common Stock

On March 14, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriter’s Warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The Underwriter’s Warrants may be exercised beginning on September 14, 2022, until March 14, 2027. The initial exercise price of each Warrant is $2.40 per share, which represents 120% of the Offering Price. The total fair value of the warrants granted to the Underwriter was $132,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: Risk-free interest rate of 2.10%, expected life of 5 years, dividend yield of 0% and volatility of 117%. As the warrant issuance was for services rendered related to an equity issuance, no expense was recognized for the three months ending September 30, 2022 or the year ended June 30, 2022 related to the issuance.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series, 5,000,000 designated as Series A, and 45,000,000 designated as Series B. As of September 30, 2022 and June 30, 2022 there were no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. After conversion, there remain 49,360 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2022 and June 30, 2022.

Stock-based Awards - Employees and Vendor Compensation

During the three months ending September 30, 2022 the Company's 2021 Omnibus Equity Incentive Plan issued 277,037 employee restricted stock awards (“RSA”). The fair value at the date of grant was $374,000 or $1.35 per share with the awards vesting over periods between 2023 and 2027.

	Restricted Stock Outstanding as of September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2022	-	$-	$-
Granted – restricted stock awards	277,037	$1.35	$374,000
Vested	-	-	$-
Canceled	-	$-	$-
Balance as of September 30, 2022	277,037	$1.35	$374,000

As of September 30, 2022, the total unrecognized compensation cost was $367,300. The Company expects to recognize this expense over the remaining weighted-average period of 4.1 years.

There were no shares issued for vendor services during the three months ending September 30, 2022 and September 30, 2021.

NOTE 13.	BUSINESS COMBINATIONS

On August 17, 2021, our wholly-owned subsidiary Marygold UK entered into a Stock Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited (“Tiger”), a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom with approximately £42 million in assets under management as of June 20, 2022. The transaction closed on June 20, 2022 with an agreed purchase price of £2,382,372 (translated to US$2,913,164 as of the closing date June 20, 2022), subject to adjustment as provided for in the SPA. As of June 20, 2022 approximately £1,018,935 (translated to US$1,245,954 as of the closing date June 20, 2022) remained payable, £18,935 (translated to US$23,154 as of the closing date June 20, 2022) was paid during the quarter ended September 30, 2022, with subsequent equal payments of £500,000 due on December 31, 2022 and December 31, 2023, subject to downward adjustment per the terms of the SPA for an amount up to £500,000 should existing clientele close their accounts prior to December 31, 2023. There is no provision for any upward adjustments. As a result, management was able to complete its preliminary purchase price allocation as follows, under the assumption no downward adjustment will take place on December 31, 2023. Included in the allocation are estimated income tax liabilities of approximately US$86,277 pertaining to the operations prior to acquisition, and US$113,833 of deferred income tax liabilities associated with the value of the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date. Tiger will be operated as a subsidiary of Marygold UK and is expected to be initially cash flow neutral. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services to be offered by Marygold in the U.S. into the U.K. through the established contacts and certifications held by Tiger.

Item	Amount
Cash in bank	$1,159,020
Prepayments/deposits	17,962
Plant, property and equipment	2,922
Intangible assets	684,768
Goodwill	1,263,729
Tax liability	(86,277)
Deferred tax liability	(113,833)
Accounts payable and accrued expenses	(15,127)
Total Purchase Price	$2,913,164

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the three months ended September 30, 2021, assumes the acquisition of Tiger had occurred as of July 1, 2021, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Tiger been operated as part of the Company since July 1, 2021. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2021
	Actual	Pro Forma
Net revenues	$9,730,747	$9,896,695
Net (loss)	$(1,880,993)	$(1,831,889)
Basic earnings per share	$(0.05)	$(0.05)

NOTE 14.	INCOME TAXES

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

As of September 30, 2022, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three months ended September 30, 2022 and September 30, 2021.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of $226 thousand and $239 thousand for the three months ended September 30, 2022 and September 30, 2021, respectively. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2018 through 2021 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2018 through 2021 remain open for examination by Canada and New Zealand authorities. As of September 30, 2022, there were no active taxing authority examinations.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between October 2022 and October 2026, and require monthly rental payments of approximately $19,618 (GST not included) translated to U.S. currency as of September 30, 2022. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate of approximately US$1,493 translated as of June 30, 2022. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,406 translated to U.S. currency as of September 30, 2022. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $22,750 commenced December 1, 2021 with annual increases. USCF Investments leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,063 with increases annually.

For three months ended September 30, 2022 and 2021, the combined lease payments of the Company and its subsidiaries totaled $198,487 and $202,086, respectively, and recorded under general and administrative expense in the Condensed Condensed Consolidated Statements of Income. As of September 30, 2022 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,129,352, recorded net of $41,721 in deferred rent, and $1,171,073 in total operating lease liabilities.

Future minimum consolidated lease payments for The Marygold Companies and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount	Finance Lease
2023	$515,820	$13,439
2024	436,115	17,919
2025	150,813	17,919
2026	138,948	17,919
2027	57,895	17,919
Thereafter	-	79,138
Total minimum lease payments	1,299,591	164,253
Less: present value discount	(128,518)	(44,931)
Total operating lease liabilities	$1,171,073	$119,322

The weighted average remaining lease term for the Company's operating leases was 3.01 years as of September 30, 2022 and a weighted-average discount rate of 5.5% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$62,644) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$11,390) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Condensed Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of September 30, 2022 and June 30, 2022 the expense waiver payable was $141 thousand and $70 thousand, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of September 30, 2022, Marygold has future payment commitments with its primary service vendors totaling $0.8 million including approximately $0.5 million due in fiscal 2023 and $0.3 million due in fiscal 2024.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of September 30, 2022 and June 30, 2022. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

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

Retirement Plan

The Marygold Companies through its wholly owned subsidiary USCF Investments, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout and Marygold, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF Investments, Original Sprout or Marygold for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Profit sharing contributions paid totaled approximately $42 thousand and $34 thousand for each of the three months ended September 30, 2022 and 2021, respectively.

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

The following table presents a summary of identifiable assets as of September 30, 2022 and June 30, 2022.

	September 30,	June 30,
	2022	2022
Identifiable assets:
Corporate headquarters - including Marygold	$4,657,546	$7,243,332
U.S.A. : investment fund management - related party	18,311,180	18,006,771
U.S.A. : beauty products	3,442,304	3,484,315
New Zealand: food industry	3,639,868	3,983,381
Canada: security systems	2,486,755	2,592,778
U.K.: Financial services (1)	2,399,830	-
Consolidated total	$34,937,483	$35,310,577

(1) The assets of Marygold & Co. (UK) were included with corporate headquarters at June 30, 2022 and totaled US$2,490,712 translated as of June 30, 2022.

The following table presents a summary of operating information for the three months ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Revenues from external customers:
U.S.A. : investment fund management - related party	$5,419,435	$5,657,027
U.S.A. : beauty products	804,078	1,021,071
New Zealand : food industry	1,937,426	2,361,793
Canada : security systems	628,892	690,856
U.K.: Financial services	133,457	-
Consolidated total	$8,923,288	$9,730,747

Net income (loss):
U.S.A. : investment fund management - related party	$1,785,259	$(367,906)
U.S.A. : beauty products	(19,757)	4,522
New Zealand : food industry	200,554	153,204
Canada : security systems	107,124	78,406
U.K.: Financial services	10,155	-
Corporate headquarters - including Marygold	(1,586,167)	(1,749,219)
Consolidated total	$497,168	$(1,880,993)

The following table presents a summary of capital expenditures for the three month periods ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	1,128	520
New Zealand: food industry	5,854	3,040
Canada: security systems	698	-
U.K.: Financial services	1,738	-
U.S.A. : corporate headquarters - including Marygold	-	-
Consolidated	$9,418	$3,560

The following table represents the property, plant and equipment in use at each of the Company's locations as of September 30, 2022 and June 30, 2022:

	As of September 30, 2022	As of June 30, 2022

Asset Location
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	61,806	60,678
New Zealand: food industry	2,045,088	2,235,896
Canada: security systems	862,285	916,054
U.K.: Financial services	19,509	19,467
U.S.A. : corporate headquarters - including Marygold	20,429	20,429
Total All Locations	3,009,117	3,252,524
Less accumulated depreciation	(1,755,746)	(1,860,630)
Net property, plant and equipment	$1,253,371	$1,391,894

NOTE 17.	SUBSEQUENT EVENTS

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of September 30, 2021, and estimated to launch commercial services in the current fiscal year. Through September 30, 2022, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of September 30, 2022, the accounts of Marygold UK are consolidated with its wholly owned subsidiary, Tiger Financial and Asset Management Limited.

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

Results of Operations

The Marygold Companies and Subsidiaries

Financial summary and comparison data for the three month periods ended September 30, 2022 and September 30, 2021.

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue and Operating Income

Consolidated revenue for the three months ended September 30, 2022 was $8.9 million representing a $0.8 million decrease from the three months ended September 30, 2021 revenue of $9.7 million. The decrease in consolidated revenues was primarily attributed to a decrease of $0.4 million in revenues of Gourmet Foods which were impacted by a strong U.S. Dollar where approximately $0.3 million of the decrease was due to currency translation and $0.1 million from lower same dollar sales. The remainder of the decrease came from USCF Investments where Assets Under Management ("AUM") for the three months ended September 30, 2022 was lower than that of 2021, which resulted in a revenue decrease of approximately $0.2 million, Original Sprout had a $0.2 million decrease and our Canadian subsidiary, Brigader, which experienced a $0.1 million decrease primarily due to currency translation. Our recent Marygold UK acquisition contributed $0.1 million to overall revenue vs. $0 during the three months ended September 30, 2021. The Marygold Companies produced an operating income for the three months ended September 30, 2022 of $0.8 million as compared to an operating loss of ($1.6) million for the three months ended September 30, 2021. This represents an increase in operating income of $2.4 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021 or approximately 147%. Apart from the $0.8 million decline in revenues, the difference in operating income is attributed to the expenses incurred by our subsidiary, Marygold & Co., in development of its mobile fintech app, which amounted to approximately $0.6 million, and a legal settlement of $2.5 million incurred by our USCF Investments subsidiary in the prior year quarter.

Other Income (Expenses)

Other (expense) income for the three months ended September 30, 2022 and 2021 were ($54) thousand and $4 thousand, respectively, resulting in income (loss) before income tax of $0.7 million and ($1.6) million, respectively.

Income Tax

Provision for income tax for the three months ended September 30, 2022 and 2021 are $0.1 million and $0.2 million, respectively, primarily attributable to our United States operations through our USCF Investments subsidiary. Income tax expense recorded at The Marygold Companies level totaled $0.2 million for the three months ended September 30, 2022, while a tax expense of $0.2 million was recorded for the three months ended September 30, 2021. The remaining income tax expense was recorded at the subsidiary level during the three months ended September 30, 2022 and 2021.

Net Income

Overall, the net income between the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 increased by approximately $2.4 million, or approximately 126%, to approximately $0.5 million. The increase in net income for the three months ended September 30, 2022 was primarily attributable to the prior year legal settlement cost of $2.5 million impacting last years net income coupled with $0.8 million in lower revenues offset by $0.6 million in lower cost of revenue and $0.1 million in lower operating expenses.

Comprehensive Income

After giving consideration to currency translation loss of approximately $0.3 million our comprehensive income for the three months ended September 30, 2022 was $0.2 million as compared to the three months ended September 30, 2021 where there was a currency translation loss of $0.1 million which resulted in comprehensive loss of $2.0 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in the U.K., New Zealand and Canada.

Investment Fund Management - USCF Investments

USCF Investments was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a large cap value equity fund registered  under the Investment Company Act of 1940, as amended (the “1940 Act”). In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) as an open-end management investment company registered under the 1940 Act. The Trust is authorized to have multiple segregated series or portfolios. USCF Investments owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  USCF Investments operates through USCF and USCF Advisers, which collectively operate twelve exchange-traded products (“ETPs”) and exchange traded funds (“ETFs”), regulated by the 1940 Act and 1933 Act, and listed on the NYSE Arca, Inc. (“NYSE Arca”) with a total of approximately $3.7 billion assets under management as of September 30, 2022. USCF Investments and subsidiaries USCF and USCF Advisers are collectively referred to as “USCF Investments” hereafter.

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

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue

Average AUM for the three months ended September 30, 2022 was at $3.9 billion, as compared to approximately $4.2 billion from the three months ended September 30, 2021 primarily due to a decrease in USO, CPER and BNO AUM partially offset by an increase in UNG and USCI AUM. As a result, the revenues from management and advisory fees decreased by approximately $238 thousand, or 4%, to $5.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 where revenues from management and advisory fees totaled $5.7 million.

Expenses

USCF Investments total operating expenses for three months ended September 30, 2022 decreased by $2.5 million to $3.5 million, or approximately 41%, from $6.0 million for the three months ended September 30, 2021. $2.5 million of the decrease was due to the legal settlement cost which occurred in the prior year quarter. Variable expenses, as described above, decreased by $30 thousand due to a decrease in total AUM which included a $70 thousand decrease in variable marketing and distribution expenses, and fund accounting and administration expenses offset by a smaller increase of $40 thousand in sub-advisory fees related to increase in UMI AUM over the prior year quarter. General and administrative ("G&A") expenses of $585 thousand decreased $85 thousand from $670 thousand for the three months ended September 30, 2022 compared to three months ended September 30, 2021, respectively. G&A expenses decreased  primarily due to lower legal and professional expenses. Total marketing expenses remained at approximately $600 thousand for the three months ended September 30, 2022 and September 30, 2021. Employee salaries and benefit compensation expenses were approximately $1.1 million for both three month periods ended September 30, 2022 and  September 30, 2021, respectively. Operations expenses remained flat at $1.1 million during the quarter compared to the prior year quarter.

Income

Operating income increased $2.2 million to $1.8 million for the three months ended September 30, 2022 from a ($0.4) million operating loss for the three months ended September 30, 2021. The increase was due to the prior year legal settlement cost of $2.5 million. Other  income (expense) was ($62) thousand for the three months ended September 30, 2022 compared to $6 thousand for the three months ended September 30, 2021 due to unrealized losses in investments. Net income before income taxes for the three months ended September 30, 2022 increased $2.2 million to $1.8 million compared to a net loss of ($0.4) million for three months ended September 30, 2021 due to a $0.2 million decrease in revenue as a result of lower AUM, as well as a $0.1 million increase in total expenses excluding the legal settlement cost.

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

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue

Net revenues for the three months ended September 30, 2022 were $1.9 million with cost of goods sold of $1.3 million resulting in a gross profit of $0.6 million, or approximately 32% gross margin, as compared to the three month period ended September 30, 2021 where net revenues were $2.3 million and cost of goods sold were $1.7 million producing a gross profit of $0.6 million, or approximately 27%. The decrease in net revenues is attributed to a changing product mix affording better profit margins, but lower sales volume.

Expenses

Operating expenses, including wages and marketing, for the three month periods ended September 30, 2022 and September 30, 2021 were $0.4 million and $0.4 million, respectively, producing an operating income of $0.3 million and $0.2 million, respectively, or approximately 13% operating income for the three months ended September 30, 2022 and 8% for the three months ended September 30, 2021. Other income totaled $5 thousand for three months ended September 30, 2022 as compared to $1 thousand for the three months ended September 30, 2021.

Income

Income for the three months ended September 30, 2022 was approximately $0.2 million after provision for income tax of $61 thousand as compared to a net income of $0.2 million after income tax provision of $48 thousand for the three months ended September 30, 2021.

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

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue

Net revenues for the three months ended September 30, 2022 were $0.6 million with cost of goods sold recorded as approximately $0.2 million, resulting in a gross profit of approximately $0.4 million with a gross margin of approximately 61% as compared to the three months ended September 30, 2021 where net revenues were approximately $0.7 million with cost of goods sold of $0.3 million and a gross profit of $0.4 million, or approximately 52%.

Expenses

Operating expenses for the three months ended September 30, 2022 were $0.3 million producing an operating profit of $0.1 million or approximately 19% as compared to the three months ended September 30, 2021 where operating profits were $0.1 million, or approximately 13%, with operating expenses of $0.3 million.

Income

Other income comprised of interest income, rental income and commission income totaled approximately $14 thousand for the three months ended September 30, 2022, and provision for income tax expense was $23 thousand, resulting in net income after income taxes of approximately $0.1 million as compared to net income after income taxes of approximately $79 thousand for the three months ended September 30, 2021 where other income totaled $7 thousand and income tax was $18 thousand.

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

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue

Net revenues for the three months ended September 30, 2022 were $0.8 million as compared to $1.0 million for the three months ended September 30, 2021. Cost of goods sold for the three months ended September 30, 2022 and September 30, 2021 were $0.5 million and $0.6 million, respectively, resulting in a gross profit of approximately $0.3 million and $0.4 million, respectively, or 43% as compared to 41% gross margin. The decrease in revenues was due to the continuing trends of increased online shopping at lower prices and the loss of domestic distribution to hair salons and boutiques as a result of COVID restrictions in the U.S.

Expenses

Operating expenses were approximately $0.4 million resulting in an operating loss of $20 thousand, as compared to $0.4 million of operating expenses resulting in near breakeven at $4 thousand for the three months ended September 30, 2021.

Income (Loss)

The net loss for the three months ended September 30, 2022 was approximately $20 thousand as compared to $5 thousand net income for the three months ended September 30, 2021 where other income totaled $1 thousand.

Financial Services - Marygold & Co. (UK) Limited

Marygold & Co. (UK) Limited was formed in August 2021 as a wholly owned subsidiary of The Marygold Companies. There were no operations in Marygold UK until June 20, 2022 when the acquisition of Tiger Financial and Asset Management Limited was completed in the U.K. Tiger is a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom. Tiger derives revenues from providing ongoing investment advice to clients as a percentage of total Assets Under Management (‘AUM’) which, as of September 30, 2022, totaled approximately £35 million. Additionally, the company earns fees and commissions on the sale of insurance-based products and other financial instruments secured through third parties. Results of operations for the period from June 20, 2022 through June 30, 2022 were insignificant and thus combined with those of the parent. Because the company has only begun operations in the current fiscal year, there is no comparison data for the prior year period. The accounts of Tiger are consolidated with those of Marygold UK.

Marygold UK operates exclusively in the U.K. and thus the Great Britain Pound (“GBP”) is its functional currency. In order to consolidate The Marygold Companies’ reporting currency, the U.S. dollar, with that of Marygold UK, The Marygold Companies records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The translation of U.K. currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

For the three months ended September 30, 2022

Revenues

Net revenues for the three months ended September 30, 2022 were $133 thousand, resulting in a gross profit of $9 thousand.

Expenses

Operating expenses were approximately $6 thousand resulting in an operating income of $3 thousand

Income

Net income, after giving consideration to income tax provision of $1 thousand, was $2 thousand.

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

As of September 30, 2022, we had $13.4 million of cash and cash equivalents on a consolidated basis as compared to $12.9 million as of June 30, 2022.

During the past five fiscal years combined, The Marygold Companies has invested an aggregate of approximately $6.6 million in cash towards purchasing and assimilating Printstock within Gourmet Foods, and adding the Original Sprout assets into the The Marygold Companies group of companies as well as forming a new U.K. limited company, Marygold UK, and funding it with enough capital to pay approximately $1.8 million in cash towards the $2.9 million purchase price of its subsidiary, Tiger. We have also invested approximately $6.1 million in the development of Fintech applications through our development stage subsidiary, Marygold. Despite these cash investments and expenses, our working capital position remains strong at $21 million. While The Marygold Companies intends to maintain and improve its revenue stream from wholly owned subsidiaries, The Marygold Companies continues to pursue acquisitions of other profitable companies which meet its target profile. Provided The Marygold Companies’ subsidiaries continue to operate as they are presently, and are projected to operate, The Marygold Companies has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

Lease Liability

In relation to the adoption of ASC 842, the Company recognized $1,150,916 of operating lease liabilities on July 1, 2019. The total amount due under these obligations was $1,171,073 and $1,404,880 as of September 30, 2022 and June 30, 2022, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 15 for further analysis of this obligation.

Borrowings

As of September 30, 2022, we had $0.4 million of third-party indebtedness on a consolidated basis as compared to $0.5 million of third-party indebtedness as of June 30, 2022. Approximately US$340,235 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of September 30, 2022 is CD$19,711 (approximately US$14,384) and the long term principal amount due is CD$446,539 (approximately US$325,851). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended September 30, 2022 and 2021 was US$3,706 and US$4,048, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, on December 21, 2021 entered into a finance lease agreement related to a solar energy system. The present value of the leased asset is included on the Consolidated Balance Sheets with property, plant and equipment as US$118,944. The solar assets are amortized over a life span of 10 years with monthly payments, including GST, totaling $4,480 for the three months ended September 30, 2022.

The Marygold Companies, without inclusion of its subsidiary companies, as of September 30, 2022, has no debt.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of September 30, 2022 and June 30, 2022, USCF Investments held an initial investment position of $1.2 million and $1.3 million, respectively,  in one of its 40 Act funds, GLDX. This investment along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during the three months ended September 30, 2022 and 2021.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of September 30, 2022 and 2021. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

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

There have been no material changes to the risk factors discussed in “Risk Factors” in our registration statement, as amended, filed on December 7, 2021, the related prospectus, and the September 28, 2022 filing of our Annual Report on Form 10-K. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

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

THE MARYGOLD COMPANIES, INC.

Dated: November 14, 2022	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Principal Financial and Accounting Officer