Form 10-Q
period 2022-12-31
Marygold Companies, Inc.
filed 2023-02-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

The registrant’s common stock began trading on the NYSE American exchange on March 10, 2022. The registrant had 39,383,459 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on February 13, 2023. Series B Preferred stock is convertible to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2022

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

•	the evolution of technologies affecting our operating subsidiaries' products and markets;
•	our operating subsidiaries' ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
•	our operating subsidiaries' ability to successfully penetrate enterprise markets; and the impact of the COVID-19 pandemic thereon;
•	our operating subsidiaries' ability to successfully expand in our existing markets and into new markets, including international markets; and the impact of the COVID-19 pandemic thereon;
•	the attraction and retention of key personnel;
•	our ability to effectively manage our growth and future expenses;
•	worldwide economic conditions, including the economic disruption imposed by the COVID-19 pandemic, and the conflict in the Ukraine, and their impact on spending; and
•	our operating subsidiaries' ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2022	June 30, 2022 (1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,579,438	$12,915,620
Accounts receivable, net	1,104,856	959,350
Accounts receivable - related parties	1,767,220	2,230,874
Inventories	2,583,935	2,200,742
Prepaid income tax and tax receivable	1,046,909	1,166,318
Investments, at fair value	4,346,998	5,065,931
Other current assets	735,834	699,547
Total current assets	26,165,190	25,238,382

Restricted cash	406,642	1,013,279
Property, plant and equipment, net	1,306,675	1,391,894
Operating lease right-of-use asset	1,216,302	1,357,686
Goodwill	2,307,202	2,307,202
Intangible assets, net	2,509,098	2,708,896
Deferred tax assets, net - United States	753,078	753,078
Other assets, long - term	552,660	540,160
Total assets	$35,216,847	$35,310,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,720,350	$2,805,790
Expense waivers – related parties	163,576	70,199
Operating lease liabilities, current portion	682,484	660,957
Purchase consideration payable	604,990	1,237,207
Loans - property and equipment, current portion	33,384	33,496
Total current liabilities	4,204,784	4,807,649

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	427,490	459,178
Operating lease liabilities, net of current portion	569,190	743,923
Deferred tax liabilities, net-foreign	260,553	260,553
Total long-term liabilities	1,257,233	1,463,654
Total liabilities	5,462,017	6,271,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 49,360 shares issued and outstanding at December 31, 2022 and at June 30, 2022	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 39,383,459 shares issued and outstanding at December 31, 2022 and at June 30, 2022	39,384	39,384
Additional paid-in capital	12,329,609	12,313,205
Accumulated other comprehensive loss	(214,600)	(234,790)
Retained earnings	17,600,388	16,921,426
Total stockholders' equity	29,754,830	29,039,274
Total liabilities and stockholders' equity	$35,216,847	$35,310,577

(1) Derived from audited financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021

Net revenue
Fund management - related party	$5,266,171	$5,701,384	$10,685,606	$11,358,411
Food products	1,932,304	2,108,257	3,869,752	4,468,402
Security systems	665,028	642,623	1,294,860	1,333,253
Beauty products	784,463	992,852	1,588,541	2,013,924
Financial services	124,282	-	257,775	0
Net revenue	8,772,248	9,445,116	17,696,534	19,173,990

Cost of revenue	2,230,954	2,417,798	4,255,969	5,068,538

Gross profit	6,541,294	7,027,318	13,440,565	14,105,452

Operating expense
Salaries and compensation	2,804,759	2,576,285	5,173,141	4,707,440
General and administrative expense	1,820,469	1,198,209	3,511,867	3,317,711
Fund operations	1,112,244	1,102,237	2,252,832	2,203,853
Marketing and advertising	555,939	690,831	1,328,749	1,409,486
Depreciation and amortization	147,769	133,191	296,985	287,849
Legal settlement	-	-	-	2,500,000
Total operating expenses	6,441,180	5,700,753	12,563,574	14,426,339

Income (loss) from operations	100,114	1,326,565	876,991	(320,887)

Other income (expense):
Interest and dividend income	62,630	6,088	115,193	13,484
Interest expense	(3,596)	(10,085)	(11,403)	(20,285)
Other income (expense)	129,975	(214,981)	31,761	(206,973)
Total other income (expense), net	189,009	(218,978)	135,551	(213,774)

Income (loss) before income taxes	289,123	1,107,587	1,012,542	(534,661)

Provision for income taxes	(107,329)	(84,252)	(333,580)	(322,997)

Net income (loss)	$181,794	$1,023,335	$678,962	$(857,658)

Weighted average shares of common stock
Basic	40,370,659	38,473,159	40,370,659	38,473,159
Diluted	40,370,659	38,473,159	40,383,722	38,473,159

Net income (loss) per common share
Basic and diluted	$0.00	$0.03	$0.02	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021

Net income (loss)	$181,794	$1,023,335	$678,962	$(857,658)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	333,949	(14,442)	20,190	(100,610)
Comprehensive income (loss)	$515,743	$1,008,893	$699,152	$(958,268)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

Period Ending December 31, 2022	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2022	49,360	$49	39,383,459	$39,384	$12,313,205	$(234,790)	$16,921,426	$29,039,274
Loss on currency translation	-	-	-	-	-	(313,759)	-	(313,759)
Stock-based compensation	-	-	-	-	6,700	-	-	6,700
Net income	-	-	-	-	-	-	497,168	497,168
Balance at September 30, 2022	49,360	$49	39,383,459	$39,384	$12,319,905	$(548,549)	$17,418,594	$29,229,383
Gain on currency translation	-	-	-	-	-	333,949	-	333,949
Stock-based compensation	-	-	-	-	9,704	-	-	9,704
Net income	-	-	-	-	-	-	181,794	181,794
Balance at December 31, 2022	49,360	$49	39,383,459	$39,384	$12,329,609	$(214,600)	$17,600,388	$29,754,830

Period Ending December 31, 2021	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$142,581	$15,775,705	$25,286,664
Loss on currency translation	-	-	-	-	-	(86,168)	-	(86,168)
Net loss	-	-	-	-	-	-	(1,880,993)	(1,880,993)
Balance at September 30, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$56,413	$13,894,712	$23,319,503
Loss on currency translation	-	-	-	-	-	(14,442)	-	(14,442)
Net income	-	-	-	-	-	-	1,023,335	1,023,335
Balance at December 31, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$41,971	$14,918,047	$24,328,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Month Period Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$678,962	$(857,658)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	296,985	287,849
Bad debt expense	582	-
Impairment to inventory value	288	3,478
Stock-based compensation	16,404	-
Unrealized gain on investments	(11,020)	(29,251)
Loss on disposal of equipment	-	37,189
Operating lease right-of-use asset - non-cash lease cost	147,363	337,850

Decrease (increase) in current assets:
Accounts receivable, net	(199,029)	(118,395)
Accounts receivable - related party	463,654	256,020
Prepaid income taxes and tax receivable	121,124	(324,699)
Inventories	(360,765)	(196,514)
Other current assets	(33,427)	(74,549)
(Decrease) increase in current liabilities:
Accounts payable and accrued expenses	(43,698)	(486,835)
Operating lease liabilities	(153,206)	(341,411)
Expense waivers - related party	93,378	59,064
Net cash provided by (used in) operating activities	1,017,595	(1,447,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(34,777)	(3,988)
Purchase consideration payable	(633,893)	-
Proceeds from sale of investments	1,000,000	506,492
Purchase of investments	(266,680)	(1,533,385)
Net cash provided by (used in) investing activities	64,650	(1,030,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(7,099)	(7,208)
Principal payments of finance lease liability	(5,573)	(1,753)
Issuance costs pursuant to planned stock issuance	-	(249,720)
Net cash used in financing activities	(12,672)	(258,681)

Effect of exchange rate change on cash and cash equivalents	(12,392)	(50,404)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,057,181	(2,787,828)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	13,928,899	16,086,944

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$14,986,080	$13,299,116

Cash and cash equivalents	14,579,438	13,285,452
Restricted cash	406,642	13,664
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$14,986,080	$13,299,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$7,855	$8,046
Income taxes paid, net	$164,396	$632,961
NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquistion of operating right-of-use assets through operating lease liability	$103,609	995,805
Acquisition of equipment through finance lease liability	$-	$150,625

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of December 31, 2022, and estimated to launch commercial services in the coming fiscal year. Through December 31, 2022, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Operations are included in these condensed consolidated financial statements beginning on the acquisition date of  June 20, 2022.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net consist of receivables related to the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022 and June 30, 2022, the Company had $234 and $4,350, respectively, reserved for as doubtful accounts.

Accounts receivable - related parties consist of fund asset management fees receivable related to the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of December 31, 2022 and June 30, 2022, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

The Marygold Companies, as a holding company, operates through its wholly owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had no revenues and no significant transactions for the three and six months ended December 31, 2022 and 2021. Any transactions that did occur were included with those of the Company.

For our subsidiary, USCF Investments, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and six month revenues as of December 31, 2022 compared with those at December 31, 2021 along with the accounts receivable – related parties as of December 31, 2022 and June 30, 2022 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	December 31, 2022		December 31, 2021
	Revenue		Revenue
Fund
USO	$2,461,185	47%	$2,975,211	52%
BNO	474,848	9%	470,879	8%
UNG	749,880	14%	686,360	12%
USCI	543,957	10%	495,779	9%
All Others	1,036,301	20%	1,073,155	19%
Total	$5,266,171	100%	$5,701,384	100%

	For the Six Months Ended		For the Six Months Ended
	December 31, 2022		December 31, 2021
			Revenue
Fund
USO	$5,025,430	47%	$6,117,818	54%
BNO	894,055	8%	990,797	9%
UNG	1,557,820	15%	1,114,147	10%
USCI	1,141,342	11%	971,363	8%
All Others	2,066,959	19%	2,164,286	19%
Total	$10,685,606	100%	$11,358,411	100%

	As of December 31, 2022		As of June 30, 2022
	Accounts Receivable		Accounts Receivable
Fund
USO	$848,805	48%	$1,101,495	49%
BNO	157,251	9%	192,208	9%
UNG	240,449	14%	249,638	11%
USCI	178,702	10%	270,796	12%
All Others	342,013	19%	416,737	19%
Total	$1,767,220	100%	$2,230,874	100%

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

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long-term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three month period ended December 31, 2022, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 13% of baking sales revenues as compared to 20% for the three months ended December 31, 2021. For the six months ended December 31, 2022, the largest customer accounted for approximately 15% of baking sales revenues as compared to 23% for the six months ended December 31, 2021. This customer did not account for a significant percentage of baking accounts receivable at December 31, 2022, but was responsible for 25% of baking accounts receivable as of June 30, 2022. A different customer accounted for approximately 10% of baking accounts receivable as of December 31, 2022 as compared to 26% as of June 30, 2022.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three and six month periods ended December 31, 2022 accounted for approximately 56% and 55%, respectively, of baking sales revenues as compared to 52% and 49% for the three and six month periods ended December 31, 2021, respectively. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable, however as a group they accounted for 46% of baking accounts receivable as of December 31, 2022 as compared to 21% as of June 30, 2022. A second consortium of gasoline convenience stores accounted for 10% and 7% of baking sales revenues for the three and six months ended December 31, 2022, respectively. The group also accounted for 28% and 23% of baking accounts receivable as of December 31, 2022 and June 30, 2022, respectively.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking sales revenue, however no single customer in this group was a significant contributor of baking sales revenues for the three month and six month periods ended December 31, 2022 or December 31, 2021, nor a significant contributor to baking accounts receivable as of December 31, 2022 and June 30, 2022.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 52% and 50% of the printing sector revenues for the three and six months ended December 31, 2022, respectively, as compared to 36% and 38% for the three and six months ended December 31, 2021, respectively. This same customer accounted for 40% of the printing sector accounts receivable as of December 31, 2022 and June 30, 2022, respectively.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 35%, 21% and 8% of Gourmet Foods' consolidated gross revenues for the three months ended December 31, 2022 compared to 32%, 15% and 12% for the three months ended December 31, 2021. For the six month period ended December 31, 2022, these three customers accounted for 35%, 21% and 9% of consolidated gross revenues as compared to 32%, 15% and 15% for the six month period ended December 31, 2021. These customers accounted for 18%, 25% and nil% of the consolidated accounts receivable of Gourmet Foods as of December 31, 2022 as compared to 7%, 26% and 8%, respectively, as of June 30, 2022.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 42% and 47% of the total Brigadier revenues for the three and six month periods ended December 31, 2022, respectively, as compared to 49% and 51% for the three and six month periods ended December 31, 2021, respectively. The same customer accounted for approximately 23% of Brigadier's accounts receivable as of December 31, 2022 as compared to 31% as of June 30, 2022.

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

Original Sprout, has thousands of customers and, from time to time, certain customers become significant during specific reporting periods, but may not be significant during other periods. Original Sprout had one significant customer for the three month period ended December 31, 2022 who accounted for 10% of gross revenues. No other customers accounted for a significant percentage of sales revenues for the three or six months ended December 31, 2022 and 2021. Six different customers, none of whom contributed significant sales levels, accounted for 30%, 15%, 15%, 15%, 10% and 9% of total accounts receivable as of December 31, 2022 as compared to 12%, 19%, 11%, 13%, 15% and 16% for the same six customers, respectively, as of June 30, 2022.

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

The Marygold Companies, through Marygold & Co. (UK), had no significant customer or vendor concentrations as of or for the three and six month periods ended December 31, 2022 and June 30, 2022.

Inventories

Inventories, consisting primarily of: (i) food products, printing supplies, and packaging in New Zealand; (ii) hair and skin care finished products and components in the U.S.; and, (iii) security system hardware in Canada, are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S. is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three and six months ended December 31, 2022 and 2021, the expense for slow-moving or obsolete inventory was $288 and $3,478, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internal use software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the six month period ended December 31, 2022 or the fiscal year ended June 30, 2022.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the six month period ended December 31, 2022 or the fiscal year ended June 30, 2022.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the six month period ended December 31, 2022 or the fiscal year ended June 30, 2022.

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

Warrants to Purchase Common Stock

The Company from time to time will issue warrant instruments to purchase common stock and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). Generally, warrants issued in connection with debt and equity financings are presented as a component of equity unless the warrants include a conditional obligation to issue a variable number of shares among other conditions, or it is possible that the Company may need to settle the warrants in cash, in which instance the warrants would be accounted for as non-current liabilities in the accompanying balance sheets. As of December 31, 2022 and June 30, 2022 all outstanding warrants are classified as equity instruments.

Stock-Based Compensation

Stock-based compensation expense is measured based on grant date at fair value using the Black-Scholes option pricing model for stock options and the grant date closing stock price for restricted stock awards. The Company recognizes stock-based compensation expense related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four to five years. The Company accounts for forfeitures as they occur. Stock-based compensation consists entirely of vesting related to restricted stock awards and stock options for the three and six month periods ended December 31, 2022, and as such awards were granted during the six months ended December 31, 2022. (see Note 12- Stock-based Awards - Employees and Vendor Compensation)

Revenue Recognition

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

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Condensed Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three and six months ended December 31, 2022, were approximately $86,786 and $169,854, or approximately 13% of the total security system revenues as compared to $219,904 and $407,629 for the three and six months ended December 31, 2021, respectively, or 34% and 30% of the total security system revenues. These revenues for the three and six months ended December 31, 2022 account for approximately 1% and 2%, respectively, of total consolidated revenues as compared to 2% and 2% for the three and six months ended December 31, 2021, respectively. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended December 31, 2022 and December 31, 2021 were $0.6 million and $0.7 million, respectively. Marketing and advertising costs for the six months ended December 31, 2022 and December 31, 2021 were $1.3 million and $1.4 million, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the six months ended December 31, 2022 and year ended June 30, 2022 a determination was made that no adjustments were necessary.

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

On August 25, 2021 the Company adopted the 2021 Omnibus Equity Incentive Plan (the "Plan") and had not issued any awards under the Plan as of June 30, 2022. During the six months ending December 31, 2022 the Company issued 277,037 restricted stock awards and 50,000 stock options to employees. The Company has also authorized a reverse stock split of its Common Stock by a ratio of not less than 1-for-1.5 and not more than 1-for-2.75 (the “Reverse Stock Split”) at any time prior to the one year anniversary of filing of a definitive Information Statement on Schedule 14C with the Board of Directors (the "Board") having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set within the above range as determined by the Board in its discretion.

Basic and diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock. The dilutive effect of nonvested restricted stock awards and stock options results in approximately 0 and 13,063 incremental shares to be included in the diluted shares used in the calculation of diluted earnings per share for the three and six months ended December 31, 2022, respectively. For the three months ended December 31, 2022 and 2021, the Company excluded 327,037 and 0 common stock equivalents, respectively, because their inclusion would be antidilutive.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended December 31, 2022
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$177,349	39,383,459	$0.00
Net income available to preferred shareholders	4,445	987,200	$0.00
Basic net income per share	$181,794	40,370,659	$0.00

	For the Three Months Ended December 31, 2021
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$996,012	37,445,919	$0.03
Net income available to preferred shareholders	27,323	1,027,240	$0.03
Basic and diluted income per share	$1,023,335	38,473,159	$0.03

	For the Six Months Ended December 31, 2022
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$662,145	39,383,459	$0.02
Impact of dilutive securities	219	13,063	$0.02
Net income available to common shareholders, diluted	662,364	39,396,522	$0.02
Net income available to preferred shareholders	16,598	987,200	$0.02
Diluted income per share	$678,962	40,383,722	$0.02

	For the Six Months Ended December 31, 2021
	Net (Loss)	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(835,651)	37,485,959	$(0.02)
Net loss available to preferred shareholders	(22,007)	987,200	$(0.02)
Diluted loss per share	$(857,658)	38,473,159	$(0.02)

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Raw materials	$1,526,234	$1,273,581
Supplies and packing materials	196,930	195,207
Finished goods	860,771	731,954
Total inventories	$2,583,935	$2,200,742

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Plant and equipment	$1,945,332	$1,905,921
Furniture and office equipment	277,493	254,616
Land and building	562,302	590,662
Vehicles	356,375	363,295
Solar energy system	140,393	138,030
Total property, plant and equipment, gross	3,281,895	3,252,524
Accumulated depreciation	(1,975,220)	(1,860,630)
Total property, plant and equipment, net	$1,306,675	$1,391,894

For the three and six months ended December 31, 2022 depreciation expense for property, plant and equipment totaled $48,970 and $97,557, respectively, as compared to $56,514 and $128,864 for the three and six months ended December 31, 2021.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Customer relationships	$1,364,318	$1,363,935
Brand name	1,297,789	1,297,789
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	4,413,593	4,413,210
Less : accumulated amortization	(1,904,495)	(1,704,314)
Net intangibles	$2,509,098	$2,708,896

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

	December 31,	June 30,
	2022	2022
Customer relationships	$1,364,318	1,363,935
Less: accumulated amortization	(545,146)	(458,550)
Total customer relationships, net	$819,172	905,385

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

	December 31,	June 30,
	2022	2022
Brand name	$1,297,789	$1,297,789
Less: accumulated amortization	(270,102)	(249,831)
Total brand name, net	$1,027,687	$1,047,958

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of December 31, 2022, the fair value of the acquired domain names had been fully amortized.

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

	December 31,	June 30,
	2022	2022
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(777,352)	(701,736)
Total recipes and formulas, net	$444,249	$519,865

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

	December 31,	June 30,
	2022	2022
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(274,982)	(257,284)
Total non-compete agreement, net	$-	$17,698

INTERNAL USE SOFTWARE

During the quarter ended December 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of December 31, 2022, have been capitalized as intangible assets. Once development has been completed and the product is commercially available, these capitalized costs will be amortized over their useful lives. As of December 31, 2022, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three and six months ended December 31, 2022 was $99,170 and $199,798, respectively. The total amortization expense for intangible assets for the three and six months ended December 31, 2021 was $76,677 and $158,985, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2023	$179,128
2024	361,226
2025	345,962
2026	234,194
2027	92,417
Thereafter	1,296,171
Total	$2,509,098

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $735,834 as of December 31, 2022 and $699,547 as of June 30, 2022 are comprised of various components as listed below.

	As of December 31, 2022	As of June 30, 2022
Prepaid expenses	$705,809	$630,285
Other current assets	30,025	69,262
Total	$735,834	$699,547

Investments

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Condensed Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting unless the fair value option is elected under Accounting Standards Codification ("ASC") 825, Fair Value Option. As of December 31, 2022 and June 30 2022, the Company owned $1.3 million and $1.3 million, respectively, of the USCF Gold Strategy Plus Income Fund ("GLDX"), a related party managed by USCF Advisers, which is included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. In addition to the holdings in GLDX, the Company also invests in marketable securities. The Company recognized unrealized gains (losses) of $108 thousand and ($10) thousand  for the three and six months ended December 31, 2022 and $0 for the three and six months ended December 31, 2021. As of December 31, 2022 and June 30, 2022, the aggregate of such investments were approximately $4.3 million and $5.1 million, respectively.

All of the Company's short-term investments are classified as Level 1 assets as of December 31, 2022 and June 30, 2022. Investments measured at estimated fair value consist of the following as of December 31, 2022 and June 30, 2022:

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,062,336	$-	$-	$1,062,336
Other short-term investments	536,599	-	(1,702)	534,897
Short-term treasury bills	1,473,339	6,721	-	1,480,060
Other equities	1,246,926	22,779	-	1,269,705
Total short-term investments	$4,319,200	$29,500	$(1,702)	$4,346,998

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,051,017	$-	$-	$1,051,017
Other short term investments	271,346	-	(1,919)	269,427
Short-term treasury bills	2,470,020	-	(4,156)	2,465,864
Other equities	1,246,926	32,697	-	1,279,623
Total short-term investments	$5,039,309	$32,697	$(6,075)	$5,065,931

During the six month and one year periods ended December 31, 2022 and June 30, 2022, respectively, there were no transfers between Level 1 and Level 2.

Restricted Cash

At December 31, 2022 and  June 30, 2022, Gourmet Foods had on deposit NZ$20,000 (approximately US$12,700 and US$12,486, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place. At December 31, 2022, Marygold UK had £325,576 (approximately US$393,941) on deposit to secure the final payment due under the stock purchase agreement to acquire Tiger Financial and Asset Management Limited. The cash securing the final payment is restricted from withdrawal or movement from the account until such time as the final settlement of the stock purchase agreement is reached with the seller.

Long Term Assets

Other long-term assets totaling $552,660 as of December 31, 2022 and $540,160 at June 30, 2022 consisted of:

(i)

$500,000 as of December 31, 2022 and  June 30, 2022 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the three months ended December 31, 2022 or the year ended June 30, 2022;

(ii)	$52,660 and $40,160 as of December 31, 2022 and at June 30, 2022, respectively, representing lease deposits and other prepayments.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.

Goodwill is comprised of the following amounts as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Goodwill - Marygold & Co. (UK)	1,263,729	1,263,729
Total	$2,307,202	$2,307,202

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months ended December 31, 2022 or 2021.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Accounts payable	$1,387,943	$2,001,978
Taxes payable	273,282	196,473
Accrued payroll, vacation and bonus payable	405,561	331,644
Accrued operating expenses	653,564	275,695
Total	$2,720,350	$2,805,790

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Notes payable totaling $600,000 in principal plus $144,000 in accrued interest were repaid to two shareholders as of June 30, 2022, and the Company currently has no notes payable outstanding to related parties. Interest expense for all related party notes for the three and six months ended December 31, 2022 and 2021 was $0 and $6,120, respectively.

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues, totaling $5.3 million and $5.7 million for the three month periods ended December 31, 2022 and 2021, respectively, and $10.7 million and $11.4 million for the six month periods ended December 31, 2022 and 2021, respectively, were earned from these related parties. Accounts receivable, totaling $1.8 million and $2.2 million as of December 31, 2022 and June 30, 2022, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $23 thousand and $93 thousand for the three and six months ended December 31, 2022 and $21 thousand and $59 thousand for the three and six months ended December 31, 2021, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $164 thousand and $70 thousand as of December 31, 2022 and June 30, 2022, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. Such investments included GLDX, a related party fund managed by USCF Advisers, and as of December 31, 2022 and June 30, 2022, the investment total was $1.3 million and $1.3 million, respectively. The Company owns approximately 34% and 40% of the outstanding shares of this investment as of December 31, 2022 and June 30, 2022, respectively, which are included in "other equities" in Note 7.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of December 31, 2022, Brigadier had an outstanding principal balance of CD$461,402 (approx. US$340,784 translated as of December 31, 2022) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022 include the amount of the principal balance which is due within twelve months as a current liability of US$14,710 and US$15,135, respectively, and a long-term liability of US$326,074 and US$350,293, respectively. Interest on the mortgage loan for the three months ended December 31, 2022 and 2021 was US$3,646 and US$4,026, respectively. Interest on the mortgage loan for the six months ended December 31, 2022 was US$7,230 as compared to $8,014 for the six months ended December 31, 2021. The loan matures and is due in full on June 30, 2024, prepayments are not allowed under terms of the loan agreement.

Included in loans related to property and equipment are the payments due under the solar energy system finance lease at Gourmet Foods. The Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022 include the present value amount due within twelve months as a current liability of US$18,674 and US$18,360, respectively, and a long term liability of US$101,416 and US$108,885, respectively. For details on the solar energy system finance lease commitment, refer to Note 15 herein.

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

Warrants to Purchase Common Stock

On March 14, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriter’s Warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The Underwriter’s Warrants may be exercised beginning on September 14, 2022, until March 14, 2027. The initial exercise price of each Warrant is $2.40 per share, which represents 120% of the Offering Price. The total fair value of the warrants granted to the Underwriter was $132,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: Risk-free interest rate of 2.10%, expected life of 5 years, dividend yield of 0% and volatility of 117%. As the warrant issuance was for services rendered related to an equity issuance, no expense was recognized for the three and six months ending December 31, 2022 or the year ended June 30, 2022 related to the issuance.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series, 5,000,000 designated as Series A, and 45,000,000 designated as Series B. As of December 31, 2022 and June 30, 2022 there were no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. After conversion, there remain 49,360 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2022 and June 30, 2022.

Stock-based Awards - Employees and Vendor Compensation

During the six months ending December 31, 2022 the Company's 2021 Omnibus Equity Incentive Plan issued 277,037 employee restricted stock awards (“RSA”). The fair value at the date of grant was $374,000 or $1.35 per share with the awards vesting over periods between 2023 and 2027.

	Restricted Stock Outstanding as of December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of June 30, 2022	-	$-
Granted – restricted stock awards	277,037	$1.35
Vested and converted to shares	-	$-
Canceled	-	$-
Balance as of December 31, 2022	277,037	$1.35
Expected to vest	277,037

The following table summarizes the activities for the Company's stock options plan for the six months ending December 31, 2022.

Options Outstanding as of December 31, 2022
	Outstanding Stock Options	Weighted Average Exercise Price
Balance as of June 30, 2022	-	$-
Granted – options	50,000	$1.45
Vested	-	$-
Exercised	-	$-
Balance as of December 31, 2022	50,000	$1.45
Exercisable as of December 31, 2022	-	$-

The estimated aggregate intrinsic value of stock options exercisable as of December 31, 2022 was $2,450. As of December 31, 2022, there was a total of $71,162 of unrecognized compensation expense related to outstanding stock options that will be recognized over a weighted average period of 4 years. The fair value of these options, calculated using the Black-Scholes option-pricing model was determined to be $71,800 using the following assumptions: expected term of 6.63 years, volatility of 197%, risk free interest rate of 3.68%, and expected dividend rate of 0%. The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of December 31, 2022 and assumes no forfeiture activity. The Company expects to recognize this expense over the remaining weighted-average period of 2.8 years.

Fiscal Period
Remaining six months of fiscal 2023	$26,713
Fiscal 2024	87,691
Fiscal 2025	123,640
Fiscal 2026	159,718
Fiscal 2027	31,634
Total stock-based compensation	$429,396

There were no shares issued for vendor services during the three and six months ending December 31, 2022 and December 31, 2021.

NOTE 13.	BUSINESS COMBINATIONS

On August 17, 2021, our wholly-owned subsidiary Marygold UK entered into a Stock Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited (“Tiger”), a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom with approximately £42 million in assets under management as of June 20, 2022. The transaction closed on June 20, 2022 with an agreed purchase price of £2,382,372 (translated to US$2,913,164 as of the closing date June 20, 2022), subject to adjustment as provided for in the SPA. As of  December 31, 2022, £1,882,372 had been paid with £500,000 (approximately US$604,990 translated as of December 31, 2022) remaining due and payable on December 31, 2023, subject to downward adjustment per the terms of the SPA for an amount up to £500,000 should existing clientele close their accounts prior to December 31, 2023. There is no provision for any upward adjustments. As a result, management was able to complete its preliminary purchase price allocation as follows, under the assumption no downward adjustment will take place on December 31, 2023. Included in the allocation are estimated income tax liabilities of approximately US$86,277 pertaining to the operations prior to acquisition, and US$113,833 of deferred income tax liabilities associated with the value of the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date. Tiger will be operated as a subsidiary of Marygold UK and is expected to be initially cash flow neutral. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services to be offered by Marygold in the U.S. into the U.K. through the established contacts and certifications held by Tiger.

Item	Amount
Cash in bank	$1,159,020
Prepayments/deposits	17,962
Plant, property and equipment	2,922
Intangible assets	684,768
Goodwill	1,263,729
Tax liability	(86,277)
Deferred tax liability	(113,833)
Accounts payable and accrued expenses	(15,127)
Total Purchase Price	$2,913,164

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the three months ended December 31, 2021, assumes the acquisition of Tiger had occurred as of July 1, 2021, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Tiger been operated as part of the Company since July 1, 2021. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$9,445,116	$9,773,680	$19,173,990	$19,502,554
Net (loss)	$1,023,335	$1,079,629	$(857,658)	$(667,833)
Basic earnings per share	$0.03	$0.03	$(0.02)	$(0.02)
Diluted earnings per share	$0.03	$0.03	$(0.02)	$(0.02)

NOTE 14.	INCOME TAXES

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

As of December 31, 2022, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three months ended December 31, 2022 and December 31, 2021.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax expense of $107 thousand and $334 thousand for the three and six months ended December 31, 2022, respectively, as compared to tax expense of ($84) thousand and ($323) thousand for the three and six months ended December 31, 2021, respectively.. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2018 through 2021 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2018 through 2021 remain open for examination by Canada and New Zealand authorities. As of December 31, 2022, there were no active taxing authority examinations.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The company opted to renew two leases during the three month period ended December 31, 2022 and recognized an increase in right of use asset and corresponding operating lease liability of US$103,603 translated as of December 31, 2022. The leases mature between October 2025 and October 2026, and require monthly rental payments of approximately $24,189 (GST not included) translated to U.S. currency as of December 31, 2022. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate of approximately US$1,665 translated as of December 31, 2022. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,435 translated to U.S. currency as of December 31, 2022. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $23,625 commenced December 1, 2022. USCF Investments leases office space in Walnut Creek, California under an operating lease which expires in December 2024. Minimum monthly lease payments are approximately $13,063 with increases annually.

For three months ended December 31, 2022 and 2021, the combined lease payments of the Company and its subsidiaries totaled $204,459 and $209,172, respectively. For the six month periods ended December 31, 2022 and 2021, the combined lease payments of the Company and its subsidiaries totaled $402,951 and $411,261, respectively. Lease payments are recorded under general and administrative expense in the Condensed Consolidated Statements of Income. As of December 31, 2022 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,216,302, recorded net of $35,372 in deferred rent, and $1,251,674 in total operating lease liabilities.

Future minimum consolidated lease payments for The Marygold Companies and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount	Finance Lease
2023	$381,128	$13,439
2024	480,984	17,919
2025	188,566	17,919
2026	175,336	17,919
2027	58,445	17,919
Thereafter	-	93,037
Total minimum lease payments	1,284,459	178,152
Less: present value discount	(32,785)	(52,183)
Total operating lease liabilities	$1,251,674	$125,969

The weighted average remaining lease term for the Company's operating leases was 3.01 years as of December 31, 2022 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$69,850) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$12,700) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Condensed Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of December 31, 2022 and June 30, 2022 the expense waiver payable was $164 thousand and $70 thousand, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of December 31, 2022, Marygold has future payment commitments with its primary service vendors totaling $1.5 million including approximately $0.7 million due in fiscal 2023, $0.6 million due in fiscal 2024 and $0.2 million due in fiscal year 2025.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of December 31, 2022 and June 30, 2022. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

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

Retirement Plan

The Marygold Companies through its wholly owned subsidiary USCF Investments, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout and Marygold, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF Investments, Original Sprout or Marygold for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Profit sharing contributions paid totaled approximately $38 thousand and $54 thousand for each of the three months ended December 31, 2022 and 2021, respectively, and for the six months ended December 31, 2022 and 2021, totaled $77 thousand and $88 thousand, respectively.

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

The following table presents a summary of identifiable assets as of December 31, 2022 and June 30, 2022.

	December 31,	June 30,
	2022	2022
Identifiable assets:
Corporate headquarters - including Marygold	$4,749,242	$7,243,332
U.S.A. : investment fund management - related party	18,252,373	18,006,771
U.S.A. : beauty products	3,415,095	3,484,315
New Zealand: food industry	4,301,939	3,983,381
Canada: security systems	2,584,933	2,592,778
U.K.: financial services (1)	1,913,265	-
Consolidated total	$35,216,847	$35,310,577

(1) The assets of Marygold & Co. (UK) were included with corporate headquarters at June 30, 2022 and totaled US$2,490,712 translated as of June 30, 2022.

The following table presents a summary of operating information for the three months ended December 31:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Revenues from external customers:
U.S.A. : investment fund management - related party	$5,266,171	$5,701,384
U.S.A. : beauty products	784,463	992,852
New Zealand : food industry	1,932,304	2,108,257
Canada : security systems	665,028	642,623
U.K.: financial services	124,282	-
Consolidated total	$8,772,248	$9,445,116

Net income (loss):
U.S.A. : investment fund management - related party	$1,781,779	$1,985,141
U.S.A. : beauty products	(41,345)	(12,718)
New Zealand : food industry	17,524	136,465
Canada : security systems	73,284	62,547
U.K.: financial services	12,900	-
Corporate headquarters - including Marygold	(1,662,348)	(1,148,100)
Consolidated total	$181,794	$1,023,335

The following table presents a summary of operating information for the six months ended December 31:

	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021
Revenues from external customers:
U.S.A. : investment fund management - related party	$10,685,606	$11,358,411
U.S.A. : beauty products	1,588,541	2,013,924
New Zealand : food industry	3,869,752	4,468,402
Canada : security systems	1,294,860	1,333,253
U.K.: financial services	257,775	-
Consolidated total	$17,696,534	$19,173,990

Net income (loss):
U.S.A. : investment fund management - related party	3,567,038	1,617,234
U.S.A. : beauty products	(61,102)	(8,196)
New Zealand : food industry	218,078	289,667
Canada : security systems	180,408	140,954
U.K.: financial services	23,056	-
Corporate headquarters - including Marygold	(3,248,516)	(2,897,317)
Consolidated total	$678,962	$(857,658)

The following table presents a summary of capital expenditures for the three month periods ended December 31:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	650	428
New Zealand: food industry	1,348	-
Canada: security systems	3,442	-
U.K.: financial services	-	-
U.S.A. : corporate headquarters - including Marygold	19,913	-
Consolidated	$25,353	$428

The following table presents a summary of capital expenditures for the six month periods ended December 31,:

	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021
Capital expenditures, net of disposals:
U.S.A.: fund management	$-	$-
U.S.A.: beauty products	1,778	948
New Zealand: food industry	7,202	3,040
Canada: security systems	4,140	-
U.K.: financial services	1,744	-
U.S.A.: corporate headquarters - including Marygold	19,913	-
Consolidated	$34,777	$3,988

The following table represents the property, plant and equipment in use at each of the Company's locations as of December 31, 2022 and June 30, 2022:

	As of December 31, 2022	As of June 30, 2022

Asset Location
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	62,456	60,678
New Zealand: food industry	2,281,728	2,235,896
Canada: security systems	876,177	916,054
U.K.: financial services	21,192	19,467
U.S.A. : corporate headquarters - including Marygold	40,342	20,429
Total All Locations	3,281,895	3,252,524
Less accumulated depreciation	(1,975,220)	(1,860,630)
Net property, plant and equipment	$1,306,675	$1,391,894

NOTE 17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements apart from the events noted below.

As it relates to USCF Investments, on January 10, 2023, the USCF ETF Trust (“Trust”) launched its new series (or fund), the USCF Sustainable Battery Metals Strategy Fund (“ZSB”). The Trust had previously approved the fund’s formation on July 16, 2022. On January 11, 2023 the fund commenced trading on the NYSE ARCA and USCF Advisers purchased $2.5 million of ZSB shares in the open market with existing cash balances.

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of December 31, 2022, and estimated to launch commercial services in the current fiscal year. Through December 31, 2022, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of December 31, 2022, the accounts of Marygold UK are consolidated with its wholly owned subsidiary, Tiger Financial and Asset Management Limited.

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

Results of Operations

The Marygold Companies and Subsidiaries

Financial summary and comparison data for the three month periods ended December 31, 2022 and December 31, 2021.

For the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Revenue and Operating Income

Consolidated revenue for the three months ended December 31, 2022 was $8.8 million representing a $0.6 million decrease from the three months ended December 31, 2021 revenue of $9.4 million. The decrease in consolidated revenues was primarily attributed to a decrease of $0.4 million in revenues of USCF Investments which were impacted by lower assets under Assets Under Management ("AUM"). The remainder of the revenue decrease for the three months ended December 31, 2022 compared to the same period of 2021,  related to a decrease of approximately $0.2 million from Original Sprout and a $0.2 million decrease from Gourmet Foods, offset by our recent Marygold UK acquisition which contributed $0.3 million to overall revenue compared to $0 during the three months ended December 31, 2021. The Marygold Companies produced an operating income for the three months ended December 31, 2022 of $0.1 million as compared to an operating income of $1.3 million for the three months ended December 31, 2021. This represents an decrease in operating income of $1.2 million for the three months ended December 31, 2022 when compared to the three months ended December 31, 2021. Apart from the $0.7 million decline in revenues, the difference in operating income is attributed to higher general & administrative ("G&A") expenses and additional expenses incurred by our subsidiary, Marygold & Co., in development of its mobile fintech app, which amounted to approximately $0.7 million.

Other Income (Expenses)

Other income (expense) for the three months ended December 31, 2022  increased $408 thousand compared to the same period in 2021 due to higher interest income and unrealized investment gains, and were $189 thousand and ($219) thousand, respectively, resulting in income before income tax of $0.3 million and $1.1 million, respectively.

Income Tax

Provision for income tax for the three months ended December 31, 2022 and 2021 was $107 thousand and $84 thousand, respectively, primarily attributable to our United States operations through our USCF Investments subsidiary. Income tax expense recorded at The Marygold Companies level totaled $92 thousand for the three months ended December 31, 2022, while a tax expense of $21 thousand was recorded for the three months ended December 31, 2021. The remaining income tax expense was recorded at the subsidiary level during the three months ended December 31, 2022 and 2021.

Net Income

Overall, the net income between the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 decreased by approximately $0.8 million, or approximately 81%, to approximately $0.2 million. The decrease in net income for the three months ended December 31, 2022 was primarily due to $0.7 million in lower revenue and $0.2 million lower cost of revenue in addition to $0.7 million in higher operating expenses offset by a $0.4 million increase in other income.

Comprehensive Income

After giving consideration to currency translation gain (loss) of approximately $0.3 million our comprehensive income for the three months ended December 31, 2022 was $0.5 million as compared to the three months ended December 31, 2021 where there was a currency translation loss of ($14) thousand which resulted in comprehensive income of $1.0 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in the U.K., New Zealand and Canada.

For the Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

Revenue and Operating Income

Consolidated revenue for the six months ended December 31, 2022 was $17.7 million representing a $1.5 million decrease from the same prior year period revenue of $19.2 million. Net revenues declined from our fund management business as a result of lower AUM by approximately $0.7 million, or 6%, for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021. The Company's revenues derived from its other operating units decreased by $1.1 million, or 14%, from the same prior year period offset by $0.3 million from our Marygold UK subsidiary which had $0 revenue in the prior year six month period, resulting in an overall decrease in consolidated revenue of approximately 8%. The Marygold Companies produced an operating income for the six months ended December 31, 2022 of $0.9 million as compared to an operating loss of ($0.3) million for the six months ended December 31, 2021. The increase in operating income was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement incurred in the prior year six month period  in addition to lower revenue from USCF Investments and our other operating subsidiaries.

Other (Expense) Income

Other income (expense) for the six months ended December 31, 2022 increased $350 thousand compared to the same period in 2021 due to higher interest income and unrealized investment gains, and were $136 thousand and ($214) thousand, respectively, resulting in income (loss) before taxes of $1.0 million and ($0.5) million, respectively.

Income Tax

Provision for income tax for the six months ended December 31, 2022 and 2021 were $0.3 million for both periods, primarily attributable to our United States operations through our USCF Investment subsidiary. The Company files income taxes as a combined group and records most income taxes at the Parent level.

Net Income (Loss) and Comprehensive Income (Loss)

Overall, the net income for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021 increased by approximately $1.5 million. The increase in profits for the six months ended December 31, 2022 was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement  recorded in the prior year reporting period in addition to lower revenue from each of our operating subsidiaries. Adding to the loss were expenses of $1.4 million related to our development stage subsidiary, Marygold. After giving consideration to currency translation gain of  $20 thousand our comprehensive income for the six months ended December 31, 2022 was $0.7 million as compared to the six months ended December 31, 2021 where there was a currency translation loss of ($101) thousand resulting in a comprehensive loss of ($1.0) million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Investment Fund Management - USCF Investments

USCF Investments was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a large cap value equity fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”). In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) as an open-end management investment company registered under the 1940 Act. The Trust is authorized to have multiple segregated series or portfolios. USCF Investments owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  USCF Investments operates through USCF and USCF Advisers, which collectively operate twelve exchange-traded products (“ETPs”) and exchange traded funds (“ETFs”), regulated by the 1940 Act and 1933 Act, and listed on the NYSE Arca, Inc. (“NYSE Arca”) with a total of approximately $3.7 billion assets under management as of December 31, 2022. USCF Investments and subsidiaries USCF and USCF Advisers are collectively referred to as “USCF Investments” hereafter.

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

For the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Revenue

Average AUM for the three months ended December 31, 2022 was at $3.8 billion, as compared to approximately $4.2 billion from the three months ended December 31, 2021 primarily due to a decrease in USO, CPER and USL AUM partially offset by an increase in UMI, UNG and USCI AUM. As a result, the revenues from management and advisory fees decreased by approximately $0.4 million, or 8%, to $5.3 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 where revenues from management and advisory fees totaled $5.7 million.

Expenses

USCF Investments total operating expenses for three months ended December 31, 2022 decreased approximately $100 thousand to $3.7 million compared to the three months ended December 31, 2021. Variable expenses, as described above, decreased by $215 thousand due to a decrease in total AUM along with a new negotiated agreement with the existing marketing distributor resulting in lower fees, which included a $257 thousand decrease in variable marketing and distribution expenses, and offset by a small increase in fund accounting and administration expenses and in sub-advisory fees related to an increase in UMI AUM over the prior year quarter. General and administrative ("G&A") expenses increased $333 thousand to $641 thousand from $308 thousand for the three months ended December 31, 2022 compared to three months ended December 31, 2021, respectively. G&A expenses increased  primarily due to higher legal and professional expenses related to new future fund launches. Total marketing expenses decreased $237 thousand to $336 thousand for the three months ended December 31, 2022 compared to $573 thousand for the three months ended December 31, 2021 due to the new reduced fee agreement with the existing marketing distributor as noted above. Employee salaries and benefit compensation expenses were approximately $1.5 million for the three months ended December 31, 2022 and $1.7 million for the three months ended December 31, 2021 due to allocating employee costs related to time working at the  Marygold Companies, Inc.  corporate level. Operations expenses remained flat at $1.1 million during the quarter compared to the prior year quarter.

Income

Operating income decreased $0.4 million to $1.6 million for the three months ended December 31, 2022 from $2.0 million for the three months ended December 31, 2021. Other income (expense) was $180 thousand for the three months ended December 31, 2022 compared to $38 thousand for the three months ended December 31, 2021 due to unrealized losses in investments and interest income. Net income before income taxes for the three months ended December 31, 2022 decreased $0.2 million to $1.8 million compared to $2.0 million for three months ended December 31, 2021 due to a $0.4 million decrease in revenue as a result of lower AUM, offset by a $0.1 million decrease in total expenses and a $0.1 million increase in Other income.

For the Six Months Ended December 31, 2022, Compared to the Six Months Ended December 31, 2021

Revenue

Average AUM for the six months ended December 31, 2022 was at $3.8 billion, as compared to approximately $4.2 billion from the six months ended December 31, 2021 primarily due to decreases in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees decreased by approximately $0.7 million, or 6%, to $10.7 million for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021 where revenues from management and advisory fees totaled $11.4 million.

Expenses

USCF Investments total operating expenses decreased to $7.2 million, after recording the $2.5 million SEC / CFTC Wells Notice settlement in the prior year six month period, or approximately 26%, from $9.8 million for the six months ended December 31, 2022 compared to same prior year period. Excluding the Wells Notice settlement, total operating expenses decreased $42 thousand, or approximately 1%. Variable expenses, as described above, decreased $0.2 million over the respective six -month period due to lower overall average AUM offset by an increase of $0.1 million in sub-advisory fees for UMI which did not exist for the full prior year six month period, as well as with small offset increases in UMI, USCI and CPER sub-advisory fees due to increases in their respective AUM from the prior year six month period, offset by lower expenses related to other fund AUM which decreased variable marketing and distribution expenses, fund accounting and administration expenses. G&A expenses, excluding new fund development cost, were $1.0 million and $0.8 million for the six months ended December 31, 2022 and December 31, 2021, respectively. G&A expenses increased $0.2 million due to increases in travel & entertainment and professional fees. Total marketing expenses decreased $0.2 million to $0.9 million for the six months ended December 31, 2022 as compared to the prior year period due to an decrease in variable distribution costs as a result of lower AUM  and reduced rates in marketing distribution expenses as mentioned above partially offset by an increase in conference expenses. Employee salaries and benefit compensation expenses were approximately $2.7 million and $2.8 million for the six months ended December 31, 2022 and December 31, 2021, respectively. Operations expenses remained flat at $2.2 million.

Income

Income before income taxes for the six months ended December 31, 2022 decreased $0.5 million, to $3.6 million, excluding the prior year SEC / CFTC Wells Notice settlement, compared to $4.1 million for six months ended December 31, 2021 due to a $0.7 million decrease in revenue as a result of lower AUM offset by a small decrease in total operating expenses and an increase of $0.1 million in other income. Operating income, including the $2.5 million settlement expense in the prior year, increased $1.9 million to $3.5 million for the six months ended December 31, 2022, or approximately 117%, from $1.6 million for the six months ended December 31, 2021.  Other  income (expense) was $118 thousand for the six months ended December 31, 2022 compared to $43 thousand for the six months ended December 31, 2021.

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

For the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Revenue

Net revenues for the three months ended December 31, 2022 were $1.9 million with cost of goods sold of $1.4 million resulting in a gross profit of $0.5 million, or approximately 24% gross margin, as compared to the three month period ended December 31, 2021 where net revenues were $2.1 million and cost of goods sold were $1.5 million producing a gross profit of $0.6 million, or approximately 27%. The decrease in net revenues is attributed to a changing product mix in response to rising costs of certain raw ingredients making production of related products unprofitable.

Expenses

Operating expenses, including wages and marketing, for the three month periods ended December 31, 2022 and December 31, 2021 were $0.5 million and $0.4 million, respectively, producing an operating income of $10 thousand and $0.2 million, respectively, or approximately nil% operating income for the three months ended December 31, 2022 and 8% for the three months ended December 31, 2021. Other income totaled $4 thousand for three months ended December 31, 2022 as compared to $1 thousand for the three months ended December 31, 2021. Included in operating expenses were discretionary bonuses paid to all employees which totaled approximately $130,300 and was largely responsible for the decrease in operating income.

Income

(Loss) income for the three months ended December 31, 2022 was approximately ($27) thousand as compared to a net income of $135 thousand after income tax provision of $41 thousand for the three months ended December 31, 2021.

For the Six Months Ended December 31, 2022, Compared to the Six Months Ended December 31, 2021

Revenue

Net revenues for the six months ended December 31, 2022 were $3.9 million with cost of goods sold of $2.8 million resulting in a gross profit of $1.1 million, or approximately 28% gross margin, as compared to the six month period ended December 31, 2021 where net revenues were $4.5 million and cost of goods sold were $3.3 million producing a gross profit of $1.2 million, or approximately 27%. The decrease in revenues is largely due to a changing product mix due to the rising costs of some raw ingredients, and the company's response to focus on production of higher margin products even though they may have a lower selling price.

Expenses

General, administrative and selling expenses, including wages and marketing, for the six month periods ended December 31, 2022 and 2021 were $0.8 million and $0.8 million producing operating income of $0.3 million and $0.4 million, respectively, or approximately 7% net operating profit for the six months ended December 31, 2022 and 8% for the six months ended December 31, 2021. Other income for the six month periods ended December 31, 2022 and 2021 were $9 thousand and $10 thousand, respectively.

Income

Income for the six months ended December 31, 2022, after income tax provision of approximately $61 thousand, resulted in a net income of approximately $217 thousand, as compared to $289 thousand for the six months ended December 31, 2021 where the income tax provision was approximately $89 thousand.

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

For the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Revenue

Net revenues for the three months ended December 31, 2022 were $0.6 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.3 million with a gross margin of approximately 49% as compared to the three months ended December 31, 2021 where net revenues were approximately $0.6 million with cost of goods sold of $0.3 million and a gross profit of $0.3 million, or approximately 52%.

Expenses

Operating expenses for the three months ended December 31, 2022 were $0.3 million producing an operating profit of $0.1 million or approximately 11% as compared to the three months ended December 31, 2021 where operating profits were $0.1 million, or approximately 11%, with operating expenses of $0.3 million.

Income

Other income comprised of interest income, rental income and commission income totaled approximately $11 thousand for the three months ended December 31, 2022, and provision for income tax expense was $10 thousand, resulting in net income after income taxes of approximately $74 thousand as compared to net income after income taxes of approximately $66 thousand for the three months ended December 31, 2021 where other income totaled $6 thousand and income tax was $12 thousand.

For the Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

Revenue

Net revenues for the six months ended December 31, 2022 were $1.3 million with cost of goods sold recorded as approximately $0.6 million, resulting in a gross profit of approximately $0.7 million with a gross margin of approximately 55% as compared to the six months ended December 31, 2021 where net revenues were approximately $1.3 million with cost of goods sold of $0.6 million and a gross profit of $0.7 million, or approximately 52%.

Expenses

Operating expenses for the six months ended December 31, 2022 were $0.5 million producing an operating profit of $0.2 million or approximately 15% as compared to the six months ended December 31, 2021 where operating profits were $0.2 million, or approximately 12%, with operating expenses of $0.5 million.

Income

Other income (expense) totaled approximately $25 thousand and income tax provision was $33 thousand for the six months ended December 31, 2022 resulting in income after income taxes of approximately $181 thousand as compared to income after income taxes of approximately $141 thousand for the six months ended December 31, 2021 where other income totaled approximately $14 thousand and provision for income tax was approximately $30 thousand.

Beauty Products - Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company's website. The company operates from warehouse and sales offices located in San Clemente, CA, USA. As a result of the ongoing COVID-19 pandemic, Original Sprout has made adjustments to its primary channels to market. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas in the current environment of social distancing and closures of retail businesses the company found a significant drop in sales volumes as consumers avoided traditional sales outlets. Moreover, distributors found it more profitable to sell directly to consumers via ecommerce that to sell wholesale to resellers. The result was a dramatic downturn in the average selling price of Original Sprout products on ecommerce sites as distributors began selling to end users at wholesale price. In response to this trend, Original Sprout has established new sales channels with online retailers and also reconstructed many of its distribution agreements and pricing tiers. The positive effects of this transition are expected to take up to 12 months to realize, while the negative effects of the COVID-19 pandemic on the wholesale distribution business seems to be easing somewhat and management expects overall positive results to occur in the global marketplace. The company has also incurred expenses related to new product development and creation of upcoming marketing collateral, which is expected to continue well into calendar year 2023 as the company pursues its growth initiatives.

For the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Revenue

Net revenues for the three months ended December 31, 2022 were $0.8 million as compared to $1.0 million for the three months ended December 31, 2021. Cost of goods sold for the three months ended December 31, 2022 and December 31, 2021 were $0.4 million and $0.6 million, respectively, resulting in a gross profit of approximately $0.3 million and $0.4 million, respectively, or 44% as compared to 43% gross margin. The decrease in revenues was due to the continuing trends of increased online shopping at lower prices and the restructuring of domestic distribution channels in an effort to thwart Internet diverters.

Expenses

Operating expenses were approximately $0.4 million resulting in an operating loss of ($41) thousand, as compared to $0.4 million of operating expenses resulting in an operating loss of ($16) thousand for the three months ended December 31, 2021.

(Loss) income

The net loss for the three months ended December 31, 2022 was approximately ($41) thousand as compared to $13 thousand net loss for the three months ended December 31, 2021 where other expenses totaled $3 thousand.

For the Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

Revenue

Net revenues for the six months ended December 31, 2022 were $1.6 million as compared to $2.0 million for the six months ended December 31, 2021. Cost of goods sold for the six months ended December 31, 2022 and December 31, 2021 were $0.9 and $1.2 million, respectively, resulting in a gross profit of approximately $0.7 million and $0.8, respectively, for each period.

Expenses

Operating expenses for the six months ended December 31, 2022 were approximately $0.8 million resulting in an operating loss of approximately ($61) thousand, as compared to $0.9 million of operating expenses resulting in an operating income of approximately ($12) thousand for the six months ended December 31, 2021.

Income (Loss)

The net loss for the six months ended December 31, 2022 was approximately ($61) thousand as compared to ($8) thousand net loss for the six months ended December 31, 2021 where the other income totaled approximately $4 thousand.

Financial Services - Marygold & Co. (UK) Limited

Marygold & Co. (UK) Limited was formed in August 2021 as a wholly owned subsidiary of The Marygold Companies. There were no operations in Marygold UK until June 20, 2022 when the acquisition of Tiger Financial and Asset Management Limited was completed in the U.K. Tiger is a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom. Tiger derives revenues from providing ongoing investment advice to clients as a percentage of total Assets Under Management (‘AUM’) which, as of December 31, 2022, totaled approximately £35 million. Additionally, the company earns fees and commissions on the sale of insurance-based products and other financial instruments secured through third parties. Results of operations for the period from June 20, 2022 through June 30, 2022 were insignificant and thus combined with those of the parent. Because the company has only begun operations in the current fiscal year, there is no comparison data for the prior year period. The accounts of Tiger are consolidated with those of Marygold UK.

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

For the three months ended December 31, 2022

Revenues

Net revenues for the three months ended December 31, 2022 were $124 thousand, resulting in a gross profit of $124 thousand as there are no cost of goods sold within the business.

Expenses

Operating expenses were approximately $108 thousand resulting in an operating income of $16 thousand.

Income

Net income, after giving consideration to interest income of $2 thousand and income tax provision of $5 thousand, was $13 thousand.

For the six months ended December 31, 2022

Revenues

Net revenues for the six months ended December 31, 2022 were $258 thousand, resulting in a gross profit of $258 thousand.

Expenses

Operating expenses were approximately $222 thousand resulting in an operating income of $36 thousand.

Income

Net income, after giving consideration to interest expense of $2 thousand and income tax provision of $11 thousand, was $23 thousand.

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

As of December 31, 2022, we had $14.6 million of cash and cash equivalents on a consolidated basis as compared to $12.9 million as of June 30, 2022.

During the past five fiscal years combined, The Marygold Companies has invested an aggregate of approximately $6.6 million in cash towards purchasing and assimilating Printstock within Gourmet Foods, and adding the Original Sprout assets into the The Marygold Companies group of companies as well as forming a new U.K. limited company, Marygold UK, and funding it with enough capital to pay approximately $1.8 million in cash towards the $2.9 million purchase price of its subsidiary, Tiger. We have also invested approximately $6.8 million in the development of Fintech applications through our development stage subsidiary, Marygold. Despite these cash investments and expenses, our working capital position remains strong at $22 million. While The Marygold Companies intends to maintain and improve its revenue stream from wholly owned subsidiaries, The Marygold Companies continues to pursue acquisitions of other profitable companies which meet its target profile. Provided The Marygold Companies’ subsidiaries continue to operate as they are presently, and are projected to operate, The Marygold Companies has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic and the conflict in the Ukraine, the Company’s results of operations could be adversely impacted.

Lease Liability

The Company has various operating leases. The total amount due under these obligations was $1,251,674 and $1,404,880 as of December 31, 2022 and June 30, 2022, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 15 for further analysis of this obligation.

Borrowings

As of December 31, 2022, we had $0.4 million of third-party indebtedness on a consolidated basis as compared to $0.4 million of third-party indebtedness as of June 30, 2022. Approximately US$340,784 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of December 31, 2022 is approximately US$14,710, and the long term principal amount due is approximately US$326,074. Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three and six months ended December 31, 2022 were US$3,646 and US$7,230, respectively. Interest expense on the loan for the three and six months ended December 31, 2021 were $4,026 and $8,014, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, on December 21, 2021 entered into a finance lease agreement related to a solar energy system. The present value of the leased asset is included on the Consolidated Balance Sheets with property, plant and equipment as $125,969. The solar assets are amortized over a life span of 10 years with monthly payments, including GST, totaling $4,754 for the three months ended December 31, 2022 and $9,491 for the six months ended December 31, 2022.

The Marygold Companies, without inclusion of its subsidiary companies, as of December 31, 2022, has no debt.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2022 and June 30, 2022, USCF Investments held an initial investment position of $1.2 million and $1.3 million, respectively,  in one of its 40 Act funds, GLDX. This investment along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during the three months ended December 31, 2022 and 2021.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of December 31, 2022 and 2021. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

The Marygold Companies and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement, as amended, filed March 8, 2022 and the September 28, 2022 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our registration statement and Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

THE MARYGOLD COMPANIES, INC.

Dated: February 14, 2023	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Principal Financial and Accounting Officer