Form 10-Q
period 2023-03-31
Marygold Companies, Inc.
filed 2023-05-15
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The registrant’s common stock began trading on the NYSE American exchange on March 10, 2022. The registrant had 39,383,459 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on May 12, 2023. Series B Preferred stock is convertible to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2023

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	June 30, 2022 (1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,858,277	$12,915,620
Accounts receivable, net	1,089,286	959,350
Accounts receivable - related parties	1,745,159	2,230,874
Inventories	2,386,259	2,200,742
Prepaid income tax and tax receivable	1,034,746	1,166,318
Investments, at fair value	8,703,490	5,065,931
Other current assets	1,138,291	699,547
Total current assets	25,955,508	25,238,382

Restricted cash	417,467	1,013,279
Property, plant and equipment, net	1,288,421	1,391,894
Operating lease right-of-use asset	1,040,356	1,357,686
Goodwill	2,307,202	2,307,202
Intangible assets, net	2,420,029	2,708,896
Deferred tax assets, net - United States	753,078	753,078
Other assets, long - term	552,660	540,160
Total assets	$34,734,721	$35,310,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,414,628	$2,805,790
Expense waivers – related parties	28,970	70,199
Operating lease liabilities, current portion	578,030	660,957
Purchase consideration payable	604,990	1,237,207
Loans - property and equipment, current portion	33,307	33,496
Total current liabilities	3,659,925	4,807,649

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	417,694	459,178
Operating lease liabilities, net of current portion	488,424	743,923
Deferred tax liabilities, net-foreign	260,553	260,553
Total long-term liabilities	1,166,671	1,463,654
Total liabilities	4,826,596	6,271,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 49,360 shares issued and outstanding at March 31, 2023 and at June 30, 2022	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 39,383,459 shares issued and outstanding at March 31, 2023 and at June 30, 2022	39,384	39,384
Additional paid-in capital	12,359,500	12,313,205
Accumulated other comprehensive loss	(244,490)	(234,790)
Retained earnings	17,753,682	16,921,426
Total stockholders' equity	29,908,125	29,039,274
Total liabilities and stockholders' equity	$34,734,721	$35,310,577

(1) Derived from audited financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

Net revenue
Fund management - related party	$5,022,398	$5,868,558	$15,708,004	17,226,969
Food products	1,824,789	1,667,345	5,701,714	6,131,791
Security systems	576,248	555,006	1,870,986	1,888,362
Beauty products	745,468	702,779	2,334,009	2,716,702
Financial services	129,868	-	387,811	-
Net revenue	8,298,771	8,793,688	26,002,524	27,963,824

Cost of revenue	2,194,762	2,065,422	6,449,457	7,132,249

Gross profit	6,104,009	6,728,266	19,553,067	20,831,575

Operating expense
Salaries and compensation	2,354,903	1,969,998	7,530,000	6,677,378
General and administrative expense	1,750,148	1,651,057	5,268,952	4,973,337
Fund operations	1,080,834	1,171,282	3,333,666	3,375,135
Marketing and advertising	612,333	755,403	1,936,504	2,160,180
Depreciation and amortization	139,656	136,909	436,685	424,727
Legal settlement	-	-	-	2,500,000
Total operating expenses	5,937,874	5,684,649	18,505,807	20,110,757

Income from operations	166,135	1,043,617	1,047,260	720,818

Other income (expense):
Interest and dividend income	58,690	5,546	173,875	19,030
Interest expense	(4,887)	(9,856)	(16,315)	(30,142)
Other income (expense)	(96,390)	251,767	(67,644)	46,398
Total other income (expense), net	(42,587)	247,457	89,916	35,286

Income before income taxes	123,548	1,291,074	1,137,176	756,104

Benefit (provision) of income taxes	29,746	(420,940)	(304,920)	(743,628)

Net income	$153,294	$870,134	$832,256	$12,476

Weighted average shares of common stock
Basic	40,370,659	38,831,576	40,370,659	38,561,536
Diluted	40,438,348	38,831,576	40,401,952	38,561,536

Net income per common share
Basic	$0.00	$0.02	$0.02	$0.00
Diluted	$0.00	$0.02	$0.02	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

Net income	$153,294	$870,134	$832,256	$12,476

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(29,890)	79,394	(9,700)	(21,216)
Comprehensive income (loss)	$123,404	$949,528	$822,556	$(8,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(UNAUDITED)

Period Ending March 31, 2023	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2022	49,360	$49	39,383,459	$39,384	$12,313,205	$(234,790)	$16,921,426	$29,039,274
Loss on currency translation	-	-	-	-	-	(313,759)	-	(313,759)
Stock-based compensation	-	-	-	-	6,700	-	-	6,700
Net income	-	-	-	-	-	-	497,168	497,168
Balance at September 30, 2022	49,360	$49	39,383,459	$39,384	$12,319,905	$(548,549)	$17,418,594	$29,229,383
Gain on currency translation	-	-	-	-	-	333,949	-	333,949
Stock-based compensation	-	-	-	-	9,704	-	-	9,704
Net income	-	-	-	-	-	-	181,794	181,794
Balance at December 31, 2022	49,360	$49	39,383,459	$39,384	$12,329,609	$(214,600)	$17,600,388	$29,754,830
Loss on currency translation	-	-	-	-	-	(29,890)	-	(29,890)
Stock-based compensation	-	-	-	-	29,891	-	-	29,891
Net income	-	-	-	-	-	-	153,294	153,294
Balance at March 31, 2023	49,360	$49	39,383,459	$39,384	$12,359,500	$(244,490)	$17,753,682	$29,908,125

Period Ending March 31, 2022	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$142,581	$15,775,705	$25,286,664
Loss on currency translation	-	-	-	-	-	(86,168)	-	(86,168)
Net loss	-	-	-	-	-	-	(1,880,993)	(1,880,993)
Balance at September 30, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$56,413	$13,894,712	$23,319,503
Loss on currency translation	-	-	-	-	-	(14,442)	-	(14,442)
Net income	-	-	-	-	-	-	1,023,335	1,023,335
Balance at December 31, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$41,971	$14,918,047	$24,328,396
Gain on currency translation	-	-	-	-	-	79,394	-	79,394
Issuance of common stock in public offering, net of issuance costs of $545,090	-	-	1,897,500	1,897	2,982,363	-	-	2,984,260
Net income	-	-	-	-	-	-	870,134	870,134
Balance at March 31, 2022	49,360	$49	39,383,459	$39,383	$12,313,206	$121,365	$15,788,181	$28,262,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Month Period Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$832,256	$12,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436,685	424,727
Bad debt expense	1,378	3,175
Impairment of inventory value	2,698	3,478
Stock-based compensation	46,295	-
Unrealized loss (gain) on investments	76,604	(116,148)
Loss on disposal of equipment	-	37,189
Operating lease right-of-use asset - non-cash lease cost	432,089	494,375

Decrease (increase) in current assets:
Accounts receivable, net	(143,455)	57,416
Accounts receivable - related party	485,715	(308,514)
Prepaid income taxes and tax receivable	130,860	43,440
Inventories	(187,849)	(341,966)
Other current assets	(437,582)	(551,815)
(Decrease) increase in current liabilities:
Accounts payable, accrued expenses and legal settlement	(382,048)	(979,332)
Operating lease liabilities	(433,306)	(500,857)
Expense waivers - related party	(41,229)	(51,891)
Net cash provided by (used in) operating activities	819,111	(1,774,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(73,982)	(5,224)
Purchase consideration payable	(616,180)	-
Proceeds from sale of investments	4,276,765	506,492
Purchase of investments	(7,983,971)	(1,501,980)
Net cash (used in) investing activities	(4,397,368)	(1,000,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(10,737)	(11,159)
Principal payments of finance lease liability	(5,573)	(4,167)
Payment of issuance cost of common stock	-	(545,090)
Proceeds from issuance of common stock, net of underwriter discounts	-	3,529,350
Net cash (used in) provided by financing activities	(16,310)	2,968,934

Effect of exchange rate change on cash and cash equivalents	(58,588)	(86,305)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,653,155)	107,670

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	13,928,899	16,086,944

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$10,275,744	$16,194,614

Cash and cash equivalents	9,858,277	15,181,335
Restricted cash	417,467	1,013,279
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$10,275,744	$16,194,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$11,687	$12,264
Income taxes paid, net	$195,439	$833,901
NON CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants of common stock issued to underwriters	$-	$132,000
Acquistion of operating right-of-use assets through operating lease liability	$103,609	$995,805
Acquisition of equipment through finance lease liability	$-	$150,625

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of March 31, 2023, and estimated to launch commercial services in the coming fiscal year. Through March 31, 2023, expenditures have been limited to developing the business model and the associated application development.

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

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of income and comprehensive income (loss), and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2022 and filed with the U.S. Securities and Exchange Commission on September 28, 2022.

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net consist of receivables related to the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2023 and June 30, 2022, the Company had $384 and $4,350, respectively, reserved for as doubtful accounts.

Accounts receivable - related parties consist of fund asset management fees receivable related to the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of March 31, 2023 and June 30, 2022, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

The Marygold Companies, as a holding company, operates through its wholly owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had no revenues and no significant transactions for the three and nine months ended March 31, 2023 and 2022. Any transactions that did occur were included with those of the Company.

For our subsidiary, USCF Investments, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated three and nine month revenues as of March 31, 2023 compared with those at March 31, 2022 along with the accounts receivable – related parties as of March 31, 2023 and June 30, 2022 as depicted below.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Revenue		Revenue
Fund
USO	$1,875,162	37%	$3,186,393	54%
BNO	439,503	9%	498,603	8%
UNG	1,307,149	26%	534,048	9%
USCI	457,636	9%	565,816	10%
All Others	942,948	19%	1,083,698	19%
Total	$5,022,398	100%	$5,868,558	100%

	For the Nine Months Ended		For the Nine Months Ended
	March 31, 2023		March 31, 2022
			Revenue
Fund
USO	$6,900,591	44%	$9,304,211	54%
BNO	1,333,558	9%	1,489,400	9%
UNG	2,864,969	18%	1,648,194	9%
USCI	1,598,978	10%	1,537,179	9%
All Others	3,009,908	19%	3,247,985	19%
Total	$15,708,004	100%	$17,226,969	100%

	As of March 31, 2023		As of June 30, 2022
	Accounts Receivable		Accounts Receivable
Fund
USO	$594,541	34%	$1,101,495	49%
BNO	154,245	9%	192,208	9%
UNG	538,225	31%	249,638	11%
USCI	142,120	8%	270,796	12%
All Others	316,028	18%	416,737	19%
Total	$1,745,159	100%	$2,230,874	100%

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

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long-term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the three month period ended March 31, 2023, Gourmet Foods’ largest customer in the grocery industry, who operates through a number of independently branded stores, accounted for approximately 11% of baking sales revenues as compared to 22% for the three months ended March 31, 2022. For the nine months ended March 31, 2023, the largest customer accounted for approximately 13% of baking sales revenues as compared to 23% for the nine months ended March 31, 2022. This customer accounted for 21% of baking accounts receivable at March 31, 2023, as compared to 25% of baking accounts receivable as of June 30, 2022. A different customer, insignificant in baking sales percentage, did account for approximately 26% of baking accounts receivable as of June 30, 2022. No other grocery customer accounted for a significant percentage of sales as of the three or nine months ended March 31, 2023.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the three and nine month periods ended March 31, 2023 accounted for approximately 62% and 57%, respectively, of baking sales revenues as compared to 49% and 49% for the three and nine month periods ended March 31, 2022, respectively. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ accounts receivable, however as a group they accounted for 40% of baking accounts receivable as of March 31, 2023 as compared to 21% as of June 30, 2022. A second consortium of gasoline convenience stores accounted for 11% and 10% of baking sales revenues for the three and nine months ended March 31, 2023, respectively. The group also accounted for 22% and 23% of baking accounts receivable as of March 31, 2023 and June 30, 2022, respectively. This group was not a significant contributor to baking sales for the three and nine month periods ended March 31, 2022.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking sales revenue, however no single customer in this group was a significant contributor of baking sales revenues for the three month and nine month periods ended March 31, 2023 or March 31, 2022, nor a significant contributor to baking accounts receivable as of March 31, 2023 and June 30, 2022.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with one customer accounting for 52% and 50% of the printing sector revenues for the three and nine months ended March 31, 2023, respectively, as compared to 39% and 38% for the three and nine months ended March 31, 2022, respectively. This same customer accounted for 51% and 39% of the printing sector accounts receivable as of March 31, 2023 and June 30, 2022, respectively. A second customer accounted for 21% of printing accounts receivable as of March 31, 2023 and was insignificant as of June 30, 2022.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 38%, 21% and 7% of Gourmet Foods' consolidated gross revenues for the three months ended March 31, 2023 compared to 36%, 16% and 12% for the three months ended March 31, 2022. For the nine month period ended March 31, 2023, these three customers accounted for 36%, 21% and 8% of consolidated gross revenues as compared to 31%, 15% and 14% for the nine month period ended March 31, 2022. These customers accounted for 16%, 31% and 9% of the consolidated accounts receivable of Gourmet Foods as of March 31, 2023 as compared to 7%, 26% and 8%, respectively, as of June 30, 2022.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 48% of the total Brigadier revenues for the three and nine month periods ended March 31, 2023, as compared to 57% and 51% for the three and nine month periods ended March 31, 2022, respectively. The same customer accounted for approximately 28% of Brigadier's accounts receivable as of March 31, 2023 as compared to 31% as of June 30, 2022. A second customer accounted for 11% of Brigadier revenues for the three months ended March 31, 2023 but was insignificant for the nine month period ended March 31, 2023. This customer accounted for approximately 16% of Brigadier's accounts receivable as of March 31, 2023 and nil as of  June 30, 2022.

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

The Marygold Companies, through Original Sprout, sells its products through 3 channels to market: 1) direct sales to end users via online shopping carts, 2) sales through wholesale distributors who, in turn, sell to other retailers or wholesalers, and 3) to retailers selling to end users either from the shelf or online.

Original Sprout, has thousands of customers and, from time to time, certain customers (typically wholesalers and retailers) become significant contributors to revenues during specific reporting periods, but may not be significant during other periods. Original Sprout had two significant customers for the three month period ended March 31, 2023 who accounted for 13% and 11% of gross revenues. No other customers accounted for a significant percentage of sales revenues for the three or nine months ended March 31, 2023 and 2022. Five different customers, none of whom contributed significant sales levels, accounted for a total of 81% of Original Sprout's accounts receivable with a range from 12% to 20% each as of March 31, 2023 compared to 6 customers accounting for 87% of accounts receivable ranging from 11% to 19% as of June 30, 2022. Due to Original Sprout's policy of shipping only after payment is received for most customers, the number of customers afforded limited credit is very small and is typically comprised of the same buyers at any reporting period.

The Marygold Companies, through Original Sprout, is dependent upon its relationships with product packaging companies who, at the direction of Original Sprout, produce the products in accordance with proprietary formulas, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by third-party packaging companies, although if these relationships were to fail there are other similar packaging companies available to Original Sprout at competitive pricing. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in timely fashion or at the expected price point. To safeguard against this possibility, Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

The Marygold Companies, through Marygold & Co. (UK), had no significant customer or vendor concentrations as of or for the three and nine month periods ended March 31, 2023 and June 30, 2022.

Inventories

Inventories, consisting primarily of: (i) food products, printing supplies, and packaging in New Zealand; (ii) hair and skin care finished products and components in the U.S.; and, (iii) security system hardware in Canada, are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S. is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three months ended March 31, 2023 and 2022, the expense for slow-moving or obsolete inventory was $2,405 and $0, respectively. For the nine months ended March 31, 2023 and 2022, the expense for slow-moving or obsolete inventory was $2,698 and $3,478, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internal use software in process for the business applications of Marygold to be launched in the coming fiscal year. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the nine month period ended March 31, 2023 or the fiscal year ended June 30, 2022.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the nine month period ended March 31, 2023 or the fiscal year ended June 30, 2022.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the nine month period ended March 31, 2023 or the fiscal year ended June 30, 2022.

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

Warrants to Purchase Common Stock

The Company from time to time will issue warrant instruments to purchase common stock and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). Generally, warrants issued in connection with debt and equity financings are presented as a component of equity unless the warrants include a conditional obligation to issue a variable number of shares among other conditions, or it is possible that the Company may need to settle the warrants in cash, in which instance the warrants would be accounted for as non-current liabilities in the accompanying balance sheets. As of March 31, 2023 and June 30, 2022 all outstanding warrants are classified as equity instruments

.

Stock-Based Compensation

Stock-based compensation expense is measured based on grant date at fair value using the Black-Scholes option pricing model for stock options and the grant date closing stock price for restricted stock awards. The Company recognizes stock-based compensation expense related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four to five years. The Company accounts for forfeitures as they occur. Stock-based compensation consists entirely of vesting related to restricted stock awards and stock options for the three and nine month periods ended March 31, 2023, and as such awards were granted during the nine months ended March 31, 2023. (see Note 12- Stock-based Compensation)

Revenue Recognition

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

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Condensed Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three and nine months ended March 31, 2023, were approximately $77,878 and $247,720, or approximately 13% of the total security system revenues as compared to $171,798 and $318,394 for the three and nine months ended March 31, 2022, respectively, or 31% and 17% of the total security system revenues. These revenues for the three and nine months ended March 31, 2023 account for approximately 1% of total consolidated revenues as compared to 1% and 2% for the three and nine months ended March 31, 2022, respectively. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended March 31, 2023 and March 31, 2022 were $0.6 million and $0.8 million, respectively. Marketing and advertising costs for the nine months ended March 31, 2023 and March 31, 2022 were $1.9 million and $2.2 million, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the nine months ended March 31, 2023 and year ended June 30, 2022 a determination was made that no adjustments were necessary.

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

Basic net income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also, as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Potentially dilutive securities include the Series B Convertible Preferred Shares, outstanding unvested restricted stock awards, and outstanding warrants to purchase common stock. The treasury stock method is used to compute the potentially dilutive effect of outstanding warrants, stock options, and unvested restricted stock. Under this method, options, warrants, and unvested restricted stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three and nine months ended March 31, 2023, the Company excluded 364,196 common stock equivalents because their inclusion would be antidilutive. For the three and nine months ended March 31, 2022, the Company excluded 82,500 common stock equivalents because their inclusion would be antidilutive.

On August 25, 2021 the Company adopted the 2021 Omnibus Equity Incentive Plan (the "Plan") and had not issued any awards under the Plan as of June 30, 2022. During the nine months ending March 31, 2023 the Company issued 277,037 restricted stock awards and 50,000 stock options to employees. The Company has also authorized a reverse stock split of its Common Stock by a ratio of not less than 1-for-1.5 and not more than 1-for-2.75 (the “Reverse Stock Split”) at any time prior to the one year anniversary of filing of a definitive Information Statement on Schedule 14C with the Board of Directors (the "Board") having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set within the above range as determined by the Board in its discretion.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended March 31, 2023
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$149,545	39,383,459	$0.00
Net income available to preferred shareholders	3,749	987,200	$0.00
Basic net income per share	$153,294	40,370,659	$0.00

Diluted net income per share:
Net income available to common shareholders, basic	$149,295	39,383,459
Impact of dilutive securities	257	67,689
Net income available to common shareholders, diluted	149,552	39,451,148	$0.00
Net income available to preferred shareholders	3,742	987,200	$0.00
Diluted net income per share	$153,294	40,438,348	$0.00

	For the Three Months Ended March 31, 2022
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$848,013	37,844,376	$0.02
Net income available to preferred shareholders	22,121	987,200	$0.02
Basic and diluted income per share	$870,134	38,831,576	$0.02

	For the Nine Months Ended March 31, 2023
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$811,905	39,383,459	$0.02
Net income available to preferred shareholders	20,351	987,200	$0.02
Basic income per share	$832,256	40,370,659	$0.02

Diluted income per share:
Net income available to common shareholders, basic	$811,276	39,383,459
Impact of dilutive securities	644	31,293
Net income available to common shareholders, diluted	811,920	39,414,752	$0.02
Net income available to preferred shareholders	20,336	987,200	$0.02
Diluted income per share	$832,256	40,401,952	$0.02

	For the Nine Months Ended March 31, 2022
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$12,157	37,574,336	$0.00
Net income available to preferred shareholders	319	987,200	$0.00
Basic and diluted income per share	$12,476	38,561,536	$0.00

NOTE 4.	INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Raw materials	$1,281,529	$1,273,581
Supplies and packing materials	177,854	195,207
Finished goods	926,876	731,954
Total inventories	$2,386,259	$2,200,742

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Plant and equipment	$1,957,622	$1,905,921
Furniture and office equipment	276,975	254,616
Land and building	561,987	590,662
Vehicles	359,383	363,295
Solar energy system	138,731	138,030
Total property, plant and equipment, gross	3,294,698	3,252,524
Accumulated depreciation	(2,006,277)	(1,860,630)
Total property, plant and equipment, net	$1,288,421	$1,391,894

For the three and nine months ended March 31, 2023 depreciation expense for property, plant and equipment totaled $50,587 and $147,818, respectively, as compared to $59,145 and $187,978 for the three and nine months ended March 31, 2022.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Customer relationships	$1,363,935	$1,363,935
Brand name	1,297,789	1,297,789
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	4,413,210	4,413,210
Less : accumulated amortization	(1,993,181)	(1,704,314)
Net intangibles	$2,420,029	$2,708,896

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

	March 31,	June 30,
	2023	2022
Customer relationships	$1,363,935	1,363,935
Less: accumulated amortization	(586,929)	(458,550)
Total customer relationships, net	$777,006	$905,385

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

	March 31,	June 30,
	2023	2022
Brand name	$1,297,789	$1,297,789
Less: accumulated amortization	(280,018)	(249,831)
Total brand name, net	$1,017,771	$1,047,958

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of March 31, 2023, the fair value of the acquired domain names had been fully amortized.

	March 31,	June 30,
	2023	2022
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(36,913)
Total domain name, net	$-	$-

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

	March 31,	June 30,
	2023	2022
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(814,339)	(701,736)
Total recipes and formulas, net	$407,262	$519,865

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years. On December 18, 2017 the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired non-compete agreement was determined to be $190,000 and is amortized over the remaining useful life of 5 years. As of March 31, 2023, the value of the non-compete agreements had been fully amortized and the non-compete agreement is no longer effective.

	March 31,	June 30,
	2023	2022
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(274,982)	(257,284)
Total non-compete agreement, net	$-	$17,698

INTERNAL USE SOFTWARE

During the quarter ended December 31, 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of March 31, 2023 and June 30, 2022, have been capitalized as intangible assets. Once development has been completed and the product is commercially available, these capitalized costs will be amortized over their useful lives. As of March 31, 2023, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three and nine months ended March 31, 2023 was $89,069 and $288,867, respectively. The total amortization expense for intangible assets for the three and nine months ended March 31, 2022 was $77,764 and $236,750, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
2023	$90,059
2024	361,226
2025	345,962
2026	234,194
2027	92,417
Thereafter	1,296,171
Total	$2,420,029

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $1,138,291 as of March 31, 2023 and $699,547 as of June 30, 2022 are comprised of various components as listed below.

	As of March 31, 2023	As of June 30, 2022
Prepaid expenses	$1,054,686	$630,285
Other current assets	83,605	69,262
Total	$1,138,291	$699,547

Investments

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Condensed Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting unless the fair value option is elected under Accounting Standards Codification ("ASC") 825, Fair Value Option. As of March 31, 2023 and June 30 2022, the Company owned $1.3 million and $1.3 million, respectively, of the USCF Gold Strategy Plus Income Fund ("GLDX"), and $2.1 million  of the USCF Sustainable Battery Metals Strategy Fund ("ZSB") as of March 31, 2023, launched in January 2023. Both funds are related parties managed by USCF Advisers, which are included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. In addition to the holdings in GLDX and ZSB, the Company also invests in marketable securities. The Company recognized unrealized (losses) of ($88) thousand and ($77) thousand  for the three and nine months ended March 31, 2023 and ($176) thousand  and ($116) thousand for the three and nine months ended March 31, 2022, respectively. As of March 31, 2023 and June 30, 2022, the aggregate of such investments were approximately $8.7 million and $5.1 million, respectively.

All of the Company's short-term investments are classified as Level 1 assets as of March 31, 2023 and June 30, 2022. Investments measured at estimated fair value consist of the following as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,036,823	$-	$-	$3,036,823
Other short-term investments	277,271	-	(661)	276,610
Short-term treasury bills	1,958,546	13,374	-	1,971,920
Other equities	3,496,926	52,745	(131,534)	3,418,137
Total short-term investments	$8,769,566	$66,119	$(132,195)	$8,703,490

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,051,017	$-	$-	$1,051,017
Other short term investments	271,346	-	(1,919)	269,427
Short-term treasury bills	2,470,020	-	(4,156)	2,465,864
Other equities	1,246,926	32,697	-	1,279,623
Total short-term investments	$5,039,309	$32,697	$(6,075)	$5,065,931

During the nine month and one year periods ended March 31, 2023 and June 30, 2022, respectively, there were no transfers between Level 1 and Level 2.

Restricted Cash

At March 31, 2023 and  June 30, 2022, Gourmet Foods had on deposit NZ$20,000 (approximately US$12,550 and US$12,486, respectively, after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place. At March 31, 2023, Marygold UK had £326,491 (approximately US$404,907) on deposit to secure the final payment due under the stock purchase agreement to acquire Tiger Financial and Asset Management Limited. The cash securing the final payment is restricted from withdrawal or movement from the account until such time as the final settlement of the stock purchase agreement is reached with the seller. During the three month period ended March 31, 2023, Original Sprout began a campaign to match funds contributed for charitable donations. The total amount of restricted cash as of March 31, 2023 was $417,467 as compared to $1,013,279 as of June 30, 2022. The decrease relates to payments for consideration payable related to the Tiger Financial Asset Management acquisition to the seller.

Long Term Assets

Other long-term assets totaling $552,660 as of March 31, 2023 and $540,160 at June 30, 2022 consisted of:

(i)

$500,000 as of March 31, 2023 and  June 30, 2022 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the three months ended March 31, 2023 or the year ended June 30, 2022;

(ii)	$52,660 and $40,160 as of March 31, 2023 and at June 30, 2022, respectively, representing lease deposits and other prepayments.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.

Goodwill is comprised of the following amounts as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Goodwill - Marygold & Co. (UK)	1,263,729	1,263,729
Total	$2,307,202	$2,307,202

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months ended March 31, 2023 or 2022.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Accounts payable	$1,421,818	$2,001,978
Taxes payable	111,922	196,473
Accrued payroll, vacation and bonus payable	254,301	331,644
Accrued operating expenses	626,587	275,695
Total	$2,414,628	$2,805,790

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Notes payable totaling $600,000 in principal plus $144,000 in accrued interest were repaid to two shareholders as of June 30, 2022, and the Company currently has no notes payable outstanding to related parties. Interest expense for all related party notes for the three and nine months ended March 31, 2023 was $0 as compared to $5,987 and $18,226 for the three and nine months ended March 31, 2022, respectively.

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues, totaling $5.0 million and $5.9 million for the three month periods ended March 31, 2023 and 2022, respectively, and $15.7 million and $17.2 million for the nine month periods ended March 31, 2023 and 2022, respectively, were earned from these related parties. Accounts receivable, totaling $1.7 million and $2.2 million as of March 31, 2023 and June 30, 2022, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $29 thousand and $122 thousand for the three and nine months ended March 31, 2023 and $18 thousand and $77 thousand for the three and nine months ended March 31, 2022, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $29 thousand and $70 thousand as of March 31, 2023 and June 30, 2022, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. Such investments included GLDX and ZSB, related party funds managed by USCF Advisers, and as of March 31, 2023 had fair market values of $1.3 million and $2.1 million, respectively. As of June 30, 2022, only GLDX was held and the fair market value totaled $1.3 million. The Company owns approximately 40% of the outstanding shares of GLDX as of March 31, 2023 and June 30, 2022, and 91% of ZSB as of March 31, 2023, which are included in "other equities" in Note 7.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of March 31, 2023, Brigadier had an outstanding principal balance of CD$456,469 (approx. US$336,951 translated as of March 31, 2023) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022 include the amount of the principal balance which is due within twelve months as a current liability of US$14,854 and US$15,135, respectively, and a long-term liability of US$322,097 and US$350,293, respectively. Interest on the mortgage loan for the three months ended March 31, 2023 and 2022 was US$3,511 and US$3,865, respectively. Interest on the mortgage loan for the nine months ended March 31, 2023 was US$10,740 as compared to $11,884 for the nine months ended March 31, 2022. The loan matures and is due in full on June 30, 2024, prepayments are not allowed under terms of the loan agreement.

Included in loans related to property and equipment are the payments due under the solar energy system finance lease at Gourmet Foods. The Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022 include the present value amount due within twelve months as a current liability of US$18,453 and US$18,360, respectively, and a long term liability of US$95,597 and US$108,885, respectively. For details on the solar energy system finance lease commitment, refer to Note 15 herein.

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

Warrants to Purchase Common Stock

On March 14, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriter’s Warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The Underwriter’s Warrants may be exercised beginning on September 14, 2022, until March 14, 2027. The initial exercise price of each Warrant is $2.40 per share, which represents 120% of the Offering Price. The total fair value of the warrants granted to the Underwriter was $132,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: Risk-free interest rate of 2.10%, expected life of 5 years, dividend yield of 0% and volatility of 117%. As the warrant issuance was for services rendered related to an equity issuance, no expense was recognized for the three and nine months ending March 31, 2023 or the year ended June 30, 2022 related to the issuance.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series, 5,000,000 designated as Series A, and 45,000,000 designated as Series B. As of March 31, 2023 and June 30, 2022 there were no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. After conversion, there remain 49,360 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2023 and June 30, 2022.

Stock-based Compensation

During the nine months ending March 31, 2023 the Company's 2021 Omnibus Equity Incentive Plan issued 288,733 employee restricted stock awards (“RSA”). The fair value at the date of grant was $394,000 or $1.36 per share with the awards vesting over periods between 2023 and 2027.

	Restricted Stock Outstanding as of March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of June 30, 2022	-	$-
Granted – quarter ending September 30, 2022	277,037	$1.35
Granted – quarter ending March 31, 2023	11,696	$1.71
Vested	-	$-
Forfeited	-	$-
Unvested as of March 31, 2023	288,733	$1.36
Expected to vest	288,733

The following table summarizes the activities for the Company's stock options plan for the nine months ending March 31, 2023.

	Options Outstanding as of March 31, 2023
	Outstanding Stock Options	Weighted Average Exercise Price
Outstanding as of June 30, 2022	-	$-
Granted – granted quarter ending December 31, 2022	50,000	$1.45
Granted – granted quarter ending March 31, 2023	220,000	$1.64
Exercised	-	$-
Forfeited	-	$-
Outstanding and expected to vest as of March 31, 2023	270,000	$1.61
Exercisable as of March 31, 2023	-	$-

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2023 was $44,550. As of March 31, 2023, there was a total of $406,695 of unrecognized compensation expense related to outstanding stock options that will be recognized over a weighted average period of 4 years. The fair value of these options, calculated using the Black-Scholes option-pricing model was determined to be $423,800 using the following assumptions: expected term of 6.63 years, volatility of 192%, risk free interest rate of 3.59%, and expected dividend rate of 0%. The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of March 31, 2023 and assumes no forfeiture activity. The Company expects to recognize this expense over the remaining weighted-average period of 2.3 years.

Fiscal Period
Remaining three months of fiscal 2023	$37,222
Fiscal 2024	182,919
Fiscal 2025	217,798
Fiscal 2026	253,875
Fiscal 2027	84,191
Total stock-based compensation	$776,005

There were no shares issued for vendor services during the three and nine months ending March 31, 2023 and March 31, 2022.

NOTE 13.	BUSINESS COMBINATIONS

On August 17, 2021, our wholly-owned subsidiary Marygold UK entered into a Stock Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited (“Tiger”), a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom with approximately £42 million in assets under management as of June 20, 2022. The transaction closed on June 20, 2022 with an agreed purchase price of £2,382,372 (translated to US$2,913,164 as of the closing date June 20, 2022), subject to adjustment as provided for in the SPA. As of  March 31, 2023, £1,882,372 had been paid with £500,000 (approximately US$604,990 translated as of March 31, 2023) remaining due and payable on December 31, 2023, subject to downward adjustment per the terms of the SPA for an amount up to £500,000 should existing clientele close their accounts prior to December 31, 2023. There is no provision for any upward adjustments. As a result, management was able to complete its preliminary purchase price allocation as follows, under the assumption no downward adjustment will take place on December 31, 2023. Included in the allocation are estimated income tax liabilities of approximately US$86,277 pertaining to the operations prior to acquisition, and US$113,833 of deferred income tax liabilities associated with the value of the acquired intangible assets. The amounts have been translated to US currency as of the acquisition date. Tiger will be operated as a subsidiary of Marygold UK and is expected to be initially cash flow neutral. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services to be offered by Marygold in the U.S. into the U.K. through the established contacts and certifications held by Tiger.

Item	Amount
Cash in bank	$1,159,020
Prepayments/deposits	17,962
Plant, property and equipment	2,922
Intangible assets	684,768
Goodwill	1,263,729
Tax liability	(86,277)
Deferred tax liability	(113,833)
Accounts payable and accrued expenses	(15,127)
Total Purchase Price	$2,913,164

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the three months ended March 31, 2022, assumes the acquisition of Tiger had occurred as of July 1, 2021, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Tiger been operated as part of the Company since July 1, 2021. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2022
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$8,793,688	$9,291,945	$27,963,824	$28,462,081
Net income	$1,291,074	$1,342,779	$756,103	$934,000
Basic earnings per share	$0.02	$0.02	$0.00	$0.00
Diluted earnings per share	$0.02	$0.02	$0.00	$0.00

NOTE 14.	INCOME TAXES

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

As of March 31, 2023, the Company's total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three months ended March 31, 2023 and March 31, 2022.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax benefit (expense) of $30 thousand and ($305) thousand for the three and nine months ended March 31, 2023, respectively, as compared to tax expense of ($421) thousand and ($744) thousand for the three and nine months ended March 31, 2022, respectively. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2018 through 2022 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2018 through 2022 remain open for examination by Canada and New Zealand authorities. As of March 31, 2023, there were no active taxing authority examinations.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The company opted to renew two leases during the nine month period ended March 31, 2023 and recognized an increase in right of use asset and corresponding operating lease liability of US$103,603 translated as of December 31, 2022. The leases mature between October 2025 and October 2026, and require monthly rental payments of approximately $23,903 (GST not included) translated to U.S. currency as of March 31, 2023. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate of approximately US$1,645 translated as of March 31, 2023. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,434 translated to U.S. currency as of March 31, 2023. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $23,625 commenced December 1, 2022. USCF Investments leases office space in Walnut Creek, California under an operating lease which expires in December 2023. Minimum monthly lease payments are approximately $13,063 with increases annually.

For three months ended March 31, 2023 and 2022, the combined lease payments of the Company and its subsidiaries totaled $204,709 and $204,816, respectively. For the nine month periods ended March 31, 2023 and 2022, the combined lease payments of the Company and its subsidiaries totaled $606,913 and $616,075, respectively. Lease payments are recorded under general and administrative expense in the Condensed Consolidated Statements of Income. As of March 31, 2023 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $1,040,356, recorded net of $26,098 in deferred rent, and $1,066,454 in total operating lease liabilities.

Future minimum consolidated lease payments for The Marygold Companies and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount	Finance Lease
2023	$191,781	$4,936
2024	513,089	19,743
2025	221,468	19,743
2026	182,044	19,743
2027	57,753	19,743
Thereafter	-	87,199
Total minimum lease payments	1,166,135	171,107
Less: present value discount	(99,681)	(50,049)
Total operating lease liabilities	$1,066,454	$121,058

The weighted average remaining lease term for the Company's operating leases was 3.01 years as of March 31, 2023 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$69,023) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$12,550) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Condensed Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of March 31, 2023 and June 30, 2022 the expense waiver payable was $29 thousand and $70 thousand, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application it enters into agreements with various service providers. As of March 31, 2023, Marygold has future payment commitments with its primary service vendors totaling $1.5 million including approximately $0.7 million due in fiscal 2023,$0.6 million due in fiscal 2024 and $0.2 million due in fiscal 2025.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and have moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants’ motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of March 31, 2023 and June 30, 2022. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

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

Retirement Plan

The Marygold Companies through its wholly owned subsidiary USCF Investments, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout and Marygold, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for USCF Investments, Original Sprout or Marygold for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Profit sharing contributions paid, on a consolidated basis, totaled approximately $56 thousand and $46 thousand for each of the three months ended March 31, 2023 and 2022, respectively, and for the nine months ended March 31, 2023 and 2022, totaled $190 thousand and $134 thousand, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of USCF Investments, Gourmet Foods, Brigadier, the Original Sprout business unit of Kahnalytics, and with the acquisition of Tiger Financial and Asset Management by our subsidiary Marygold UK, the Company has identified five segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry, Canada security alarm systems and UK financial services. Our development stage subsidiary, Marygold, has not begun operations, so their accounts have been consolidated with those of the parent, The Marygold Companies, and are not identified as a separate segment. The Company's reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary USCF Investments. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly owned subsidiary Gourmet Foods and its subsidiary, Printstock. In Canada, the Company provides security alarm system installation and maintenance services to residential and commercial customers sold through its wholly owned subsidiary, Brigadier. In the U.K., the Company offers investment advice and manages investments for U.K. customers through Marygold UK and its wholly owned subsidiary Tiger Financial and Asset Management. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars. The Company files income taxes as a combined group and records most income taxes at the parent level.

The following table presents a summary of identifiable assets as of March 31, 2023 and June 30, 2022.

	March 31,	June 30,
	2023	2022
Identifiable assets:
Corporate headquarters - including Marygold	$4,258,754	$7,243,332
U.S.A. : investment fund management - related party	19,013,425	18,006,771
U.S.A. : beauty products	3,055,745	3,484,315
New Zealand: food industry	3,980,514	3,983,381
Canada: security systems	2,562,869	2,592,778
U.K.: financial services (1)	1,863,414	-
Consolidated total	$34,734,721	$35,310,577

(1) The assets of Marygold & Co. (UK) were included with corporate headquarters at June 30, 2022 and totaled US$2,490,712 translated as of June 30, 2022.

The following table presents a summary of operating information for the three months ended December 31:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues from external customers:
U.S.A. : investment fund management - related party	$5,022,398	$5,868,558
U.S.A. : beauty products	745,468	702,779
New Zealand : food industry	1,824,789	1,667,345
Canada : security systems	576,248	555,006
U.K.: financial services	129,868	-
Consolidated total	$8,298,771	$8,793,688

Net income (loss):
U.S.A. : investment fund management - related party	$1,892,103	$2,322,177
U.S.A. : beauty products	(132,603)	(146,959)
New Zealand : food industry	(34,477)	(72,388)
Canada : security systems	73,132	39,689
U.K.: financial services	10,256	-
Corporate headquarters - including Marygold	(1,655,117)	(1,272,385)
Consolidated total	$153,294	$870,134

The following table presents a summary of operating information for the nine months ended December 31:

	Nine Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2022
Revenues from external customers:
U.S.A. : investment fund management - related party	$15,708,004	$17,226,969
U.S.A. : beauty products	2,334,009	2,716,702
New Zealand : food industry	5,701,714	6,131,791
Canada : security systems	1,870,986	1,888,362
U.K.: financial services	387,811	-
Consolidated total	$26,002,524	$27,963,824

Net (loss) income:
U.S.A. : investment fund management - related party	5,459,141	3,939,412
U.S.A. : beauty products	(193,705)	(155,155)
New Zealand : food industry	183,600	217,280
Canada : security systems	253,540	180,641
U.K.: financial services	33,312	-
Corporate headquarters - including Marygold	(4,903,632)	(4,169,702)
Consolidated total	$832,256	$12,476

The following table presents a summary of capital expenditures for the three month periods ended December 31:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	-	968
New Zealand: food industry	34,559	676
Canada: security systems	4,493	-
U.K.: financial services	-	-
U.S.A. : corporate headquarters - including Marygold	-	-
Consolidated	$39,052	$1,644

The following table presents a summary of capital expenditures for the nine month periods ended December 31,:

	Nine Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2022
Capital expenditures, net of disposals:
U.S.A.: investment fund management	$-	$-
U.S.A.: beauty products	1,778	1,508
New Zealand: food industry	41,889	3,716
Canada: security systems	8,630	-
U.K.: financial services	1,772	-
U.S.A.: corporate headquarters - including Marygold	19,913	-
Consolidated	$73,982	$5,224

The following table represents the property, plant and equipment in use at each of the Company's locations as of March 31, 2023 and June 30, 2022:

	As of March 31, 2023	As of June 30, 2022

Asset Location
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	62,456	60,678
New Zealand: food industry	2,290,034	2,235,896
Canada: security systems	880,144	916,054
U.K.: financial services	21,722	19,467
U.S.A. : corporate headquarters - including Marygold	40,342	20,429
Total all Locations	3,294,698	3,252,524
Less accumulated depreciation	(2,006,277)	(1,860,630)
Net property, plant and equipment	$1,288,421	$1,391,894

NOTE 17.	SUBSEQUENT EVENTS

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC,  (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, still in the development stage as of March 31, 2023, and estimated to launch commercial services in the current fiscal year. Through March 31, 2023, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company (“Marygold UK”), was established to act as a holding company for acquisitions to be made in the U.K. As of June 30, 2022, the accounts of Marygold UK are consolidated with its wholly owned subsidiary, Tiger Financial and Asset Management Limited.

Because the Company conducts its businesses through its wholly owned operating subsidiaries, the risks related to our wholly owned subsidiaries are also risks that impact the Company's financial condition and results of operations.  See, "Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the notes to the condensed consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, and related geopolitical events has lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Company and its wholly owned subsidiaries. The financial risk to future operations is largely unknown, (refer to Part II, Item 1A, for further details.)

Results of Operations

The Marygold Companies and Subsidiaries

Financial summary and comparison data for the three month periods ended March 31, 2023 and March 31, 2022.

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue and Operating Income

Consolidated revenue for the three months ended March 31, 2023 was $8.3 million representing a $0.5 million decrease from the three months ended March 31, 2022 revenue of $8.8 million. The decrease in consolidated revenues was primarily attributed to a decrease of $0.8 million in revenues of USCF Investments which were impacted by lower assets under Assets Under Management ("AUM"). The other operating subsidiaries combined for an increase of $0.3 million for the three months ended March 31, 2023 as compared to March 31, 2022 which partially offset the decrease of USCF Investments. Our recent Marygold UK acquisition also contributed $0.1 million to overall revenue compared to $0 during the three months ended March 31, 2022. The Marygold Companies produced an operating income for the three months ended March 31, 2023 of $0.2 million as compared to an operating income of $1.0 million for the three months ended March 31, 2022. This represents an decrease in operating income of $0.8 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. Apart from the $0.5 million decline in revenues, the difference in operating income is attributed to higher general & administrative ("G&A") expenses and additional expenses incurred by our subsidiary, Marygold & Co., in development of its mobile fintech app, which amounted to approximately $1.0 million.

Other (Expense) Income

Other (expense) income for the three months ended March 31, 2023 was ($43) thousand compared to the same period in 2022 where other income was $247 thousand, resulting in income before income tax for the three months ended March 31, 2023 and 2022 of $0.1 million and $1.3 million, respectively.

Income Tax

Benefit (provision) for income tax for the three months ended March 31, 2023 and 2022 was $30 thousand and ($421) thousand, respectively, primarily attributable to our United States operations through our USCF Investments subsidiary. The Company files income taxes as a combined group and records most income taxes at the parent level. The remaining income tax expense was recorded at the subsidiary level during the three months ended March 31, 2023 and 2022.

Net Income

Overall, the net income between the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 decreased by approximately $0.7 million, or approximately 82%, to approximately $0.2 million. The decrease in net income for the three months ended March 31, 2023 was primarily due to $0.5 million in lower revenue, an increase in staffing and other expenses at our development stage company, Marygold, and other expenses rather than other income.

Comprehensive Income

After giving consideration to currency translation (loss) gain of approximately ($30) thousand our comprehensive income for the three months ended March 31, 2023 was $123 thousand as compared to the three months ended March 31, 2022 where there was a currency translation gain of $79 thousand which resulted in comprehensive income of $950 thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in the U.K., New Zealand and Canada.

For the Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

Revenue and Operating Income

Consolidated revenue for the nine months ended March 31, 2023 was $26 million representing a $2 million decrease from the same prior year period revenue of $28 million. Net revenues declined from our fund management business as a result of lower AUM by approximately $1.5 million, or 9%, for the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022. The Company's revenues derived from its other operating units decreased by $0.4 million, or 4%, from the same prior year period offset by $0.4 million from our Marygold UK subsidiary which had $0 revenue in the prior year nine month period, resulting in an overall decrease in consolidated revenue of approximately 7%. The Marygold Companies produced an operating income for the nine months ended March 31, 2023 of $1.0 million as compared to an operating income of $0.7 million for the nine months ended March 31, 2022. The increase in operating income was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement incurred in the prior year nine month period  in addition to lower revenue from USCF Investments and our other operating subsidiaries.

Other Income

Other income for the nine months ended March 31, 2023 increased $55 thousand compared to the same period in 2022 due to higher interest income and lower interest expense, and were $90 thousand and $35 thousand, respectively, resulting in income before taxes of $1.1 million and $0.8 million, respectively.

Income Tax

Provision for income tax for the nine months ended March 31, 2023 and 2022 were $0.3 million and $0.7 million, respectively, primarily attributable to our United States operations through our USCF Investment subsidiary. The Company files income taxes as a combined group and records most income taxes at the Parent level.

Net Income (Loss) and Comprehensive Income (Loss)

Overall, the net income for the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022 increased by approximately $0.8 million. The increase in profits for the nine months ended March 31, 2023 was primarily attributable to the $2.5 million SEC / CFTC Wells Notice settlement  recorded in the prior year reporting period in addition to lower revenue from each of our operating subsidiaries. Adding to the loss were expenses of $2.4 million related to our development stage subsidiary, Marygold. After giving consideration to currency translation loss of ($10) thousand our comprehensive income for the nine months ended March 31, 2023 was $0.8 million as compared to the nine months ended March 31, 2022 where there was a currency translation loss of ($21) thousand resulting in a comprehensive loss of ($9) thousand. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates related to the effects in the valuation of our holdings in New Zealand and Canada.

Investment Fund Management - USCF Investments

USCF Investments was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a large cap value equity fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”). In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) as an open-end management investment company registered under the 1940 Act. The Trust is authorized to have multiple segregated series or portfolios. USCF Investments owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies.  USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933.  USCF Investments operates through USCF and USCF Advisers, which collectively operate twelve exchange-traded products (“ETPs”) and exchange traded funds (“ETFs”), regulated by the 1940 Act and 1933 Act, and listed on the NYSE Arca, Inc. (“NYSE Arca”) with a total of approximately $3.7 billion assets under management as of March 31, 2023. USCF Investments and subsidiaries USCF and USCF Advisers are collectively referred to as “USCF Investments” hereafter.

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

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021
USCF Gold Strategy Plus Income Fund ("GLDX")	Fund launched November 2021
USCF Dividend Income Fund ("UDI")	Fund launched June 2022
USCF Sustainable Battery Metals Strategy Fund ("ZSB")	Fund launched January 2023

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

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

Average AUM for the three months ended March 31, 2023 was at $3.7 billion, as compared to approximately $4.4 billion from the three months ended March 31, 2022 primarily due to a decrease in USO, USCI and CPER AUM, partially offset by an increase in UNG and UMI AUM. As a result, the revenues from management and advisory fees decreased by approximately $846 thousand, or 14%, to $5.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 where revenues from management and advisory fees totaled $5.9 million.

Expenses

USCF Investments total operating expenses for three months ended March 31, 2023 decreased approximately $561 thousand to $3.1 million compared to the three months ended March 31, 2022. Variable expenses, as described above, decreased by $355 thousand due to a decrease in total AUM along with a new negotiated agreement with the existing marketing distributor resulting in lower fees, which included a $292 thousand decrease in variable marketing and distribution expenses, in addition to small decreases in fund accounting and administration expenses and in sub-advisory fees related to lower AUM over the prior year quarter. General and administrative ("G&A") expenses decreased $69 thousand to $535 thousand from $604 thousand for the three months ended March 31, 2023 compared to three months ended March 31, 2022, respectively. G&A expenses decreased  primarily due to lower legal and professional expenses. Total marketing expenses decreased $251 thousand to $374 thousand for the three months ended March 31, 2023 compared to $625 thousand for the three months ended March 31, 2022 due to the new reduced fee agreement with the existing marketing distributor as noted above. Employee salaries and benefit compensation expenses were approximately $1.0 million for the three months ended March 31, 2023 and $1.2 million for the three months ended March 31, 2022 due to allocating employee costs related to time working at the  Marygold Companies, Inc. corporate level. Operations expenses decreased $90 thousand to $1.1 million during the quarter compared $1.2 million to the prior year quarter.

Income

Operating income decreased $0.3 million to $1.9 million for the three months ended March 31, 2023 from $2.2 million for the three months ended March 31, 2022. Other income (expense) was ($52) thousand for the three months ended March 31, 2023 compared to $93 thousand for the three months ended March 31, 2022 due to unrealized (losses) gains in investments partially offset by interest income. Net income before income taxes for the three months ended March 31, 2023 decreased $0.4 million to $1.9 million compared to $2.3 million for three months ended March 31, 2022 due to a $0.9 million decrease in revenue as a result of lower AUM, offset by a $0.6 million decrease in total expenses and a $0.1 million increase in Other non-operating expenses.

For the Nine Months Ended March 31, 2023, Compared to the Nine Months Ended March 31, 2022

Revenue

Average AUM for the nine months ended March 31, 2023 was at $3.8 billion, as compared to approximately $4.3 billion from the nine months ended March 31, 2022 primarily due to decreases in USO, BNO and USL AUM. As a result, the revenues from management and advisory fees decreased by approximately $1.5 million, or 9%, to $15.7 million for the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022 where revenues from management and advisory fees totaled $17.2 million.

Expenses

USCF Investments total operating expenses decreased to $10.3 million, or approximately 23%, from $13.4 million for the nine months ended March 31, 2023 compared to same prior year period after recording the $2.5 million SEC / CFTC Wells Notice settlement in the prior year period. Excluding the Wells Notice settlement from the prior year period, total operating expenses decreased $603 thousand, or approximately 6%. Variable expenses, as described above, decreased by the same amount of $603 thousand over the respective nine-month period due to lower overall average AUM offset by a small increase in sub-advisory fees for UMI which did not exist for the full prior year nine month period, as well as with small offset decreases in USCI and CPER sub-advisory fees due to decreases in their respective AUM from the prior year nine month period. G&A expenses were $1.8 million and $1.6 million for the nine months ended March 31, 2023 and March 31, 2022, respectively. G&A expenses increased $0.2 million due to increases in travel & entertainment and professional fees. Total marketing expenses decreased $0.5 million to $1.3 million for the nine months ended March 31, 2023 as compared to the prior year period due to a decrease in variable distribution costs as a result of lower AUM  and reduced rates in marketing distribution expenses as mentioned above partially offset by increases in marketing and conference expenses. Employee salaries and benefit compensation expenses were approximately $3.7 million and $4.0 million for the nine months ended March 31, 2023 and March 31, 2022, respectively due to to allocating employee costs related to time working at the  Marygold Companies, Inc. corporate level. Operations expenses remained flat at approximately $3.3 million.

Income

Operating income, excluding the $2.5 million settlement expense in the prior year, decreased $0.9 million to $5.4 million for the nine months ended March 31, 2023, or approximately 14%, from $6.3 million for the nine months ended March 31, 2022.  Other  income (expense) was $66 thousand for the nine months ended March 31, 2023 compared to $136 thousand for the nine months ended March 31, 2022. Income before income taxes for the nine months ended March 31, 2023 decreased $1.0 million, to $5.4 million, excluding the prior year SEC / CFTC Wells Notice settlement, compared to $6.4 million for nine months ended March 31, 2022 due to a $1.5 million decrease in revenue as a result of lower AUM offset by a decrease of $0.6 million in total operating expenses and an decrease of $0.1 million in other income.

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

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

Net revenues for the three months ended March 31, 2023 were $1.8 million with cost of goods sold of $1.5 million resulting in a gross profit of $0.3 million, or approximately 18% gross margin, as compared to the three month period ended March 31, 2022 where net revenues were $1.7 million and cost of goods sold were $1.4 million producing a gross profit of $0.3 million, or approximately 18%.

Expenses

Operating expenses, including wages and marketing, for the three month periods ended March 31, 2023 and March 31, 2022 were $0.4 million and $0.4 million, respectively, producing an operating loss of ($42) thousand and ($84) thousand, respectively, or approximately nil% operating income for the three months ended March 31, 2023 and (5%) for the three months ended March 31, 2022. Other income totaled $6 thousand for three months ended March 31, 2023 as compared to $13 thousand for the three months ended March 31, 2022.

(Loss) Income

(Loss) for the three months ended March 31, 2023 was approximately ($36) thousand as compared to ($72) thousand for the three months ended March 31, 2022.

For the Nine Months Ended March 31, 2023, Compared to the Nine Months Ended March 31, 2022

Revenue

Net revenues for the nine months ended March 31, 2023 were $5.7 million with cost of goods sold of $4.3 million resulting in a gross profit of $1.4 million, or approximately 25% gross margin, as compared to the nine month period ended March 31, 2022 where net revenues were $6.1 million and cost of goods sold were $4.6 million producing a gross profit of $1.5 million, or approximately 24%. The decrease in revenues is largely due to a changing product mix due to the rising costs of some raw ingredients, and the company's response to focus on production of higher margin products even though they may have a lower selling price.

Expenses

General, administrative and selling expenses, including wages and marketing, for the nine month periods ended March 31, 2023 and 2022 were $1.2 million and $1.2 million producing operating income of $0.2 million and $0.3 million, respectively, or approximately 4% net operating profit for the nine months ended March 31, 2023 and 5% for the nine months ended March 31, 2022. Other income for the nine month periods ended March 31, 2023 and 2022 were $15 thousand and $23 thousand, respectively.

Income

Income for the nine months ended March 31, 2023, after income tax provision of approximately $62 thousand, resulted in a net income of approximately $186 thousand, as compared to $215 thousand for the nine months ended March 31, 2022 where the income tax provision was approximately $88 thousand.

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

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

Net revenues for the three months ended March 31, 2023 were $0.8 million with cost of goods sold recorded as approximately $0.3 million, resulting in a gross profit of approximately $0.5 million with a gross margin of approximately 57% as compared to the three months ended March 31, 2022 where net revenues were approximately $0.6 million with cost of goods sold of $0.3 million and a gross profit of $0.3 million, or approximately 54%.

Expenses

Operating expenses for the three months ended March 31, 2023 were $0.2 million producing an operating profit of $0.1 million or approximately 13% as compared to the three months ended March 31, 2022 where operating profits were $38 thousand, or approximately 7%, with operating expenses of $0.3 million.

Income

Other income comprised of interest income, rental income and commission income totaled approximately $9 thousand for the three months ended March 31, 2023, and provision for income tax expense was $10 thousand, resulting in net income after income taxes of approximately $84 thousand as compared to net income after income taxes of approximately $40 thousand for the three months ended March 31, 2022 where other income totaled $5 thousand and income tax was $4 thousand.

For the Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

Revenue

Net revenues for the nine months ended March 31, 2023 were $1.9 million with cost of goods sold recorded as approximately $0.8 million, resulting in a gross profit of approximately $1.0 million with a gross margin of approximately 55% as compared to the nine months ended March 31, 2022 where net revenues were approximately $1.9 million with cost of goods sold of $0.9 million and a gross profit of $1.0 million, or approximately 53%.

Expenses

Operating expenses for the nine months ended March 31, 2023 were $0.8 million producing an operating profit of $0.3 million or approximately 14% as compared to the nine months ended March 31, 2022 where operating profits were $0.2 million, or approximately 11%, with operating expenses of $0.8 million.

Income

Other income totaled approximately $36 thousand and income tax provision was $44 thousand for the nine months ended March 31, 2023 resulting in income after income taxes of approximately $302 thousand as compared to income after income taxes of approximately $188 thousand for the nine months ended March 31, 2022 where other income totaled approximately $19 thousand and provision for income tax was approximately $33 thousand.

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

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

Net revenues for the three months ended March 31, 2023 were $0.7 million as compared to $0.7 million for the three months ended March 31, 2022. Cost of goods sold for the three months ended March 31, 2023 and March 31, 2022 were $0.4 million and $0.4 million, respectively, resulting in a gross profit of approximately $0.3 million and $0.3 million, respectively, or 40% as compared to 38% gross margin. The increase in gross profit percentage was due to the restructuring of domestic distribution channels in an effort to thwart Internet diverters.

Expenses

Operating expenses were approximately $0.4 million resulting in an operating loss of ($132) thousand, as compared to $0.4 million of operating expenses resulting in an operating loss of ($148) thousand for the three months ended March 31, 2022.

(Loss)

The net loss for the three months ended March 31, 2023 was approximately ($133) thousand after other expenses of $1 thousand as compared to ($147) thousand net loss for the three months ended March 31, 2022 where other income totaled $1 thousand.

For the Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

Revenue

Net revenues for the nine months ended March 31, 2023 were $2.3 million as compared to $2.7 million for the nine months ended March 31, 2022. Cost of goods sold for the nine months ended March 31, 2023 and March 31, 2022 were $1.3 million and $1.6 million, respectively, resulting in a gross profit of approximately $1.0 million and $1.1, respectively, for each period.

Expenses

Operating expenses for the nine months ended March 31, 2023 were approximately $1.2 million resulting in an operating loss of approximately ($192) thousand, as compared to $1.3 million of operating expenses resulting in an operating loss of approximately ($160) thousand for the nine months ended March 31, 2022.

Income (Loss)

The net loss for the nine months ended March 31, 2023 was approximately ($193) thousand after other expense of approximately $1 thousand as compared to ($155) thousand net loss for the nine months ended March 31, 2022 where the other income totaled approximately $5 thousand.

Financial Services - Marygold & Co. (UK) Limited

Marygold & Co. (UK) Limited was formed in August 2021 as a wholly owned subsidiary of The Marygold Companies. There were no operations in Marygold UK until June 20, 2022 when the acquisition of Tiger Financial and Asset Management Limited was completed in the U.K. Tiger is a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom. Tiger derives revenues from providing ongoing investment advice to clients as a percentage of total Assets Under Management (‘AUM’) which, as of March 31, 2023, totaled approximately £35 million. Additionally, the company earns fees and commissions on the sale of insurance-based products and other financial instruments secured through third parties. Results of operations for the period from June 20, 2022 through June 30, 2022 were insignificant and thus combined with those of the parent. Because the company has only begun operations in the current fiscal year, there is no comparison data for the prior year period. The accounts of Tiger are consolidated with those of Marygold UK.

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

For the three months ended March 31, 2023

Revenues

Net revenues for the three months ended March 31, 2023 were $130 thousand, resulting in a gross profit of $130 thousand as there are no cost of goods sold within the business.

Expenses

Operating expenses were approximately $114 thousand resulting in an operating income of $16 thousand.

Income

Net income, after giving consideration to interest income of $1 thousand and income tax provision of $5 thousand, was $12 thousand.

For the nine months ended March 31, 2023

Revenues

Net revenues for the nine months ended March 31, 2023 were $388 thousand, resulting in a gross profit of $388 thousand.

Expenses

Operating expenses were approximately $336 thousand resulting in an operating income of $52 thousand.

Income

Net income, after giving consideration to interest income of $3 thousand and income tax provision of $16 thousand, was $39 thousand.

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

As of March 31, 2023, we had $10.3 million of cash and cash equivalents on a consolidated basis as compared to $12.9 million as of June 30, 2022.

During the past five fiscal years combined, The Marygold Companies has invested an aggregate of approximately $6.6 million in cash towards purchasing and assimilating Printstock within Gourmet Foods, and adding the Original Sprout assets into the The Marygold Companies group of companies as well as forming a new U.K. limited company, Marygold UK, and funding it with enough capital to pay approximately $1.8 million in cash towards the $2.9 million purchase price of its subsidiary, Tiger. We have also invested approximately $8 million in the development of Fintech applications through our development stage subsidiary, Marygold. Despite these cash investments and expenses, our working capital position remains strong at $22 million. While The Marygold Companies intends to maintain and improve its revenue stream from wholly owned subsidiaries, The Marygold Companies continues to pursue acquisitions of other profitable companies which meet its target profile. Provided The Marygold Companies’ subsidiaries continue to operate as they are presently, and are projected to operate, The Marygold Companies has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic and the conflict in the Ukraine, the Company’s results of operations could be adversely impacted.

Lease Liability

The Company has various operating leases. The total amount due under these obligations was $1,166,135 and $1,404,880 as of March 31, 2023 and June 30, 2022, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 15 for further analysis of this obligation.

Borrowings

As of March 31, 2023, we had $0.4 million of third-party indebtedness on a consolidated basis as compared to $0.4 million of third-party indebtedness as of June 30, 2022. Approximately US$336,951 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of March 31, 2023 is approximately US$14,854, and the long term principal amount due is approximately US$322,097. Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three and nine months ended March 31, 2023 were US$3,511 and US$10,740, respectively. Interest expense on the loan for the three and nine months ended March 31, 2022 were $3,865 and $11,884, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, on December 21, 2021 entered into a finance lease agreement related to a solar energy system. The present value of the leased asset is included on the Consolidated Balance Sheets with property, plant and equipment as $121,058. The solar assets are amortized over a life span of 10 years with monthly payments, including GST, totaling $4,935 for the three months ended March 31, 2023 and $14,805 for the nine months ended March 31, 2023.

The Marygold Companies, without inclusion of its subsidiary companies, as of March 31, 2023, has no debt.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2023 and June 30, 2022, USCF Investments held an investment position in its 40 Act funds including GLDX of $1.3 million and $1.3 million, respectively, along with ZSB, launched January 2023, of $2.1 million as of March 31, 2023. This investment along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during the three months ended March 31, 2023 and 2022.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act ("CUSA"). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and have moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants’ motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation. No accrual has been recorded with respect to the above legal matters as of March 31, 2023 and 2022. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

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

Abrupt changes in market and general economic conditions may in the future adversely affect our business and profitability and cause volatility in our results of operations.

Economic and market conditions may have a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of general economic conditions and financial market activity.

Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver of SVB. On March 12, 2023, the FDIC was appointed receiver of Signature Bank. While we do not have any exposure to SVB, Signature Bank, or any other bank that has become insolvent to date, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations.

Our banking is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces banking investments and revenues. Reduced expectations of U.S. economic growth or a decline in the global economic outlook could cause financial market activity to decrease and negatively affect our banking investments and revenues. A sustained and continuing market downturn could lead to or exacerbate declines in the financial condition of the Company.

In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, level and volatility of interest rates, availability and market conditions of financing, economic growth or its sustainability, unforeseen changes to gross domestic product, inflation, energy prices, fluctuations or other changes in both debt and equity capital markets and currencies, political and financial uncertainty in the United States and the European Union, ongoing concern about Asia’s economies, global supply disruptions, complications involving terrorism and armed conflicts around the world (including the conflict between Russia and Ukraine), or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations

There have been no other material changes to the risk factors discussed in “Risk Factors” in our registration statement, as amended, filed on December 7, 2021, the related prospectus, and the September 28, 2022 filing of our Annual Report on Form 10-K. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company is aware that the Federal Deposit Insurance Corp. ("FDIC") has taken control of Silicon Valley Bank (“SVB”). The Company endeavors to not exceed the FDIC insured amount of $250,000 at SVB, though from time to time we have done so. The Company was not impacted by the failure of SVB.

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

THE MARYGOLD COMPANIES, INC.

Dated: May 15, 2023	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Principal Financial and Accounting Officer