Form 10-K
period 2023-06-30
Marygold Companies, Inc.
filed 2023-09-25
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29913

The Marygold Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)		90-1133909 (IRS Employer Identification No.)
120 Calle Iglesia Unit B San Clemente, CA 92672 (Address of principal executive offices) (Zip Code) Phone: 866.800.2978 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated files	☐	Accelerated files	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ ☒ Yes No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ ☒ Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $12,433,536 based upon the per share price of $1.50, as reported by our trading exchange platform, NYSE American, for the common stock as of December 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

The registrant's common stock began trading on the NYSE American exchange on March 10, 2022. The registrant had 39,383,459 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on September 20, 2023. Series B Preferred stock is convertible, under certain conditions, to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "would," "shall," "might," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the outcome of the class action litigation;
•

recent resolutions with the Securities and Exchange Commission (the "SEC") and the Commodity Futures Trading Commission (the "CFTC") against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, USCF Investments, Inc. ("USCF Investments") (f/k/a Wainwright Holdings), and other related parties, as disclosed under "Item 1. Legal Proceedings";

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

•	the evolution of technologies affecting our operating subsidiaries' products and markets;
•	our operating subsidiaries' ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
•	our operating subsidiaries' ability to successfully penetrate enterprise markets;
•	our operating subsidiaries' ability to successfully expand in our existing markets and into new markets, including international markets;
•	the attraction and retention of key personnel;
•	our ability to effectively manage our growth and future expenses;
•	worldwide economic conditions, including aftereffects from the economic disruption imposed by the COVID-19 pandemic, and the conflict in the Ukraine, and their impact on spending;
•	our operating subsidiaries' ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

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

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, completed its development phase in June 2023, and launched its commercial services in June 2023. Through June 30, 2023, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Operations are included in these consolidated financial statements beginning on the acquisition date of June 20, 2022.

The Company manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by the Company’s management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. The Company’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. The Company’s executive management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed. Across the Company and its subsidiaries the Company employs 101 people.

Subsidiary Business Overview

USCF Investments

On December 9, 2016, we acquired all of the issued and outstanding stock in USCF Investments. USCF Investments wholly owns both USCF and USCF Advisers, which collectively operate 14 exchange traded products (“ETPs”) and exchange traded funds (“ETFs”), each of which has its shares listed on the NYSE Arca, Inc. ("NYSE Arca").  The ETPs and ETFs managed by USCF and USCF Advisers have a total of approximately $3.5 billion in assets under management as of June 30, 2023. USCF Investments receives revenues as a result of its ownership of USCF and USCF Advisers, which provides investment management and advisory services in exchange for management fees charged against the ETPs and ETFs. The ETPs and ETFs managed by USCF and USCF Advisers invest in a broad base index or single commodity, particularly in oil, natural gas, gasoline and metals.

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

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021
USCF Gold Strategy Plus Income Fund ("GLDX")	Fund launched November 2021
USCF Dividend Income Fund ("UDI")	Fund launched June 2022
USCF Sustainable Battery Metals Strategy Fund ("ZSB")	Fund launched January 2023
USCF Energy Commodity Strategy Absolute Return Fund ("USE”)	Fund launched May 2023

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers are collectively referred to as the “Funds” hereafter.

For the year ended June 30, 2023 approximately 73% of USCF Investments’ revenue were attributed to its three largest funds which were United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Commodity Index Fund as compared to the year ended June 30, 2022 with approximately 73% of the revenue attributed to United States Oil Fund, LP, United States Natural Gas Fund, LP and United States Commodity Index Fund.

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

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers and cafes. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the year ended June 30, 2023, Gourmet Foods’ largest customer in the grocery and food industry, who operates through a number of independently branded stores, accounted for approximately 14% of baking sales revenues as compared to 22% for the year ended June 30, 2022. This customer accounted for 14% of the baking accounts receivable at June 30, 2023 as compared to 25% as of June 30, 2022. The second largest customer in the grocery and food industry did not account for significant sales during the years ended June 30, 2023 and 2022. However, this customer did account for 8% and 26% of baking accounts receivable as of June 30, 2023 and 2022, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the years ended June 30, 2023 and 2022 accounted for approximately 57% and 50%, respectively, of baking gross sales revenues. No single member of the consortium accounted for significant portion of baking sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ baking accounts receivable, however as a group they collectively accounted for 42% and 21% of baking accounts receivable as of June 30, 2023 and 2022, respectively. A second consortium of gasoline convenience stores accounted for 22% and 23% of baking accounts receivable as of June 30, 2023 and June 30, 2022, respectively. No single member of this consortium was a significant contributor to Gourmet Foods' sales revenues, but as a group they contributed 10% and 8% of the baking sales revenues for the years ended June 30, 2023 and 2022, respectively.

The third major customer group is independent retailers and cafes, which accounted for the balance of baking gross sales revenue, however no single customer in this group was a significant contributor of baking sales revenues or baking accounts receivable as of and for the years ended June 30, 2023 and 2022.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with the largest customer accounting for 49% of the printing sector revenues and 39% of the printing sector accounts receivable as of and for the year ended June 30, 2023 as compared to 37% of printing sector revenues and 39% of printing sector accounts receivable as of and for the year ended June 30, 2022. The second largest customer accounted for 10% of printing sector revenues and 34% of printing sector accounts receivable as of June 30, 2023. There were no sales to this customer for the year ended June 30, 2022. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the years ended June 30, 2023 and 2022.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 35%, 21% and 9% as compared to 32%, 14% and 13% of Gourmet Foods' consolidated gross revenues for the years ended June 30, 2023 and 2022, respectively. These same customers accounted for 15%, 5% and 27%, respectively, with one additional customer accounting for 24% of the consolidated accounts receivable of Gourmet Foods as of June 30, 2023 as compared to 8%, 7%, 26% and 0%, respectively, as of June 30, 2022.

Sources and Availability of Materials

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the aftereffects of the COVID-19 pandemic have resulted in increased cost of raw ingredients and local shipping. These cost increases, coupled with rising cost of labor, have negatively impacted Gourmet Foods profit margins and, in some instances, their ability to meet market demand in a timely manner. Although raw material availability has begun to return to normal levels, there remains a shortage of qualified labor for both the bakery and the printing sector at acceptable wage levels. Gourmet Foods is focused on securing the best prices available for raw materials in the local market and recruiting experienced staff to replace those persons who failed to return to the workplace after the lifting of the COVID-19 restrictions during the current fiscal year.

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

Employees

Gourmet Foods, including Printstock, employs approximately 52 persons in New Zealand.

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

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company that provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 42% and 52% of the total Brigadier revenues for the years ended June 30, 2023 and June 30, 2022, respectively. The same customer accounted for approximately 25% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2023 as compared to 31% as of June 30, 2022. No other customers were significant contributors to Brigadier sales revenues for the year ended June 30, 2023 or June 30, 2022, however another customer accounted for 27% of total Brigadier accounts receivable as of June 30, 2023 and 0% as of June 30, 2022.

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

Products and Customers

As a result of the COVID-19 pandemic, Original Sprout has made adjustments to its primary distribution and marketing channels. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas during the environment of social distancing and closures of retail businesses, consumers avoided traditional sales outlets. In response to this trend, many of Original Sprout's domestic distributors became retailers by selling direct to consumers on e-tail platforms. Original Sprout, in defense of its brand and price points, was compelled to commence a transition from its wholesale distribution model to one wherein Original Sprout sells direct to retail outlets, or even direct to consumers, through online platforms. The negative effects of this transition are being realized through reduced sales revenues as a result of cancellation of domestic distribution channels. This trend is expected to continue well into the coming fiscal year as Original Sprout engages new brand representation and secures reliable sales channels for its new and existing product lines.

Original Sprout sells its products through 3 channels to market: 1) direct sales to end users via online shopping carts, 2) sales through international wholesale distributors who, in turn, sell to other international retailers or wholesalers, and 3) to retail stores selling to end users either from the shelf or online.

Original Sprout has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Due to the increase in online sales channels and the discontinuation of most domestic distribution agreements, Original Sprout had no single customer who accounted for 10% or greater of total revenues for the year ended June 30, 2023 as compared to one customer who accounted for 11% of total revenues for the year ended June 30, 2022. There were four customers who accounted for 25%, 23% 13% and 11% of total accounts receivable at June 30, 2023. These same customers accounted for 11% 12% 15% and 0%, respectively, at June 30, 2022 with two other customers accounting for 16% and 13% of accounts receivable at June 30, 2022 while being insignificant at June 30, 2023.

Sources and Availability of Materials

Original Sprout is dependent upon its relationships with two product formulating and packaging companies who, at the direction of Original Sprout, produce its products in accordance with proprietary formulas, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by these two packaging companies. If these relationships were to terminate, Original Sprout believes that there are other similar packaging companies available to Original Sprout at competitive pricing. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in a timely fashion or at the expected price point. To safeguard against this possibility Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

Competition

Original Sprout manufactures and distributes only 100% vegan, safe and non-toxic, hair and skin care products which it believes differentiate it significantly from competitors that do not employ such standards. The use of organic and natural extracts is a growing trend in the U.S. and abroad, and other established brands are beginning to make products that directly compete with Original Sprout. As more entrants to the high-end, vegan, hair care segment come into existence it is inevitable that some will be better financed and have more brand recognition and resources than those of Original Sprout. Original Sprout is focused on promoting its own brand name as a recognized pioneer in 100% vegan, safe, effective, hair care products through the recruitment of additional distributors, contracts with additional nationwide retail stores, a continued emphasis on online sales either directly or through retail stores and an increased social media presence. Original Sprout believes that these steps will allow for the continued growth of annual revenues and market share protection, though there can be no guarantees that such efforts will be sufficient to offset the effects of competition in the future.

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

Employees

Original Sprout employees approximately 7 persons on a full-time basis, not including temporary workers or "temp-to-hire" status workers, in California.

Marygold

Marygold completed its development phase in June 2023. Marygold continues to devote considerable resources to the development of a proprietary Fintech software application that is envisioned to provide a superior mobile banking experience to its customers. Marygold employs six full time staff members and also subcontracts for a variety of services, both in the U.S. and internationally. These operating expenses are combined with those of The Marygold Companies in our Consolidated Financial Statements and segmented reports. Marygold launched its mobile app in June 2023 and thus had insignificant operations during the current year.  For fiscal 2024  its operations will be segregated from those of the parent, The Marygold Companies.

Marygold UK

Marygold UK was formed under the laws of England and Wales as a wholly owned subsidiary of The Marygold Companies for the specific purpose of acquiring existing operating companies in the financial services sector of the U.K. On June 20, 2022, Marygold UK entered into a Variation Agreement providing for a revised schedule of payments which shall be paid by Marygold UK to the seller, as described therein (the "Variation Agreement") and simultaneously therewith, Marygold UK completed the acquisition of Tiger Financial and Asset Management Limited ("Tiger"). Prior to June 20, 2022, Marygold UK had no operations, and any incidental expenses were consolidated with those of the parent. For the period June 20, 2022 through June 30, 2023, operating income and expenses were de minimis and are combined with those of the parent in our Consolidated Financial Statements and segmented reports where indicated. The business of Marygold UK will be that of Tiger, an asset manager and investment advisor to residents of the U.K. As of June 30, 2023, Tiger has approximately £32 million (approximately US$40 million) in assets under management. Tiger earns revenues as a percentage of the assets under management. At this level of assets under management, Tiger is nominally cash flow breakeven. Although assets under management have been stable and consistent over the prior 5-year period, management expects to be able to increase the level through a concentrated sales effort, however there is no assurance that such effort will be successful or that assets under management will not decline from their present level. Marygold UK is also planning to introduce the Marygold fintech app to its customers and, more broadly, to the population of the U.K. as the mobile app finalizes its commercial launch in the U.S. and banking relationships are established in the U.K. There is no scheduled timeline for this launch, nor can assurances be made that the product will be widely or well received by the target customer base. Marygold UK employs 3 persons full time in the U.K.

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

USCF, an indirect wholly-owned subsidiary of the Company, is currently subject to class action litigation. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

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

COVID-19 Risk

The Company may be impacted by certain continuing aftereffects from the economic disruption imposed by the COVID-19 pandemic, which was first detected in China in December 2019 and declared a pandemic by the World Health Organization in March 2020. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The extent to which COVID-19 will continue to affect the Company and its’ service providers will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

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

Crude oil prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of the Petroleum Exporting Countries ("OPEC") production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors' operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

The demand for crude oil also correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (including COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

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

For the years ended June 30, 2023 and 2022, approximately 60% and 63% of our revenues, respectively, were derived from USCF Investments operations, which consists of the management of ETPs and ETFs by USCF and USCF Advisers. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the assets under management of these funds, as well as investor sentiment toward investing in the funds' strategies. If the assets under management in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

We rely on third party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

Gourmet Foods obtains most food related products and services from third party suppliers. Gourmet Foods typically does not have long-term contracts with suppliers. Although Gourmet Foods' purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies Gourmet Foods needs in the quantities and at the time and prices requested. Gourmet Foods does not control the actual production of most of the products it sells. This means Gourmet Foods is also subject to delays caused by interruption in production and increases in product costs based on conditions outside its control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather; crop conditions; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters, terrorist attacks or other catastrophic events (including, but not limited to, the outbreak of food-borne illnesses in the United States). Gourmet Foods' inability to obtain adequate supplies of foodservice and related products because of any of these or other factors could mean that Gourmet Foods could not fulfill its obligations to its customers and, as a result, customers may turn to other distributors.

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

●

The trading price of our common stock may be adversely affected due to a number of factors, many of which we cannot control. These factors may include, among other thing, results of operations that vary from the expectations of securities analysts and investors; changes in expectations as to our or our industry's future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and the publication of research reports regarding the same;

●	changes in general economic or market conditions or trends in our industry or markets;
future issuances or sales or purchases of our common stock or other securities;
●	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC; duck
●	changes in senior management or other key personnel.

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

Risks Related to Our Controlled Company Election and Status

We are a "controlled company" within the meaning of the NYSE American rules and rely on exemptions from various corporate governance requirements that provide protection to stockholders of other companies.

We are a "controlled company" as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned or controlled by Messrs. Gerber and Schoenberger. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

●	A majority of the Company's Board of Directors consist of independent directors;
●	the Company has a nominating committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; duck
●	the Company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors.

The Company may elect in the future to use certain of these controlled company exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. Although we may rely on NYSE American's controlled company exemptions in the future, we currently have an independent board, nomination and governance committee and compensation committee. If the makeup of one or more of our board, nomination and governance committee or compensation committee changes such that we no longer comply with the independence standard of the NYSE American guidelines, then our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American rules.

The Company's CEO, through the Gerber Trust, controls a significant percentage of our common stock, and may exert significant control over matters subject to stockholder approval as well as heightened voting power at the board level, preventing other stockholders and new investors from influencing significant corporate decisions.

Mr. Nicholas D. Gerber, the President and Chief Executive Officer of the Company and Chairman of the Board of the Company, is the beneficial owner of approximately 18,250,015 shares of our common stock, par value $0.001 per share (the "Common Stock"), representing approximately 45.21% of our total issued and outstanding Common Stock (giving effect to the conversion of all Series B Preferred Stock). Mr. Gerber's Common Stock is held by the Nicholas and Melinda Gerber Living Trust (the "Gerber Trust"). Nicholas Gerber and Melinda Gerber serve as trustees of the Gerber Trust; As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of Common Stock beneficially owned or controlled by Mr. Gerber.

Mr. Scott Schoenberger is a member of the Board of the Company. Mr. Schoenberger's shares of Common Stock are held by the Schoenberger Family Trust (the "Schoenberger Trust"). Mr. Schoenberger serves as the sole trustee of the Schoenberger Trust; As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares. Shares of our Common Stock held by Schoenberger Trust total 4,697,993 shares, representing 11.64% of the outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

Additionally, pursuant to a voting agreement, (the "Voting Agreement"), the Gerber Trust and Schoenberger Trust will continue to vote all shares of Voting Stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger will represent 22,948,008, or 56.84% of the Voting Stock with respect to matters that may have a material impact on Company strategy and shareholder rights.

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

On July 2, 2019, Brigadier finalized the purchase of its office facility and land located in Saskatoon for CAN $750,000 (Approximately US$566,194), funded by a bank loan of CAN$525,000 (approximately US$396,336) and CAN$225,000 (US approximately $169,858) in cash. The bank loan matures in 2024 and bears interest at the annual rate of 4.14%. The Company does not own any other plants or real property.

Facilities

Administrative offices are co-located in the facility leased by our subsidiary, Original Sprout, whose mailing address is 120 Calle Iglesia, San Clemente, California 92672. Our wholly-owned subsidiary, Brigadier, owns its land and buildings in Saskatoon and rents facilities in Regina, Canada. Our wholly-owned subsidiary, Gourmet Foods, rents facilities in Tauranga and in Napier, New Zealand. Our wholly-owned subsidiary, USCF Investments, leases office space in Walnut Creek, California. Our wholly-owned subsidiary Marygold & Co. rents office space in Centennial, Colorado. Our wholly-owned subsidiary Marygold UK rents office space in Croydon, England. We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no pending legal proceedings against the Company. USCF is an indirect wholly-owned subsidiary of the Company. USCF, as the general partner of USO and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below.

On August 17, 2020, USCF, USO, and John Love received a "Wells Notice" from the staff of the SEC (the "SEC Wells Notice"). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the "1933 Act"), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the "CFTC Wells Notice"). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the "CEA"), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the SEC Order). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is "unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser." USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1)(B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the "CFTC Order"). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator ("CPO") to engage in "any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant" and prohibit a CPO from advertising in a manner which "operates as a fraud or deceit upon any client or participant or prospective client or participant," respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the "Lucas Class Action"). The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff. The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the "Amended Lucas Class Complaint"). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the Exchange Act, and Rule 10b-5. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney's fees. The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

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

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the "Mehan Action"). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney's fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the "Cantrell Action") and Civil Action No. 1:20-cv-06981 (the "AML Action"), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO's disclosures and defendants' alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney's fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the "Optimum Strategies Action"). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the "1934 Act"), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act ("CUSA"). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney's fees, and equitable relief.

On March 15, 2023, the court granted the USO defendants' motion to dismiss the complaint. In its ruling, the court granted the USO defendants' motion to dismiss, with prejudice, the plaintiff's claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff's state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

ITEM 4.	MY SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock presently trades on the New York Stock Exchange ("NYSE")-American. The high and low bid prices, as reported by NYSE American, are as follows for fiscal years ended June 30, 2023 and 2022. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
	Calendar 2021
3rd Quarter	$4.78	$1.75
4th Quarter	$3.96	$2.60

	Calendar 2022
1st Quarter	$7.11	$1.77
2nd Quarter	$2.3	$0.97
3rd Quarter	$1.85	$1.10
4th Quarter	$1.57	$1.08

	Calendar 2023
1st Quarter	$2.03	$1.26
2nd Quarter	$1.90	$1.03

Holders

On September 20, 2023, there were approximately 354 registered holders of record of our common stock.

Dividends

We have declared no dividends for the current year, nor do we expect to in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. Under Nevada law, a company - such as our company - can pay dividends only

•	from retained earnings, and
•	no distribution can be made, if after giving it effect,
•	the corporation would not be able to pay its debts as they become due in the usual course of business; or
•

except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the company to declare and pay dividends.

Recent Sales of Unregistered Securities; Shares Issued for Services; Outstanding Stock Options

The Company neither sold or issued any unregistered shares of any class of stock within the last two years up to and including June 30, 2023. On August 25, 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (the "Plan") and issued stock and stock options during the current fiscal year as detailed in Note 12, Stockholders' Equity.

ITEM 6.	SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Annual Report on Form 10-K. See "Consolidated Financial Statements." In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the "Special Note Regarding Forward Looking Statements" found on page 4 of this Annual Report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Introduction

The Marygold Companies, Inc. ("The Marygold Companies" or the "Company") conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada. The operations of the Company's wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

USCF Investments, Inc. ("USCF Investments"), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.

●

Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly-owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia. (collectively "Gourmet Foods")

●	Brigadier Security Systems (2000) Ltd. ("Brigadier"), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout ("Original Sprout"), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, ( collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, completed its development phase in June 2023, and launched its commercial services in June 2023. Through June 30, 2023, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively "Marygold UK") is an asset manager and registered investment advisor in the UK. Operations began on June 20, 2022.

Because the Company conducts its businesses through its wholly-owned operating subsidiaries, the risks related to our wholly-owned subsidiaries are also risks that impact the Company's financial condition and results of operations. See," Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers - Concentration of Credit Risk" in the consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Company and its wholly-owned subsidiaries. The financial risk to future operations is largely unknown, (refer to Part I, Item 1A, for further details.)

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

Business Combinations - Purchase Price Allocation

We are a diversified holding company whose activities involve the acquisition of operating companies through stock purchase or asset purchase transactions. We account for business combinations using the acquisition method of accounting. All the assets acquired, liabilities assumed and amounts attributable to intangible assets, including goodwill, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities involves estimates and the use of valuation techniques when market value is not readily available. We use various techniques to determine fair value in such instances, including the income approach and use of independent valuation firms. Significant estimates used in determining fair value include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase consideration over fair values of identifiable assets and liabilities is recorded as goodwill. See Note 8 for further detail on goodwill. Management's estimate of fair value is based on assumptions believed to be reasonable, and are supported by independent valuations where possible, but nevertheless remain subjective and subject to future adjustment if actual results differ from the estimates.

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

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout has found it necessary to alter its approach through domestic distribution channels. Due to the effects of the COVID-19 pandemic on consumer shopping habits, many domestic distributors have found it advantageous to sell direct to consumers online, thus becoming retailers in lieu of distributors. The result has been an erosion of profit margins and a fragmented sales channel which have slowed the product roll out plans of Original Sprout. They are in the final stages of correcting this situation and, in spite of incurring losses as a result, expect to realize significant growth in sales volume and profits in the coming fiscal year. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and partnering with local telecoms and contractors. Similarly, we expect Gourmet Foods to be operating more efficiently as low margin products are eliminated, new channels to market are established, and the printing and sale of food wrappers by their subsidiary, Printstock, continue to improve. USCF Investments will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector through its subsidiary Marygold and Co. To augment that effort, the Company established a subsidiary in England, Marygold UK, who acquired a registered UK investment advisor, Tiger Financial and Asset Management ("Tiger"). We hope to leverage the client list, industry experience, and banking relationships of Tiger to project our Marygold & Co fintech offerings in the UK during the coming fiscal year. In a more general sense, the Company is characterizing its business in two categories: 1) financial services and 2) other consumer-based operating units. The purpose is to isolate the cyclical, and sometimes volatile, nature of the financial services business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

●	continue to gain market share for our wholly-owned subsidiaries' areas of operation,

●	increase our revenues and realize net operating profits,
●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses.
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through adoption of standards used by all subsidiaries on a consistent basis,
●	strategically pursue additional company acquisitions, and
●	expand launch of services by Marygold & Co., Marygold UK, and Marygold & Co. Advisory Services LLC, and the creation of new corporate entities as focused subsidiary holdings.

Results of Operations

For the Year Ended June 30, 2023 Compared to the Year Ended June 30, 2022

Revenue, Expenses and Operating Income

Consolidated revenues for the year ended June 30, 2023 were $34.9 million representing approximately a $3.0 million or 8% decrease from the prior year revenue of $37.8 million. The decrease in consolidated revenues is primarily attributed to the decrease in annual revenues of USCF Investments. USCF Investments' average Assets Under Management ("AUM") for the year ended June 30, 2023 was lower than that of 2022, which resulted in a revenue decrease of approximately $3.0  million. The other non-financial subsidiaries combined for a total decrease in revenues of approximately $0.5 million or approximately 4%, offset by $0.5 million in revenue from our UK financial services subsidiary which did not have a full year of operations during the prior year.

Consolidated operating expenses for the year ended June 30, 2023 were $33.5 million, a decrease of $2.0 million from the prior year expense of $35.5 million primarily due to the $2.5 million legal settlement incurred by USCF Investments in the prior year.

The Marygold Companies produced operating income for the year ended June 30, 2023 of $1.4 million as compared to $2.4 million for the year ended June 30, 2022. This represents a decrease in operating income of $1.0 million for the year ended June 30, 2023 when compared to the year ended June 30, 2022 or approximately 33%. Apart from the $3.0 million decline in revenues, the difference in operating income is attributed to the expenses incurred by our subsidiary, Marygold & Co., in development of its mobile fintech app, which amounted to approximately $3.4 million, and a legal settlement of $2.5 million incurred by our USCF Investments subsidiary in the prior year.

Other Income (Expenses)

Other income (expense) for the years ended June 30, 2023 and 2022 were $174 thousand and ($22) thousand, respectively, resulting in income before income tax of $1.6 million and $2.4 million, respectively.

Income Tax

Provision for income tax for the years ended June 30, 2023 and 2022 are $0.4 million and $1.2 million, respectively, primarily attributable to our United States operations through our USCF Investments subsidiary. Income tax expense recorded at The Marygold Companies level totaled $0.3 million for the year ended June 30, 2023, while a tax expense of $1.1 million was recorded for the year ended June 30, 2022. The remaining income tax expense was recorded at the subsidiary level during the years ended June 30, 2023 and 2022.

Net Income

Overall, the net income between the year ended June 30, 2023 as compared to the year ended June 30, 2022 increased by approximately $19 thousand, or approximately 2%, to approximately $1.2 million. The increase in net income for the year ended June 30, 2023 was primarily attributable to the $2.5 million legal expense incurred in the prior year, lower operating expenses in the current year, and offset by lower fund management revenue from USCF Investments due to a lower amount of AUM coupled with approximately $3.4 million expensed at The Marygold Companies for the mobile fintech app development costs.

Comprehensive Income

After giving consideration to a currency translation gain of approximately $0.1 million, our comprehensive income for the year ended June 30, 2023 was $1.3 million as compared to the year ended June 30, 2022 where there was a currency translation (loss) of ($0.4) million which resulted in comprehensive income of $0.8 million. Comprehensive gain and loss are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in the U.K., New Zealand and Canada.

Investment Fund Management - USCF Investments

USCF Investments was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a large cap value equity fund registered under the Investment Company Act of 1940, as amended (the "1940 Act"). In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust ("ETF Trust") as an open-end management investment company registered under the 1940 Act. The Trust is authorized to have multiple segregated series or portfolios. USCF Investments owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies. USCF serves as the general partner ("General Partner") for various limited partnerships ("LP") and sponsor ("Sponsor") as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator ("CPO") subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA") under the Commodities Exchange Act ("CEA"). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products ("ETPs") issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the "SEC") in accordance with the Securities Act of 1933. USCF Investments operates through USCF and USCF Advisers, which collectively operate 14 exchange-traded products ("ETPs") and exchange traded funds ("ETFs"), regulated by the 1940 Act and 1933 Act, and listed on the NYSE Arca, Inc. ("NYSE Arca") with a total of approximately $3.5 billion assets under management as of June 30, 2023. USCF Investments and subsidiaries USCF and USCF Advisers are collectively referred to as "USCF Investments" hereafter.

USCF currently serves as the General Partner or the Sponsor to the following commodity pools, each of which is currently conducting a public offering of its shares pursuant to the Securities Act of 1933, as amended:

USCF as General Partner for the following funds:
United States Oil Fund, LP ("USO")	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP ("UNG")	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP ("UGA")	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP ("USL")	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP ("UNL")	Organized as a Delaware limited partnership in June 2007
United States Brent Oil Fund, LP ("BNO")	Organized as a Delaware limited partnership in September 2009

USCF as fund Sponsor - each a series within the United States Commodity Index Funds Trust ("USCIF Trust")
United States Commodity Index Fund ("USCI")	Series of the USCIF Trust created in April 2010
United States Copper Index Fund ("CPER")	Series of the USCIF Trust created in November 2010

USCF Advisers, a registered investment adviser, serves as the investment adviser to the funds listed below within the USCF ETF Trust (the "ETF Trust") and has overall responsibility for the general management and administration for the ETF Trust. Pursuant to the current Investment Advisory Agreements, USCF Advisers provides an investment program for each of series within the ETF Trust and manages the investment of the assets.

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund ("SDCI")	Fund launched May 2018
USCF Midstream Energy Income Fund ("UMI")	Fund launched March 2021
USCF Gold Strategy Plus Income Fund ("GLDX")	Fund launched November 2021
USCF Dividend Income Fund ("UDI")	Fund launched June 2022
USCF Sustainable Battery Metals Strategy Fund ("ZSB")	Fund launched January 2023
USCF Energy Commodity Strategy Absolute Return Fund ("USE")	Fund launched May 2023

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers are collectively referred to as the "Funds" hereafter.

USCF Investments' revenue and expenses are primarily driven by the amount of AUM. USCF Investments earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company's expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Year Ended June 30, 2023, Compared to the Year Ended June 30, 2022

Revenue

Average AUM for the year ended June 30, 2023 was at $3.7 billion, as compared to approximately $4.4 billion from the year ended June 30, 2022 primarily due to a decrease in AUM at USO, BNO and USCI, partially offset by an increase with UNG. As a result, the revenues from management and advisory fees decreased by approximately $3.0 million, or 12%, to $20.9 million for the year ended June 30, 2023 as compared to the year ended June 30, 2022 where revenues from management and advisory fees totaled $23.8 million.

Expenses

USCF Investments' total operating expenses for the year ended June 30, 2023 decreased by $3.4 million, after recording the $2.5 million Wells Notice payment in the prior year, to $13.4 million, or approximately 20%, from $16.7 million for the year ended June 30, 2022. Variable expenses, as described above, decreased by $1.2 million over the respective twelve-month period due to lower AUM for USO, BNO and USCI during the fiscal year which resulted in lower fund accounting and administration expenses, sub-advisory fees, marketing and distribution expenses and other variable costs. General and Administrative expenses increased $0.3 million to $2.4 million for the year ended June 30, 2023 from $2.1 million for the year ended June 30, 2022 due to an increase in new fund start up costs, travel expenses and software subscriptions. Total marketing expenses decreased $0.8 million to $1.7 million for the year ended June 30, 2023 as compared to the prior year period due to a decrease in marketing distribution costs as a result of lower overall AUM and new reduced contractual rates for fund distribution, partially offset by increases in advertising and marketing conferences. Other Operating expenses decreased by $0.2 million primarily due to lower sub-adviser fees as result of lower AUM for USCI, and lower fund accounting and administration expense due to lower average AUM from other funds. Employee Salaries and Compensation expenses were approximately $4.7 million and $4.9 million, a decrease of $0.2 million, for the years ended June 30, 2023 and June 30, 2022, respectively, primarily due to moving three employees to The Marygold Companies parent to better align functions and the related expense across the entities.

Income

Income before income taxes for the year ended June 30, 2023 increased $0.5 million to $7.6 million from $7.1 million for the year ended June 30, 2022 due to a $3.0 million decrease in revenue as a result of lower AUM, a $3.4 million decrease in operating expenses, and after recording the $2.5 million legal settlement expense in the prior year.

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

Gourmet Foods operates exclusively in New Zealand and thus the New Zealand dollar is its functional currency. In order to consolidate The Marygold Companies' reporting currency, the US dollar, with that of Gourmet Foods, The Marygold Companies records foreign currency translation adjustments and transaction gains and losses in accordance with Accounting Standards Codification ("ASC") 830, Foreign Currency Matters. The translation of New Zealand currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translations are included in foreign currency translation (loss) gain on the Condensed Consolidated Statements of Comprehensive Income as well as accumulated other comprehensive (loss) income found on the Condensed Consolidated Balance Sheets.

For the Year Ended June 30, 2023, Compared to the Year Ended June 30, 2022

Revenue

Net revenues for the year ended June 30, 2023 were $7.6 million with cost of goods sold of $5.7 million resulting in a gross profit of $1.9 million, or approximately 25% gross margin, as compared to the year ended June 30, 2022 where net revenues were $7.9 million and cost of goods sold were $5.9 million producing a gross profit of $2 million, or approximately 25% gross margin. The decrease in revenues is partially attributed to the decline of the New Zealand dollar against the U.S. dollar coupled with the changing product mix sold to grocery stores.

Expenses

General, administrative and selling expenses, including wages, depreciation and marketing, for the years ended June 30, 2023 and 2022 were $1.6 million producing operating income of $0.3 million and $0.4 million, respectively, or approximately 4% net operating profit for the years ended June 30, 2023 and 2022. Other income comprised of rental income, interest income less other expenses totaled approximately $27 thousand for the year ended June 30, 2023 as compared to ($29) thousand for the year ended June 30, 2022.

Income

Income for the year ended June 30, 2023, after income tax of $0.1 million, resulted in net income of approximately $0.3 million as compared to a net income of $0.3 million for the year ended June 30, 2022.

Security Systems - Brigadier Security Systems (2000) Ltd.

Brigadier Security Systems, founded in 1985, is a leading electronic security company in the province of Saskatchewan. Brigadier Security Systems has offices located in the urban areas of Saskatchewan, Brigadier Security in Saskatoon, and operating as Elite Security in Regina. The company has a combined industry experience of over 136 years. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools, and public buildings. Their experience as the provider of choice on many large notable sites shows a commitment to design, service and support. Brigadier specializes, and is certified, in several major manufacturers' products: Honeywell Security, Panasonic, Avigilon and JCI/DSC/Kantech security products. The company and staff are recognized for dedication to customer service with annual awards from SecurTek including being recipients of the Customer Retention, Service Excellence, and overall best dealer with the President's Award. The company demonstrates a commitment to delivering outstanding quality to customers by the notable facilities, businesses, and homes they secure.

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

For the Year Ended June 30, 2023, Compared to the Year Ended June 30, 2022

Revenue

Net revenues for the year ended June 30, 2023 were $2.8 million with cost of goods sold of approximately $1.3 million, resulting in a gross profit of approximately $1.5 million with a gross margin of approximately 55% as compared to the year ended June 30, 2022 where net revenues were approximately $2.5 million with cost of goods sold of $1.2 million and a gross profit of $1.3 million, or approximately 54% gross margin.

Expenses

General, administrative and selling expenses for the year ended June 30, 2023 were $1.2 million producing an operating profit of $0.3 million or approximately 13% operating profit margin as compared to the year ended June 30, 2022 where general, administrative and selling expenses were $1.1 million producing an operating profit of $0.2 million, or approximately 10% operating profit margin.

Income

Other income comprised of rental income, commission income, and income tax expense totaling approximately $73 thousand for the year ended June 30, 2023 resulted in income after income taxes of approximately $0.4 million as compared to income after income taxes of approximately $0.3 million for the year ended June 30, 2022 with other income totaling approximately $12 thousand.

Beauty Products - Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company's website. The company operates from warehouse and sales offices located in San Clemente, CA, USA. As a result of the COVID-19 pandemic lock downs, Original Sprout made adjustments to its primary channels to market to allow for online shopping and contactless deliveries. Prior to the pandemic, Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas post-COVID-19 wholesale distributors have now adopted the practice of selling direct to consumers via e-tail platforms such as Amazon. This trend has eroded the retail price point and made it difficult for Original Sprout to maintain a presence on the shelf of retail outlets. As a result, many of the agreements with domestic wholesalers have been cancelled in an effort to thwart brand and price erosion. New channel partners are being established and price protections are being implemented, however the negative effects of the transition to new sales channels are reflected in reduced revenues and operating losses for the year ended June 30, 2023. Management expects to recover from the transition and realize higher revenues and positive operating results in the coming fiscal year.

For the Year Ended June 30, 2023, Compared to the Year Ended June 30, 2022

Revenue

Net revenues for the year ended June 30, 2023 were $3 million with cost of goods sold of approximately $1.7 million resulting in a gross profit of approximately $1.3 million and a gross margin of approximately 42% compared to the year ended June 30, 2022 were net revenues totaled $3.5 million with cost of goods sold of approximately $2.1 million resulting in a gross profit of approximately $1.4 million and a gross margin of approximately 41%.

Expenses

General, administrative and selling expenses for the years ended June 30, 2023 and 2022 were approximately $1.6 million and $1.6 million, respectively, resulting in operating (losses) of approximately ($285) thousand and ($193) thousand, respectively.

Income

After consideration given to income tax provision and other (expenses) income of ($3) thousand and $5 thousand, respectively, the net (loss) for the years ended June 30, 2023 and 2022 were approximately ($289) thousand and ($188) thousand, respectively.

Financial Services - Marygold UK

Marygold UK operates through its wholly owned subsidiary Tiger Financial & Asset Management Limited ("Tiger"), which was acquired in June 2022. Tiger acts as an investment advisor and financial planner to its clients and has two principal revenue streams which comprise ongoing fees for providing investment advice, and commissions for the intermediation of insurance-based products. Approximately 39% of revenues are derived from fees earned from ongoing (recurring) investment advice as compared to 61% derived from ongoing (recurring) commissions received for intermediating insurance-based products. Tiger does not provide investment management services directly, rather the clients’ assets are referred to third party investment managers, primarily discretionary investment managers. Tiger receives fees for the ongoing advice and financial planning services which are charged as a percentage of the assets under management, which as of June 30, 2023 was approximately $40 million. There is no comparison data as Tiger was acquired in the current fiscal year and Marygold UK had no operations prior to the acquisition of Tiger in 2022.

For the Year Ended June 30, 2023

Revenue

Net revenue for the year ended June 30, 2023 was $517 thousand.

Expenses

General, administrative and operating expenses totaled $440,514 for the year ended June 30, 2023 resulting in an operating income of $76 thousand.

Income

After consideration given to income tax provision of $23 thousand, the net income for the year ended June 30, 2023 was $53 thousand.

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

As of June 30, 2023, we had $8.2 million of cash and cash equivalents, excluding $0.4 million in restricted cash, on a consolidated basis as compared to $12.9 million as of June 30, 2022. The decrease in cash was primarily due to the continuing investment in the development of the mobile fintech app by Marygold.

During the past five fiscal years combined, The Marygold Companies has invested an aggregate of approximately $6.6 million in cash towards purchasing and assimilating Printstock within Gourmet Foods, and adding the Original Sprout assets into the The Marygold Companies group of companies as well as forming a new U.K. limited company, Marygold UK, and funding it with enough capital to pay approximately $1.8 million in cash towards the $2.9 million purchase price of its subsidiary, Tiger. We have also invested approximately $9.4 million in the development of Fintech applications through our development stage subsidiary, Marygold. Despite these cash investments and expenses, our working capital position remains strong at approximately $22.6 million. While The Marygold Companies intends to maintain and improve its revenue stream from wholly-owned subsidiaries, The Marygold Companies continues to pursue acquisitions of other profitable companies which meet its target profile. Provided The Marygold Companies' subsidiaries continue to operate as they are presently, and are projected to operate, The Marygold Companies has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company's results of operations could be adversely impacted.

Lease Liability

The Company has various operating leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $837,844 and $1,404,880 as of June 30, 2023 and June 30, 2022, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 15 for further analysis of this obligation.

Borrowings

As of June 30, 2023, we had $0.3 million of third-party indebtedness on a consolidated basis as compared to $0.4 million of third-party and related-party indebtedness as of June 30, 2022. Approximately US$340,849 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. The short-term portion of principal for this loan due within 12 months as of June 30, 2023 is CD$451,500 (approximately US$340,849). Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the year ended June 30, 2023 and 2022 was US$14,231 and US$15,742, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, has a finance lease liability related to a solar energy system. Total lease liabilities under the lease for the years ended June 30, 2023 and 2022 were NZ$174,405 (approximately US$106,469 translated as of June 30, 2023) as compared to NZ$203,814 (approximately US$124,422 translated as of June 30, 2023), respectively, and are included under loans - property and equipment on our consolidated balance sheets.

The Marygold Companies, without inclusion of its subsidiary companies, had no debt as of June 30, 2023 and 2022.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of June 30, 2023, USCF Investments held investment positions in three of its 40 Act funds, GLDX, ZSB and USE of $1.3 million, $1.9 million and $2.6 million, respectively. As of June 30, 2022 USCF Investments had a $1.3 million position in GLDX. These investments along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during the years ended June 30, 2023 and 2022.

Off-Balance Sheet Arrangements

At June 30, 2023, and as of September 25, 2023, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Marygold Companies, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as "the consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis of opinion

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

Description of the Matter

As described in Note 15, Commitments and Contingencies, of the consolidated financial statements, the Company is party to various legal proceedings and regulatory inquiries. The Company discloses the legal proceedings and that no accrual has been recorded with respect to them as of June 30, 2023. The Company further discloses that it is currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters, and that it is reasonably possible that this estimate will change in the near term. The Company discloses that an adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows. Auditing the Company's accounting for, and disclosure of, loss contingencies related to the various legal proceedings was especially challenging due to the significant judgement required to evaluate management's assessment of the likelihood of a loss, and of the potential amount or range of such loss.

How We Addressed the Matter in Our Audit

To test the Company's assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosures regarding any range of possible losses, including when the Company believes such a range cannot be reasonably estimated at this time, we read the minutes or a summary of the meetings of the Board of Directors, requested and received internal and external legal counsel confirmations letters, discussed with legal counsel the nature of the various matters and obtained representations from management. We also evaluated the appropriateness of the related disclosures included in Note 15, Commitments and Contingencies, to the consolidated financial statements.

/s/ BPM LLP

We have served as the Company’s auditor since 2017.

San Francisco, California September 25, 2023

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,161,167	$12,915,620
Accounts receivable, net	1,352,210	959,350
Accounts receivable - related parties	1,673,895	2,230,874
Inventories	2,254,139	2,200,742
Prepaid income tax and tax receivable	991,797	1,166,318
Investments, at fair value	11,480,981	5,065,931
Other current assets	904,153	699,547
Total current assets	26,818,342	25,238,382

Restricted cash	425,043	1,013,279
Property, plant and equipment, net	1,255,302	1,391,894
Operating lease right-of-use asset	821,021	1,357,686
Goodwill	2,307,202	2,307,202
Intangible assets, net	2,329,970	2,708,896
Deferred tax assets, net - United States	771,287	753,078
Other assets	552,660	540,160
Total assets	$35,280,827	$35,310,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,711,931	$2,805,790
Expense waivers – related parties	58,685	70,199
Operating lease liabilities, current portion	457,309	660,957
Purchase consideration payable	604,990	1,237,207
Loans - property and equipment, current portion	358,802	33,496
Total current liabilities	4,191,717	4,807,649

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	88,516	459,178
Operating lease liabilities, net of current portion	380,535	743,923
Deferred tax liabilities, net - foreign	242,289	260,553
Total long-term liabilities	711,340	1,463,654
Total liabilities	4,903,057	6,271,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized
Series B: 49,360 shares issued and outstanding at June 30, 2023 and at June 30, 2022	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 39,383,459 shares issued and outstanding at June 30, 2023 and at June 30, 2022	39,384	39,384
Additional paid-in capital	12,396,722	12,313,205
Accumulated other comprehensive loss	(144,840)	(234,790)
Retained earnings	18,086,455	16,921,426
Total stockholders' equity	30,377,770	29,039,274
Total liabilities and stockholders' equity	$35,280,827	$35,310,577

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30, 2023	Year Ended June 30, 2022

Net revenue
Fund management - related party	$20,862,191	23,835,348
Food products	7,631,837	7,930,888
Security systems	2,832,531	2,533,098
Beauty products	3,033,100	3,529,789
Financial services	517,075	-
Net revenue	34,876,734	37,829,123

Cost of revenue	8,750,546	9,194,783

Gross profit	26,126,188	28,634,340

Operating expense
Salaries and compensation	10,042,155	8,812,081
General and administrative expense	7,075,639	6,794,645
Fund operations	4,387,004	4,600,535
Marketing and advertising	2,623,965	2,985,659
Depreciation and amortization	577,086	561,019
Legal settlement	-	2,500,000
Total operating expenses	24,705,849	26,253,939

Income from operations	1,420,339	2,380,401

Other income (expense):
Interest and dividend income	274,932	35,357
Interest expense	(19,940)	(31,512)
Other (expense), net	(81,313)	(26,125)
Total other income (expense), net	173,679	(22,280)

Income before income taxes	1,594,018	2,358,121

Provision of income taxes	(428,989)	(1,212,400)

Net income	$1,165,029	$1,145,721

Weighted average shares of common stock
Basic	40,370,659	39,034,611
Diluted	40,403,999	39,034,611

Net income per common share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30, 2023	Year Ended June 30, 2022

Net income	$1,165,029	$1,145,721

Other comprehensive income:
Foreign currency translation gain (loss)	89,950	(377,371)
Comprehensive income	$1,254,979	$768,350

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

Period Ending June 30, 2023	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2021	49,360	$49	37,485,959	$37,486	$9,330,843	$142,581	$15,775,705	$25,286,664
Loss on currency translation	0	0	0	0	0	(377,371)	0	(377,371)
Issuance of common stock in public offering, net of issuance costs $549,090	-	-	1,897,500	1,898	2,982,362	-	-	2,984,260
Net income	0	0	0	0	0	0	1,145,721	1,145,721
Balance at June 30, 2022	49,360	$49	39,383,459	$39,384	$12,313,205	$(234,790)	$16,921,426	$29,039,274
Gain on currency translation	-	-	-	-	-	89,950	-	89,950
Stock-based compensation	-	-	-	-	83,517	-	-	83,517
Net income	-	-	-	-	-	-	1,165,029	1,165,029
Balance at June 30, 2023	49,360	$49	39,383,459	$39,384	$12,396,722	$(144,840)	$18,086,455	$30,377,770

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,165,029	1,145,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	577,086	561,019
Bad debt expense	1,427	4,350
Impairment of inventory value and provision	2,698	10,509
Deferred taxes	(36,474)	51,689
Stock-based compensation	83,517	-
Unrealized loss (gain) on investments	125,570	(28,474)
Gain on disposal of equipment	-	(17,455)
Operating lease right-of-use asset - non-cash lease cost	656,600	764,311

Decrease (increase) in current assets:
Accounts receivable	(411,175)	44,356
Accounts receivable - related party	556,979	(192,820)
Prepaid income taxes and tax receivable	172,592	(431,005)
Inventories	(81,868)	(379,905)
Other current assets	(204,417)	(287,750)
(Decrease) increase in operating liabilities:
Accounts payable, accrued expenses and legal settlement	(74,022)	(1,048,279)
Operating lease liabilities	(670,639)	(777,082)
Expense waivers - related party	(11,514)	515
Net cash provided by (used in) operating activities	1,851,389	(580,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business, net	-	(508,851)
Proceeds from sale of property, plant and equipment	-	31,612
Purchase of property, plant and equipment	(94,730)	(44,041)
Payment of purchase consideration payable	(623,592)	-
Proceeds from sale of investments	9,281,197	508,122
Purchase of investments	(15,855,058)	(3,712,250)
Net cash used in investing activities	(7,292,183)	(3,725,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party loans	-	(603,500)
Repayment of property and equipment loans	(14,732)	(41,884)
Principal payments of finance lease liability	(5,573)	-
Proceeds from issuance of common stock, net of issuance costs	-	2,984,260
Net cash (used in) provided by financing activities	(20,305)	2,338,876

Effect of exchange rate change on cash and cash equivalents	118,410	(191,213)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,342,689)	(2,158,045)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	13,928,899	16,086,944

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$8,586,210	13,928,899

Cash and cash equivalents	8,161,167	12,915,620
Restricted cash	425,043	1,013,279
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$8,586,210	13,928,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$15,493	16,401
Income taxes paid, net	$231,693	1,704,970
NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase consideration payable	$0	1,237,207
Acquisition of operating right-of-use assets through operating lease liability	$103,603	1,057,965
Fair value of warrants of common stock issued to underwriters	$-	132,000
Acquisition of equipment through finance lease liability	$-	150,625

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (the "Company" or "The Marygold Companies"), a Nevada corporation, operates through its wholly-owned subsidiaries who are engaged in varied business activities. The operations of the Company's wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●

USCF Investments, Inc. ("USCF Investments"), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.

●

Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly-owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia. (collectively "Gourmet Foods")

●	Brigadier Security Systems (2000) Ltd. ("Brigadier"), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●

Kahnalytics, Inc. dba/Original Sprout ("Original Sprout"), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.

●

Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively "Marygold") was established by The Marygold Companies to explore opportunities in the financial technology ("Fintech") space, completed its development phase in June 2023, and launched its commercial services in June 2023. Through June 30, 2023, expenditures have been limited to developing the business model and the associated application development.

●

Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively "Marygold UK") is an asset manager and registered investment advisor in the UK. Operations are included in these condensed consolidated financial statements beginning on the acquisition date of June 20, 2022.

The Marygold Companies manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by The Marygold Companies' management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. The Marygold Companies' corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. The Marygold Companies' corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Accounts Receivable, net and Accounts Receivable - Related Parties

Accounts receivable, net, consist of receivables from the Brigadier, Gourmet Foods, and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends and changes in customer payment patterns to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2023 and June 30, 2022, the Company had $1,427 and $4,350, respectively, reserved for doubtful accounts.

Accounts receivable - related parties, consist of fund asset management fees receivable from the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of June 30, 2023 and June 30, 2022, there is no allowance for doubtful accounts as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

The Marygold Companies, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had not commenced operations for the years ended June 30, 2023 and 2022. Any transactions that did occur were combined with those of The Marygold Companies. Marygold UK began operations through its newly acquired subsidiary, Tiger, on June 20, 2022 and had no significant transactions for the year ended June 30, 2022.

For our subsidiary, USCF Investments, the concentration of risk and the relative reliance on major customers are found within the various funds it manages and the associated 12-month revenues and accounts receivable – related parties as of June 30, 2023 and June 30, 2022 as depicted below.

	For the Year Ended		For the Year Ended
	June 30, 2023		June 30, 2022
	Revenue		Revenue
Fund
USO	$8,684,674	42%	$12,634,794	53%
BNO	1,700,995	8%	2,074,177	9%
UNG	4,572,559	22%	2,380,912	10%
USCI	1,967,048	9%	2,266,692	10%
All Others	3,936,915	19%	4,478,773	18%
Total	$20,862,191	100%	$23,835,348	100%

	As of June 30, 2023		As of June 30, 2022
	Accounts Receivable		Accounts Receivable
Fund
USO	$596,039	36%	$1,101,495	49%
BNO	108,153	6%	192,208	9%
UNG	554,011	33%	249,638	11%
USCI	113,634	7%	270,796	12%
All Others	302,058	18%	416,737	19%
Total	$1,673,895	100%	$2,230,874	100%

The Marygold Companies, through Gourmet Foods, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. While these major groups are comprised of different customers and supply chains, we consider the consolidation of Gourmet Foods with Printstock to be within the food industry as Printstock only supplies the food industry manufacturers, some of which are competitors to Gourmet Foods, and the inclusion of Printstock to the Gourmet Foods operations does not extend its presence beyond the food industry. Therefore, for the purpose of segment reporting (Note 16), both revenue streams are considered part of the same "food industry" segment.

Baking: Within the baking sector there are three major customer groups; 1) grocery, 2) gasoline convenience stores, and 3) independent retailers. The grocery industry is dominated by several large chain operations, which are customers of Gourmet Foods, and there are no long term guarantees that these major customers will continue to purchase products from Gourmet Foods, however, many of the existing relationships have been in place for sufficient time to give management reasonable confidence in their continuing business. For the year ended June 30, 2023, Gourmet Foods’ largest customer in the grocery and food industry, who operates through a number of independently branded stores, accounted for approximately 14% of baking sales revenues as compared to 22% for the year ended June 30, 2022. This customer accounted for 14% of the baking accounts receivable at June 30, 2023 as compared to 25% as of June 30, 2022. The second largest customer in the grocery and food industry did not account for significant sales during the years ended June 30, 2023 and 2022. However, this customer did account for 8% and 26% of baking accounts receivable as of June 30, 2023 and 2022, respectively.

In the gasoline convenience store market customer group, Gourmet Foods supplies two major channels. The largest is a marketing consortium of gasoline dealers operating under the same brand who, for the years ended June 30, 2023 and 2022 accounted for approximately 57% and 50%, respectively, of baking gross sales revenues. No single member of the consortium is responsible for a significant portion of Gourmet Foods’ baking accounts receivable, however as a group they collectively accounted for 42% and 21% of baking accounts receivable as of June 30, 2023 and 2022, respectively. A second consortium of gasoline convenience stores accounted for 22% and 23% of baking accounts receivable as of June 30, 2023 and June 30, 2022, respectively. No single member of this consortium was a significant contributor to Gourmet Foods' sales revenues, but as a group they contributed 10% and 8% of the baking sales revenues for the years ended June 30, 2023 and 2022, respectively.

The third major customer group is independent retailers and cafes, which accounted for the balance of baking gross sales revenue, however no single customer in this group was a significant contributor of baking sales revenues or baking accounts receivable as of and for the years ended June 30, 2023 and 2022.

Printing: The printing sector of Gourmet Foods' gross revenues is comprised of many customers, some large and some small, with the largest customer accounting for 49% of the printing sector revenues and 39% of the printing sector accounts receivable as of and for the year ended June 30, 2023 as compared to 37% of printing sector revenues and 39% of printing sector accounts receivable as of and for the year ended June 30, 2022. The second largest customer accounted for 10% of printing sector revenues and 34% of printing sector accounts receivable as of June 30, 2023. There were no sales to this customer for the year ended June 30, 2022. No other customers comprised a significant contribution to printing sector sales revenues or accounts receivable as of and for the years ended June 30, 2023 and 2022.

Consolidated: With respect to Gourmet Foods’ consolidated risk, the largest three customers accounted for 35%, 21% and 9% as compared to 32%, 14% and 13% of Gourmet Foods' consolidated gross revenues for the years ended June 30, 2023 and 2022, respectively. These same customers accounted for 15%, 5% and 27%, respectively, with one additional customer accounting for 24% of the consolidated accounts receivable of Gourmet Foods as of June 30, 2023 as compared to 8%, 7%, 26% and 0%, respectively, as of June 30, 2022.

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company that provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. Sales to the largest customer, which includes contracts and recurring monthly support fees, totaled 42% and 52% of the total Brigadier revenues for the years ended June 30, 2023 and June 30, 2022, respectively. The same customer accounted for approximately 25% of Brigadier's accounts receivable as of the balance sheet date of June 30, 2023 as compared to 31% as of June 30, 2022. No other customers were significant contributors to Brigadier sales revenues for the year ended June 30, 2023, however another customer accounted for 27% of total Brigadier accounts receivable as of  June 30, 2023 and 0% as of June 30, 2022.

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

Original Sprout has thousands of customers and, from time to time, certain of them become significant during specific reporting periods, but may not be significant during other periods. Due to the increase in online sales channels and the discontinuation of most domestic distribution agreements, Original Sprout had no single customer who accounted for 10% or greater of total revenues for the year ended June 30, 2023 as compared to one customer who accounted for 11% of total revenues for the year ended June 30, 2022. There were four customers who accounted for 25%, 23% 13% and 11% of total accounts receivable at June 30, 2023. These same customers accounted for 11% 12% 15% and 0%, respectively, at June 30, 2022 with two other customers accounting for 16% and 13% of accounts receivable at June 30, 2022 while being insignificant at June 30, 2023.

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

The Marygold Companies, through Marygold UK and its wholly owned subsidiary, Tiger Financial and Asset Management ("Tiger"), identifies its concentration of risk as the reliance on a relatively small number of clients to continue their relationship with Tiger as their investment advisor. Tiger acts as an investment advisor and financial planner to its clients and has two principal revenue streams which comprise ongoing fees for providing investment advice, and commissions for the intermediation of insurance-based products. Approximately 61% of revenues are derived from fees earned from ongoing (recurring) investment advice as compared to 39% derived from ongoing (recurring) commissions received for intermediating insurance-based products. Tiger does not provide investment management services directly, rather the clients’ assets are referred to third party investment managers, primarily discretionary investment managers, and Tiger receives fees for the ongoing advice and financial planning services which are charged as a percentage of the assets under management. Should the relationship with the current investment manager come to an end, management is confident that a similar arrangement can be easily made with alternative investment managers. Tiger advises approximately 50 families/clients who collectively account for approximately $40 million in assets under management as of June 30, 2023. Many of these clients have been awarded settlements relating to personal injuries and therefore the underlying advice is often over long-time horizons. One client accounted for 33% of the total revenue and assets under management for Tiger for the year ended June 30, 2023. Marygold UK is seeking to further diversify its client base through ongoing outreach initiatives and, in the long term, add to its revenue streams through the development of the Marygold fintech app.

Inventories

Inventories, consisting primarily of; (i) food products, printing supplies, and packaging in New Zealand, (ii) hair and skin care finished products and components in the U.S., (iii) security system hardware in Canada, and (iv) printed debit cards and wearables at Marygold are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended  June 30, 2023 and June 30, 2022, the expense for slow moving or obsolete inventory was $2,698 and $10,509, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold which launched in the latter part of June 2023, and the U.K. regulatory certification acquired by Marygold UK in the Tiger purchase transaction. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that an indefinite intangible asset is impaired, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the years ended June 30, 2023 and 2022.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company's fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the years ended June 30, 2023 and 2022.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the years ended June 30, 2023 and 2022.

Investments and Fair Value of Financial Instruments

Equity securities included in short-term investments are classified as available-for-sale securities and debt securities are classified as trading securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) which is included as part of other (expense) income in the consolidated statements of income. The Company values its investments in accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds in the United States and in the United Kingdom primarily based on assets under management ("AUM"), sales of gourmet meat pies and printing of food wrappers in New Zealand, sales of security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, the revenue recognition criteria described below are met at the time the product is shipped, the subscription period commences, or the management services are provided. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization. The Company's only contract assets are accounts receivable, net, and accounts receivable - related parties. The Company has no contract liabilities other than deposits received periodically which are insignificant to the consolidated financial statements.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocating the transaction price to the performance obligations in the contract

5. Recognizing revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company's performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Consolidated Statements of Income, which for the years ended June 30, 2023 and 2022, were approximately $312,177 and $399,322, or approximately 12% and 16%, respectively, of the total security system revenues. These revenues for the years ended June 30, 2023 and 2022 accounted for approximately 1% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2023 and 2022 were approximately $2.6 million and $3.0 million, respectively.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the years ended June 30, 2023 and 2022 a determination was made that no adjustments were necessary.

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

Basic net income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also, as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of June 30, 2023 for were 281,696 common stock equivalents which were anti-dilutive. During the year ended June 30, 2022, the Company did not have any options or warrants or other dilutive financial instruments. As such, basic and diluted earnings per share were the same.

Basic and diluted net income per share reflects the effects of shares actually potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	Year Ended June 30, 2023
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,136,540	39,383,459	$0.03
Net income available to preferred shareholders	28,489	987,200	$0.03
Basic income per share	$1,165,029	40,370,659	$0.03

Diluted income per share:
Net income available to common shareholders, basic	$1,135,602	39,383,459
Impact of dilutive securities	$962	33,340
Net income available to common shareholders, diluted	1,136,564	39,416,799	$0.03
Net income available to preferred shareholders	28,465	987,200	$0.03
Diluted income per share	$1,165,029	40,403,999	$0.03

	For the Year Ended June 30, 2022
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,116,745	38,047,411	$0.03
Net income available to preferred shareholders	28,976	987,200	$0.03
Basic and diluted income per share	$1,145,721	39,034,611	$0.03

NOTE 4.	INVENTORIES

Inventories for Marygold, Gourmet Foods, Brigadier and Original Sprout consisted of the following totals:

	June 30,	June 30,
	2023	2022
Raw materials	$1,299,564	$1,273,581
Supplies and packing materials	156,050	195,207
Finished goods	798,525	731,954
Total inventories	$2,254,139	$2,200,742

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
Plant and equipment	$1,914,568	$1,905,921
Furniture and office equipment	287,344	254,616
Land and building	574,744	590,662
Vehicles	362,085	363,295
Solar energy system	134,970	138,030
Total property, plant and equipment, gross	3,273,711	3,252,524
Accumulated depreciation	(2,018,409)	(1,860,630)
Total property, plant and equipment, net	$1,255,302	$1,391,894

For the years ended June 30, 2023 and 2022, depreciation expense for property, plant and equipment totaled $198,160 and $243,295 respectively.

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2023 and June 30, 2022:

	June 30,	June 30,
	2023	2022
Customer relationships	$1,363,935	$1,363,935
Brand name	1,297,789	1,297,789
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	4,413,210	4,413,210
Less : accumulated amortization	(2,083,240)	(1,704,314)
Net intangibles	$2,329,970	$2,708,896

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

	June 30,	June 30,
	2023	2022
Customer relationships	$1,363,935	1,363,935
Less: accumulated amortization	(629,568)	(458,550)
Total customer relationships, net	$734,367	$905,385

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

	June 30,	June 30,
	2023	2022
Brand name	$1,297,789	$1,297,789
Less: accumulated amortization	(290,042)	(249,831)
Total brand name, net	$1,007,747	$1,047,958

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of June 30, 2023 the fair value of the acquired domain names have been fully amortized.

	June 30,	June 30,
	2023	2022
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(36,913)
Total domain name, net	$-	$-

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

	June 30,	June 30,
	2023	2022
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(851,735)	(701,736)
Total recipes and formulas, net	$369,866	$519,865

NON-COMPETE AGREEMENT

On June 2, 2016, the Company acquired Brigadier Security Systems. The fair value on the acquired non-compete agreement was estimated to be $84,982 and is amortized over the remaining useful life of 5 years. On December 18, 2017 the Company’s wholly-owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired non-compete agreement was determined to be $190,000 and is amortized over the remaining useful life of 5 years. As of June 30, 2023 the fair value of the non-compete agreements have been fully amortized.

	June 30,	June 30,
	2023	2022
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(274,982)	(257,284)
Total non-compete agreement, net	$-	$17,698

INTERNALLY DEVELOPED SOFTWARE

During the first quarter of 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of June 30, 2023 and June 30, 2022, have been capitalized as intangible assets. Once development has been completed and the product is commercially viable, these capitalized costs will be amortized over their useful lives. As of June 30, 2023, no amortization expense has been recorded for these intangible assets.

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the years ended  June 30, 2023 and June 30, 2022 was $378,926 and $317,675, respectively.

Estimated amortization expenses of intangible assets for the next five years ending June 30, are as follows:

Years Ending June 30,	Expense
2024	$361,226
2025	345,962
2026	234,194
2027	92,417
2028	92,417
Thereafter	1,203,754
Total	$2,329,970

NOTE 7.	OTHER ASSETS

Other Current Assets

Other current assets totaling $904,153 as of June 30, 2023 and $699,547 as of June 30, 2022 are comprised of various components as listed below.

	As of June 30, 2023	As of June 30, 2022
Prepaid expenses	$889,128	$630,285
Other current assets	15,025	69,262
Total	$904,153	$699,547

Investments

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting unless the fair value option is elected under Accounting Standards Codification ("ASC") 825, Fair Value Option. As of June 30, 2023 and June 30 2022, the Company owned $1.3 million and $1.3 million, respectively, of the USCF Gold Strategy Plus Income Fund ("GLDX"), $1.9 million of the USCF Sustainable Battery Metals Strategy Fund ("ZSB") as of June 30, 2023, launched in January 2023 and $2.6 million of the USCF Energy Commodity Strategy Absolute Return Fund ("USE") as of June 30, 2023, launched in May 2023. These three funds are related parties managed by USCF Advisers, which are included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. In addition to the holdings in GLDX, ZSB and USE, the Company also invests in marketable securities. The Company recognized unrealized (losses) gains of ($126) thousand and $33 thousand  for years ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023 and 2022, the aggregate of such investments were approximately $11.5 million and $5.1 million, respectively.

All of the Company's short-term investments are classified as Level 1 assets as of June 30, 2023 and June 30, 2022. Investments measured at estimated fair value consist of the following as of June 30, 2023 and June 30, 2022:

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,402,472	$-	$-	$3,402,472
Other short-term investments	280,401	-	(1,653)	278,748
Short-term treasury bills	1,952,010	16,950	-	1,968,960
Other equities - related parties	5,971,926	88,345	(229,470)	5,830,801
Total short-term investments	$11,606,809	$105,295	$(231,123)	$11,480,981

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,051,017	$-	$-	$1,051,017
Other short term investments	271,346	-	(1,919)	269,427
Short-term treasury bills	2,470,020	-	(4,156)	2,465,864
Other equities - related parties	1,246,926	32,697	-	1,279,623
Total short-term investments	$5,039,309	$32,697	$(6,075)	$5,065,931

During the years ended June 30, 2023 and 2022, there were no transfers between Level 1 and Level 2.

Restricted Cash

At June 30, 2023 and 2022, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$12,209 and US$12,486, respectively after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

At June 30, 2023, Marygold UK had on deposit £327,694 (approximately US$413,560) securing a deferred purchase price payment due on December 31, 2023 to the seller of Tiger. At June 30, 2022 the amount on deposit was £823,768 (approximately US$1,000,793 translated as of June 30, 2022). The cash deposit is restricted by covenant from access or withdrawal prior to payment of the remaining deferred purchase price.

Long - Term Assets

Other long-term assets totaling $552,160 at June 30, 2023 and $540,160 at June 30, 2022, were attributed to USCF Investments and Original Sprout and consisted of

(i)

$500,000 as of June 30, 2023 and June 30, 2022 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the years ended June 30, 2023 and June 30, 2022;

(ii)	and $52,160 as of June 30, 2023 and $40,160 at June 30, 2022 representing deposits and prepayments of rent.

NOTE 8.	GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The amounts recorded in goodwill for June 30, 2023 and 2022 were $2,307,202.

Goodwill is comprised of the following amounts:

	June 30,	June 30,
	2023	2022

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Goodwill - Marygold & Co. (UK)	1,263,729	1,263,729
Total	$2,307,202	$2,307,202

(1) Refer to Note 13, Business Combinations, regarding increase in goodwill during the years ended June 30, 2022.

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the years ended June 30, 2023 and June 30, 2022.

NOTE 9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	June 30,
	2023	2022
Accounts payable	$1,325,539	$2,001,978
Taxes payable	97,453	196,473
Accrued payroll, vacation and bonus payable	454,786	331,644
Accrued operating expenses	834,153	275,695
Total	$2,711,931	$2,805,790

NOTE 10.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Notes payable totaling $600,000 in principal plus $144,000 in accrued interest were repaid to two shareholders as of June 30, 2022, and the Company currently has no notes payable outstanding to related parties. Interest expense for all related party notes for the years ended June 30, 2023 and 2022 was $0 and $19,798, respectively. Total accrued interest due related parties was $0 as of June 30, 2023 and 2022.

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues, totaling $20.9 million and $23.8 million for the years ended June 30, 2023 and 2022, respectively, were earned from these related parties. Accounts receivable, totaling $1.7 million and $2.2 million as of June 30, 2023 and June 30, 2022, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $0.2 million and $0.1 million and fund expense limitation amounts, totaling $0.1 million, for each of the years ended June 30, 2023 and 2022, were incurred on behalf of these related parties. Waivers payable, totaling $0.1 million and $0.1 million as of June 30, 2023 and June 30, 2022, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Consolidated Financial Statements. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. Such investments included GLDX, ZSB and USE, related party funds managed by USCF Advisers, and as of June 30, 2023 the investments totaled $1.3 million, $1.9 million and $2.6 million, respectively. As of June 30, 2022 the investments totaled $1.3 million, $0 and $0, respectively. The Company owns approximately 68% and 40% of the outstanding shares of these investments as of June 30, 2023 and June 30, 2022, respectively.

NOTE 11.	LOANS - PROPERTY AND EQUIPMENT

As of June 30, 2023, Brigadier had an outstanding principal balance of CD$451,500 (approx. US$340,849 translated as of June 30, 2023) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Consolidated Balance Sheets as of June 30, 2023 reflect the amount of the principal which is due within twelve months as a current liability of US$340,849 as compared to US$15,135 in current liabilities and US$350,293 in long term liabilities translated as of June 30, 2022. Interest on the mortgage loan for the years ended June 30, 2023 and 2022 was US$14,231 and US$15,742, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, has a finance lease liability related to a solar energy system. Total lease liabilities under the lease for the years ended June 30, 2023 and 2022 were NZ$174,405 (approximately US$106,469 translated as of June 30, 2023) as compared to NZ$203,814 (approximately US$124,422 translated as of June 30, 2023), respectively, and are included under loans-property and equipment on our Consolidated Balance Sheets.

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

In exchange for the Underwriter's services, the Company agreed to (i) sell the Common Stock to the Underwriter at a purchase price of $1.86 per share of Common Stock, reflecting the underwriting discount of 7%, and (ii) issue the Underwriter (or its designees) the Warrants to purchase shares of Common Stock equal to 5.0% of the aggregate number of shares of Common Stock sold in the Offering, along with associated registration rights (the "Underwriter's Warrants").

On March 14, 2022, the Offering closed resulting in the Company selling a total of 1,897,500 shares of common stock, including 247,500 shares sold pursuant to the full exercise of the underwriter's over-allotment option. Gross proceeds from the offering were approximately $3,795,000 before underwriting discounts and other estimated offering expenses which totaled $265,650 and $545,090, respectively. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on March 9, 2022 pursuant to Rule 424(b)(4).

Warrants to Purchase Common Stock

On March 14, 2022, pursuant to the Underwriting Agreement, the Company issued the Underwriter's Warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The Underwriter's Warrants may be exercised beginning on September 14, 2022, until March 14, 2027. The initial exercise price of each Warrant is $2.40 per share, which represents 120% of the Offering Price. The total fair value of the warrants granted to the Underwriter was $132,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: Risk-free interest rate of 2.10%, expected life of 5 years, dividend yield of 0% and volatility of 117%. As the warrant issuance was for services rendered related to an equity issuance, no expense was recognized for the year ended June 30, 2023 and June 30, 2022 related to the issuance.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series, 5,000,000 designated as Series A, and 45,000,000 designated as Series B. As of June 30, 2023 there are no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. There are 49,360 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2023 and June 30, 2022.

Stock-based Compensation

In August 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan ("the Equity Plan") which provides for the grant of stock-based awards, including stock options, restricted stock awards ("RSA") and restricted stock units ("RSU"), to employees and non-employees. A total of 5,000,000 shares of common stock are authorized for issuance under the Plan, of which 4,441,267 are available for future grants as of June 30, 2023.

The fair value of stock options are estimated on the date of grant using the Black-Scholes option pricing model and recognized as compensation on a straight-line basis between the date of grant and the date the options become fully vested. During the year ended June 30, 2023 the Company granted 270,000 stock options with a weighted average grant date fair value of $1.59 per share. No stock options were granted during the year ended June 30, 2022. Stock options issued have terms of ten years. The fair value of the options granted were estimated  using the following assumptions:

For the Year Ended June 30, 2023
Expected volatility	191% - 197%
Expected term	6.6 years
Risk-Free interest rate	3.5% - 3.7%
Weighted-average fair value per share of grants	$1.59
Expected dividend yield	0%

The following table summarizes the stock option activities for the Company's Equity Plan for year June 30, 2023.

Options Outstanding as of June 30, 2023
	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of July 1, 2022	-	$-
Granted	270,000	$1.61
Exercised	-	$-
Forfeited	-	$-
Outstanding and expected to vest as of June 30, 2023	270,000	$1.61	9.6	$-
Exercisable as of June 30, 2023	-	$-		$-

The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $428,300 using the assumptions note above. The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2023 was $0. Stock-based compensation relating to stock options totaled $48,229 and $0 for the years ending June 30, 2023 and 2022, respectively, and are included in the consolidated statements of income. As of June 30, 2023, there was a total of $380,071 of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 3.6 years.

The following table summarizes the restricted stock activities for the Company's Equity Plan for year June 30, 2023.

	Restricted Stock Outstanding as of June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2022	-	$-
Granted	288,733	$1.36
Vested	-	$-
Forfeited	-	$-
Nonvested as of June 30, 2023	288,733	$1.36
Expected to vest	288,733

The fair value of RSA's is recognized as compensation on a straight-line basis between the date of grant and the date the RSA's become fully vested. The fair value of RSA's is estimated on the grant date based on the closing quoted market price of the Company's stock and generally vest over a period of a 4 year period following issuance date, subject to continued service.

During year ended June 30, 2023, the Company granted 288,733 RSA's with a weighted average grant date fair value of $1.36 per share and a total fair value at date of grant of $394,000. No RSA's were granted in the year ended June 30, 2022. The intrinsic value of the RSA's was $314,719 as of June 30, 2023. Stock-based compensation relating to RSA's totaled $35,288 and $0 for the years ended June 30, 2023 and 2022, respectively, and are included in the consolidated statements of income. As of June 30, 2023, there was $358,712 of unrecognized compensation expense related to outstanding RSA's that will be recognized over a remaining weighted average period of 3.2 years. Holders of RSA's generally have the rights and privileges of a stockholder with respect to the shares of common stock granted to the holder, including the right to vote such shares and the right to receive dividends with respect to such shares. However, all cash and stock dividends and distributions shall be held back by the Company for the holder's account until such time as the related portion of the restricted stock award vests (at which time such dividends or distributions, as applicable, shall be released and paid). The Company does not consider the shares of common stock associated with the RSA's to be issued and outstanding until vesting occurs.

The aggregate expected stock-based compensation remaining to be recognized as of June 30, 2023 was as follows:

Fiscal Period
Fiscal 2024	$182,919
Fiscal 2025	217,798
Fiscal 2026	253,875
Fiscal 2027	83,280
Fiscal 2028	911
Total stock-based compensation	$738,783

The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of June 30, 2023 and assumes no forfeiture activity and will be recognized over a weighted-average period of approximately 3.4 years.

There were no shares issued for vendor services during the years ending June 30, 2023 and June 30, 2022.

NOTE 13.	BUSINESS COMBINATIONS

On August 17, 2021, our wholly-owned subsidiary Marygold UK entered into a Stock Purchase Agreement ("SPA") to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited ("Tiger"), a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom with approximately £42 million in assets under management as of June 20, 2022. The transaction closed on June 20, 2022 with an agreed purchase price of £2,382,372 (translated to US$2,913,164), subject to adjustment as provided for in the SPA. As of June 30, 2022 approximately £1,018,935 (US$1,245,954) remained payable, £18,935 (US$23,154) of which was payable within 20 business days of closing, followed by subsequent equal payments of £500,000 due on December 31, 2022 and December 31, 2023, subject to downward adjustment per the terms of the SPA for an amount up to £500,000 should existing clientele close their accounts prior to December 31, 2023. There is no provision for any upward adjustments. As a result, management was able to complete its preliminary purchase price allocation as follows, under the assumption no downward adjustment will take place on December 31, 2023. Included in the allocation are estimated income tax liabilities of approximately US$86,277 pertaining to the operations prior to acquisition, and US$113,833 of deferred income tax liabilities associated with the value of the acquired intangible assets. Tiger will be operated as a subsidiary of Marygold UK and is expected to be initially cash flow neutral. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services to be offered by Marygold in the U.S. into the U.K. through the established contacts and certifications held by Tiger. As of June 30, 2023, £500,000 (US$604,990) remains unpaid and due on December 31, 2023, subject to adjustment. The foregoing amounts have been translated to US currency as of the acquisition date.

Item	Amount
Cash in bank	$1,159,020
Prepayments/deposits	17,962
Plant, property and equipment	2,922
Intangible assets	684,768
Goodwill	1,263,729
Tax liability	(86,277)
Deferred tax liability	(113,833)
Accounts payable and accrued expenses	(15,127)
Total Purchase Price	$2,913,164

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information for the year ended June 30, 2023, assumes the acquisition of Tiger had occurred as of July 1, 2021, giving effect on a pro forma basis to purchase accounting adjustments such as depreciation of property and equipment, amortization of intangible assets, and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Tiger been operated as part of the Company since July 1, 2021. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Year Ended June 30, 2022	Year Ended June 30, 2022
	Actual	Pro Forma
Net revenues	$37,829,123	$38,475,091
Net income	$1,145,721	$1,464,172
Basic and diluted earnings per share	$0.03	$0.04

NOTE 14.	INCOME TAXES

The following table summarizes income before income taxes:

	Years Ended June 30,
	2023	2022
U.S.	$1,321,043	$2,067,224
Foreign	272,975	290,897
Income before income taxes	$1,594,018	$2,358,121

Income Tax Provision

Provision for income tax as listed on the Consolidated Statements of Income for the years ended June 30, 2023 and 2022 are $428,989 and $1,212,400, respectively.

Provision for taxes consisted of the following:

	Years Ended June 30,
	2023	2022
U.S. operations	$356,298	$1,062,895
Foreign operations	72,691	149,505
Total	$428,989	$1,212,400

Provisions for income tax consisted of the following as of the years ended:

	Years Ended June 30,
	2023	2022

Current:
Federal	$299,707	$741,200
States	78,723	242,393
Foreign	87,033	177,118
Total current	465,463	1,160,711
Deferred:
Federal	(22,508)	69,422
States	376	9,880
Foreign	(14,342)	(27,613)
Total deferred	(36,474)	51,689
Total	$428,989	$1,212,400

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2023 and 2022 are presented below:

	Years Ended June 30,
	2023	2022

Deferred tax assets:
Property and equipment and intangible assets - U.S.	$461,680	$445,629
Net operating loss	982	4,904
Capital loss carryover	971	-
Accruals, reserves and other - U.S.	305,808	297,521
Leasing assets	45,105	137,756
Leasing liabilities	(43,259)	(132,732)
Gross deferred tax assets	771,287	753,078
Less valuation allowance	-	-
Total deferred tax assets - U.S.	$771,287	$753,078

Deferred tax liabilities:
Intangible assets - foreign	$(211,406)	$(237,844)
Accruals, reserves and other - foreign	(30,883)	(22,709)
Total deferred tax liabilities - foreign	$(242,289)	$(260,553)
Total net deferred tax assets	$528,998	$492,525

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.  At present, the Company does believe that it is more likely than not that the deferred tax assets will be realized. The valuation allowance was unchanged during the year ended  June 30, 2023.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The Company has evaluated the provisions of the CARES Act and determined that it did not result in a significant impact on the Company’s tax provision.

Income tax expense for the years ended  June 30, 2023 and June 30, 2022 differed from the amounts computed by applying the statutory federal income tax rate of 21.0% to pretax income as a result of the following:

	Years Ended June 30,
	2023	2022
Federal tax expense (benefit) at statutory rate	$334,950	$495,287
State income taxes	62,567	201,369
Permanent differences	73,142	371,987
Foreign tax credit	(57,036)	(58,413)
Change in valuation allowance	-	-
Foreign rate differential	15,366	202,170
Total tax expense	$428,989	$1,212,400

	Years Ended June 30,
	2023	2022

Federal tax expense (benefit) at statutory rate	21%	21%
State income taxes	3.92%	8.54%
Permanent differences *	4.59%	20.6%
Foreign rate differential	0.96%	8.57%
Foreign tax credit	(3.58)%	(2.48)%
Change in valuation allowance	0%	0%
Total tax expense	26.89%	56.23%

* Substantially all of the permanent differences in during the year ended June 30, 2023 related to the $2,500,000 legal settlement being permanently nondeductible for income taxes.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which includes interest and penalties, for the years ended  June 30, 2023 and 2022 are as follows:

Balance at June 30, 2022	$314,932
Additions based on tax positions taken during a prior period	12,597
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	-
Reductions based on tax positions taken during the current period	-

Reductions related to settlement of tax matters	-
Reductions related to a lapse of applicable statute of limitations	-
Balance at June 30, 2023	$327,530

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2019 through 2022 as of year ended June 30, 2023. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.  There were no ongoing examinations by taxing authorities as of June 30, 2023.

The Company had $0.3 million of unrecognized tax benefits as of June 30, 2023 and 2022 that if recognized would affect the effective tax rate.  The Company does not anticipate a significant change to its unrecognized tax benefits in the year ended June 30, 2023.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2023, and 2022, the Company accrued and recognized as a liability $75,584 and $62,297, respectively, of interest and related penalties to uncertain tax positions.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses, and long-term operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company's lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets nor operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expensed as incurred and included within rent expense under general and administrative expense. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company's most significant operating leases are real estate leases of office, warehouse and production facilities. The remaining operating leases are primarily comprised of leases of printers and other equipment which are deemed insignificant. For all operating leases, the Company has elected the practical expedient permitted under Topic 842 to combine lease and non-lease components. As a result, non-lease components, such as common area or equipment maintenance charges, are accounted for as a single lease element.

The Company has one finance lease wherein ownership of the underlying asset will be transferred to the Company at the end of the lease term. The underlying asset of the finance lease is a solar energy system at our Gourmet Foods subsidiary in New Zealand that is included with property, plant and equipment on the Consolidated Balance Sheets.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. Certain of the Company's operating lease agreements include variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance. Variable payments are deemed immaterial, expensed as incurred, and included within rent expense under general and administrative expense.

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between October 2022 and October 2026, and require monthly rental payments of approximately $23,254 (GST not included) translated to U.S. currency as of June 30, 2023. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate (GST not included) of approximately US$1,610 translated as of June 30, 2023. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,489 translated to U.S. currency as of June 30, 2023. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023. Minimum monthly lease payments of approximately $23,625 commenced December 1, 2021 with annual increases. USCF Investments leases office space in Walnut Creek, California under an operating lease which expires in December 2023. Minimum monthly lease payments are approximately $13,455 with increases annually.

For years ended June 30, 2023 and 2022, the combined lease costs, including insignificant variable and short-term lease costs, of the Company and its subsidiaries totaled $815,699 and $824,196, respectively, and recorded under general and administrative expense in the Consolidated Statements of Income. As of June 30, 2023 the Consolidated Balance Sheets included operating lease right-of-use assets totaling $821,021, recorded net of $16,823 in deferred rent, and $837,844 in total operating lease liabilities.

Future minimum consolidated lease payments for The Marygold Companies and its subsidiaries are as follows:

Year Ended June 30,	Lease Amount	Finance Lease
2024	$528,365	$19,208
2025	226,713	19,208
2026	177,108	19,208
2027	56,188	19,208
2028	-	19,208
Thereafter	-	65,626
Total minimum lease payments	988,374	161,666
Less: present value discount	(150,530)	(43,890)
Total operating lease liabilities	$837,844	$117,776

The weighted average remaining lease term for the Company's operating leases was 2.91 years as of June 30, 2023 and a weighted-average discount rate of 5.49% was used to determine the total operating lease liabilities. The remaining lease term for the Company's finance lease was 8.4 years as of June 30, 2023 with an annual interest rate of 6.99% and a present value discount of 27%.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O'Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$67,152) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$12,209) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Consolidated Statements of Income.

Other Agreements and Commitments

USCF manages four Funds (BNO, CPER, UGA, UNL) which had expense waiver provisions during the prior fiscal year, whereby USCF reimbursed funds when fund expenditure levels exceed certain threshold amounts. Effective May 1, 2021 USCF discontinued expense waiver reimbursements for BNO, CPER and UGA with only UNL continuing. As of June 30, 2023 and 2022 the expense waiver payable was $0.1 million and $0.1 million, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application, it enters into agreements with various service providers. As of June 30, 2023, Marygold has future payment commitments with its primary service vendors totaling $1.7 million including approximately $1.3 million due in fiscal 2024 and $0.4 million due in fiscal 2025.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no pending legal proceedings against the Company. USCF is an indirect wholly-owned subsidiary of the Company. USCF, as the general partner of the United States Oil Fund, LP ("USO") and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below.

On August 17, 2020, USCF, USO, and John Love received a "Wells Notice" from the staff of the SEC (the "SEC Wells Notice"). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the "1933 Act"), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the "CFTC Wells Notice"). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the "CEA"), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the SEC Order). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is "unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser." USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1)(B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the "CFTC Order"). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator ("CPO") to engage in "any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant" and prohibit a CPO from advertising in a manner which "operates as a fraud or deceit upon any client or participant or prospective client or participant," respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the "Lucas Class Action"). The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff. The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the "Amended Lucas Class Complaint"). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the Exchange Act, and Rule 10b-5. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney's fees. The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal. No accrual has been recorded with respect to the above legal matters as of June 30, 2023 and 2022. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the "Mehan Action"). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney's fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the "Cantrell Action") and Civil Action No. 1:20-cv-06981 (the "AML Action"), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO's disclosures and defendants' alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney's fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the "Optimum Strategies Action"). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the "1934 Act"), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act ("CUSA"). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney's fees, and equitable relief.

On March 15, 2023, the court granted the USO defendants' motion to dismiss the complaint. In its ruling, the court granted the USO defendants' motion to dismiss, with prejudice, the plaintiff's claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff's state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

No accrual has been recorded with respect to the above legal matters as of June 30, 2023 and 2022. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company's financial condition, results of operations and cash flows.

Other Contingencies

On December 2, 2021, Marygold became aware of certain activity indicative of potential fraud on its Fintech platform, which was still in beta testing stage of development, and associated with the opening of end-customer accounts. As of the date of this Annual Report on Form 10-K filing, Marygold estimates that approximately 80 end-customer accounts were opened fraudulently that resulted in approximately $103,000 being misappropriated. Upon learning of this activity, Marygold removed its app from all App Stores including, Apple and Android, to prevent any fraudulent activity through opening of new accounts created on its platform. Marygold further believes that no personal identifiable information was compromised. Marygold continues to monitor the security measures of its Fintech platform while continuing development. The accrual of approximately $250,000 was recorded through other income (expense) during the quarter ended December 31, 2021, and was reduced by approximately $147,000 later in the year ended June 30, 2022 as the total amount of the estimated loss decreased resulting in an actual loss of approximately $103,000.

Retirement Plan

The Marygold Companies, through its wholly-owned subsidiary USCF, has a 401(k) Profit Sharing Plan ("401K Plan") covering U.S. employees, including Original Sprout and Marygold, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for the respective Marygold Companies subsidiary for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Quarterly profit-sharing contributions paid totaled approximately $208 thousand and $169 thousand for each of the years ended  June 30, 2023 and 2022, respectively.

NOTE 16.	SEGMENT REPORTING

With the acquisition of USCF Investments, Gourmet Foods, Brigadier, Tiger, and the launch of the Original Sprout business unit of Kahnalytics, the Company has identified five segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry and Canada security alarm systems. Our recently incorporated subsidiary, Marygold, has not begun operations, so its accounts have been consolidated with those of the parent, The Marygold Companies, and is not yet identified as a separate segment. Our recently acquired indirect subsidiary, Tiger, had only 9 days of operations during the year ended June 30, 2022 and operating results were nil for the year ended June 30, 2022. The Company's reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout and the income derived from management of various investment funds by our subsidiary USCF Investments. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly-owned subsidiary Gourmet Foods, Ltd. and their subsidiary, Printstock. In Canada, the Company provides security alarm system installation and maintenance services to residential and commercial customers sold through its wholly-owned subsidiary, Brigadier. Our subsidiary in the U.K., Marygold UK, earns management fees through its wholly-owned subsidiary, Tiger, as an investment advisor and asset manager. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of June 30, 2023 and June 30, 2022:

	June 30,	June 30,
	2023	2022
Identifiable assets:
U.S.A.:Corporate headquarters - including Marygold	$4,133,619	$7,243,332
U.S.A. : investment fund management - related party	19,601,960	18,006,771
U.S.A. : beauty products	2,888,721	3,484,315
New Zealand: food industry	3,933,463	3,983,381
Canada: security systems	2,820,798	2,592,778
U.K.: financial services (1)	1,902,266	-
Consolidated total	$35,280,827	$35,310,577

(1) The assets of Marygold UK, identified as located in the U.K.: financial services segment as of June 30, 2023, were combined with those of the parent company as of June 30, 2022 due to its recent acquisition and limited operations.

The following table presents a summary of operating information for the years ended June 30, 2023 and June 30, 2022:

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
Revenues from external customers:
U.S.A. : investment fund management - related party	$20,862,191	$23,835,348
U.S.A. : beauty products	3,033,100	3,529,789
New Zealand : food industry	7,631,837	7,930,888
Canada : security systems	2,832,531	2,533,098
U.K.: financial services	517,075	-
Consolidated total	$34,876,734	$37,829,123

Net income (loss):
U.S.A. : investment fund management - related party	7,579,329	7,053,050
U.S.A. : beauty products	(288,562)	(187,968)
New Zealand : food industry	255,802	323,621
Canada : security systems	358,312	246,086
U.K.: financial services	52,760	-
Corporate headquarters - including Marygold	(6,792,612)	(6,289,068)
Consolidated total	$1,165,029	$1,145,721

The following table presents a summary of capital expenditures for the year ended June 30,:

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
Capital expenditures, net of disposals:
U.S.A.: investment fund management	$-	$-
U.S.A.: beauty products	1,778	1,717
New Zealand: food industry	54,362	3,153
Canada: security systems	8,630	-
U.K.: financial services	3,309	-
U.S.A.: corporate headquarters - including Marygold	26,651	2,685
Consolidated	$94,730	$7,555

The following table represents property, plant and equipment in use at each of the Company's locations as of June 30,:

	As of June 30, 2023	As of June 30, 2022

Asset Location
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	62,456	60,678
New Zealand: food industry	2,240,357	2,235,896
Canada: security systems	900,123	916,054
U.K.: financial services	23,695	19,467
U.S.A. : corporate headquarters - including Marygold	47,080	20,429
Total all locations	3,273,711	3,252,524
Less accumulated depreciation	(2,018,409)	(1,860,630)
Net property, plant and equipment	$1,255,302	$1,391,894

NOTE 17.	SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 (the end of the period covered by this annual report) and provided reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2023 which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C.	DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names, and terms of office of each of our directors, executive officers and significant employees at June 30, 2023, and a description of the business experience of each.

Person	Age	Offices	Office Held Since	Term of Office
Nicholas D. Gerber	60	Chief Executive Officer / Chairman and Director	2015	2023
David W. Neibert	67	Chief Operations Officer / Secretary and Director	2002	2023
Stuart P. Crumbaugh**	59	Chief Financial Officer and Director	2017	2023
Carolyn M. Yu	64	Chief Legal and Continuity Officer	2022	2023
Scott Schoenberger	56	Director	2015	2023
Kathryn D. Rooney**	51	Director	2017	2023
James Alexander**	61	Director	2023	2023
Kelly J. Anderson*	55	Director	2019	2022
Matt Gonzalez	58	Director	2013	2023
Erin Grogan	48	Director	2017	2023
Joya Delgado Harris	49	Director	2017	2023
Derek Mullins	49	Director	2017	2023

* On September 24, 2022, Kelly J. Anderson resigned from the Company's Board of Directors and audit committee effectively immediately.

** On April 17, 2023 the Company accepted the resignation of Kathryn D. Rooney and appointed Stuart P. Crumbaugh and James Alexander to fill vacancies on the Board for the remainder of the term.

Nicholas D. Gerber: Mr. Gerber is a controlling shareholder of the Company and has served as chief executive officer, president, and chairman of the Board of Directors since January 2015. Since March 2004, Mr. Gerber has served as the president and chair of the Board of Directors of USCF Investments. USCF Investments became a subsidiary of the Company in January 2015. USCF Investments is the parent and sole member of United States Commodity Funds, LLC (“USCF”), an indirect subsidiary of the Company, and USCF Advisers, LLC, (“USCF Advisers”) an affiliate of USCF. Mr. Gerber co-founded USCF in 2005. Mr. Gerber also founded USCF Advisers, an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. From May 2015 to April 2023, Mr. Gerber served as vice president of USCF and as its president and chief executive officer from June 2005 through May 15, 2015. Mr. Gerber served as a USCF management director from June 2005 to April 2023, and chairman of the Board of Directors from June 2005 through October 2019. Mr. Gerber has served USCF Advisers as chair on the Board of Managers since June 2013 to present, as president from June 2013 through June 18, 2015, and vice president from June 18, 2015, to present. Mr. Gerber has also served as chair of the Board of Trustees of (1) USCF ETF Trust since 2014 and (2) USCF Mutual Funds Trust since October 2016.  In addition, Mr. Gerber served as the president and chief executive officer of USCF ETF Trust from June 2014 until December 2015. Since December 2005, Mr. Gerber has been registered as a principal of USCF with the CFTC and NFA since November 2005 and in 2017, he was registered as a principal, associated person, and swap associated person of USCF Advisers. More recently, Mr. Gerber founded Marygold & Co. in November 2019 and Marygold & Co. (UK), Limited (“Marygold & Co. (UK)”) in London, England in August 2021, both subsidiaries of the Company. He has served as chief executive officer and chief compliance officer of Marygold & Co. since November 2019 and February 2023, respectively, and chairman of its Board of Directors since its inception. Mr. Gerber has served as chairman of the Board of Marygold & Co. (UK) since its formation. Mr. Gerber earned a Master of Business Administration degree in finance from the University of San Francisco, a Bachelor of Arts degree from Skidmore College and holds an NFA Series 3 registration.

David W. Neibert: Mr. Neibert has served as secretary and director on the Board of Directors since June 2002. Mr. Neibert previously served as chief executive officer of the Company from April 2007 through January 2015, then chief financial officer from February 2015 through October 2017, and from November 2017 to present, Mr. Neibert has served as the chief operations officer. Concurrently with his service and tenure at the Company, Mr. Neibert has continuously served as president of Original Sprout since May 2015; director and chief financial officer of Gourmet Foods Ltd. since August 2015 and its subsidiary, Printstock Products Ltd., since June 2020; Director for Brigadier Security Systems since June 2016, and Director of Marygold & Co., a subsidiary of The Marygold Companies since November 2019. Since August 2021, Mr. Neibert has served as secretary of Marygold & Co. (UK) Limited in London, England, a subsidiary of the Company. Gourmet Foods Ltd., Printstock Products Ltd., Brigadier Security Systems, Marygold & Co. and Marygold & Co. (UK) Limited and their respective wholly owned subsidiaries each are wholly owned subsidiaries of the Company. As the Company’s chief operations officer, Mr. Neibert is responsible for long range planning, growth and ensuring profitable operations of The Marygold Companies’ subsidiaries including, but not limited to, the selection and retention of their respective management teams, accounting practices and processes in accordance with U.S. GAAP. Mr. Neibert is also responsible for the primary due diligence efforts, contract negotiations, and on-boarding of new subsidiary acquisitions for The Marygold Companies. Mr. Neibert attended the University of California Los Angeles from 1973-1978 with a focus on business management and developmental psychology.

Stuart P. Crumbaugh: Mr. Crumbaugh has served as chief financial officer, treasurer and secretary to the Company since October 2017 and was recently appointed to the Company’s Board of Directors on April 17, 2023. Mr. Crumbaugh serves as an officer and director on several Company subsidiary boards. Since December 2016, Mr. Crumbaugh has served as secretary, treasurer and director to USCF Investments, a subsidiary since 2016. USCF Investments is the parent and sole member of United States Commodity Funds, LLC (“USCF”), an indirect subsidiary of the Company, and USCF Advisers, LLC, (“USCF Advisers”) an affiliate of USCF. Mr. Crumbaugh joined USCF as assistant chief financial officer on April 6, 2015. He was promoted to chief financial officer in May 2015. He was recently appointed to the USCF Board of Directors effective April 17, 2023. In June 2015, Mr. Crumbaugh was appointed as treasurer and secretary of USCF Advisers. USCF Advisers manages a series of funds of USCF ETF Trust.  USCF Advisers, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm.  Mr. Crumbaugh has served as a management trustee, chief financial officer and treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Since July 2015, Mr. Crumbaugh has been registered as a principal of USCF with the CFTC and NFA, and as of January 2017, he was registered as a principal of USCF Advisers. More recently, Mr. Crumbaugh was appointed as treasurer and director on the Board of Directors of Marygold & Co., and Marygold & Co. (UK), both subsidiaries of the Company since November 2019 and August 2021, respectively. Prior to joining USCF, Mr. Crumbaugh was the vice president finance and chief financial officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early-stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a Bachelor of Arts degree in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (Inactive).

Carolyn M. Yu: Ms. Yu has served as the chief legal officer and chief continuity officer of the Company since April 2022. The Company is parent to USCF Investments, Inc. (“USCF Investments”). USCF Investments is the parent and sole member of United States Commodity Funds, LLC (“USCF”), an indirect subsidiary of the Company, and USCF Advisers, LLC, (“USCF Advisers”) an affiliate of USCF. Ms. Yu previously served as chief compliance officer USCF from August 2011 through March 2022 and general counsel from May 2015 through April 2018. Concurrently with her service to USCF, Ms. Yu served as chief compliance officer to USCF Advisers from May 2015 through March 2022 and as chief legal officer from May 2015 through April 2018.  USCF and USCF Advisers are commodity pool operators registered with the CFTC and NFA.  Ms. Yu earned a Bachelor of Science degree in Business Administration from San Francisco State University in 1986 and a Juris Doctor degree from Golden Gate University School of Law in 1993.

Scott Schoenberger: Mr. Schoenberger is a controlling shareholder and has served on the Board of Directors since January 2015. Mr. Schoenberger is the owner and Chief Executive Officer of KAS Engineering, a second-generation plastic injection molding firm based in multiple southern CA locations. He also is the owner and Chief Executive Officer of Nica Products, another manufacturing company based in Orange County, CA. Mr. Schoenberger has over 30 years of business experience in manufacturing and technology. He has been involved with several startups as a consultant and/or angel level investor in such industries as medical, technology, consumer products, electronics, automotive, and securities industries. A California native, he has a Bachelor of Science degree in Environmental Studies from the University of California, Santa Barbara.

James Alexander: James Alexander was recently appointed as a Director on the Board of Directors in 2023. Mr. Alexander has held executive and senior sales roles within the Capital Markets Division of Money Center and Regional Banks for the last 30 years. He served as Senior Director at Key Banc Capital Markets from 2015-2023 and was responsible for growing the firm’s corporate bond credit business as well as expanding its entry into the Structure Product (MBS) Trading sector with new tier one client relationships. Prior to joining Key Banc, James was a Director in the Capital Markets Division at Wells Fargo Securities and a Principal in the Capital Markets Division at Bank of America Securities. James is a respected leader with deep industry knowledge that has enabled him to evaluate and act upon market opportunities and navigate changing economic cycles. James is also a cultural innovator and community leader as he was a co-founder of All Jokes Aside Comedy Club in Chicago which became one of the most influential entertainment destinations in the country devoted to comedians of color. He also dedicates his time to improving the lives of young people through education by serving on the Board of Directors of The Edward G. Irvin Foundation, where he has served as Chairman of the Scholarship Committee for the last twelve years. James graduated with a Bachelor of Arts degree in Marketing from Morehouse College and earned a Master of Business Administration degree in Finance from Northwestern University, Kellogg School of Managemen

Matt Gonzalez: Mr. Gonzalez has served as a Director on the Board of Directors since 2013.  He is an accomplished trial attorney with experience handling both civil and criminal matters in both state and federal courts. Since early 2011 he has served as the Chief Attorney of the San Francisco Public Defender’s Office where he oversees an office of over 100 trial lawyers. He previously served as an elected member of the San Francisco Board of Supervisors from 2001-2005 and served as the president of the body from 2003-2005. Mr. Gonzalez is a partner at Gonzalez & Kim, a California partnership with multiple business holdings in the transportation sector. He is a co-owner of Flywheel Taxi (formerly DeSoto Taxi) in San Francisco. He joined The Marygold Companies as an investor in 2010 before becoming its’ Director in 2013. Mr. Gonzalez earned his Bachelor of Arts degree from Columbia University and his Juris Doctor from Stanford Law School.

Erin Grogan: Ms. Grogan has served as Director of Concierge since 2017.  Ms. Grogan serves as the Chief Financial Officer for Webinar.net. Previously, Ms. Grogan served as the Chief Financial Officer for IFTTT Inc, an integration software company focused on iOT and app connectivity. She has led finance for the Association for California School Administrators as well as YouCaring, a fundraising platform for personal and charitable causes, sold to GoFundMe. Prior to joining YouCaring, Ms. Grogan led finance and operations at the University of San Francisco, School of Management, from 2012 until 2016. Ms. Grogan has over 20 years of experience in management and finance, including positions at ON24, Inc., Mooreland Partners, Cadbury Schweppes, Asbury Automotive Group, Banc of America Securities, PricewaterhouseCoopers, and American International Group. Ms. Grogan earned her Bachelor of Arts from Columbia University and a Master of Business Administration in finance from the New York University Leonard N. Stern School of Business.

Joya Delgado Harris: Ms. Harris has served as Director on the Board of Directors since 2017.  She currently serves as the Executive Director, Gold Standard with the CEO Roundtable on Cancer, driving the mission of their Gold Standard program, inclusive of the Health Equity and Going4Gold initiative. Ms. Harris was previously the Director of Research Integration for the American Cancer Society. In that role she provided oversight and management of the integration of products and outcomes stemming from the Office of Cancer Research and Implementation into enterprise-wide mission objectives. Before joining the American Cancer Society, Ms. Harris worked for Y-Me National Breast Cancer Organization from 2008-2011. She has extensive experience in nonprofit management, previously serving as the Executive Director for the Association of Village PRIDE and as the Director of Product Development for the Metropolitan Atlanta Chapter of the American Red Cross. Her background and demonstrated accomplishments in key leadership functions include program development, implementation, and evaluation; curriculum design, grant writing, resource development, community outreach, and developing business partnerships.  Ms. Harris also serves as a Consumer Peer Reviewer for the Congressionally Directed Medical Research Programs (CDMRP), administered by the Department of Defense, sitting alongside scientists to review and evaluate innovative breast cancer research grant proposals. Additionally, she is an advocate reviewer for the Cancer Prevention and Research Institute of Texas (CPRIT). Ms. Harris earned a Bachelor of Arts degree from Wellesley College and received a Master of Public Health degree with a concentration in public health policy and management from the Rollins School of Public Health of Emory University.

Derek Mullins: Mr. Mullins has served as Director of since 2017 the Company and currently serves as Co-Founder and Managing Partner of PINE Advisor Solutions. Previously he was the Director of Operations at ArrowMark Colorado Holdings LLC\. Mr. Mullins also served as Director of Operations at Black Creek Capital and Dividend Capital from 2004 to 2009 and as Manager of Fund Administration at ALPS Fund Services from 1996 to 2004. Mr. Mullins brings over 25 years of operations, accounting, finance and compliance experience to the Board. Mr. Mullins earned a Bachelor of Science degree in finance from the University of Colorado, Boulder and a Master of Science degree in finance from the University of Colorado, Denver.

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

Carolyn Yu – CLO and CCO

On April 18, 2022, the Company and Ms. Yu entered into an employment agreement providing for Ms. Yu’s employment as the Company’s Chief Legal Officer and Chief Continuity Officer, effective as of April 1, 2022. Ms. Yu has previously held the position of Chief Compliance Officer for the Company’s wholly-owned subsidiary, Wainwright Holdings, Inc. and its wholly-owned subsidiary, United States Commodity Funds LLC (“USCF”). Pursuant to the Employment Agreement, Ms. Yu shall receive a base salary of $425,000 per annum and shall be entitled to receive bonuses, including awards and grants, pursuant to the Company’s 2021 Equity Incentive Plan which is administered by the Compensation Committee. Further, Ms. Yu is entitled to other benefits as more fully detailed in her Employment Agreement. In the event that Ms. Yu’s employment with the Company is involuntarily terminated for any reason other than gross misconduct, the Company will pay Ms. Yu severance compensation equivalent to 6 months' salary payable over the course of the 6 months following the termination date. No severance compensation will be paid to Ms. Yu if she resigns or is involuntarily terminated for gross misconduct.

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

Members of the audit committee through November 2023 are, Derek Mullins, Chair, James Alexander and Erin Grogan. Kelly Anderson, CPA (inactive) was a member of the audit committee up until her resignation from the Company on September 24, 2022.

Compensation Committee

The compensation committee was established to assist the Board in ensuring that a proper system of long and short-term compensation is in place to provide performance-oriented incentives to Company management and key personnel and that compensation plans and awards are appropriate and competitive which reflect the objectives and performance of the Company.

Current members of the compensation committee are Matt Gonzalez, Chair, Joya Harris and Scott Schoenberger.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our executive officers for the fiscal years ended June 30, 2023 and 2022. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus($)	Stock Awards ($)	OptionAwards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David W. Neibert	2022	285,345	25,000	Nil	Nil	Nil	Nil	Nil	310,345
Chief Operations Officer(1)	2023	425,000	Nil	Nil	Nil	Nil	Nil	Nil	425,000
Nicholas D. Gerber(2)	2022	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Chief Executive Officer	2023	400,000	Nil	Nil	Nil	Nil	Nil	Nil	400,000
Stuart P. Crumbaugh (3)	2022	335,212	118,173	Nil	Nil	Nil	Nil	Nil	453,385
Chief Financial Officer	2023	425,000	Nil	Nil	Nil	Nil	Nil	Nil	425,000
Carolyn Yu (4)	2022	351,950	81,900	Nil	Nil	Nil	Nil	Nil	433,850
Chief Legal Officer	2023	425,000	Nil	Nil	Nil	Nil	Nil	Nil	425,000

(1) Mr. Neibert's salary was increased to $425,000 per year in April 2022.

(2) USCF paid Mr. Gerber a salary of $400,000.

(3) Mr. Crumbaugh salary was increased to $425,000 in April 2022.

(4) Ms. Yu became the CLO and her salary was increased to $425,000 in April 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no unexercised stock options, stock that has not vested, or equity incentive plan awards for any named officer outstanding at the end of the last fiscal year.

Compensation of Directors

The following compensation was paid to our directors for their services as directors for the fiscal year ended June 30, 2023. Only our independent directors receive compensation. Independent directors receive an annual retainer, paid quarterly, plus fees earned through committee participation, paid annually, plus reimbursement for approved Board meeting travel and related out-of-pocket expenses.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards 1 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David W. Neibert	-	-	-	-	-	-	-
Nicholas D. Gerber	-	-	-	-	-	-	-
Scott Schoenberger	-	-	-	-	-	-	-
Stuart P. Crumbaugh ***	-	-	-	-	-	-	-
Matt Gonzalez	18,918	5,000	-	-	-	-	23,918
Erin Grogan	18,918	5,000	-	-	-	-	23,918
Kathryn D. Rooney **	-	-	-	-	-	-	-
Derek Mullins	18,918	5,000	-	-	-	-	23,918
James Alexander ***	6,000	-	-	-	-	-	6,000
Kelly J. Anderson *	2,500	-	-	-	-	-	2,500
Joya Delgado Harris	18,918	5,000	-	-	-	-	23,918

(1)   Stock awards consist of Restricted Stock Awards ("RSA") granted under the Company's Equity Plan. On March 29, 2023 each independent director was awarded a grant of 2,924 shares with date of grant fair value of $1.71 per share vesting over a 4 year period.

*     On September 24, 2022, Kelly J. Anderson resigned from the Company's Board of Directors and audit committee.

**   On April 17, 2023 Kathryn Rooney resigned from the Company's Board of Directors.

*** On April 17, 2023 James Alexander and Stuart Crumbaugh were appointed to the Company's Board of Directors.

Stock Options.

During the last two fiscal years, our officers and directors have received no Stock Options and no stock options are outstanding.

Equity Compensation Plans.

We have no equity compensation plans.

Clawback Policy

In accordance with the NYSE listing standards amendment, the Company has adopted a compensation recoupment policy that provides the Board discretion to recover incentive compensation paid to current and former executives in the event of an accounting restatement triggered by material noncompliance with financial reporting requirements under the securities laws.

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

Name and Address of Beneficial Owner	Amount Owned		Percent of Class (5)
Gonzalez & Kim 120 Calle Iglesia, San Clemente CA 92672	233,400	-1	0.58%
Nicholas D. Gerber 120 Calle Iglesia, San Clemente CA 92672	18,250,015	-2	45.21%
David W. Neibert 120 Calle Iglesia, San Clemente CA 92672	44,448	-3	0.11%
Scott Schoenberger 120 Calle Iglesia, San Clemente CA 92672	4,697,993	-4	11.64%
Kathryn D. Rooney 120 Calle Iglesia, San Clemente CA 92672 ***	2,000	-5	*
Derek Mullins 120 Calle Iglesia, San Clemente CA 92672	-		0%
Erin Grogan 120 Calle Iglesia, San Clemente CA 92672	-		0%
Kelly J. Anderson 120 Calle Iglesia, San Clemente CA 92672 **	-		0%
Joya Harris 120 Calle Iglesia, San Clemente CA 92672	-		0%
James Alexander 120 Calle Iglesia, San Clemente, CA 92672 ***	-		0%
Stuart P. Crumbaugh 120 Calle Iglesia, San Clemente CA 92672 ***	-		0%
Carolyn Yu 120 Calle Iglesia, San Clemente CA 92672	7,000	-6	*
Officers and Directors as a Group	23,234,856	-7	57.55%
Sheila Gerber	3,183,929		7.89%
Gerber Family Trust	5,623,543		13.93%

* Less than 1%

** Kelly J. Anderson resigned from the Board on September 24, 2022.

*** Kathryn D. Rooney resigned from the Board on April 17, 2023 and James Alexander and Stuart P. Crumbaugh were appointed to the Board on that date.

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

(5)

Ms. Rooney was a member of the Board of the Company through April 17, 2023. Ms. Rooney directly owns an aggregate 2,000 shares which is less than 1% of the outstanding shares of Common Stock which percentage is based on 40,370,659 outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

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

Fiscal Year ended June 30, 2023	$390,816
Fiscal Year ended June 30, 2022	$309,802

Audit-Related Fees. Our principal independent accountant, and those secondary accountants performing audit reviews of our subsidiaries on our behalf, billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2023	nil
Fiscal Year ended June 30, 2022	nil

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2023	$164,390
Fiscal Year ended June 30, 2022	$171,753

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2023	$32,100
Fiscal Year ended June 30, 2022	213,918

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

THE MARYGOLD COMPANIES, INC.

Date: September 25, 2023	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 25, 2023	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 25, 2023	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 25, 2023	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 25, 2023	/s/ Derek Mullins
Derek Mullins, Director

Date: September 25, 2023	/s/ James Alexander
James Alexander, Director

Date: September 25, 2023	/s/ Erin Grogan
Erin Grogan, Director

Date: September 25, 2023	/s/ Joya Delgado Harris
Joya Delgado Harris, Director