Form 10-Q
period 2023-09-30
Marygold Companies, Inc.
filed 2023-11-13
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-29913

THE MARYGOLD COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Calle Iglesia

Unit B

San Clemente, CA 92672

949-429-5370

Fax: 888.312.0124

(Address and telephone number of registrant’s principal

executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Security	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	MGLD	NYSE, American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s common stock began trading on the NYSE American exchange on March 10, 2022. The registrant had 39,383,459 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock outstanding on November 10, 2023. Series B Preferred stock is convertible to 20 shares of Common Stock for each share of Series B Preferred stock. Each share of Series B Preferred stock votes as 20 shares of Common Stock.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the outcome of the class action litigation;
●	recent resolutions with the Securities and Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”) against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, USCF Investments, Inc. (“USCF Investments”) (f/k/a Wainwright Holdings), and other related parties, as disclosed under “Item 1. Legal Proceedings”;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs;
●	our operating subsidiaries’ ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;
●	the evolution of technologies affecting our operating subsidiaries’ products and markets;
●	our operating subsidiaries’ ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	our operating subsidiaries’ ability to successfully penetrate enterprise markets;
●	our operating subsidiaries’ ability to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	worldwide economic conditions, including aftereffects from the economic disruption imposed by the COVID-19 pandemic, the conflict in Israel, and the conflict in the Ukraine, and their impact on spending;
●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, this Quarterly Report on Form 10-Q or our registration statements filed with the U.S. Securities and Exchange Commission. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	June 30, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,987,062	$8,161,167
Accounts receivable, net	851,570	1,352,210
Accounts receivable - related parties	1,669,886	1,673,895
Inventories	2,194,827	2,254,139
Prepaid income tax and tax receivable	1,350,165	991,797
Investments, at fair value	13,261,783	11,480,981
Other current assets	973,562	904,153
Total current assets	27,288,855	26,818,342

Restricted cash	413,454	425,043
Property, plant and equipment, net	1,209,739	1,255,302
Operating lease right-of-use asset	701,248	821,021
Goodwill	2,307,202	2,307,202
Intangible assets, net	2,220,755	2,329,970
Deferred tax assets, net - United States	771,287	771,287
Other assets	552,660	552,660
Total assets	$35,465,200	$35,280,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,491,543	$2,711,931
Expense waivers – related parties	107,213	58,685
Operating lease liabilities, current portion	361,013	457,309
Purchase consideration payable	604,990	604,990
Loans - property and equipment, current portion	346,282	358,802
Total current liabilities	4,911,041	4,191,717

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	82,543	88,516
Operating lease liabilities, net of current portion	352,347	380,535
Deferred tax liabilities, net - foreign	242,289	242,289
Total long-term liabilities	677,179	711,340
Total liabilities	5,588,220	4,903,057

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 shares authorized Series B: 49,360 shares issued and outstanding at September 30, 2023 and at June 30, 2023	49	49
Common stock, $0.001 par value; 900,000,000 shares authorized; 39,383,459 shares issued and outstanding at June 30, 2023 and at June 30, 2023	39,384	39,384
Additional paid-in capital	12,490,352	12,396,722
Accumulated other comprehensive loss	(239,079)	(144,840)
Retained earnings	17,586,274	18,086,455
Total stockholders’ equity	29,876,980	30,377,770
Total liabilities and stockholders’ equity	$35,465,200	$35,280,827

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Net revenue
Fund management – related party	$5,049,550	$5,419,435
Food products	1,730,527	1,937,426
Security systems	553,719	628,892
Beauty products	774,626	804,078
Financial services	127,092	133,457
Net revenue	8,235,514	8,923,288

Cost of revenue	2,037,188	2,023,664

Gross profit	6,198,326	6,899,624

Operating expense
Salaries and compensation	2,589,949	2,368,368
General and administrative expense	2,248,540	1,686,658
Fund operations	1,270,128	1,140,588
Marketing and advertising	972,011	777,710
Depreciation and amortization	153,977	149,208
Total operating expenses	7,234,605	6,122,532

(Loss) income from operations	(1,036,279)	777,092

Other income (expense):
Interest and dividend income	193,043	52,569
Interest expense	(3,559)	(7,794)
Other income (expense), net	43,993	(98,369)
Total other income (expense), net	233,477	(53,594)

(Loss) income before income taxes	(802,802)	723,498

Benefit (Provision) of income taxes	302,621	(226,330)

Net (loss) income	$(500,181)	$497,168

Weighted average shares of common stock
Basic	40,397,375	40,370,659
Diluted	40,397,375	40,399,873

Net (loss) income per common share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Net (loss) income	$(500,181)	$497,168

Other comprehensive (loss) income:
Foreign currency translation (loss)	(94,239)	(313,759)
Comprehensive (loss) income	$(594,420)	$183,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

Period Ending September 30, 2023	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid – in Capital	Comprehensive (Loss)	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2023	49,360	$49	39,383,459	$39,384	$12,396,722	$(144,840)	$18,086,455	$30,377,770
Loss on currency translation	-	-	-	-	-	(94,239)	-	(94,239)
Stock-based compensation	-	-	-	-	93,630	-	-	93,630
Net (loss)	-	-	-	-	-	-	(500,181)	(500,181)
Balance at September 30, 2023	49,360	$49	39,383,459	$39,384	$12,490,352	$(239,079)	$17,586,274	$29,876,980

Period Ending September 30, 2022	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid – in Capital	Comprehensive (Loss)	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2022	49,360	$49	39,383,459	$39,384	$12,313,205	$(234,790)	$16,921,426	$29,039,274
Loss on currency translation	-	-	-	-	-	(313,759)	-	(313,759)
Stock-based compensation	-	-	-	-	6,700	-	-	6,700
Net income	-	-	-	-	-	-	497,168	497,168
Balance at September 30, 2022	49,360	$49	39,383,459	$39,384	$12,319,905	$(548,549)	$17,418,594	$29,229,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(500,181)	497,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,977	149,208
Bad debt expense	213	-
Stock-based compensation	93,630	6,700
Net realized and unrealized (gains) losses on investments	(269,381)	111,855
Operating lease right-of-use asset - non-cash lease cost	128,403	231,070

Decrease (increase) in current assets:
Accounts receivable	478,096	(179,083)
Accounts receivable - related party	4,009	565,296
Prepaid income taxes and tax receivable	(359,021)	61,872
Inventories	34,198	(194,695)
Other current assets	(70,130)	(34,814)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	668,487	(149,343)
Operating lease liabilities	(118,480)	(233,992)
Expense waivers - related party	48,528	70,448
Purchase consideration payable	-	(22,493)
Net cash provided by operating activities	292,348	879,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(25,189)	(9,418)
Proceeds from sale of investments	7,829,645	-
Purchase of investments	(9,341,066)	(257,624)
Net cash (used in) investing activities	(1,536,610)	(267,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(3,656)	(3,476)
Net cash (used in) by financing activities	(3,656)	(3,476)

Effect of exchange rate change on cash and cash equivalents	62,224	(237,331)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,185,694)	371,348

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	8,586,210	13,928,899

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$7,400,516	14,300,247

Cash and cash equivalents	6,987,062	13,370,714
Restricted cash	413,454	929,533
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$7,400,516	14,300,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$4,727	4,018
Income taxes paid, net	$86,978	70,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (the “Company” or “The Marygold Companies”), a Nevada corporation, operates through its wholly-owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●	USCF Investments, Inc. (“USCF Investments”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.
●	Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly-owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia. (collectively “Gourmet Foods”)
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●	Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.
●	Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively “Marygold”) was established by The Marygold Companies to explore opportunities in the financial technology (“Fintech”) space, completed its development phase in June 2023, and launched its commercial services in June 2023. Through September 30, 2023, Marygold continued its launch efforts and commenced with new marketing campaigns.
●	Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Operations are included in these condensed consolidated financial statements beginning on the acquisition date of June 20, 2022.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2023 and filed with the U.S. Securities and Exchange Commission on September 25, 2023.

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

Accounts Receivable, net and Accounts Receivable – Related Parties

Accounts receivable, net consist of receivables related to the Brigadier, Gourmet Foods and Original Sprout businesses. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends, changes in customer payment patterns, and reasonable and supportable forecasts about the future to determine whether or not an account should be deemed uncollectible. Reserves, if any, are recorded on a specific identification basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023 and June 30, 2023, the Company had $213 and $1,427, respectively, reserved for as allowance for credit losses.

Accounts receivable – related parties consist of fund asset management fees receivable related to the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. As of September 30, 2023 and June 30, 2023, there is no allowance for credit losses as all amounts are deemed collectible.

Major Customers and Suppliers – Concentration of Credit Risk

The Marygold Companies, as a holding company, operates through its wholly-owned subsidiaries and has no concentration of risk either from customers or suppliers as a stand-alone entity. Marygold, as a newly formed development stage entity, had not commenced operations for the year ended June 30, 2023. Any transactions that did occur were combined with those of The Marygold Companies for periods prior to June 30, 2023.

Our subsidiary USCF Investments relies on the revenues generated through the various funds it manages. The concentration of fund management revenue for the three months ended September 30, 2023 and 2022, and related receivables as of September 30, 2023 and June 30, 2023 were as follows:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2023		September 30, 2022
	Revenue		Revenue
Fund
USO	$1,684,103	33%	$2,564,245	47%
UNG	1,688,916	34%	807,940	15%
USCI	367,142	7%	597,385	11%
All Others	1,309,389	26%	1,449,865	27%
Total	$5,049,550	100%	$5,419,435	100%

	As of September 30, 2023		As of June 30, 2023
	Accounts Receivable		Accounts Receivable
Fund
USO	$544,764	33%	$596,039	36%
UNG	565,460	34%	554,011	33%
All Others	559,662	33%	523,845	31%
Total	$1,669,886	100%	$1,673,895	100%

The Marygold Companies, through Gourmet Foods and its wholly owned subsidiary, Printstock Products Limited, has two major customer groups comprising gross revenues: 1) baking, and 2) printing. For the purpose of segment reporting (Note 16), both revenue streams are considered part of the same “food industry” segment as they are evaluated as one segment by the Company’s Chief Operating Decision Maker.

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

In the gasoline convenience store market customer group, Gourmet Foods supplies major consortiums of gasoline convenience stores who operate under various name brands.

The third major customer group is independent retailers and cafes, which collectively accounted for the balance of baking sales revenue. Although some customers contributed significant revenues to Gourmet Foods, no single customer contributed a significant amount of revenues to the consolidated Company for the three month periods ending September 30, 2023 and 2022. One customer did account for 10% of the Company’s consolidated accounts receivable as of September 30, 2023 and was insignificant as of June 30, 2023.

Printing: The printing sector of Gourmet Foods’ gross revenues is comprised of many customers, some large and some small, with no single customer accounting for a significant portion of the Company’s consolidated revenues. One customer accounted for 17% of the Company’s consolidated accounts receivable as of September 30, 2023 as compared to 12% as of June 30, 2023. One other customer accounted for 11% of the Company’s consolidated accounts receivable as of June 30, 2023, however was insignificant as of September 30, 2023.

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available in the local marketplace should the need arise. However, the unavailability of, or increase in price in, any of the ingredients on which Gourmet Foods relies to produce its products could harm its operating results for such period.

The Marygold Companies, through Brigadier, is partially dependent upon its contractual relationship with the alarm monitoring company who provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring, or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, with alternate solutions available should the need arise. This monitoring company accounted for 12% of the Company’s consolidated accounts receivable as of September 30, 2023 and 11% at June 30, 2023. A customer accounted for 12% of the Company’s consolidated accounts receivable as of June 30, 2023 and was insignificant as of September 30, 2023.

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

The Marygold Companies, through Original Sprout, sells its products through 3 channels to market: 1) direct sales to end users via online shopping carts, 2) sales through international wholesale distributors who, in turn, sell to other retailers or wholesalers, and 3) to retail stores selling to end users either from the shelf or online. No single customer contributed significant sales revenues to the Company’s consolidated revenues for the three months ended September 30, 2023 and 2022. No single customer contributed a significant amount to the Company’s consolidated accounts receivable as of September 30, 2023 or as of June 30, 2023.

The Marygold Companies, through Original Sprout, is dependent upon its relationships with product packaging companies who, at the direction of Original Sprout, produce the products in accordance with proprietary formulas, packages them in appropriate containers, and delivers the finished goods to Original Sprout for distribution to its customers. Original Sprout strives to maintain at least two packaging companies at all times, thus if one relationship were to fail the other would be able to continue to supply services. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in timely fashion or at the expected price point. To safeguard against this possibility, Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

The Marygold Companies, through Marygold UK and its wholly owned subsidiary, Tiger Financial and Asset Management (“Tiger”), identifies its concentration of risk as the reliance on a relatively small number of clients to continue their relationship with Tiger as their investment advisor. Tiger acts as an investment advisor and financial planner to its clients and has two principal revenue streams which comprise ongoing fees for providing investment advice, and commissions for the intermediation of insurance-based products. Tiger does not provide investment management services directly, rather the clients’ assets are referred to third party investment managers, primarily discretionary investment managers, and Tiger receives fees for the ongoing advice and financial planning services which are charged as a percentage of the assets under management. Should the relationship with the current investment manager come to an end, management is confident that a similar arrangement can be easily made with alternative investment managers. Tiger advises approximately 50 families/clients who collectively account for approximately $40 million in assets under management as of September 30, 2023 and June 30, 2023. No single client accounted for a significant portion of the Company’s consolidated revenues. Marygold UK does not recognize any credit risk for accounts receivable. Marygold UK is seeking to further diversify its client base through ongoing outreach initiatives and, in the long term, add to its revenue streams through the development of the Marygold fintech app.

Inventories

Inventories, consisting primarily of; (i) food products, printing supplies, and packaging in New Zealand, (ii) hair and skin care finished products and components in the U.S., (iii) security system hardware in Canada, and (iv) printed debit cards and wearables at Marygold are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the three months ended September 30, 2023 and 2022, the expense for slow-moving or obsolete inventory was $0 and $0, respectively.

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

Intangible Assets

Intangible assets consist of brand names, domain names, recipes, non-compete agreements and customer lists along with the internally developed software in process for the business applications of Marygold which launched in the latter part of June 2023, and the U.K. regulatory certification acquired by Marygold UK in the Tiger purchase transaction. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that an indefinite intangible asset is impaired, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment recorded for the three month period ended September 30, 2023 or the fiscal year ended June 30, 2023.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company’s fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. There was no impairment recorded for the three month period ended September 30, 2023 or the fiscal year ended June 30, 2023.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment recorded for the three month period ended September 30, 2023 or the fiscal year ended June 30, 2023.

Investments and Fair Value of Financial Instruments

Equity securities included in short-term investments are classified as available-for-sale securities and debt securities are classified as trading securities. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) which is included as part of other (expense) income in the consolidated statements of income. The Company values its investments in accordance with Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) The Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

Warrants to Purchase Common Stock

The Company from time to time will issue warrant instruments to purchase common stock and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Generally, warrants issued in connection with debt and equity financings are presented as a component of equity unless the warrants include a conditional obligation to issue a variable number of shares among other conditions, or it is possible that the Company may need to settle the warrants in cash, in which instance the warrants would be accounted for as non-current liabilities in the accompanying balance sheets. As of September 30, 2023 and June 30, 2023 all outstanding warrants are classified as equity instruments.

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds in the United States and in the United Kingdom primarily based on assets under management (“AUM”), sales of gourmet meat pies and printing of food wrappers in New Zealand, sales of security alarm system installation and maintenance services in Canada, and sales of hair and skin care products internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, the revenue recognition criteria described below are met at the time the product is shipped, the subscription period commences, or the management services are provided. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization. The Company’s only contract assets are accounts receivable, net, and accounts receivable – related parties. The Company has no contract liabilities other than deposits received periodically which are insignificant to the consolidated financial statements.

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocating the transaction price to the performance obligations in the contract

5. Recognizing revenue when or as the performance obligation is satisfied

Transactions involve security systems that are sold outright to the customer where the Company’s performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected as security system revenue in the Consolidated Statements of Income. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Condensed Consolidated Statements of Income, which for the three months ended September 30, 2023 and 2022, were approximately $73,422 and $82,960, or approximately 13% and 13%, respectively, of the total security system revenues. These revenues for the three months ended September 30, 2023 and 2022 accounted for approximately 1% of total consolidated revenues. None of the other subsidiaries of the Company generate revenues from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the three months ended September 30, 2023 and September 30, 2022 were $1.0 million and $0.8 million, respectively.

Other Comprehensive Income (Loss)

Foreign Currency Translation

We record foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The accounts of Gourmet Foods use the New Zealand dollar as the functional currency. The accounts of Brigadier Security System use the Canadian dollar as the functional currency, and the accounts of Marygold UK use the Great Britain pound as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the weighted average exchange rate throughout the period. Foreign currency transaction gains and (losses) can also occur if a transaction is settled in a currency other than the entity’s functional currency. Accumulated currency translation gains and (losses) are classified as an item of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed. For the three months ended September 30, 2023 and year ended June 30, 2023 a determination was made that no adjustments were necessary.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11, which replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The new guidance will be effective for annual reporting periods beginning after December 15, 2022 (as amended by ASU 2019-10), including interim periods within that annual period. The Company adopted the standard during the quarter ending September 30, 2023 with the additional disclosures and no changes related to the period of recognition of losses on its receivables.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate diluted earnings per share (“EPS”) for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2023, including interim periods for those fiscal years. Early adoption is permitted for periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company anticipates the adoption of the standard will not have a material impact on its condensed consolidated financial statements and related disclosures given its current and anticipated operations.

NOTE 3. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding. This calculation includes Basic net income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also, as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of September 30, 2023 there were 1,237,157 common stock equivalents which were anti-dilutive. During the quarter ended September 30, 2022, the dilutive effect of nonvested restricted stock awards results in approximately 29,200 incremental shares to be included in the diluted shares used in the calculation of diluted earnings per share for the three months ended September 30, 2022. The incremental diluted shares have no impact on earnings per share and have been omitted from the September 30, 2022 table presented below. As such, basic and diluted earnings per share were the same.

Basic and diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows:

	For the Three Months Ended September 30, 2023
	Net Loss	Shares	Per Share
Basic net (loss) per share:
Net (loss) available to common shareholders	$(487,958)	39,410,175	$(0.01)
Net (loss) available to preferred shareholders	(12,223)	987,200	$(0.01)
Basic net (loss) per share	$(500,181)	40,397,375	$(0.01)

Diluted net (loss) per share:
Net (loss) available to common shareholders, basic	$(487,958)	39,410,175
Impact of dilutive securities	-	-
Net (loss) available to common shareholders, diluted	$(487,958)	39,410,375	$(0.01)
Net (loss) available to preferred shareholders	(12,223)	987,200	$(0.01)
Diluted net (loss) per share	$(500,181)	40,397,375	$(0.01)

	For the Three Months Ended September 30, 2022
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$485,011	39,383,459	$0.01
Net income available to preferred shareholders	12,157	987,200	$0.01
Basic and diluted income per share	$497,168	40,370,659	$0.01

NOTE 4. INVENTORIES

Inventories for Gourmet Foods, Brigadier and Original Sprout consisted of the following totals as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023
Raw materials	$1,259,693	$1,299,564
Supplies and packing materials	146,920	156,050
Finished goods	788,214	798,525
Total inventories	$2,194,827	$2,254,139

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023
Plant and equipment	$1,888,585	$1,914,568
Furniture and office equipment	300,543	287,344
Land and building	560,333	574,744
Vehicles	353,791	362,085
Solar energy system	132,580	134,970
Total property, plant and equipment, gross	3,235,832	3,273,711
Accumulated depreciation	(2,026,093)	(2,018,409)
Total property, plant and equipment, net	$1,209,739	$1,255,302

For the three months ended September 30, 2023 depreciation expense for property, plant and equipment totaled $44,762 as compared to $48,581 for the three months ended September 30, 2022.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023
Customer relationships	$1,363,935	$1,363,935
Brand name	1,297,789	1,297,789
Domain name	36,913	36,913
Recipes	1,221,601	1,221,601
Non-compete agreement	274,982	274,982
Internally developed software	217,990	217,990
Total	4,413,210	4,413,210
Less : accumulated amortization	(2,192,455)	(2,083,240)
Net intangibles	$2,220,755	$2,329,970

CUSTOMER RELATIONSHIPS

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired customer relationships was estimated to be $66,153 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired customer relationships was estimated to be $434,099 and is amortized over the remaining useful life of 10 years. On December 18, 2017, the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired customer relationships was determined to be $200,000 and is amortized over the remaining useful life of 7 years. On July 1, 2020, our wholly owned subsidiary, Gourmet Foods, Ltd., acquired Printstock Products Limited. The fair value of the acquired customer relationships was estimated to be $77,123 and is amortized over a useful life of 9 years. On June 20, 2023 our wholly-owned subsidiary, Marygold UK, acquired Tiger Financial and Asset Management Limited. The fair value of the acquired customer relationships was estimated to be $587,328 and is amortized over a useful life of 7 years.

	September 30,	June 30,
	2023	2023
Customer relationships	$1,363,935	$1,363,935
Less: accumulated amortization	(672,673)	(629,568)
Total customer relationships, net	$691,262	$734,367

BRAND NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired brand name was estimated to be $61,429 and is amortized over the remaining useful life of 10 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired brand name was estimated to be $340,694 and is amortized over the remaining useful life of 10 years. On December 18, 2017, the Company’s wholly owned subsidiary, Kahnalytics, Inc., acquired the assets of Original Sprout LLC. The fair value of the acquired brand name was determined to be $740,000 and is considered to have an indefinite life. Unlike the brand names Gourmet Foods and Brigadier Security Systems, Original Sprout is an actual product name and recognized associated brand that is identifiable to consumers of the product and is the basis of the value proposition. That brand name will forever be associated with the product offering unless and until such time in the future as the Company may elect to discontinue the use of the brand and move towards establishment of an alternative product offering. On July 1, 2020, our wholly owned subsidiary, Gourmet Foods, Ltd., acquired Printstock Products Limited. The fair value of the brand name was determined to be $57,842 and, like that of Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment of the brand names “Original Sprout” and “Printstock” at each reporting interval with no amortization recognized. One June 20, 2022, our wholly-owned subsidiary, Marygold UK, Tiger Financial and Asset Management Limited. The fair value of the acquired trade name, $24,456, together with its regulatory business certification, $73,368, totaled $97,824 and, like those of Printstock and Original Sprout, would continue to stay in use for an indefinite period of time. Therefore, the Company will test for impairment at each reporting internal with no amortization recognized.

	September 30,	June 30,
	2023	2023
Brand name	$1,297,789	$1,297,789
Less: accumulated amortization	(300,178)	(290,042)
Total brand name, net	$997,611	$1,007,747

DOMAIN NAME

On August 11, 2015, the Company acquired Gourmet Foods, Ltd. The fair value on the acquired domain name was estimated to be $21,601 and is amortized over the remaining useful life of 5 years. On June 2, 2016, the Company acquired Brigadier. The fair value on the acquired domain name was estimated to be $15,312 and is amortized over the remaining useful life of 5 years. As of September 30, 2023, the fair value of the acquired domain names had been fully amortized.

	September 30,	June 30,
	2023	2023
Domain name	$36,913	$36,913
Less: accumulated amortization	(36,913)	(36,913)
Total domain name, net	$-	$-

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

	September 30,	June 30,
	2023	2023
Recipes and formulas	$1,221,601	$1,221,601
Less: accumulated amortization	(889,543)	(851,735)
Total recipes and formulas, net	$332,058	$369,866

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

	September 30,	June 30,
	2023	2023
Non-compete agreement	$274,982	$274,982
Less: accumulated amortization	(274,982)	(274,982)
Total non-compete agreement, net	$-	$-

INTERNAL USE SOFTWARE

During the first quarter of 2020, Marygold began incurring expenses in connection with the internal development of software applications that are planned for eventual integration to its consumer Fintech offering. Certain of these expenses, totaling $217,990 as of June 30, 2023, have been capitalized as intangible assets. As of July 1, 2023 the development has been completed and the product was commercially viable. The capitalized costs will be amortized over its useful life of three years commencing during the quarter ended September 30, 2023 when the assets were placed into service.

	September 30,	June 30,
	2023	2023
Internally developed software	$217,990	$217,990
Less: accumulated amortization	(18,166)	-
Total internally developed software	$199,824	$217,990

AMORTIZATION EXPENSE

The total amortization expense for intangible assets for the three months ended September 30, 2023 and 2022 was $109,215 and $100,627, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years, are as follows:

Years Ending June 30,	Expense
Remainder of fiscal 2024	$324,673
2025	418,625
2026	306,858
2027	92,417
2028	92,417
Thereafter	985,765
Total	$2,220,755

NOTE 7. OTHER ASSETS

Other Current Assets

Other current assets totaling $973,562 as of September 30, 2023 and $904,153 as of June 30, 2023 are comprised of various components as listed below.

	As of September 30, 2023	As of June 30, 2023
Prepaid expenses	$949,064	$889,128
Other current assets	24,498	15,025
Total	$973,562	$904,153

Investments

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Condensed Consolidated Statements of Income. Investments in which no controlling financial interest exists, but significant influence exists are recorded per the equity method of investment accounting unless the fair value option is elected under Accounting Standards Codification (“ASC”) 825, Fair Value Option. As of September 30, 2023, the USCF Advisers owned $1.2 million of the USCF Gold Strategy Plus Income Fund (“GLDX”), $0.5 million of the USCF Sustainable Battery Metals Strategy Fund (“ZSB”), $3.2 million of the USCF Energy Commodity Strategy Absolute Return Fund (“USE”) and $2.7 million of the USCF Sustainable Commodity Strategy Fund (“ZSC”), which launched in August 2023. As of June 30, 2023, USCF Advisers held positions in GLDX, ZSB and USE of $1.3 million, $1.9 million and $2.6 million, respectively. These funds are related parties managed by USCF Advisers, which are included in other equities in the below table. The Company elected the fair value option related to these investments as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. In addition to the holdings in GLDX, ZSB and USE, the Company also invests in marketable securities. The Company recognized unrealized gains (losses) of $266 thousand and ($112) thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023 and June 30, 2023, the aggregate of such investments were approximately $13.3 million and $11.5 million, respectively.

All of the Company’s short-term investments are classified as Level 1 assets as of September 30, 2023 and June 30, 2023. Investments measured at estimated fair value consist of the following as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,427,983	$-	$-	$3,427,983
Other short-term investments	283,883	-	(1,420)	282,463
Short-term treasury bills	1,944,981	19,339	-	1,964,320
Other equities – related parties	7,479,426	646,085	(538,494)	7,587,017
Total short-term investments	$13,136,273	$665,424	$(539,914)	$13,261,783

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,402,472	$-	$-	$3,402,472
Other short-term investments	280,401	-	(1,653)	278,748
Short-term treasury bills	1,952,010	16,950	-	1,968,960
Other equities – related parties	5,971,926	88,345	(229,470)	5,830,801
Total short-term investments	$11,606,809	$105,295	$(231,123)	$11,480,981

During the three month and one year periods ended September 30, 2023 and June 30, 2023, respectively, there were no transfers between Level 1 and Level 2.

Restricted Cash

At September 30, 2023 and June 30, 2023, Gourmet Foods had on deposit approximately NZ$20,000 (approximately US$11,993 and US$12,209, respectively after currency translation) securing a lease bond for one of its properties. The cash securing the bond is restricted from access or withdrawal so long as the bond remains in place.

At September 30, 2023, Marygold UK had on deposit £329,212 (approximately US$401,622) securing a deferred purchase price payment due on December 31, 2023 to the seller of Tiger. At June 30, 2023 the amount on deposit was £327,694 (approximately US$413,560 translated as of June 30, 2023). The cash deposit is restricted by covenant from access or withdrawal prior to payment of the remaining deferred purchase price.

Long Term Assets

Other long-term assets totaling $552,660 at September 30, 2023 and June 30, 2023, were attributed to USCF Investments and Original Sprout and consisted of:

(i)	$500,000 as of September 30, 2023 and June 30, 2023 representing 10% equity investment in a registered investment adviser accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions. There was no impairment recorded for the quarter ended September 30, 2023 and year ended June 30, 2023;
(ii)	and $52,660 as of September 30, 2023 and June 30, 2023 representing deposits and prepayments of rent.

NOTE 8. GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.

Goodwill is comprised of the following amounts as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023

Goodwill – Original Sprout	$416,817	$416,817
Goodwill – Gourmet Foods	275,311	275,311
Goodwill – Brigadier	351,345	351,345
Goodwill – Marygold & Co. (UK)	1,263,729	1,263,729
Total	$2,307,202	$2,307,202

The Company tests for goodwill impairment at each reporting unit. There was no goodwill impairment for the three months ended September 30, 2023 or year ended June 30, 2023.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023
Accounts payable	$2,449,564	$1,325,539
Taxes payable	66,680	97,453
Accrued payroll, vacation and bonus payable	331,968	454,786
Accrued operating expenses	643,331	834,153
Total	$3,491,543	$2,711,931

NOTE 10. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues, totaling $5.0 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively, were earned from these related parties. Accounts receivable, totaling $1.7 million and $1.7 million as of September 30, 2023 and June 30, 2023, respectively, were owed from the Funds that are related parties. Fund expense waivers, totaling $0.1 million and fund expense limitation amounts, totaling $0.1 million, for each of the three months ended September 30, 2023 and 2022, were incurred on behalf of these related parties. Waivers payable, totaling $0.1 million and $0.1 million as of September 30, 2023 and June 30, 2023, respectively, were owed to these related parties. Fund expense waivers and fund expense limitation obligations are defined under Note 15 to the Condensed Consolidated Financial Statements. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. Such investments included GLDX, ZSB, USE and ZSC (launched in August 2023), related party funds managed by USCF Advisers, and as of September 30, 2023 the investments totaled $1.2 million, $0.5 million, $3.2 million and $2.7 million, respectively. As of June 30, 2023 the investments totaled $1.3 million, $1.9 million, $2.6 million and $0, respectively. The Company owns approximately 62% and 68% of the outstanding shares of these investments as of September 30, 2023 and June 30, 2023, respectively.

NOTE 11. LOANS – PROPERTY AND EQUIPMENT

As of September 30, 2023, Brigadier had an outstanding principal balance of CD$446,533 (approx. US$328,646 translated as of September 30, 2023) due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The Condensed Consolidated Balance Sheets as of September 30, 2023 reflect the amount of the principal due as a current liability of US$328,646 as compared to US$340,849 in current liabilities translated as of June 30, 2023. Interest on the mortgage loan for the three months ended September 30, 2023 and 2022 was US$4,727 and US$3,706, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, has a finance lease liability related to a solar energy system. Total lease liabilities under the lease as of September 30, 2023 were NZ$167,057 (approximately US$100,178 translated as of September 30, 2023) as compared to NZ$174,405 (approximately US$106,469 translated as of June 30, 2023), respectively, and are included under loans-property and equipment on our Condensed Consolidated Balance Sheets.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock and Convertible Preferred Stock

The Company has 900,000,000 common shares authorized, 39,383,459 of which were issued and outstanding as of September 30, 2023 and June 30,2023.

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

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series, 5,000,000 designated as Series A, and 45,000,000 designated as Series B. As of September 30, 2023 there are no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. On January 15, 2021, the Company converted 3,672 shares of Series B Convertible Preferred Stock to 73,440 shares of common stock per the request of the shareholder and pursuant to the stock designation. There are 49,360 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2023 and June 30, 2023.

Stock-based Compensation

In August 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (“the Equity Plan”) which provides for the grant of stock-based awards, including stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”), to employees and non-employees. A total of 5,000,000 shares of common stock are authorized for issuance under the Plan, of which 3,772,843 are available for future grants as of September 30, 2023.

The fair value of stock options are estimated on the date of grant using the Black-Scholes option pricing model and recognized as compensation on a straight-line basis between the date of grant and the date the options become fully vested. During the three months ended September 30, 2023 the Company granted 240,881 stock options with a weighted average grant date fair value of $1.18 per share. Stock options issued have terms of ten years. The fair value of the options granted were estimated using the following assumptions:

For the Three Months Ended September 30, 2023
Expected volatility	166% - 197%
Expected term	6.4 years
Risk-Free interest rate	3.5% - 4.1%
Weighted-average fair value per share of grants	$1.41
Expected dividend yield	0%

	Options Outstanding as of September 30, 2023
	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of July 1, 2023	270,000	$1.61
Granted	240,881	$1.18
Exercised	-	$-
Forfeited	(20,000)	$1.64
Outstanding and expected to vest as of September 30, 2023	490,881	$1.40	9.6	$-
Exercisable as of September 30, 2023	-	$-		$-

The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $658,644 using the assumptions note above. The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2023 was $0. Stock-based compensation relating to stock options totaled $31,742 and $0 for the three months ending September 30, 2023 and 2022, respectively, and are included in the Condensed Consolidated Statements of Income. As of September 30, 2023, there was a total of $578,671 of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 3.6 years.

The following table summarizes the restricted stock activities for the Company’s Equity Plan for the three months ended September 30, 2023.

	Restricted Stock Outstanding as of September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2023	288,733	$1.36
Granted	447,543	$1.03
Vested	(26,716)	$-
Forfeited	-	$-
Nonvested as of September 30, 2023	709,560	$1.15
Expected to vest	709,560

The fair value of RSA’s is recognized as compensation on a straight-line basis between the date of grant and the date the RSA’s become fully vested. The fair value of RSA’s is estimated on the grant date based on the closing quoted market price of the Company’s stock and generally vest over a period of a 4 year period following issuance date, subject to continued service. In addition to the nonvested shares, there are approximately 26,716 of vested but not issued awards as of September 30, 2023. The vested unissued units are included in outstanding shares for basic and diluted earnings per share data, but are not reported as issued and outstanding in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements in Shareholder’ Equity.

During three months ended September 30, 2023, the Company granted 447,543 RSA’s with a weighted average grant date fair value of $1.03 per share and a total fair value at date of grant of $461,210. The intrinsic value of outstanding RSA’s was $766,325 as of September 30, 2023. Stock-based compensation relating to RSA’s totaled $61,888 and $0 for the three months ended September 30, 2023 and 2022, respectively, and are included in the condensed consolidated statements of income. As of September 30, 2023, there was $758,035 of unrecognized compensation expense related to outstanding RSA’s that will be recognized over a remaining weighted average period of 3.4 years. Holders of RSA’s generally have the rights and privileges of a stockholder with respect to the shares of common stock granted to the holder, including the right to vote such shares and the right to receive dividends with respect to such shares. However, all cash and stock dividends and distributions shall be held back by the Company for the holder’s account until such time as the related portion of the restricted stock award vests (at which time such dividends or distributions, as applicable, shall be released and paid). The Company does not consider the shares of common stock associated with the RSA’s to be issued and outstanding until vesting occurs.

The table below summarizes total remaining stock-based compensation for all outstanding awards:

Fiscal Period
Remainder of fiscal 2024	$329,882
Fiscal 2025	474,180
Fiscal 2026	346,121
Fiscal 2027	176,233
Fiscal 2028	10,290
Total stock-based compensation	$1,336,706

The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of September 30, 2023 and assumes no forfeiture activity and will be recognized over a weighted-average period of approximately 3.4 years.

There were no shares issued for vendor services during the three months ending September 30, 2023 or year ending June 30, 2023.

NOTE 13. BUSINESS COMBINATIONS

On August 17, 2021, our wholly-owned subsidiary Marygold UK entered into a Stock Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited (“Tiger”), a company incorporated and registered in England and Wales and located in Northampton, England. Tiger is an asset manager and investment advisor operating pursuant to certification by the Financial Conduct Authority of the United Kingdom with approximately £42 million in assets under management as of June 20, 2022. The transaction closed on June 20, 2022 with an agreed purchase price of £2,382,372 (translated to US$2,913,164), subject to adjustment as provided for in the SPA. As of June 30, 2022 approximately £1,018,935 (US$1,245,954) remained payable, £18,935 (US$23,154) of which was payable within 20 business days of closing, followed by subsequent equal payments of £500,000 due on December 31, 2022 and December 31, 2023, subject to downward adjustment per the terms of the SPA for an amount up to £500,000 should existing clientele close their accounts prior to December 31, 2023. There is no provision for any upward adjustments. As a result, management was able to complete its preliminary purchase price allocation as follows, under the assumption no downward adjustment will take place on December 31, 2023. Included in the allocation are estimated income tax liabilities of approximately US$86,277 pertaining to the operations prior to acquisition, and US$113,833 of deferred income tax liabilities associated with the value of the acquired intangible assets. Tiger will be operated as a subsidiary of Marygold UK and is expected to be initially cash flow neutral. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services to be offered by Marygold in the U.S. into the U.K. through the established contacts and certifications held by Tiger. As of September 30, 2023, £500,000 (US$604,990) remains unpaid and due on December 31, 2023, subject to adjustment. The foregoing amounts have been translated to US currency as of the acquisition date.

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

As of September 30, 2023, the Company’s total unrecognized tax benefits were approximately $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three months ended September 30, 2023 and September 30, 2022.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded tax benefit (expense) of $303 thousand and ($226) thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is subject to income taxes in the U.S. federal, various states, Canada and New Zealand tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s U.S. tax years 2018 through 2022 will remain open for examination by the federal and state authorities which is three and four years, respectively. The Company’s tax years from 2018 through 2022 remain open for examination by Canada and New Zealand authorities. As of September 30, 2023, there were no active taxing authority examinations.

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

The Company leases various facilities and offices throughout the world including the following subsidiary locations:

Gourmet Foods has operating leases for its office, factory and warehouse facilities located in Tauranga, New Zealand, and facilities leased by its subsidiary, Printstock, in Napier, New Zealand, as well as for certain equipment including printers and copiers. These leases are generally for three-year terms, with some options to renew for an additional term. The leases mature between August 2024 and October 2026, and require monthly rental payments of approximately $22,843 (GST not included) translated to U.S. currency as of September 30, 2023. Additionally, Gourmet Foods has one finance lease for its solar energy system that ends in December 2031 at the monthly rate (GST not included) of approximately US$1,580 translated as of September 30, 2023. Brigadier leases office and storage facilities in Regina, Saskatchewan. The minimum lease obligations for the Regina facility require monthly payments of approximately US$2,427 translated to U.S. currency as of September 30, 2023. Original Sprout currently leases office and warehouse space in San Clemente, CA with 3-year facility lease expiring on November 30, 2023 and monthly lease payments of $23,625. USCF Investments leases office space in Walnut Creek, California under an operating lease which expires in December 2023. Minimum monthly lease payments are approximately $13,455 with increases annually.

For the three month periods ended September 30, 2023 and 2022, the combined lease costs, including insignificant variable and short-term lease costs, of the Company and its subsidiaries totaled $205,046 and $198,487, respectively, and recorded under general and administrative expense in the Condensed Consolidated Statements of Income. As of September 30, 2023 the Condensed Consolidated Balance Sheets included operating lease right-of-use assets totaling $701,248 and $713,360 in total operating lease liabilities.

Future minimum consolidated lease payments for The Marygold Companies and its subsidiaries are as follows:

Year Ended June 30,	Operating Leases	Finance Lease
Remainder of fiscal 2024	$328,594	$14,151
2025	222,898	18,868
2026	173,972	18,868
2027	55,193	18,868
2028	-	18,868
Thereafter	-	64,465
Total minimum lease payments	780,657	154,088
Less: present value discount	(67,297)	(45,080)
Total lease liabilities	$713,360	$109,008

The weighted average remaining lease term for the Company’s operating leases was 2.91 years as of June 30, 2023 and a weighted-average discount rate of 5.49% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 8.2 years as of September 30, 2023 with an annual interest rate of 6.99% and a present value discount of 28%.

Additionally, Gourmet Foods entered into a General Security Agreement in favor of the Gerald O’Leary Family Trust and registered on the Personal Property Securities Register for a priority sum of NZ$110,000 (approximately US$65,963) to secure the lease of its primary facility. In addition, a NZ$20,000 (approximately US$11,993) bond has been posted through ANZ Bank and secured with a cash deposit of equal amount to secure a separate facilities lease. The General Security Agreement and the cash deposit will remain until such time as the respective leases are satisfactorily terminated in accordance with their terms. Interest from the cash deposit securing the lease accumulates to the benefit of Gourmet Foods and is listed as a component of interest income/expense on the accompanying Condensed Consolidated Statements of Income.

Other Agreements and Commitments

One of the funds, UNL managed by USCF, had expense waiver provisions during current and prior fiscal years, whereby USCF reimburses funds when fund expenditure levels exceed certain threshold amounts. As of September 30, 2023 and June 30, 2023 the expense waiver payable for the UNL fund was $0.1 million and $0.1 million, respectively. USCF has no obligation to continue such payments for UNL into subsequent periods.

As Marygold builds out its application, it enters into agreements with various service providers. As of September 30, 2023, Marygold has future payment commitments with its primary service vendors totaling $1.5 million including approximately $1.1 million due during the remainder of fiscal 2024 and $0.4 million due in fiscal 2025.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no pending legal proceedings against the Company. USCF is an indirect wholly-owned subsidiary of the Company. USCF, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the “CEA”), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the SEC Order). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal. No accrual has been recorded with respect to the above legal matters as of September 30, 2023 and June 30, 2023. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

No accrual has been recorded with respect to the above legal matters as of September 30, 2023 and June 30, 2023. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Marygold Companies, through its wholly-owned subsidiary USCF, has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees, including Original Sprout and Marygold, who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for the respective Marygold Companies subsidiary for at least three months. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. Quarterly profit-sharing contributions paid totaled approximately $60 thousand and $42 thousand for each of the three months ended September 30, 2023 and 2022, respectively.

NOTE 16. SEGMENT REPORTING

With the acquisition of USCF Investments, Gourmet Foods, Brigadier, Tiger, the launch of the Original Sprout business unit of Kahnalytics, and the transition of Marygold to an operating company as of July 1, 2023, the Company has identified seven segments for its products and services; U.S.A. investment fund management, U.S.A. beauty products, New Zealand food industry, Canada security alarm systems, and Financial services. For clarity in segment reporting, the assets and results of operations of Marygold U.S.A. and Marygold U.K. are separated while they are combined on the Condensed Consolidated Statements of Income as financial services. The Company’s reportable segments are business units located in different global regions. The Company’s operations in the U.S.A. include the manufacture and wholesale distribution of hair and skin care products by Original Sprout, the income derived from management of various investment funds by our subsidiary USCF Investments, and the income from investment advisory and transaction fees earned by Marygold U.SA. In New Zealand operations include the production, packaging and distribution on a commercial scale of gourmet meat pies and related bakery confections, and the printing of specialized food wrappers through our wholly-owned subsidiary Gourmet Foods, Ltd. and their subsidiary, Printstock. In Canada, the Company provides security alarm system installation and maintenance services to residential and commercial customers sold through its wholly-owned subsidiary, Brigadier. Our subsidiary in the U.K., Marygold UK, earns management fees through its wholly-owned subsidiary, Tiger, as an investment advisor and asset manager. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation. Amounts are adjusted for currency translation as of the balance sheet date and presented in US dollars.

The following table presents a summary of identifiable assets as of September 30, 2023 and June 30, 2023.

	September 30,	June 30,
	2023	2023
Identifiable assets:
U.S.A.: corporate headquarters (1)	$3,849,377	$4,133,619
U.S.A.: investment fund management – related party	19,666,773	19,601,960
U.S.A.: beauty products	2,911,041	2,888,721
New Zealand: food industry	3,705,553	3,933,463
Canada: security systems	2,174,608	2,820,798
U.K.: financial services	1,816,148	1,902,266
U.S.A.: financial services (1)	1,341,700	-
Consolidated total	$35,465,200	$35,280,827

(1)	The assets of Marygold, identified as located in the U.S.A.: financial services segment as of September 30, 2023, were combined with those of the parent, identified as U.S.A.: corporate headquarters, as of June 30, 2023 and totaled $897,024.

The following table presents a summary of operating information for the three months ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Revenues from external customers:
U.S.A.: investment fund management – related party	$5,049,550	$5,419,435
U.S.A.: beauty products	774,626	804,078
New Zealand: food industry	1,730,527	1,937,426
Canada : security systems	553,719	628,892
U.K.: financial services	126,691	133,457
U.S.A.: financial services (1)	401	-
Consolidated total	$8,235,514	$8,923,288

Net income (loss):
U.S.A.: investment fund management – related party	$1,951,786	$1,785,259
U.S.A.: beauty products	(322,281)	(19,757)
New Zealand: food industry	24,889	200,554
Canada : security systems	57,973	107,124
U.K.: financial services	(68,330)	10,155
U.S.A.: financial services (1)	(1,453,061)	-
U.S.A.: corporate headquarters (1)	(691,157)	(1,586,167)
Consolidated total	$(500,181)	$497,168

(1)	The revenues and net income of Marygold, identified as located in the U.S.A.: financial services segment for the three months ended September 30, 2023 were combined with those of the parent, identified as U.S.A.: corporate headquarters, for the three months ended September 30, 2022 where Marygold revenues were $0 and Marygold net loss was ($641,363).

The following table presents a summary of capital expenditures for the three month periods ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Capital expenditures:
U.S.A.: investment fund management	$-	$-
U.S.A.: beauty products	9,718	1,128
New Zealand: food industry	7,957	5,854
Canada: security systems	-	698
U.K.: financial services	-	1,738
U.S.A.: financial services	4,677	-
U.S.A.: corporate headquarters	2,837	-
Consolidated	$25,189	$9,418

The following table represents the property, plant and equipment in use at each of the Company’s locations as of September 30, 2023 and June 30, 2023:

	As of September 30, 2023	As of June 30, 2023

Asset Location
U.S.A.: investment fund management	$-	$-
U.S.A. : beauty products	72,174	62,456
New Zealand: food industry	2,208,605	2,240,357
Canada: security systems	877,554	900,123
U.K.: financial services	22,905	23,695
U.S.A.: financial services (1)	36,508	-
U.S.A. : corporate headquarters (1)	18,086	47,080
Total all locations	3,235,832	3,273,711
Less accumulated depreciation	(2,026,093)	(2,018,409)
Net property, plant and equipment	$1,209,739	$1,255,302

(1)	The property, plant and equipment of Marygold, identified as located in the U.S.A.: financial services segment as of September 30, 2023, were combined with those of the parent, identified as U.S.A.: corporate headquarters, as of June 30, 2023 and totaled $31,831.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this quarterly report on Form 10-Q. See “Financial Statements.”

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

Overview

The Marygold Companies, Inc. (“The Marygold Companies” or the “Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand , the United Kingdom and Canada. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●	USCF Investments, Inc. (“USCF Investments”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.
●	Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly-owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia. (collectively “Gourmet Foods”)
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●	Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.
●	Marygold & Co., a newly formed U.S. based company, together with its wholly-owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively “Marygold”) was established by The Marygold Companies to explore opportunities in the financial technology (“Fintech”) space, completed its development phase in June 2023, and launched its commercial services in June 2023. Through September 30, 2023, Marygold continued its launch efforts and commenced with new marketing campaigns.
●	Marygold & Co. (UK) Limited, a newly formed U.K. limited company, together with its newly acquired UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Operations began on June 20, 2022.

Because the Company conducts its businesses through its wholly owned operating subsidiaries, the risks related to our wholly owned subsidiaries are also risks that impact the Company’s financial condition and results of operations. See, “Note 2. Summary of Significant Accounting Policies / Major Customers and Suppliers – Concentration of Credit Risk” in the notes to the condensed consolidated financial statements for more information. The emergence of a novel coronavirus on a global scale, known as COVID-19, and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Company and its wholly owned subsidiaries. The financial risk to future operations is largely unknown, (refer to Part II, Item 1A, for further details.)

Results of Operations

The Marygold Companies and Subsidiaries

Financial summary and comparison data for the three month periods ended September 30, 2023 and September 30, 2022.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

Consolidated revenue for the three months ended September 30, 2023 was $8.2 million representing a $0.7 million decrease from the three months ended September 30, 2022 revenue of $8.9 million. The decrease in consolidated revenue was primarily attributed to USCF Investments where Assets Under Management (“AUM”) for the three months ended September 30, 2023 was lower than 2022, which resulted in a revenue decrease of approximately $0.4 million, Gourmet Foods, where revenue decreased by $0.2 million, was impacted by a strong U.S. Dollar where approximately half of the decrease was due to currency translation from lower same dollar sales. and our Canadian subsidiary, Brigadier, which experienced a $0.1 million decrease primarily due to currency translation. Our Marygold U.K. subsidiary contributed $0.1 million to overall revenue which was comparable to the three months ended September 30, 2022.

Expenses and Operating (Loss) Income

The Marygold Companies produced an operating loss for the three months ended September 30, 2023 of ($1.0) million as compared to an operating income of $0.8 million for the three months ended September 30, 2022. This represents a decrease in operating income of $1.8 million for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. Apart from the $0.7 million decline in revenues, the remaining $1.1 million difference in operating income is primarily attributed to the expense increases of $0.8 million incurred by our subsidiary, Marygold & Co., in development of its mobile fintech app as well as a $0.2 million increase in marketing and advertising at Original Sprout related to a new product launch. Operating expenses also included $0.1 million in stock-based compensation from stock grants with the Company’s stock Equity Plan.

Other Income (Expenses)

Other income (expense) for the three months ended September 30, 2023 and 2022 were $233 thousand and ($54) thousand, respectively, resulting in income (loss) before income tax of ($0.8) million and $0.7 million, respectively.

Income Tax

Income tax benefit (provision) for the three months ended September 30, 2023 and 2022 was $0.3 million and ($0.2) million, respectively, primarily attributable to our United States operations through our USCF Investments subsidiary. Income tax benefit recorded at The Marygold Companies level totaled $0.2 million for the three months ended September 30, 2023, while a tax expense of $0.2 million was recorded for the three months ended September 30, 2022. The remaining income tax expense was recorded at the subsidiary level during the three months ended September 30, 2023 and 2022.

Net Income

Overall, the net (loss) income between the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 decreased by approximately $1.0 million to approximately ($0.5) million. The decrease in net income for the three months ended September 30, 2023 was primarily attributable to $0.7 million in lower revenues coupled with increased expenses at Marygold & Co of $0.8 million partially offset by increases in other income and the recording of a tax benefit for the period. The Company continues to contribute capital and profits into the Marygold & Co. fintech subsidiary. The current quarter included $1.45 million of Marygold & Co. expenses paid entirely from the Company.

Comprehensive Income

After giving consideration to currency translation loss of approximately ($0.1) million our comprehensive (loss) for the three months ended September 30, 2023 was ($0.6) million as compared to comprehensive income for the three months ended September 30, 2022 where there was a currency translation loss of ($0.3) million which resulted in comprehensive income of $0.2 million. Comprehensive gains and losses are comprised of fluctuations in foreign currency exchange rates and effects in the valuation of our holdings in the U.K., New Zealand and Canada.

Investment Fund Management – USCF Investments

USCF Investments was founded as a holding company in March 2004 as a Delaware corporation with one subsidiary, Ameristock Corporation, which was an investment adviser to Ameristock Mutual Fund, Inc., a large cap value equity fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”). In January 2010, Ameristock Corporation was spun off as a standalone company. In May 2005, USCF was formed as a single member limited liability company in the state of Delaware. In June 2013, USCF Advisers was formed as a Delaware limited liability company and in July 2014, was registered as an investment adviser under the Investment Advisers Act of 1940, as amended. In November 2013, the USCF Advisers board of managers formed USCF ETF Trust (“ETF Trust”) as an open-end management investment company registered under the 1940 Act. The Trust is authorized to have multiple segregated series or portfolios. USCF Investments owns all of the issued and outstanding limited liability company membership interests of its subsidiaries, USCF and USCF Advisers, each a Delaware limited liability company and are affiliated companies. USCF serves as the general partner (“General Partner”) for various limited partnerships (“LP”) and sponsor (“Sponsor”) as noted below. USCF and USCF Advisers are subject to federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”) under the Commodities Exchange Act (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act of 1940, as amended and has registered as a CPO under the CEA. Exchange traded products (“ETPs”) issued or sponsored by USCF are required to be registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act of 1933. USCF Investments operates through USCF and USCF Advisers, which collectively operate fifteen exchange-traded products (“ETPs”) and exchange traded funds (“ETFs”), regulated by the 1940 Act and 1933 Act, and listed on the NYSE Arca, Inc. (“NYSE Arca”) with a total of approximately $3.5 billion assets under management as of September 30, 2023. USCF Investments and subsidiaries USCF and USCF Advisers are collectively referred to as “USCF Investments” hereafter.

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

USCF as fund Sponsor – each a series within the United States Commodity Index Funds Trust (“USCIF Trust”)
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

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”)	Fund launched May 2018
USCF Midstream Energy Income Fund (“UMI”)	Fund launched March 2021
USCF Gold Strategy Plus Income Fund (“GLDX”)	Fund launched November 2021
USCF Dividend Income Fund (“UDI”)	Fund launched June 2022
USCF Sustainable Battery Metals Strategy Fund (“ZSB”)	Fund launched January 2023
USCF Energy Commodity Strategy Absolute Return Fund (“USE”)	Fund launched May 2023
USCF Sustainable Commodity Strategy Fund (“ZSC”)	Fund launched August 2023

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers are collectively referred to as the “Funds” hereafter.

USCF Investments’ revenue and expenses are primarily driven by the amount of AUM. USCF Investments earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM. Total Operating Expenses are grouped into the following financial statement line items: General and Administrative, Marketing, Operations and Salaries and Compensation.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

Average AUM for the three months ended September 30, 2023 was at $3.5 billion, as compared to approximately $3.9 billion from the three months ended September 30, 2022 primarily due to a decrease in USO, USCI and BNO AUM, partially offset by an increase in UNG AUM. As a result, the revenues from management and advisory fees decreased by approximately $370 thousand, or 7%, to $5.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 where revenues from management and advisory fees totaled $5.4 million.

Expenses

USCF Investments total operating expenses for three months ended September 30, 2023 decreased by $245 thousand to $3.3 million, or approximately 7%, from $3.6 million for the three months ended September 30, 2022. Variable expenses, as described above, decreased by $260 thousand due to a decrease in total AUM which included a $252 thousand decrease in variable marketing and distribution expenses, a decrease of $52 thousand in sub-advisory fees related to lower USCI AUM and a $44 thousand increase in fund accounting and administration expenses due to an increase in the number of funds under management. General and administrative (“G&A”) expenses of $543 thousand decreased $42 thousand from $585 thousand for the three months ended September 30, 2023 compared to three months ended September 30, 2022, respectively. G&A expenses decreased primarily due to lower legal and professional expenses. Total marketing expenses decreased $192 thousand to $420 thousand from $612 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. Employee salaries and benefit compensation expenses were approximately $1.0 million for the months ended September 30, 2023 compared to $1.2 million for three months ended September 30, 2022 primarily due to lower bonus accruals. Operations expenses increased $130 thousand to $1.3 million for the three months ended September 30, 2023 compared to the prior year quarter of $1.1 million due an increase in license fees for new funds.

Income

Operating income decreased $125 thousand to $1.7 million for the three months ended September 30, 2023 from $1.9 million for the three months ended September 30, 2022. The decrease was primarily due to lower revenue. Other income (expense) was $218 thousand for the three months ended September 30, 2023 compared to ($62) thousand for the three months ended September 30, 2022 due to dividend income and realized and unrealized gains / losses on investments. Net income before income taxes for the three months ended September 30, 2023 increased $0.2 million to $2.0 million compared to a $1.8 million for three months ended September 30, 2022 due to a $0.4 million decrease in revenue as a result of lower AUM, offset by a $0.2 million decrease in operating expenses and $0.3 million increase in other income.

Food Products – Gourmet Foods, Ltd. and Printstock Products Limited

Gourmet Foods was organized in its current form in 2005 (previously known as Pats Pantry Ltd). Pats Pantry was founded in 1966 to produce and sell wholesale bakery products, meat pies and patisserie cakes and slices, in New Zealand. Gourmet Foods, located in Tauranga, New Zealand, sells substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand. Gourmet Foods also has a large number of smaller independent lunch bars, cafes and corner dairies among the customer list, however they comprise a relatively insignificant dollar volume in comparison to the primary accounts of large distributors and retailers. On July 1, 2020, Gourmet Foods acquired the New Zealand company, Printstock Products Limited (“Printstock”). Located in nearby Napier, New Zealand, Printstock prints wrappers for food products, including those used by Gourmet Foods. Printstock is a wholly-owned subsidiary of Gourmet Foods and its operating results are consolidated with those of Gourmet Foods from July 1, 2020 onwards.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

Net revenues for the three months ended September 30, 2023 were $1.7 million with cost of goods sold of $1.3 million resulting in a gross profit of $0.4 million, or approximately 24% gross margin, as compared to the three month period ended September 30, 2022 where net revenues were $1.9 million and cost of goods sold were $1.3 million producing a gross profit of $0.6 million, or approximately 32%. The decrease in net revenues is attributed to increased shipping charges resulting in fewer sales to distant customers, and further negative effects of an unfavorable trend in local currency translation to the U.S. dollar.

Expenses

Operating expenses, including wages and marketing, for the three month periods ended September 30, 2023 and September 30, 2022 were $0.4 million and $0.4 million, respectively, producing an operating income of $10 thousand and $0.3 million, respectively, or approximately 1% operating income for the three months ended September 30, 2023 and 13% for the three months ended September 30, 2022. Other income totaled $12 thousand for three months ended September 30, 2023 as compared to $5 thousand for the three months ended September 30, 2022.

Income

Net income for the three months ended September 30, 2023 was approximately $22 thousand as compared to a net income of $0.2 million after income tax provision of $61 thousand for the three months ended September 30, 2022.

Security Systems – Brigadier Security Systems (2000) Ltd.

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

Brigadier Security Systems is an authorized SecurTek dealer. SecurTek is owned by SaskTel which is Saskatchewan’s leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

Net revenues for the three months ended September 30, 2023 were $0.5 million with cost of goods sold recorded as approximately $0.2 million, resulting in a gross profit of approximately $0.3 million with a gross margin of approximately 55% as compared to the three months ended September 30, 2022 where net revenues were approximately $0.6 million with cost of goods sold of $0.2 million and a gross profit of $0.4 million, or approximately 61%.

Expenses

Operating expenses for the three months ended September 30, 2023 were $0.2 million producing an operating profit of $53 thousand or approximately 10% as compared to the three months ended September 30, 2022 where operating profits were $0.1 million, or approximately 19%, with operating expenses of $0.3 million.

Income

Other income comprised of interest income, rental income and commission income totaled approximately $13 thousand for the three months ended September 30, 2023, and provision for income tax expense was $5 thousand, resulting in net income after income taxes of approximately $61 thousand as compared to net income after income taxes of approximately $107 thousand for the three months ended September 30, 2022 where other income totaled $14 thousand and income tax was $23 thousand.

Beauty Products – Original Sprout

Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages Kahnalytics was founded in 2015 and adopted the dba/Original Sprout in December 2017. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on the company’s website. The company operates from warehouse and sales offices located in San Clemente, CA, USA. As a result of the COVID-19 pandemic lock downs, Original Sprout made adjustments to its primary channels to market to allow for online shopping and contactless deliveries. Prior to the pandemic, Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas post-COVID-19 wholesale distributors have now adopted the practice of selling direct to consumers via e-tail platforms such as Amazon. This trend has eroded the retail price point and made it difficult for Original Sprout to maintain a presence on the shelf of retail outlets. As a result, many of the agreements with domestic wholesalers have been cancelled in an effort to thwart brand and price erosion. New channel partners are being established and aggressive marketing campaigns have been implemented to reestablish the brand in retail outlets. Management expects to realize operating losses for the short term due to these marketing costs, however recover through this transition and realize higher revenues and positive operating results in the coming fiscal year.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

Net revenues for the three months ended September 30, 2023 were $0.8 million as compared to $0.8 million for the three months ended September 30, 2022. Cost of goods sold for the three months ended September 30, 2023 and September 30, 2022 were $0.5 million and $0.5 million, respectively, resulting in a gross profit of approximately $0.3 million and $0.3 million, respectively, or 39% as compared to 43% gross margin. The failure to increase revenues during the three months ended September 30, 2023 compared to September 30, 2022 is due primarily to the cancellation of domestic distribution agreements and the aggressive policing of online sales platforms in advance of a new marketing campaign.

Expenses

Operating expenses were approximately $0.6 million resulting in an operating loss of $319 thousand, as compared to $0.4 million of operating expenses resulting in an operating loss of $20 thousand for the three months ended September 30, 2022.

Income (Loss)

The net loss for the three months ended September 30, 2023, after other expenses of $3 thousand, was approximately $322 thousand as compared to a $20 thousand net loss for the three months ended September 30, 2022.

Financial Services – Marygold (U.K.)

Marygold U.K. operates through its wholly owned subsidiary Tiger Financial & Asset Management Limited (“Tiger”), which was acquired in June 2022. Tiger acts as an investment advisor and financial planner to its clients and has two principal revenue streams which comprise ongoing fees for providing investment advice, and commissions for the intermediation of insurance-based products. Tiger does not provide investment management services directly, rather the clients’ assets are referred to third party investment managers, primarily discretionary investment managers. Tiger receives fees for the ongoing advice and financial planning services which are charged as a percentage of the assets under management, which as of June 30, 2023 was approximately $40 million. The ratio of fees earned from investment advice as compared to commissions earned is approximately 80:20 for any given period.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

Net revenues for the three months ended September 30, 2023 were $127 thousand as compared to the three months ended September 30, 2022 where net revenues were $133 thousand.

Expenses

Operating expenses for the three months ended September 30, 2023 were approximately $197 thousand as compared to $114 thousand for the three months ended September 30, 2022 representing an increase of approximately 73% in operating expenses. Management attributes the increase to the hiring of additional staff in preparation for the development of the Marygold mobile fintech app in the U.K.

Income

Net loss, after giving consideration to interest income of $2 thousand, was $68 thousand for the three months ended September 30, 2023 as compared to a net income of $10 thousand for the three months ended September 30, 2022.

Financial Services – Marygold (U.S.A.)

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Marygold & Co. is a financial technology company, not a bank, providing an all-in-one banking and payment services app offering FDIC-insured accounts with a Debit Mastercard®. Like a private banker on your phone, Marygold is introducing a secure way to send, receive, spend, save and invest with no banking fees or minimum balance requirements and aims to redefine mobile banking and payments, all in one app. Marygold completed its development phase in June 2023 and continues to devote considerable resources to the development and launch of its proprietary Fintech app. Revenue is earned from the Mastercard® interchange system with debit card spend by users and from asset management fees earned on investments through the use of MoneyPools, which are goal based savings and investment accounts.

Revenue

On boarding of new customers commenced during the three months ended September 30, 2023 resulting in nominal revenue of $401.

Expenses

Operating expenses for the three months ended September 30, 2023 increased $810 thousand to $1.45 million compared to $641 thousand in the prior year quarter. The increase was attributed to ongoing development of the app and continued ramping up for the product post launch. Increases from the prior year’s quarter included additional spend of $369 thousand in product development and app service provider infrastructure, a $193 thousand increase in advertising and marketing and a $196 thousand increase in employee compensation & benefits.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to apply necessary resources, which may include experienced personnel, cash, or synergistic acquisitions made with cash, equity or debt, into growing each of our business units to their potential. Original Sprout has found it necessary to alter its approach through domestic distribution channels. Due to the effects of the COVID-19 pandemic on consumer shopping habits, many domestic distributors have found it advantageous to sell direct to consumers online, thus becoming retailers in lieu of distributors. The result has been an erosion of profit margins and a fragmented sales channel which have slowed the product roll out plans of Original Sprout. They are in the final stages of correcting this situation and, in spite of incurring losses as a result, expect to realize significant growth in sales volume and profits in the coming fiscal year. Additionally, we are expecting moderate growth in Brigadier through focused management initiatives and partnering with local telecoms and contractors. Similarly, we expect Gourmet Foods to be operating more efficiently as low margin products are eliminated, new channels to market are established, and the printing and sale of food wrappers by their subsidiary, Printstock, continue to improve. USCF Investments will continue to develop innovative and new fund products to grow its portfolio. In addition to our long-term mission that is an acquisition strategy based upon identifying and acquiring profitable, mature, companies of a diverse nature and with in-place management that produces increased revenue streams, the Company is also focused upon building expertise and developing Fintech opportunities in the financial services sector through its subsidiary Marygold and Co. To augment that effort, the Company established a subsidiary in England, Marygold UK, who acquired a registered UK investment advisor, Tiger Financial and Asset Management (“Tiger”). We hope to leverage the client list, industry experience, and banking relationships of Tiger to project our Marygold & Co fintech offerings in the UK during the coming fiscal year. In a more general sense, the Company is characterizing its business in two categories: 1) financial services and 2) other consumer-based operating units. The purpose is to isolate the cyclical, and sometimes volatile, nature of the USCF Investments business from our other industry segments. As revenues from financial services fluctuate over time due to varying performance of the commodities markets, our other operations are expected to be stable and sustainable by comparison. By these initiatives we seek to:

●	continue to gain market share for our wholly-owned subsidiaries’ areas of operation, increase our revenues and realize net operating profits,

●	lower our operating costs by unburdening certain selling expenses to third party distributors,
●	have sufficient cash reserves to pay down accrued expenses.
●	attract parties who have an interest in selling their privately held companies to us,
●	achieve efficiencies in accounting and reporting through adoption of standards used by all subsidiaries on a consistent basis,
●	strategically pursue additional company acquisitions, and
●	expand launch of services by Marygold & Co., Marygold UK, and Marygold & Co. Advisory Services LLC, and the creation of new corporate entities as focused subsidiary holdings.

Liquidity and Capital Resources

The Marygold Companies is a holding company that conducts its operations through its subsidiaries. At the holding-company level, its liquidity needs relate to operational expense, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company or the subsidiary level. There are no limitations or constraints on the movement of funds between the entities.

As of September 30, 2023, we had $7.0 million of cash and cash equivalents, excluding $0.4 million in restricted cash, on a consolidated basis as compared to $8.2 million as of June 30, 2023. The decrease in cash was primarily due to the continuing investment in the development of the mobile fintech app by Marygold along with providing initial seed capital for the USCF Investments ZSC fund launch.

During the past five fiscal years combined, The Marygold Companies has invested an aggregate of approximately $6.6 million in cash towards purchasing and assimilating Printstock within Gourmet Foods, and adding the Original Sprout assets into the The Marygold Companies group of companies as well as forming a new U.K. limited company, Marygold UK, and funding it with enough capital to pay approximately $1.8 million in cash towards the $2.9 million purchase price of its subsidiary, Tiger. We have also invested approximately $11.1 million in the development of our Fintech applications subsidiary, Marygold. Despite these cash investments and expenses, our working capital position remains strong at approximately $22.4 million. While The Marygold Companies intends to maintain and improve its revenue stream from wholly-owned subsidiaries, The Marygold Companies continues to pursue acquisitions of other profitable companies which meet its target profile. Provided The Marygold Companies’ subsidiaries continue to operate as they are presently, and are projected to operate, The Marygold Companies has sufficient capital to pay its general and administrative expenses for the coming fiscal year and to adequately pursue its long-term business objectives. However, given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the conflicts in Israel and the Ukraine, the Company’s results of operations could be adversely impacted.

Lease Liability

The Company has various operating leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $713,360 and $837,844 as of September 30, 2023 and June 30, 2023, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 15 for further analysis of this obligation.

Borrowings

As of September 30, 2023, we had $0.4 million of third-party indebtedness on a consolidated basis as compared to $0.3 million of third-party and related-party indebtedness as of June 30, 2023. Approximately US$328,646 is owed by Brigadier and secured with the land and building in Saskatoon purchased in July 2019. The initial principal balance was CD$525,000 (approximately US$401,000 translated as of the loan date July 1, 2019) with an annual interest rate of 4.14% maturing June 30, 2024. Interest on the loan is expensed or accrued as it becomes due. Interest expense on the loan for the three months ended September 30, 2023 and 2022 was US$3,488 and US$3,706, respectively.

In addition to the loan due by Brigadier, our subsidiary, Gourmet Foods, has a finance lease liability related to a solar energy system. Total lease liabilities under the lease for the three months ended September 30, 2023 and 2022 were NZ$167,058 (approximately US$100,178 translated as of September 30, 2023) as compared to NZ$174,405 (approximately US$106,469 translated as of June 30, 2023), respectively, and are included under loans - property and equipment on our consolidated balance sheets.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of September 30, 2023, USCF Investments held investment positions in four of its 40 Act funds, GLDX, ZSB, USE and ZSC (launched in August 2023) of $1.2 million, $0.5 million, $3.2 million, and $2.7 million, respectively. As of June 30, 2023 USCF held position in GLDX, ZSB, and USE of $1.3 million, $1.9 million, and $2.6 million, respectively. These investments along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during the three months ended September 30, 2023 or year ended June 30, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Marygold Companies maintains disclosure controls and procedures that are designed to provide reasonable assurances that the information required to be disclosed in The Marygold Companies’ periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

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

(b) Change in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no pending legal proceedings against the Company. USCF is an indirect wholly-owned subsidiary of the Company. USCF, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the “CEA”), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the SEC Order). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

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

The Marygold Companies and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement, as amended, filed December 7, 2021 and the September 25, 2023 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our registration statement and Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors discussed in “Risk Factors” in our registration statement, as amended, filed on December 7, 2021, the related prospectus, and the September 25, 2023 filing of our Annual Report on Form 10-K. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.41

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

3.1	Amended Articles of Incorporation of Concierge Technologies, Inc. (incorporated by reference to Exhibit A to the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.2	Certificate of Designation (Series of Preferred Stock) (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed on October 8, 2010).
3.3	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 31, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.4	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 5, 2015 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.6	Certificate of Amendment, dated March 7, 2022(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022).
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021)
10.2*	Employment Agreement between the Company and Stuart Crumbaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.3*	Employment Agreement between the Company and David Neibert (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.4*	Employment Agreement between the Company and Carolyn Yu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.5*	One-Time Transaction Bonus Agreement by and between the Company, Wainwright Holdings, Inc., and John Love (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.6	Variation Agreement entered into on June 20, 2022 between Marygold UK and Keith Halford to complete the closing of the Share Purchase Agreement entered into on August 13, 2021.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or any compensatory plan, contract or arrangement.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MARYGOLD COMPANIES, INC.

Dated: November 13, 2023	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Principal Financial and Accounting Officer

