Form 10-Q
period 2023-12-31
Marygold Companies, Inc.
filed 2024-02-14
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-41318

THE MARYGOLD COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Calle Iglesia

Unit B

San Clemente, CA 92672

(Address of principal executive offices and zip code)

949-429-5370

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

As of February 14, 2024, 39,383,459 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 49,360 shares of Series B Preferred Stock were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the outcome of the class action litigation;
●	recent resolutions with the Securities and Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission (the “CFTC”) against United States Oil Fund, L.P., United States Commodity Funds, LLC, a subsidiary of our subsidiary, USCF Investments, Inc. (“USCF Investments”) (f/k/a Wainwright Holdings), and other related parties, as disclosed under “Item 1. Legal Proceedings”;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs;
●	our operating subsidiaries’ ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;
●	the evolution of technologies affecting our operating subsidiaries’ products and markets;
●	our operating subsidiaries’ ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	our operating subsidiaries’ ability to successfully penetrate enterprise markets;
●	our operating subsidiaries’ ability to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	worldwide economic conditions, including aftereffects from the economic disruption imposed by the COVID-19 pandemic, the conflicts in Israel and Ukraine, and their impact on spending;
●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our businesses, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, and this Quarterly Report on Form 10-Q. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2023	June 30, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,214	$8,161
Accounts receivable, net (of which $1,624 and $1,674, respectively, due from related parties)	2,596	3,026
Inventories	2,389	2,254
Prepaid income tax and tax receivable	1,618	992
Investments, at fair value	12,379	11,481
Other current assets	1,057	904
Total current assets	26,253	26,818

Restricted cash	434	425
Property and equipment, net	1,215	1,255
Operating lease right-of-use assets	1,287	821
Goodwill	2,307	2,307
Intangible assets, net	2,112	2,330
Deferred tax assets, net	771	771
Other assets	553	554
Total assets	$34,932	$35,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,287	$2,771
Operating lease liabilities, current portion	715	457
Purchase consideration payable	637	605
Loans - property and equipment, current portion	352	359
Total current liabilities	4,991	4,192

LONG-TERM LIABILITIES
Loans - property and equipment, net of current portion	82	88
Operating lease liabilities, net of current portion	582	381
Deferred tax liabilities, net	242	242
Total long-term liabilities	906	711
Total liabilities	5,897	4,903

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000 shares authorized Series B: 49 shares issued and outstanding at December 31, 2023 and June 30, 2023	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 39,383 shares issued and outstanding at December 31, 2023 and June 30, 2023	39	39
Additional paid-in capital	12,605	12,397
Accumulated other comprehensive loss	(12)	(144)
Retained earnings	16,403	18,086
Total stockholders’ equity	29,035	30,378
Total liabilities and stockholders’ equity	$34,932	$35,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Revenue
Fund management - related party	$4,997	$5,266	$10,047	$10,686
Food products	1,920	1,932	3,649	3,870
Beauty products	842	785	1,617	1,588
Security systems	570	665	1,123	1,295
Financial services	128	124	256	258
Revenue	8,457	8,772	16,692	17,697

Cost of revenue	2,091	2,231	4,128	4,256

Gross profit	6,366	6,541	12,564	13,441

Operating expense
Salaries and compensation	2,999	2,805	5,589	5,173
General and administrative expense	2,306	1,820	4,556	3,512
Fund operations	1,187	1,112	2,461	2,253
Marketing and advertising	718	556	1,685	1,329
Depreciation and amortization	153	148	307	297
Total operating expenses	7,363	6,441	14,598	12,564

(Loss) income from operations	(997)	100	(2,034)	877

Other income (expense):
Interest and dividend income	138	63	331	115
Interest expense	(3)	(4)	(7)	(11)
Other (expense) income, net	(503)	130	(458)	32
Total other (expense) income, net	(368)	189	(134)	136

(Loss) income before income taxes	(1,365)	289	(2,168)	1,013

Benefit (provision) for income taxes	182	(107)	484	(334)

Net (loss) income	$(1,183)	$182	$(1,684)	$679

Weighted average shares of common stock
Basic	40,397	40,371	40,397	40,371
Diluted	40,397	40,371	40,397	40,384

Net (loss) income per common share
Basic	$(0.03)	$-	$(0.04)	$0.02
Diluted	$(0.03)	$-	$(0.04)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Net (loss) income	$(1,183)	$182	$(1,684)	$679
Foreign currency translation gain	225	334	133	20
Comprehensive (loss) income	$(958)	$516	$(1,551)	$699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Six Months Ended December 31, 2023	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2023	49	$-	39,383	$39	$12,397	$(144)	$18,086	$30,378
Loss on currency translation	-	-	-	-	-	(94)	-	(94)
Stock-based compensation	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	-	(500)	(500)
Balance at September 30, 2023	49	-	39,383	39	12,490	(238)	17,586	29,877
Gain on currency translation	-	-	-	-	-	226	-	226
Stock-based compensation	-	-	-	-	115	-	-	115
Net loss	-	-	-	-	-	-	(1,183)	(1,183)
Balance at December 31, 2023	49	$-	39,383	$39	$12,605	$(12)	$16,403	$29,035

Six Months Ended December 31, 2022	Preferred Stock (Series B)		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2022	49	$-	39,383	$39	$12,313	$(234)	$16,921	$29,039
Loss on currency translation	-	-	-	-	-	(314)	-	(314)
Stock-based compensation	-	-	-	-	7	-	-	7
Net income	-	-	-	-	-	-	497	497
Balance at September 30, 2022	49	-	39,383	39	12,320	(548)	17,418	29,229
Gain on currency translation	-	-	-	-	-	334	-	334
Stock-based compensation	-	-	-	-	10	-	-	10
Net income	-	-	-	-	-	-	182	182
Balance at December 31, 2022	49	$-	39,383	$39	$12,330	$(214)	$17,600	$29,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,684)	$679
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	307	297
Stock-based compensation	208	16
Net loss (gain) on investments	479	(11)
Non-cash lease costs	(457)	147
Changes in operating assets and liabilities:
Accounts receivable	444	265
Prepaid income taxes and tax receivable	(623)	121
Inventories	(91)	(360)
Other current assets	(147)	(33)
Accounts payable and accrued expenses	547	50
Operating lease liabilities	459	(153)
Net cash (used in) provided by operating activities	(558)	1,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(35)
Payment of purchase consideration payable	-	(634)
Proceeds from sale of investments	8,992	1,000
Purchase of investments	(10,362)	(267)
Net cash (used in) provided by investing activities	(1,400)	64

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(15)	(7)
Principal payments of finance lease liability	(6)	(6)
Net cash used in financing activities	(21)	(13)

Effect of exchange rate change on cash and cash equivalents	41	(12)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,938)	1,057

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	8,586	13,929

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$6,648	$14,986

Cash and cash equivalents	$6,214	$14,579
Restricted cash	434	407
Total cash, cash equivalents and restricted cash	$6,648	$14,986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5	$8
Income taxes (net of refunds received)	$100	$164
NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of operating right-of-use assets through operating lease liabilities	$795	$104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (the “Company” or “The Marygold Companies”), a Nevada corporation, operates through its wholly owned subsidiaries who are engaged in varied business activities. The operations of the Company’s wholly owned subsidiaries are summarized as follows:

●	USCF Investments, Inc. (“USCF Investments”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange. This subsidiary contributed approximately 60% of total revenues for the periods presented in these financial statements.
●	Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia (collectively “Gourmet Foods”). These subsidiaries contributed approximately 22% of total revenues for the periods presented in these financial statements.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems. This subsidiary contributed approximately 7% of total revenues for the periods presented in these financial statements.
●	Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. This subsidiary contributed approximately 9% of total revenues for the periods presented in these financial statements.
●	Marygold & Co., a U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively “Marygold”) was established by The Marygold Companies to explore opportunities in the financial technology (“Fintech”) space, completed its initial development phase and launched its commercial services in June 2023. Through December 31, 2023, Marygold continued its launch efforts and commenced with new marketing campaigns. As such, this subsidiary has not yet contributed much to the total revenues.
●	Marygold & Co. (UK) Limited, a UK limited company, together with its UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. Marygold UK operations are included in these consolidated financial statements beginning on the acquisition date in June 2022. This subsidiary contributed approximately 2% of total revenues for the periods presented in these financial statements

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited consolidated balance sheets, related statements of operations and comprehensive (loss) income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2023.

Principles of Consolidation

The accompanying Condensed Consolidated financial statements, which are referred herein as the “Financial Statements”, include the accounts of The Marygold Companies and its wholly owned subsidiaries, USCF Investments, Gourmet Foods, Brigadier, Original Sprout, Marygold and Marygold UK are presented on a consolidated basis.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated through the various funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Fund
USO	$1,795	36%	$2,461	47%	$3,479	35%	$5,026	47%
UNG	1,548	31%	750	14%	3,238	32%	1,558	14%
USCI	375	8%	544	10%	742	7%	1,141	11%
All Others	1,279	25%	1,511	29%	2,588	26%	2,961	28%
Total	$4,997	100%	$5,266	100%	$10,047	100%	$10,686	100%

	December 31, 2023		June 30, 2023
	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$574	35%	$596	36%
UNG	501	31%	554	33%
UMI	162	10%	140	8%
All Others	387	24%	384	23%
Total	$1,624	100%	$1,674	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Recently Issued and Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, which replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The new guidance was effective for annual reporting periods beginning after December 15, 2022, including interim periods within that annual period. The Company adopted the standard during fiscal year 2024 with the additional disclosures and no changes related to the period of recognition of losses on its receivables.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending June 30, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

NOTE 3. BASIC AND DILUTED NET EARNINGS PER SHARE

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

For the three and six-months ended December 31, 2023, the Company excluded 1,357,941 common stock equivalents from the diluted earnings per share calculation as their effect would be anti-dilutive. For the three and six months ended December 31, 2022, the Company excluded 409,537 and 132,500 common stock equivalents, respectively, from the diluted earnings per share calculation as their effect would be anti-dilutive.

Basic and diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended December 31, 2023
	Net Loss	Shares	Per Share
Basic net loss per share:
Net loss available to common shareholders	$(1,154)	39,410	$(0.03)
Net loss available to preferred shareholders	(29)	987	$(0.03)
Basic net loss per share	$(1,183)	40,397	$(0.03)

Diluted net loss per share:
Net loss available to common shareholders, basic	$(1,154)	39,410	$(0.03)
Net loss available to preferred shareholders	(29)	987	$(0.03)
Diluted net loss per share	$(1,183)	40,397	$(0.03)

	Three Months Ended December 31, 2022
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$177	39,384	$-
Net income available to preferred shareholders	5	987	$-
Basic and diluted income per share	$182	40,371	$-

	Six Months Ended December 31, 2023
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(1,642)	39,410	$(0.04)
Net loss available to preferred shareholders	(42)	987	$(0.04)
Basic loss per share	$(1,684)	40,397	$(0.04)

Diluted loss per share:
Net loss available to common shareholders, diluted	$(1,642)	39,410	$(0.04)
Net loss available to preferred shareholders	(42)	987	$(0.04)
Diluted loss per share	$(1,684)	40,397	$(0.04)

	Six Months Ended December 31, 2022
	Net Income	Shares	Per Share
Basic net income per share:
Net income available to common shareholders	$662	39,384	$0.02
Net income available to preferred shareholders	17	987	$0.02
Basic net income per share	$679	40,371	$0.02

Diluted net income per share:
Net income available to common shareholders, basic	$662	39,384
Impact of dilutive securities	-	13
Net income available to common shareholders, diluted	662	39,397	$0.02
Net income available to preferred shareholders	17	987	$0.02
Diluted net income per share	$679	40,384	$0.02

NOTE 4. CERTAIN BALANCE SHEET DETAILS (in thousands)

	December 31,	June 30,
Inventories	2023	2023
Raw materials and supplies	$1,471	$1,456
Finished goods	918	798
Total inventories	$2,389	$2,254

	December 31,	June 30,
Property and Equipment	2023	2023
Manufacturing equipment	$1,992	$1,915
Land and building	575	575
Other equipment	818	784
Total property and equipment, gross	3,385	3,274
Accumulated depreciation	(2,170)	(2,019)
Total property and equipment, net	$1,215	$1,255

	December 31,	June 30,
Accounts payable and accrued expenses	2023	2023
Accounts payable	$1,803	$1,326
Taxes payable	153	97
Accrued payroll, vacation and bonus payable	362	455
Accrued operating expenses	969	893
Total	$3,287	$2,771

NOTE 5. INTANGIBLE ASSETS (dollars in thousands)

	December 31, 2023
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
Customer relationships	3.2	$1,364	$(716)	$648
Brand name	2.7	1,297	(310)	987
Recipes	2.0	1,222	(927)	295
Internally developed software	2.5	218	(36)	182
Total		$4,101	$(1,989)	$2,112

	June 30, 2023
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
Customer relationships	3.7	$1,364	$(629)	$735
Brand name	3.2	1,297	(290)	1,007
Recipes	2.5	1,222	(852)	370
Internally developed software	3.0	218	-	218
Total		$4,101	$(1,771)	$2,330

Total amortization expense for intangible assets for the three months ended December 31, 2023 and 2022 was $0.1 million and for the six months ended December 31, 2023 and 2022 was $0.2 million.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2024	$216
2025	419
2026	306
2027	93
2028	93
Thereafter	985
Total	$2,112

NOTE 6. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change in fair value included in earnings on the Statements of Operations. Investments in which no controlling financial interest exists, but significant influence exists are recorded using the equity method of accounting unless the fair value option is elected under Accounting Standards Codification 825, Fair Value Option. As of December 31, 2023, the USCF Advisers owned $1.3 million of the USCF Gold Strategy Plus Income Fund (“GLDX”), $0.5 million of the USCF Sustainable Battery Metals Strategy Fund (“ZSB”), $2.7 million of the USCF Energy Commodity Strategy Absolute Return Fund (“USE”) and $2.6 million of the USCF Sustainable Commodity Strategy Fund (“ZSC”). As of June 30, 2023, USCF Advisers held positions in GLDX, ZSB and USE of $1.3 million, $1.9 million and $2.6 million, respectively. These funds are related parties managed by USCF Advisers, which are included in other equities in the below table. The Company elected the fair value option related to these investments as the shares were purchased and will be sold on the market and this accounting treatment is considered to be most informative. In addition to the holdings in GLDX, ZSB, USE and ZSC, the Company also invests in marketable securities. The Company recognized unrealized (losses) gains of ($0.5) million and $0.1 million for the three months ended December 31, 2023 and 2022, respectively, and ($0.3) million and a de minimis amount for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and June 30, 2023, the aggregate of such investments were $12.4 million and $11.5 million, respectively.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,070	$-	$-	$3,070
Other short-term investments	288	-	(1)	287
Short-term treasury bills	1,955	20	-	1,975
Other equities - related parties	7,479	130	(562)	7,047
Total short-term investments	$12,792	$150	$(563)	$12,379

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,403	$-	$-	$3,403
Other short-term investments	280	-	(2)	278
Short-term treasury bills	1,952	17	-	1,969
Other equities - related parties	5,972	88	(229)	5,831
Total short-term investments	$11,607	$105	$(231)	$11,481

During the three and six months ended December 31, 2023 and June 30, 2023, respectively, there were no transfers between Level 1 and Level 2.

As of December 31, 2023 and June 30, 2023, the Company also holds a $0.5 million equity investment in a registered investment advisor accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions, which is included in other assets on the balance sheet. There was no impairment recorded for the six months ended December 31, 2023 or 2022.

NOTE 7. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues earned from related parties were $5.0 million and $5.3 million for the three months ended December 31, 2023 and 2022, respectively, and $10.0 million and $10.7 million for the six months ended December 31, 2023 and 2022, respectively. Accounts receivable due from related parties were $1.6 million and $1.7 million as of December 31, 2023 and June 30, 2023, respectively. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF Advisers manages. Such investments included GLDX, ZSB, USE and ZSC, related party funds managed by USCF Advisers, and as of December 31, 2023 the investments totaled $1.3 million, $0.5 million, $2.7 million and $2.6 million, respectively. As of June 30, 2023 the investments totaled $1.3 million, $1.9 million, $2.6 million and $0, respectively. The Company owns 62% and 68% of the outstanding shares of these investments as of December 31, 2023 and June 30, 2023, respectively.

USCF Advisers is contractually obliged to pay license fees related to ZSB and ZSB intellectual property rights to an affiliated entity during the next two fiscal years totaling $1.1 million. For the three months ended December 31, 2023, $0.1 million of license fees has been paid.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock-based Compensation

During the three and six months ended December 31, 2023 the Company granted stock options for the purchase of 75,000 and 315,881 shares, respectively, with a weighted average grant date fair values of $1.00 and $1.11 per share, respectively. The fair value of the options granted were estimated using the following assumptions:

Three and Six Months Ended December 31, 2023
Expected volatility	159% - 197%
Expected term	6.3 years
Risk-Free interest rate	3.5% - 4.7%
Expected dividend yield	0%

	Stock Options
	Number of Options	Weighted Average Exercise Price
Outstanding at July 1, 2023	270,000	$1.61
Granted	315,881	$1.15
Forfeited	(20,000)	$1.64
Outstanding and expected to vest at December 31, 2023	565,881	$1.35
Exercisable as of December 31, 2023	12,500	$1.45

As of December 31, 2023, there was $0.6 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 3.5 years. As of December 31, 2023, the weighted average remaining contractual life of the outstanding stock options was 9.4 years.

The following table summarizes the restricted stock activities for the six months ended December 31, 2023.

	Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2023	288,733	$1.36
Granted	447,543	$1.03
Vested	(26,716)	$1.35
Nonvested as of December 31, 2023	709,560	$1.15

During the three and six months ended December 31, 2023, the Company granted zero and 447,543 restricted stock awards (“RSAs”) with a weighted average grant date fair value of $1.03 per share and a total fair value at date of grant of $0.5 million. The intrinsic value of outstanding RSAs was $0.8 million as of December 31, 2023. Stock-based compensation relating to RSAs totaled $0.1 million and zero for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $0.7 million of unrecognized compensation expense related to outstanding RSAs that will be recognized over a remaining weighted average period of 3.2 years.

The table below summarizes total remaining stock-based compensation for all outstanding awards (in thousands):

Years Ending June 30,
Remainder of fiscal 2024	$229
2025	496
2026	368
2027	198
2028	17
Total stock-based compensation	$1,308

The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of December 31, 2023 and assumes no forfeiture activity and will be recognized over a weighted-average period of 3.2 years.

NOTE 9. BUSINESS COMBINATION

In 2021, Marygold UK entered into a Stock Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited (“Tiger”) which is an asset manager and investment advisor. The transaction closed in 2022 with an agreed purchase price of $2.9 million, subject to adjustment as provided for in the SPA. As of December 31, 2023, $0.6 million remained payable which was due on December 31, 2023, subject to downward adjustment per the terms of the SPA for an amount up to $0.6 million should existing clientele close their accounts prior to December 31, 2023. In accordance with the SPA, there was a downward adjustment of the purchase price of less than $0.1 million as a result of existing clientele closing their accounts prior to December 31, 2023. The remaining payment of $0.6 million was made in January 2024.

NOTE 10. INCOME TAXES

As of December 31, 2023, the Company’s total unrecognized tax benefits were $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three and six months ended December 31, 2023 and 2022.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the three and six months ended December 31, 2023 and 2022, the Company’s combined lease costs were $0.2 million and $0.4 million, respectively, and were recorded under general and administrative expense in the Statements of Operations.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases	Finance Lease
2024	$404	$10
2025	638	20
2026	320	20
2027	58	20
2028	-	20
Thereafter	-	68
Total minimum lease payments	1,420	158
Less: present value discount	(123)	(46)
Total lease liabilities	$1,297	$112

The weighted average remaining lease term for the Company’s operating leases was 1.6 years as of December 31, 2023 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 8.0 years as of December 31, 2023 with an annual interest rate of 7.0% and a present value discount of 29%.

Other Agreements and Commitments

As the Company builds out its Fintech application, it enters into agreements with various service providers. As of December 31, 2023, Marygold has future payment commitments with its primary service vendors totaling $1.5 million including $0.6 million due during the remainder of fiscal 2024 and $0.4 million due in fiscal 2025.

The Company’s USCF Advisers subsidiary is contractually obligated to pay license fees related to ZSB and ZSB intellectual property rights to an affiliated entity including $0.3 million due during the remainder of fiscal 2024 and $0.8 million due in fiscal 2025.

Litigation

From time to time, the Company may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no pending legal proceedings against the Company. USCF is an indirect wholly owned subsidiary of the Company. USCF, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action, Optimum Strategies Fund I, LP v. United States Oil Fund LP and United States Commodity Fund, LLC, was brought in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. As of the date of the filing of this report, no notice of appeal has been filed.

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staff of each of the SEC and CFTC as more fully described below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

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

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1) (B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to consenting to the orders to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

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

No accrual has been recorded with respect to the above legal matters as of December 31, 2023 and June 30, 2023. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions of less than $0.1 million for the three months ended December 31, 2023 and 2022, respectively, and $0.1 million for each of the six months ended December 31, 2023 and 2022, respectively.

NOTE 12. SEGMENT REPORTING

The Company’s Chief Operating Decision Maker (“CODM”) primarily evaluates the Company’s segments based on revenue type, as well as net (loss) income at each segment. The CODM does not evaluate segments on the basis of assets at each segment.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue from external customers:
Fund management - related party	$4,997	$5,266	$10,047	$10,686
Food products	1,920	1,932	3,649	3,870
Beauty products	842	785	1,617	1,588
Security systems	570	665	1,123	1,295
Financial services (1)	128	124	256	258
Total revenue	$8,457	$8,772	$16,692	$17,697

Net (loss) income:
Fund management - related party	$854	$1,782	2,806	3,567
Food products	172	18	197	218
Beauty products	(121)	(41)	(444)	(61)
Security systems	63	73	121	181
Financial services (1)	(1,479)	(712)	(3,000)	(1,343)
Corporate headquarters	(672)	(938)	(1,364)	(1,883)
Total net (loss) income	$(1,184)	$182	$(1,684)	$679

(1)	Financial services includes Marygold and Marygold UK. The amount of net loss reclassified from “Corporate headquarters” to “Financial services” was $0.7 million and $1.4 million for the three and six months ended December 31, 2022, respectively, relative to the presentation in the December 31, 2022 Form 10-Q.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. As discussed in Note 9 of the Financial Statements the final purchase price payment of $0.6 million for Tiger was made in January 2024. Other than the above, nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this quarterly report on Form 10-Q. See “Item 1 - Financial Statements.”

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2023.

Overview

The Marygold Companies, Inc. (“The Marygold Companies” or the “Company”) conducts business through its wholly owned subsidiaries operating in the US, New Zealand, the United Kingdom and Canada. The operations of the subsidiaries are summarized as follows:

●	USCF Investments, Inc. (“USCF Investments”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.
●	Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia (collectively “Gourmet Foods”).

●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●	Kahnalytics, Inc. DBA Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.
●	Marygold & Co., a U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively “Marygold”) was established to explore opportunities in the financial technology (“Fintech”) space, completed its development phase and launched its commercial services in June 2023. Through December 31, 2023, Marygold continued its launch efforts and commenced with new marketing campaigns.
●	Marygold & Co. (UK) Limited, a UK limited company, together with its UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. The operations of Marygold UK began in June 2022.

Because the Company conducts its businesses through its wholly owned operating subsidiaries, the risks related to our wholly owned subsidiaries are also risks that impact the Company’s financial condition and results of operations. See, “Note 2. Summary of Significant Accounting Policies / Concentration of Credit Risk” in the notes to the financial statements for more information.

Results of Operations

The Marygold Companies, Inc.

Comparison of the Three Months Ended December 31, 2023 and 2022

Revenue

Consolidated revenue for the three months ended December 31, 2023 was $8.5 million representing a $0.3 million, or 4%, decrease from the three months ended December 31, 2022 revenue of $8.8 million. The decrease in consolidated revenue was primarily attributed to USCF Investments where Assets Under Management (“AUM”) for the three months ended December 31, 2023 was lower than 2022 which resulted in a revenue decrease of $0.3 million.

Operating (Loss) Income

The Company’s operating loss for the three months ended December 31, 2023 was ($1.0) million as compared to operating income of $0.1 million for the three months ended December 31, 2022. This represents a decrease in operating income of $1.1 million for the three months ended December 31, 2023 compared to the prior year. Apart from the $0.3 million decline in revenues, the remaining $0.8 million difference in operating income (loss) is primarily attributed to an increase in marketing and development expenses incurred at Marygold & Co. and Original Sprout.

Other (Expense) Income, Net

For the three months ended December 31, 2023 we had an other (expense) income, net of ($0.4 million) compared to an other income, net of $0.2 million for the three months ended December 31, 2022 which was primarily attributable to unrealized losses on investments.

Income Tax

For the three months ended December 31, 2023 we had an income tax benefit of $0.2 million compared to an income tax provision of ($0.1) million for the comparable prior year period which was a function of reporting pre-tax income in the prior year period to reporting pre-tax losses in the current year period.

Net (Loss) Income

For the three months ended December 31, 2023, the Company generated a net loss of ($1.2 million) as compared to net income of $0.2 million for the three months ended December 31, 2022. The $1.4 million decrease in net income was primarily attributable to $0.9 million in lower profits at our fund management business and increased losses of $0.8 million in our financial services business as the Company continues to invest capital into our fintech subsidiary; partially offset by reductions in our corporate expenses of $0.3 million and improvement in profits of $0.2 million at our food products business.

Comparison of the Six Months Ended December 31, 2023 and 2022

Consolidated revenue for the six months ended December 31, 2023 was $16.7 million representing a $1.0 million or 6% decrease from the six months ended December 31, 2022 revenue of $17.7 million. The decrease in consolidated revenue was primarily attributed to lower revenues by $0.6 million from lower AUM at USCF Investments, lower revenue by $0.2 million from our food products segment as we were transitioning to a more favorable product mix and refocused production capacity to higher profit margin customers, and lower revenue by $0.2 million at security systems due to the timing of certain commercial contracts.

Operating (Loss) Income

The Company’s operating loss for the six months ended December 31, 2023 was ($2.0) million as compared to operating income of $0.9 million for the six months ended December 31, 2022. This represents a decrease in operating income of $2.9 million which was primarily attributed to a $1.7 million increase in losses from financial services as we ramped up the development of our Fintech app and reduced profits by $0.8 million from lower AUM at USCF Investments.

Other (Expense) Income, Net

For the six months ended December 31, 2023 we had an other (expense) income, net of ($0.1 million) compared to an other income, net of $0.1 million for the six months ended December 31, 2022 which was primarily attributable to unrealized losses on investments.

Income Taxes

For the six months ended December 31, 2023 we had an income tax benefit of $0.5 million compared to an income tax provision of ($0.3) million for the comparable period of the prior year which was a function of reporting pre-tax income in the prior year period to reporting pre-tax losses in the current year period.

Net (Loss) Income

For the six months ended December 31, 2023, the Company generated a net loss of ($1.7 million) as compared to net income of $0.7 million for the six months ended December 31, 2022. The $2.4 million decrease in net income was primarily attributable to lower profits at our fund management business and increased losses in our financial services business as the Company continues to invest capital into our fintech subsidiary.

Fund Management – USCF Investments (59% and 60% of consolidated revenues for the three and six months ended December 31, 2023, respectively)

USCF currently serves as the General Partner or the Sponsor to the following commodity pools, each of which is currently conducting a public offering of its shares pursuant to the Securities Act of 1933, as amended:

USCF as General Partner for the following funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in 2007
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in 2009

USCF as fund Sponsor – each a series within the United States Commodity Index Funds Trust (“USCIF Trust”)
United States Commodity Index Fund (“USCI”)	Series of the USCIF Trust created in 2010
United States Copper Index Fund (“CPER”)	Series of the USCIF Trust created in 2010

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

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”)	Fund launched May 2018
USCF Midstream Energy Income Fund (“UMI”)	Fund launched March 2021
USCF Gold Strategy Plus Income Fund (“GLDX”)	Fund launched November 2021
USCF Dividend Income Fund (“UDI”)	Fund launched June 2022
USCF Sustainable Battery Metals Strategy Fund (“ZSB”)	Fund launched January 2023
USCF Energy Commodity Strategy Absolute Return Fund (“USE”)	Fund launched May 2023
USCF Sustainable Commodity Strategy Fund (“ZSC”)	Fund launched August 2023
USCF Aluminum Strategy Fund (“ALUM”)	Fund launched October 2023

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers are collectively referred to as the “Funds” hereafter.

USCF Investments’ revenue and expenses are primarily driven by the amount of AUM of the Funds. USCF Investments earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM.

Comparison of the Three Months Ended December 31, 2023 and 2022

Revenue

Average AUM for the three months ended December 31, 2023 was $3.5 billion as compared to $3.8 billion from the three months ended December 31, 2022 primarily due to a decrease in USO, USCI and BNO AUM, partially offset by an increase in UNG AUM. As a result, the revenues from management and advisory fees decreased by $0.3 million, or 5%, to $5.0 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 where revenues from management and advisory fees totaled $5.3 million.

Operating Expenses

USCF Investments total operating expenses for three months ended December 31, 2023 remained consistent at $3.7 million compared to the prior year quarter. Total variable expenses, as described above, were comparable quarter over quarter, with offsetting changes including a decrease in sub-advisory fees of $0.1 million due to a decrease in USCI and CPER AUM offset by an increase of $0.1 million in fund accounting and administration expenses due to an increase in the number of funds under management. Operations expenses increased by $0.1 million compared to the prior year quarter due to an increase in license and professional fees for new funds.

Operating income and net income

Operating income decreased by $0.3 million to $1.3 million for the three months ended December 31, 2023 from $1.6 million for the three months ended December 31, 2022. The decrease was primarily due to lower revenue. Other income (expense) was ($0.4) million for the three months ended December 31, 2023 compared to $0.2 million for the three months ended December 31, 2022 resulting in a $0.6 million decrease due to unrealized losses ($0.5) million on equity investments in the current year quarter partially offset by $0.1 million in dividend and interest income. Pre-tax income for the three months ended December 31, 2023 decreased $0.9 million to $0.9 million compared to a $1.8 million for three months ended December 31, 2022 due to a $0.3 million decrease in revenue as a result of lower AUM and $0.6 million decrease in other income.

Comparison of the Six Months Ended December 31, 2023 and 2022

Revenue

Average AUM for the six months ended December 31, 2023 was $3.5 billion as compared to $3.8 billion from the six months ended December 31, 2022 primarily due to a decrease in USO and USCI AUM, partially offset by an increase in UNG AUM. As a result, the revenues from management and advisory fees decreased by $0.6 million, or 6%, to $10.1 million for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022 where revenues from management and advisory fees totaled $10.7 million.

Expenses

USCF Investments total operating expenses for the six months ended December 31, 2023 decreased by $0.2 million to $7.0 million, or 3%, from $7.2 million for the six months ended December 31, 2022. Total variable expenses, as described above, decreased by $0.3 million due to a decrease in total AUM which included a $0.3 million decrease in variable marketing and distribution expenses, a decrease of $0.1 million in sub-advisory fees related to lower USCI and CPER AUM partially offset by a $0.1 million increase in fund accounting and administration expenses due to an increase in the number of funds under management. Employee compensation expenses were $2.5 million for the six months ended December 31, 2023 compared to $2.7 million for six months ended December 31, 2022 primarily due to lower bonus expenses. Operations expenses increased by $0.2 million due to an increase in license and professional fees for new funds.

Operating income and net income

Operating income decreased $0.5 million to $3.0 million for the six months ended December 31, 2023 from $3.5 million for the six months ended December 31, 2022. The decrease was primarily due to lower revenue partially offset by lower operating expenses. Other income (expense) was ($0.2) million for the six months ended December 31, 2023 compared to $0.1 million for the six months ended December 31, 2022 resulting in a $0.3 million decrease due to unrealized losses of ($0.3) million and realized losses of ($0.2) million on equity investments in the current year six-month period partially offset by $0.2 million in dividend and interest income. Net income before income taxes for the six months ended December 31, 2023 decreased $0.7 million to $2.9 million compared to a $3.5 million for six months ended December 31, 2022 due to a $0.6 million decrease in revenue as a result of lower AUM, partially offset by a $0.2 million decrease in operating expenses and a $0.3 million decrease in other income.

Food Products (23% and 22% of consolidated revenue for the three and six months ended December 31, 2023, respectively)

Food products (Gourmet Foods and Printstock) revenues for the three months ended December 31, 2023 and 2022 was flat at $1.9 million; however gross margin improved by 5% and net income of $0.2 million improved by $0.2 million from the comparative prior year quarter. The improved profitability was primarily a result of a more favorable product mix and refocusing production capacity to higher profit margin customers.

For the six months ended December 31, 2023, food products revenues declined by $0.2 million; however net income was flat at $0.2 million primarily due to operating efficiencies achieved during the current six-month period as compared to the prior year six-month period.

Beauty Products (10% of consolidated revenues for both the three and six months ended December 31, 2023)

For the quarter ended December 31, 2023, beauty products (Original Sprout) revenue increased by less than $0.1 million and net loss increased by less than $0.1 million. The increase in net loss was primarily due to increased expenses associated with new product development and marketing. For the six months ended December 31, 2023, beauty products revenues increased by less than $0.1 million and net loss increased by $0.4 million. The increase in net loss was primarily due to increased expenses associated with new product development and marketing.

Security Systems (7% of consolidated revenue for both the three and six months ended December 31, 2023)

For the quarter ended December 31, 2023, security systems (Brigadier) revenue declined by less than $0.1 million and net profit was flat compared to the prior year quarter. For the six months ended December 31, 2023, security systems revenues declined by less than $0.2 million primarily due to market timing and weather patterns and net profit declined by less than $0.1 million compared to the prior year period.

Financial Services includes Marygold (UK) and Marygold

Financial Services – Marygold (UK)

Marygold UK operates through its wholly owned subsidiary Tiger Financial & Asset Management Limited (“Tiger”), which was acquired in June 2022. Tiger acts as an investment advisor and financial planner to its clients and has two principal revenue streams which comprise ongoing fees for providing investment advice, and commissions for the intermediation of insurance-based products. Tiger does not provide investment management services directly, rather the clients’ assets are referred to third party investment managers, primarily discretionary investment managers. Tiger receives fees for the ongoing advice and financial planning services which are charged as a percentage of the assets under management, which as of June 30, 2023 was $40 million and as of December 31, 2023 was $42 million. The ratio of fees earned from investment advice as compared to commissions earned is generally 80:20, but may fluctuate for any given period.

Comparison of the Three Months Ended December 31, 2023 and 2022

Revenues for the three months ended December 31, 2023 were unchanged at $0.1 million as compared to the three months ended December 31, 2022. Operating expenses for the three months ended December 31, 2023 were $0.2 million as compared to $0.1 million for the three months ended December 31, 2022 with the increase attributed to the hiring of additional staff and increased professional fees in connection with the development of the Marygold mobile fintech app in the UK.

Comparison of the Six Months Ended December 31, 2023 and 2022

Revenues for the six months ended December 31, 2023 were unchanged at $0.3 million as compared to the six months ended December 31, 2022. Operating expenses for the six months ended December 31, 2023 were $0.4 million as compared to $0.2 million for the six months ended December 31, 2022 with the increase attributed to the hiring of additional staff and increased professional fees in connection with the development of the Marygold mobile fintech app in the UK.

Financial Services – Marygold (USA)

Marygold & Co. is a financial technology company, not a bank, providing an all-in-one banking and payment services app offering FDIC-insured accounts with a Debit Mastercard®. Like a private banker on your phone, Marygold has introduced a secure way to send, receive, spend, save and invest with no banking fees or minimum balance requirements and aims to redefine mobile banking and payments, all in one app. Marygold completed its development phase in June 2023 and continues to devote considerable resources to the development and launch of its proprietary Fintech app. Revenue is earned from the Mastercard® interchange system with debit card spend by users and from asset management fees earned on investments through the use of Money Pools, which are goal based savings and investment accounts.

Comparison of the Three Months Ended December 31, 2023 and 2022

Onboarding of new customers continued during the three months ended December 31, 2023 resulting in nominal revenue. Operating expenses for the three months ended December 31, 2023 increased $0.7 million to $1.4 million compared to $0.7 million in the prior year quarter. The increase was attributed to ongoing development of the app and continued ramping up for the product post launch. Increases from the prior year’s quarter included additional spend of $0.4 million in product development and app service provider infrastructure, as well as $0.1 million in advertising, marketing and employee compensation expenses.

Comparison of the Six Months Ended December 31, 2023 and 2022

Operating expenses for the six months ended December 31, 2023 increased $1.5 million to $2.9 million compared to $1.4 million in the prior year period. The increase was attributed to ongoing development of the app and continued ramping up for the product post launch. Increases from the prior year’s six-month period included additional spend in product development, advertising and marketing and employee compensation expenses.

Plan of Operation for the Next Twelve Months

Our plan of operation for the next twelve months is to achieve profitability in all of our established business units through improved operating efficiencies, new product development and enhanced marketing efforts. Our new Marygold Fintech app is expected to be the focus of our growth initiatives for the next twelve months. In order to grow the Fintech app, we expect to apply the necessary resources, which may include hiring additional experienced personnel, spending cash reserves, and/or acquiring synergistic businesses. In order to fund this initiative, the Company may utilize cash reserves or seek additional funds through equity offerings and/or debt instruments.

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

As of December 31, 2023, we had $6.2 million of cash and cash equivalents on a consolidated basis as compared to $8.2 million as of June 30, 2023, a decrease of $2.0 million or 24%. For the six months ended December 31, 2023, USCF Investments invested $3.0 million by seeding one new Fund and the Company made additional expenditures of $2.8 million in Marygold. The Company expects that Marygold will require additional expenditures over the coming 12 months. As the funding requirements become known, the Company will decide upon the source of the additional capital investment to be made as the need arises.

Based on our current operating plan, we believe existing cash resources will be sufficient to meet our working capital requirements for the next twelve months. If sufficient funds are not available to finance our business and operations, including our investment in Marygold, we may need to raise additional financing through one or more debt or an equity financing to meet our operating and cash needs. There can be no assurance we will be able to raise additional financing or upon terms that are acceptable to us.

Lease Liability

The Company has various operating leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.4 million and $1.0 million as of December 31, 2023 and June 30, 2023, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 11 for further analysis of this obligation.

Borrowings

As of December 31, 2023, we had $0.4 million of third-party indebtedness as compared to $0.3 million of third-party and related-party indebtedness as of June 30, 2023. Brigadier owes $0.4 million under a loan that is secured with the land and building in Canada. The initial principal balance was $0.6 million as of the loan date in July 2019 with an annual interest rate of 4.14% maturing June 30, 2024. Interest on the loan is expensed or accrued as it becomes due.

In addition, Gourmet Foods has a finance lease liability of $0.2 million related to a solar energy system as December 31, 2023 and June 30, 2023, respectively, and are included under loans - property and equipment on our consolidated balance sheets.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2023, USCF Investments held investment positions in four of its 40 Act funds, GLDX, ZSB, USE and ZSC of $1.3 million, $0.5 million, $2.7 million, and $2.6 million, respectively. As of June 30, 2023 USCF held positions in GLDX, ZSB, and USE of $1.3 million, $1.9 million, and $2.6 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

Dividends

We have historically not paid any dividends on our shares of common stock and we have no current plans to pay dividends.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Marygold Companies maintains disclosure controls and procedures that are designed to provide reasonable assurances that the information required to be disclosed in The Marygold Companies’ periodic reports filed or submitted under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

The duly appointed officers of The Marygold Companies, including its chief executive officer and chief accounting officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of The Marygold Companies, have evaluated the effectiveness of The Marygold Companies’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of The Marygold Companies were effective as of the end of the period covered by this quarterly report on Form 10-Q.

(b) Change in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject. USCF is an indirect wholly owned subsidiary of the Company. USCF, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material pending legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action, Optimum Strategies Fund I, LP v. United States Oil Fund LP and United States Commodity Fund, LLC, was brought in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staff of each of the SEC and CFTC as more fully described below.

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

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1) (B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

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

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

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

No accrual has been recorded with respect to the above legal matters as of December 31, 2023 and June 30, 2023. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

The Marygold Companies and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2023 (“2023 Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our 2023 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors discussed in “Risk Factors” in our 2023 Form 10-K. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or any compensatory plan, contract or arrangement.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MARYGOLD COMPANIES, INC.

Dated: February 14, 2024	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Scott A. West
Scott A. West
Principal Accounting Officer

