Form 10-Q
period 2024-03-31
Marygold Companies, Inc.
filed 2024-05-13
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

949-429-5370

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MGLD	NYSE, American LLC

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

As of May 10, 2024, 39,383,459 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 49,360 shares of Series B Preferred Stock were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the outcome of certain class action litigation as disclosed under “Note 11- Commitments and Contingencies”;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs;
●	our operating subsidiaries’ ability to attract and retain customers to use our products or services, to optimize the pricing for our products or services, to expand sales to our customers, and to convince our existing customers to renew subscriptions;
●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;
●	our operating subsidiaries’ ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	our operating subsidiaries’ ability to successfully penetrate enterprise markets;
●	our operating subsidiaries’ ability to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	worldwide economic conditions, including aftereffects from the economic disruption imposed by the COVID-19 pandemic, the conflicts in Israel and Ukraine, and their impact on spending;
●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report on our current expectations and projections about future events and trends that we believe may affect our businesses, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, and this Report. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We and our subsidiaries may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2024	June 30, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,490	$8,161
Accounts receivable, net (of which $1,490 and $1,674, respectively, due from related parties)	2,489	3,026
Inventories	2,113	2,254
Prepaid income tax and tax receivable	1,955	992
Investments, at fair value	11,630	11,481
Other current assets	3,094	904
Total current assets	25,771	26,818

Restricted cash	14	425
Property and equipment, net	1,195	1,255
Operating lease right-of-use assets	1,095	821
Goodwill	2,307	2,307
Intangible assets, net	2,003	2,330
Deferred tax assets, net	771	771
Other assets	553	554
Total assets	$33,709	$35,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,566	$2,771
Operating lease liabilities, current portion	635	457
Purchase consideration payable	-	605
Loans - property and equipment, current portion	340	359
Total current liabilities	4,541	4,192

Loans - property and equipment, net of current portion	74	88
Operating lease liabilities, net of current portion	471	381
Deferred tax liabilities, net	242	242
Total long-term liabilities	787	711
Total liabilities	5,328	4,903

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized
Series B: 49,360 issued and outstanding at March 31, 2024 and June 30, 2023	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 39,383 shares issued and outstanding at March 31, 2024 and at June 30, 2023	39	39
Additional paid-in capital	12,714	12,397
Accumulated other comprehensive loss	(246)	(145)
Retained earnings	15,874	18,087
Total stockholders’ equity	28,381	30,378
Total liabilities and stockholders’ equity	$33,709	$35,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Revenue
Fund management - related party	$4,406	$5,022	$14,453	$15,708
Food products	1,836	1,825	5,485	5,702
Beauty products	858	746	2,475	2,334
Security systems	650	576	1,773	1,871
Financial services	130	130	385	388
Revenue	7,880	8,299	24,571	26,003

Cost of revenue	2,323	2,195	6,449	6,450

Gross profit	5,557	6,104	18,122	19,553

Operating expense
Salaries and compensation	2,690	2,355	8,279	7,530
General and administrative expense	2,166	1,750	6,730	5,269
Fund operations	1,295	1,081	3,752	3,334
Marketing and advertising	745	612	2,426	1,936
Depreciation and amortization	132	140	439	437
Total operating expenses	7,028	5,938	21,626	18,506

(Loss) income from operations	(1,471)	166	(3,504)	1,047

Other income (expense)
Interest and dividend income	259	59	580	174
Interest expense	(5)	(5)	(12)	(16)
Other income (expense), net	333	(97)	(116)	(68)
Total other income (expense), net	587	(43)	452	90

(Loss) income before income taxes	(884)	123	(3,052)	1,137

Benefit (provision) of income taxes	355	30	840	(305)

Net (loss) income	$(529)	$153	$(2,212)	$832

Weighted average shares of common stock
Basic	40,401	40,371	40,401	40,371
Diluted	40,401	40,438	40,401	40,402

Net (loss) income per common share
Basic	$(0.01)	$0.00	$(0.05)	$0.02
Diluted	$(0.01)	$0.00	$(0.05)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Net (loss) income	$(529)	$153	$(2,212)	$832
Foreign currency translation loss	(234)	(30)	(101)	(9)
Comprehensive (loss) income	$(763)	$123	$(2,313)	$823

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Nine Months Ended March 31, 2024	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive (Loss) Income	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2023	49	$-	39,383	$39	$12,397	$(144)	$18,086	$30,378
Loss on currency translation	-	-	-	-	-	(94)	-	(94)
Stock-based compensation	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	-	(500)	(500)
Balance at September 30, 2023	49	-	39,383	39	12,490	(238)	17,586	29,877
Gain on currency translation	-	-	-	-	-	226	-	226
Stock-based compensation	-	-	-	-	115	-	-	115
Net loss	-	-	-	-	-	-	(1,183)	(1,183)
Balance at December 31, 2023	49	-	39,383	39	12,605	(12)	16,403	29,035
Loss on currency translation	-	-	-	-	-	(234)	-	(234)
Stock-based compensation	-	-	-	-	109	-	-	109
Net loss	-	-	-	-	-	-	(529)	(529)
Balance at March 31, 2024	49	$-	39,383	$39	$12,714	$(246)	$15,874	$28,381

Nine Months Ended March 31, 2023	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid - In Capital	Comprehensive (Loss) Income	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2022	49	$-	39,383	$39	$12,313	$(234)	$16,921	$29,039
Loss on currency translation	-	-	-	-	-	(314)	-	(314)
Stock-based compensation	-	-	-	-	7	-	-	7
Net income	-	-	-	-	-	-	497	497
Balance at September 30, 2022	49	-	39,383	39	12,320	(548)	17,418	29,229
Gain on currency translation	-	-	-	-	-	334	-	334
Stock-based compensation	-	-	-	-	10	-	-	10
Net income	-	-	-	-	-	-	182	182
Balance at December 31, 2022	49	-	39,383	39	12,330	(214)	17,600	29,755
Loss on currency translation	-	-	-	-	-	(30)	-	(30)
Stock-based compensation	-	-	-	-	30	-	-	30
Net income	-	-	-	-	-	-	153	153
Balance at March 31, 2023	49	$-	39,383	$39	$12,360	$(244)	$17,753	$29,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,212)	$832
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	439	437
Stock-based compensation	317	47
Unrealized loss on investments	160	77
Non-cash lease costs	530	432
Changes in operating assets and liabilities:
Accounts receivable	498	344
Prepaid income taxes and tax receivable	(964)	131
Inventories	117	(185)
Other current assets	(389)	(438)
Accounts payable and accrued expenses	815	(425)
Operating lease liabilities	(527)	(433)
Net cash (used in) provided by operating activities	(1,216)	819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(74)
Deposit related to investment (see Note 4)	(1,800)	-
Payment of purchase consideration payable	(629)	(616)
Proceeds from sale of investments	11,521	4,277
Purchase of investments	(11,817)	(7,984)
Net cash used in investing activities	(2,755)	(4,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of property and equipment loans	(11)	(11)
Principal payments of finance lease liability	(6)	(5)
Net cash used in financing activities	(17)	(16)

Effect of exchange rate change on cash and cash equivalents	(94)	(59)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,082)	(3,653)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	8,586	13,929

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$4,504	$10,276

Cash and cash equivalents	$4,490	$9,858
Restricted cash	14	418
Total cash, cash equivalents and restricted cash	$4,504	$10,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13	$12
Income taxes (net of refunds received)	$116	$195
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of operating right-of-use assets through operating lease liability	$795	$104

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (the “Company” or “The Marygold Companies”), a Nevada corporation, is a global holding company that intends to focus on financial services. The Company is currently directing its investments towards financial services and the emerging Fintech space. The operations of the Company’s wholly owned subsidiaries are summarized as follows:

●	USCF Investments, Inc. (“USCF Investments”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange. This subsidiary contributed approximately 55% to 60% of total revenues for the current year periods presented in these financial statements.
●	Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia (collectively “Gourmet Foods”). These subsidiaries contributed approximately 22% of total revenues for the periods presented in these financial statements.
●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems. This subsidiary contributed approximately 7% of total revenues for the periods presented in these financial statements.
●	Kahnalytics, Inc. dba/Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. This subsidiary contributed approximately 9% of total revenues for the periods presented in these financial statements.
●	Marygold & Co., a U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively “Marygold”) was established by The Marygold Companies to explore opportunities in the financial technology (“Fintech”) space, completed its initial development phase and launched its commercial services in June 2023. Through March 31, 2024, Marygold continued its launch efforts and commenced with new marketing campaigns.
●	Marygold & Co. (UK) Limited, a UK limited company, together with its UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. This subsidiary contributed approximately 2% of total revenues for the periods presented in these financial statements

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the nine months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The condensed consolidated balance sheet as of June 30, 2023, has been derived from the audited consolidated financial statements at that date included in our annual report on Form 10-K for the year ended June 30, 2023, but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2023.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated through the various funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Fund
USO	$1,583	36%	$1,875	37%	$5,062	35%	$6,901	44%
UNG	1,225	28%	1,307	26%	4,462	31%	2,865	18%
UMI	490	11%	396	8%	1,418	10%	1,137	7%
All Others	1,108	25%	1,444	29%	3,511	24%	4,805	31%
Total	$4,406	100%	$5,022	100%	$14,453	100%	$15,708	100%

	March 31, 2024		June 30, 2023
	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$519	35%	$596	36%
UNG	409	27%	554	33%
UMI	174	12%	140	8%
All Others	388	26%	384	23%
Total	$1,490	100%	$1,674	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Recently Issued and Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, which replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The new guidance was effective for annual reporting periods beginning after March 15, 2022, including interim periods within that annual period. The Company adopted the standard during fiscal year 2024 with the additional disclosures and no changes related to the period of recognition of losses on its receivables.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after March 15, 2023, and interim periods within fiscal years beginning after March 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending June 30, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after March 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

For the three and nine-months ended March 31, 2024, the Company excluded 1,312,198 common stock equivalents from the diluted earnings per share calculation as their effect would be anti-dilutive. For the three and nine months ended March 31, 2023, the Company excluded 364,196 common stock equivalents from the diluted earnings per share calculation as their effect would be anti-dilutive.

Basic and diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Net (Loss) Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(516)	39,414	$(0.01)	$149	39,384	$0.00
Net (loss) income available to preferred shareholders	(13)	987	$(0.01)	4	987	$0.00
Basic net (loss) income per share	$(529)	40,401	$(0.01)	$153	40,371	$0.00

Diluted net (loss) income per share:
Net (loss) income available to common shareholders, basic	$(516)	39,414		$149	39,383
Impact of dilutive securities	-	-		-	68
Net (loss) income available to common shareholders, diluted	(516)	39,414	$(0.01)	149	39,451	$0.00
Net (loss) income available to preferred shareholders	(13)	987	$(0.01)	4	987	$0.00
Diluted net (loss) income per share	$(529)	40,401	$(0.01)	$153	40,438	$0.00

	Nine Months Ended March 31, 2024			Nine Months Ended March 31, 2023
	Net (Loss) Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(2,158)	39,414	$(0.05)	$812	39,384	$0.02
Net (loss) income available to preferred shareholders	(54)	987	$(0.05)	20	987	$0.02
Basic net (loss) income per share	$(2,212)	40,401	$(0.05)	$832	40,371	$0.02

Diluted net (loss) income per share:
Net (loss) income available to common shareholders, basic	$(2,158)	39,414		$811	39,384
Impact of dilutive securities	-	-		1	31
Net (loss) income available to common shareholders, diluted	(2,158)	39,414	$(0.05)	812	39,415	$0.02
Net (loss) income available to preferred shareholders	(54)	987	$(0.05)	20	987	$0.02
Diluted net (loss) income per share	$(2,212)	40,401	$(0.05)	$832	40,402	$0.02

NOTE 4. CERTAIN BALANCE SHEET DETAILS

Other current assets

Included in the other current assets balance of $3.1 million as of March 31, 2024 is a deposit of $1.8 million made during the quarter then ended in connection with the potential acquisition of a 9.9% equity interest in a domestic financial institution that is currently seeking certain regulatory approval. If the regulatory approval is obtained, the deposit will convert to an equity interest in the financial institution and if the regulatory approval is not obtained the deposit will be refunded to the Company.

	(in thousands)
	March 31,	June 30,
Inventories	2024	2023
Raw materials and supplies	$1,224	$1,456
Finished goods	889	798
Total inventories	$2,113	$2,254

	March 31,	June 30,
Property and equipment, net	2024	2023
Manufacturing equipment	$1,934	$1,915
Land and building	575	575
Other equipment	818	784
Total property and equipment, gross	3,327	3,274
Accumulated depreciation	(2,132)	(2,019)
Total property and equipment, net	$1,195	$1,255

	March 31,	June 30,
Accounts payable and accrued expenses	2024	2023
Accounts payable	$2,530	$1,326
Taxes payable	87	97
Accrued payroll, vacation and bonus payable	676	455
Accrued operating expenses	273	893
Total	$3,566	$2,771

NOTE 5. INTANGIBLE ASSETS

	March 31, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	2.9	$1,364	$(760)	$604
Brand name	1.7	402	(320)	82
Brand name – indefinite lived	N/A	896	-	896
Recipes	1.7	1,222	(965)	257
Internally developed software	2.2	218	(54)	164
Total		$4,102	$(2,099)	$2,003

	June 30, 2023
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	3.7	$1,364	$(630)	$734
Brand name	2.5	402	(290)	112
Brand name – indefinite lived	N/A	896	-	896
Recipes	2.5	1,222	(852)	370
Internally developed software	3.0	218	-	218
Total		$4,102	$(1,772)	$2,330

Total amortization expense for intangible assets for the three months ended March 31, 2024 and 2023 was $0.1 million and for the nine months ended March 31, 2024 and 2023 was $0.3 million.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2024 (remainder of the year)	$107
2025	419
2026	306
2027	93
2028	93
Thereafter	985
Total	$2,003

NOTE 6. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change in fair value included in earnings on the Statements of Operations. Investments in which no controlling financial interest exists, but significant influence exists are recorded using the equity method of accounting unless the fair value option is elected under Accounting Standards Codification 825, Fair Value Option. As of March 31, 2024, the USCF Advisers owned $1.3 million of the USCF Gold Strategy Plus Income Fund (changed ticker to “USG” from “GLDX” in March 2024), $0.4 million of the USCF Sustainable Battery Metals Strategy Fund (“ZSB”), $3.2 million of the USCF Energy Commodity Strategy Absolute Return Fund (“USE”) and $2.3 million of the USCF Sustainable Commodity Strategy Fund (“ZSC”). As of June 30, 2023, USCF Advisers held positions in USG, ZSB and USE of $1.3 million, $1.9 million and $2.6 million, respectively. These funds are related parties managed by USCF Advisers, which are included in other equities in the below table. The Company elected the fair value option related to these investments as the shares were purchased and will be sold on the market and this accounting treatment is considered to be most informative. In addition to the holdings in USG, ZSB, USE and ZSC, the Company also invests in marketable securities. The Company recognized unrealized gains (losses) of $0.3 million and ($0.1) million for the three months ended March 31, 2024 and 2023, respectively, and less than $0.1 million and ($0.1) million for the nine months ended March 31, 2024 and 2023, respectively.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	March 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,021	$-	$-	$3,021
Other short-term investments	291	1	-	292
Short-term treasury bills	990	7	-	997
Other equities - related parties	7,449	748	(877)	7,320
Total short-term investments	$11,751	$756	$(877)	$11,630

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,403	$-	$-	$3,403
Other short-term investments	280	-	(2)	278
Short-term treasury bills	1,952	17	-	1,969
Other equities - related parties	5,972	88	(229)	5,831
Total short-term investments	$11,607	$105	$(231)	$11,481

During the three and nine months ended March 31, 2024 and 2023, respectively, there were no transfers in or out of Level 3.

As of March 31, 2024 and June 30, 2023, the Company also holds a $0.5 million equity investment in a registered investment advisor accounted for on a cost basis, minus impairment, which we believe approximates fair value, given the lack of observable price changes in orderly transactions, which is included in other assets on the balance sheet. There was no impairment recorded for the nine months ended March 31, 2024 or 2023.

NOTE 7. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The Funds managed by USCF and USCF Advisers are deemed by management to be related parties. The Company’s USCF Investments revenues earned from related parties were $4.4 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, and $14.5 million and $15.7 million for the nine months ended March 31, 2024 and 2023, respectively. Accounts receivable due from related parties were $1.5 million and $1.7 million as of March 31, 2024 and June 30, 2023, respectively. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF Advisers manages. Such investments included USG, ZSB, USE and ZSC, related party funds managed by USCF Advisers, and as of March 31, 2024 the investments totaled $1.3 million, $0.4 million, $3.2 million and $2.3 million, respectively. As of June 30, 2023 the investments totaled $1.3 million, $1.9 million, $2.6 million and $0, respectively. The Company owns 62% and 68% of the outstanding shares of these investments as of March 31, 2024 and June 30, 2023, respectively.

USCF Advisers is contractually obligated to pay license fees related to ZSB and ZSC intellectual property rights to an affiliated entity during the next two fiscal years totaling up to $0.8 million. For the three and nine months ended March 31, 2024, the license fee expenses incurred totaled $0.2 million and $0.3 million, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock-based Compensation

During the three and nine months ended March 31, 2024 the Company granted stock options for the purchase of zero and 315,881 shares, respectively, with a weighted average grant date fair values of $1.11 per share. The fair value of the options granted were estimated using the following assumptions:

Three and Nine Months Ended March 31, 2024
Expected volatility	159% - 197%
Expected term	6.3 years
Risk-Free interest rate	3.5% - 4.7%
Expected dividend yield	0%

	Stock Options
	Number of Options	Weighted Average Exercise Price
Outstanding at July 1, 2023	270,000	$1.61
Granted	315,881	$1.15
Forfeited	(38,750)	$1.64
Outstanding and expected to vest at March 31, 2024	547,131	$1.34
Exercisable as of March 31, 2024	72,912	$1.60

As of March 31, 2024, there was $0.5 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 3.3 years. As of March 31, 2024, the weighted average remaining contractual life of the outstanding stock options was 9.1 years.

The following table summarizes the restricted stock activities for the nine months ended March 31, 2024.

	Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Nonvested as of July 1, 2023	288,733	$1.36
Granted	447,543	$1.03
Canceled	(23,585)	$1.06
Vested	(30,124)	$1.39
Nonvested as of March 31, 2024	628,567	$1.15

During the three and nine months ended March 31, 2024, the Company granted zero and 447,543 restricted stock awards (“RSAs”) with a weighted average grant date fair value of $1.03 per share and a total fair value at date of grant of $0.5 million. The intrinsic value of outstanding RSAs was $0.9 million as of March 31, 2024. Stock-based compensation relating to RSAs totaled $0.1 million and zero for the three months ended March 31, 2024 and 2023, respectively, and $0.2 million and less than $0.1 million for the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $0.6 million of unrecognized compensation expense related to outstanding RSAs that will be recognized over a remaining weighted average period of 2.9 years.

The table below summarizes total remaining stock-based compensation for all outstanding awards (in thousands):

Years Ending June 30,
Remainder of fiscal 2024	$111
2025	479
2026	351
2027	186
2028	17
Total stock-based compensation	$1,144

The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of March 31, 2024 and assumes no forfeiture activity and will be recognized over a weighted-average period of 2.9 years.

NOTE 9. BUSINESS COMBINATION

In 2021, Marygold UK entered into a Stock Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Tiger Financial and Asset Management Limited (“Tiger”) which is an asset manager and investment advisor. The transaction closed in 2022 with an agreed purchase price of $2.9 million, subject to adjustment as provided for in the SPA. As of June 30, 2023, $0.6 million remained payable which was due on March 31, 2024, subject to downward adjustment per the terms of the SPA for an amount up to $0.6 million should existing clientele close their accounts prior to December 31, 2023. In accordance with the SPA, there was a downward adjustment of the purchase price of less than $0.1 million as a result of existing clientele closing their accounts prior to December 31, 2023. The remaining payment of $0.6 million was made in January 2024.

As disclosed in Note 13. Subsequent Events, the Company closed on the acquisition of Step-by-Step on April 30, 2024.

NOTE 10. INCOME TAXES

As of March 31, 2024, the Company’s total unrecognized tax benefits were $0.3 million, which would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax positions as a component of tax expense. There is no interest or penalties to be recognized for the three and nine months ended March 31, 2024 and 2023.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the three and nine months ended March 31, 2024 and 2023, the Company’s combined lease costs were $0.2 million and $0.6 million, respectively, and were recorded under general and administrative expense in the Statements of Operations.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases	Finance Lease
2024	$196	$4
2025	625	19
2026	309	19
2027	55	19
2028	-	19
Thereafter	-	64
Total minimum lease payments	1,185	144
Less: present value discount	(79)	(42)
Total lease liabilities	$1,106	$102

The weighted average remaining lease term for the Company’s operating leases was 1.5 years as of March 31, 2024 and a weighted-average discount rate of 5.6% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 7.7 years as of March 31, 2024 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As the Company builds out its Fintech application, it enters into agreements with various service providers. As of March 31, 2024, Marygold has future payment commitments with its primary service vendors totaling $0.9 million including $0.4 million due during the remainder of fiscal 2024 and $0.5 million due in fiscal 2025.

The Company’s USCF Advisers subsidiary is contractually obligated to pay license fees related to ZSB and ZSC intellectual property rights to an affiliated entity including $0.3 million due during the remainder of fiscal 2024 and $0.5 million due in fiscal 2025.

Litigation

From time to time, the Company may be involved in legal proceedings arising from the ordinary course of their respective businesses. Except as described below, there are no material pending legal proceedings against the Company or its subsidiaries. USCF is an indirect wholly owned subsidiary of the Company. USCF, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

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

No accrual has been recorded with respect to the above legal matters as of March 31, 2024 and June 30, 2023. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions of less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and $0.2 million for the nine months ended March 31, 2024 and 2023.

NOTE 12. SEGMENT REPORTING

The Company’s Chief Operating Decision Maker (“CODM”) evaluates the Company’s segments based on revenue type, as well as net (loss) income at each segment. The CODM does not evaluate segments on the basis of assets at each segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue from external customers:
Fund management - related party	$4,406	$5,022	$14,453	$15,708
Food products	1,836	1,825	5,485	5,702
Beauty products	858	746	2,475	2,334
Security systems	650	576	1,773	1,871
Financial services (1)	130	130	385	388
Total revenue	$7,880	$8,299	$24,571	$26,003

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income:
Fund management - related party	$1,383	$1,892	$4,189	$5,459
Food products	3	(34)	200	184
Beauty products	(184)	(133)	(627)	(194)
Security systems	98	73	219	253
Financial services (1)	(1,398)	(986)	(4,398)	(2,328)
Corporate headquarters	(431)	(659)	(1,795)	(2,542)
Total net (loss) income	$(529)	$153	$(2,212)	$832

(1)	Financial services includes Marygold and Marygold UK. The amount of net loss reclassified from “Corporate headquarters” to “Financial services” was $1.0 million and $2.4 million for the three and nine months ended March 31, 2023, respectively, relative to the presentation in the March 31, 2023 Form 10-Q.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Other than the below, nothing has occurred outside normal operations since that required recognition or disclosure in these financial statements.

On January 31, 2024, Marygold UK entered into a Share Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Step-by-Step Financial Planners Limited (“Step-by-Step”), subject to certain closing conditions and regulatory approval. The transaction closed on April 30, 2024 with an agreed purchase price of approximately $1.1 million, subject to adjustment as provided for in the SPA. On April 30, 2024, Marygold UK paid $0.7 million upon the closing and the remaining approximately $0.4 million owed will be payable in two subsequent payments as provided in the SPA. The Company is still evaluating total accounting consideration and the purchase price allocation has not been completed as of the date of this report. Step-by-Step is an asset manager and investment advisor based in Staffordshire, England with approximately $35 million in assets under management. Step-by-Step will be operated as a subsidiary of Marygold UK. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services offered in the U.S. into the U.K. through the established contacts and certifications held by Step-by-Step.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Report. See “Item 1 - Financial Statements (Unaudited).”

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

Overview

The Marygold Companies, Inc. (“The Marygold Companies” or the “Company”) conducts business through its wholly owned subsidiaries operating in the US, New Zealand, the United Kingdom and Canada. The operations of the subsidiaries are summarized as follows:

●	USCF Investments, Inc. (“USCF Investments”), a U.S. based company, is the sole member of two investment services limited liability company subsidiaries that manages, operates or is an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares that trade on the NYSE Arca stock exchange.
●	Gourmet Foods, Ltd., a New Zealand based company, manufactures and distributes New Zealand meat pies on a commercial scale and its wholly owned New Zealand subsidiary company, Printstock Products Limited, prints specialty wrappers for the food industry in New Zealand and Australia (collectively “Gourmet Foods”).

●	Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian based company, sells and installs commercial and residential alarm monitoring systems.
●	Kahnalytics, Inc. DBA Original Sprout (“Original Sprout”), a U.S. based company, is engaged in the wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale.
●	Marygold & Co., a U.S. based company, together with its wholly owned limited liability company, Marygold & Co. Advisory Services, LLC, (collectively “Marygold”) was established to explore opportunities in the financial technology (“Fintech”) space, completed its development phase and launched its commercial services in June 2023. Through March 31, 2023, Marygold continued its launch efforts and commenced with new marketing campaigns.
●	Marygold & Co. (UK) Limited, a UK limited company, together with its UK subsidiary, Tiger Financial and Asset Management, Ltd. (collectively “Marygold UK”) is an asset manager and registered investment advisor in the UK. The operations of Marygold UK began in June 2022.

Because the Company conducts its businesses through its wholly owned operating subsidiaries, the risks related to our wholly owned subsidiaries are also risks that impact the Company’s financial condition and results of operations. See, “Note 2. Summary of Significant Accounting Policies / Concentration of Credit Risk” in the notes to the financial statements for more information.

Results of Operations

The Marygold Companies, Inc.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

Consolidated revenue for the three months ended March 31, 2024 was $7.9 million representing a $0.4 million, or 5%, decrease from the three months ended March 31, 2023 revenue of $8.3 million. The decrease in consolidated revenue was primarily attributed to USCF Investments where assets under management (“AUM”) for the three months ended March 31, 2024 was lower than the comparable prior year period which resulted in a revenue decrease of $0.6 million, offset by an increase in revenue of $0.1 million from each of our beauty products and security systems business segments.

Operating (Loss) Income

The Company’s operating loss for the three months ended March 31, 2024 was ($1.5) million as compared to operating income of $0.2 million for the three months ended March 31, 2023. This represents a decrease in operating income of approximately $1.6 million for the three months ended March 31, 2024 compared to the prior year. The decrease in operating income was attributable to the reduced revenue from the fund management business and an increase in operating expenses related to the roll out of our fintech business at Marygold & Co.

Other (Expense) Income, Net

For the three months ended March 31, 2024 the Company had other income, net of $0.6 million compared to an other expense, net of less than ($0.1) million for the three months ended March 31, 2023. The $0.6 million increase compared to the prior year period was primarily attributable to unrealized gains on investments.

Income Taxes

For the three months ended March 31, 2024 we had an income tax benefit of $0.4 million compared to less than $0.1 million for the comparable period of the prior year which was a function of reporting a pre-tax loss in the current year period.

Net (Loss) Income

For the three months ended March 31, 2024, the Company generated a net loss of ($0.5 million) as compared to net income of $0.2 million for the three months ended March 31, 2023. The $0.7 million decrease in net income was attributable to $0.5 million in lower profits at our fund management business and increased losses of $0.4 million in our financial services business as the Company continues to invest capital into our fintech subsidiary, partially offset by reduced corporate costs of $0.2 million.

Comparison of the Nine Months Ended March 31, 2024 and 2023

Revenue

Consolidated revenue for the nine months ended March 31, 2024 was $24.6 million representing a $1.4 million or 6% decrease from the nine months ended March 31, 2023 revenue of $26.0 million. The decrease in consolidated revenue was attributed to lower revenues by $1.3 million from lower AUM at USCF Investments and lower revenue by $0.2 million from our food products segment as we were transitioning to a more favorable product mix and refocused production capacity to higher profit margin customers.

Operating (Loss) Income

The Company’s operating loss for the nine months ended March 31, 2024 was ($3.1) million as compared to operating income of $1.1 million for the nine months ended March 31, 2023. This represents a decrease in operating income of $4.2 million which was attributed to reduced revenue of $1.3 million at USCF Investments from lower AUM and increased losses from our financial services business unit as we ramped up the development of our fintech app.

Income Taxes

For the nine months ended March 31, 2024 we had an income tax benefit of $0.9 million compared to an income tax provision of ($0.3) million for the comparable period of the prior year which was a function of reporting pre-tax income in the prior year period to reporting a pre-tax loss in the current year period.

Net (Loss) Income

For the nine months ended March 31, 2024, the Company generated a net loss of ($2.2 million) as compared to net income of $0.8 million for the nine months ended March 31, 2023. The $3.0 million decrease in net income was attributable to lower profits of $1.3 million at our fund management business, increased losses of $2.1 million in our financial services business as the Company continues to invest capital into our fintech app, and increased losses of $0.4 million at our beauty products business as further described below, partially offset by reduced corporate costs of $0.7 million.

Segment Operations

Fund Management – USCF Investments (56% and 59% of consolidated revenues for the three and nine months ended March 31, 2024, respectively)

USCF currently serves as the General Partner or the Sponsor to the following commodity pools, each of which is currently conducting a public offering of its limited partnership shares pursuant to the Securities Act of 1933, as amended:

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

USCF Advisers as fund manager for each series within the USCF ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”)	Fund launched May 2018
USCF Midstream Energy Income Fund (“UMI”)	Fund launched March 2021
USCF Gold Strategy Plus Income Fund (“USG”) previous ticker (“GLDX”)	Fund launched November 2021 Ticker symbol change March 2024
USCF Dividend Income Fund (“UDI”)	Fund launched June 2022
USCF Sustainable Battery Metals Strategy Fund (“ZSB”)	Fund launched January 2023
USCF Energy Commodity Strategy Absolute Return Fund (“USE”)	Fund launched May 2023
USCF Sustainable Commodity Strategy Fund (“ZSC”)	Fund launched August 2023
USCF Aluminum Strategy Fund (“ALUM”)	Fund launched October 2023

All commodity pools managed by USCF and each series of the ETF Trust managed by USCF Advisers are collectively referred to as the “Funds” hereafter.

USCF Investments’ revenue and expenses are driven by the amount of AUM of the Funds. USCF Investments earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Many of the Fund’s expenses are dependent upon the amount of AUM. These variable expenses include Fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are determined by multiplying contractual fee rates by AUM.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

Average AUM for the three months ended March 31, 2024 was $3.0 billion as compared to $3.7 billion from the three months ended March 31, 2023, a decrease of $0.7 billion or 19%, due to a decrease in USO, UNG and BNO AUM, partially offset by an increase in UMI AUM. As a result, the revenues from management and advisory fees decreased by $0.6 million, or 12%, to $4.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 where revenues from management and advisory fees totaled $5.0 million.

Operating Expenses

USCF Investments total operating expenses for three months ended March 31, 2024 increased $0.5 million to $3.6 million, or 16%, from $3.1 million for the three months ended March 31, 2023. Total variable expenses, as described above, were comparable quarter over quarter, with offsetting changes including a decrease in sub-advisory fees of $0.1 million due to a decrease in USCI and CPER AUM offset by an increase of $0.1 million in fund accounting and administration expenses due to an increase in the number of funds under management. General and administrative (“G&A”) expenses increased $0.1 million to $0.6 million, or 18%, from $0.5 million due to an increase in professional fees. Operations expenses increased by $0.2 million to $1.3 million from $1.1 million compared to the prior year quarter and employee compensation expenses increased $0.2 million due to quarterly bonus accruals in anticipation of year-end bonuses.

Operating income and net income

Operating income decreased by $1.1 million to $0.8 million for the three months ended March 31, 2024 from $1.9 million for the three months ended March 31, 2023. The decrease was due to lower revenue as a result of lower AUM along with the increase in expenses as described above. Other income (expense) was $0.6 million for the three months ended March 31, 2024 compared to ($0.1) million for the three months ended March 31, 2023 resulting in a $0.6 million increase due to unrealized gains of $0.3 million on equity investments in the current period in addition to $0.2 million in dividend and interest income.

Comparison of the Nine Months Ended March 31, 2024 and 2023

Revenue

Average AUM for the nine months ended March 31, 2024 was $3.3 billion as compared to $3.8 billion from the nine months ended March 31, 2023 due to a decrease in USO and USCI AUM, partially offset by an increase in UNG AUM. As a result, the revenues from management and advisory fees decreased by $1.3 million, or 8%, to $14.5 million for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023 where revenues from management and advisory fees totaled $15.7 million.

Operating Expenses

USCF Investments total operating expenses for the nine months ended March 31, 2024 increased by $0.4 million to $10.7 million, or 3%, from $10.3 million for the nine months ended March 31, 2023. Total variable expenses, as described above, decreased by $0.3 million due to a decrease in total AUM which included a $0.3 million decrease in variable marketing and distribution expenses, a decrease of $0.1 million in sub-advisory fees related to lower USCI and CPER AUM partially offset by a $0.1 million increase in fund accounting and administration expenses due to an increase in the number of funds under management. G&A expenses remained flat at $1.8 million for each nine-month period. Employee compensation expenses remained consistent at $3.7 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. Operations expenses increased by $0.4 million due to an increase in license and director fees for new funds.

Operating income and net income

Operating income decreased $1.6 million to $3.8 million for the nine months ended March 31, 2024 from $5.4 million for the nine months ended March 31, 2023. The decrease was due to lower revenue as a result of lower AUM and a $0.4 million increase in operating expenses. Other income (expense) was $0.4 million for the nine months ended March 31, 2024 compared to $0.1 million for the nine months ended March 31, 2023 due to $0.5 million in dividend, interest and other income in the current year period.

Food Products (23% and 22% of consolidated revenue for the three and nine months ended March 31, 2024, respectively)

Food products (Gourmet Foods and Printstock) revenues for the three months ended March 31, 2024 and 2023 was flat at $1.8 million; however net income improved by less than $0.1 million from the comparative prior year quarter as result of a more favorable product mix and refocusing production capacity to higher profit margin customers.

For the nine months ended March 31, 2024, food products revenues declined by $0.2 million; however net income was flat at $0.2 million due to operating efficiencies achieved during the current nine-month period as compared to the prior year comparative period.

Beauty Products (11% and 10% of consolidated revenues for the three and nine months ended March 31, 2024, respectively)

For the quarter ended March 31, 2024, beauty products (Original Sprout) revenue increased by $0.1 million and net loss increased by less than $0.1 million. The increase in net loss was due to increased expenses associated with new product development and marketing. For the nine months ended March 31, 2024, beauty products revenues increased by $0.1 million and net loss increased by $0.4 million. The increase in net loss was due to increased expenses associated with new product development and marketing.

Security Systems (8% and 7% of consolidated revenue for the three and nine months ended March 31, 2024, respectively)

For the quarter ended March 31, 2024, security systems (Brigadier) revenue increased by less than $0.1 million and net income was flat compared to the prior year quarter. For the nine months ended March 31, 2024, security systems revenues declined by $0.1 million due to market timing and weather patterns and net income declined by less than $0.1 million compared to the prior year period.

Financial Services includes Marygold (UK) and Marygold

Financial Services – Marygold (UK)

Marygold UK operates through its wholly owned subsidiary Tiger Financial & Asset Management Limited (“Tiger”), which was acquired in 2022. Tiger acts as an investment advisor and financial planner to its clients and has two principal revenue streams which comprise ongoing fees for providing investment advice, and commissions for the intermediation of insurance-based products. Tiger does not provide investment management services directly, rather the clients’ assets are referred to third party investment managers, discretionary investment managers. Tiger receives fees for the ongoing advice and financial planning services which are charged as a percentage of the assets under management, which as of June 30, 2023 and March 31, 2024 was $40 million. The ratio of fees earned from investment advice as compared to commissions earned is generally 80:20, but may fluctuate for any given period.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues for the three months ended March 31, 2024 were unchanged at $0.1 million as compared to the three months ended March 31, 2023. Operating expenses for the three months ended March 31, 2024 were $0.2 million as compared to $0.1 million for the three months ended March 31, 2023 with the increase attributed to the hiring of additional staff and increased professional fees in connection with the development of the Marygold mobile fintech app in the UK.

Comparison of the Nine Months Ended March 31, 2024 and 2023

Revenues for the nine months ended March 31, 2024 were unchanged at $0.4 million as compared to the nine months ended March 31, 2023. Operating expenses for the nine months ended March 31, 2024 were $0.6 million as compared to $0.3 million for the nine months ended March 31, 2023 with the increase attributed to the hiring of additional staff and increased professional fees in connection with the development of the Marygold mobile fintech app in the UK.

Financial Services – Marygold (USA)

Marygold & Co. is a financial technology company, not a bank, providing similar banking services through an all-in-one banking and payment services app offering FDIC-insured accounts with a Debit Mastercard®. Like a private banker on your phone, Marygold has introduced a secure way to send, receive, spend, save and invest with no banking fees or minimum balance requirements and aims to redefine mobile banking and payments, all in one app. Marygold completed its development phase in June 2023 and continues to devote considerable resources to the development and launch of its proprietary Fintech app. Revenue is earned from the Mastercard® interchange system with debit card spend by users and from asset management fees earned on investments through the use of Money Pools, which are goal based savings and investment accounts.

Comparison of the Three Months Ended March 31, 2024 and 2023

Onboarding of new customers continued during the three months ended March 31, 2024 resulting in nominal revenue. Operating expenses for the three months ended March 31, 2024 increased by $0.4 million to $1.4 million compared to $1.0 million in the prior year quarter. The increase was attributed to ongoing development of the app and continued ramping up for the product post launch. Increases from the prior year’s quarter included additional spend of $0.2 million in product development and app service provider infrastructure, as well as $0.1 million in advertising, marketing and professional fees.

Comparison of the Nine Months Ended March 31, 2024 and 2023

Operating expenses for the nine months ended March 31, 2024 increased $1.9 million to $4.2 million compared to $2.3 million in the prior year period. The increase was attributed to ongoing development of the app and continued ramping up for the product post launch. Increases from the prior year’s nine-month period included additional spend in product development, advertising and marketing and professional fees.

Liquidity and Capital Resources

The Marygold Companies is a holding company that conducts its operations through its subsidiaries. At the holding-company level, its liquidity needs relate to operational expenses, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company or the subsidiary level. There are no limitations or constraints on the movement of funds between the entities.

As of March 31, 2024, we had $4.5 million of cash and cash equivalents on a consolidated basis as compared to $8.2 million as of June 30, 2023, a decrease of $3.7 million or 45%. For the nine months ended March 31, 2024, USCF Investments invested $3.0 million by seeding one new fund and we made additional expenditures of $4.1 million in Marygold. We have invested a total of $13.5 million in the fintech app since Marygold’s inception. We expect that Marygold will require additional expenditures over the coming 12 months. As the funding requirements become known, we will decide upon the source of the additional capital investment to be made as the need arises. During the quarter ended March 31, 2024, we made a deposit of $1.8 million in connection with the potential acquisition of a 9.9% equity interest in a domestic financial institution that is currently seeking certain regulatory approval.

Based on our current operating plan, we believe existing cash resources will be sufficient to meet our working capital requirements for the next twelve months. If sufficient funds are not available to finance our business and operations, including our investment in Marygold, we may need to raise additional financing through one or more debt or an equity financing to meet our operating and cash needs. There can be no assurance we will be able to raise additional financing or obtain terms that are acceptable to us.

Lease Liability

The Company has various operating leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.1 million and $1.0 million as of March 31, 2024 and June 30, 2023, respectively. The obligations will reduce over the passage of time through periodic lease payments. See Note 11 for further analysis of this obligation.

Borrowings

As of March 31, 2024, we had $0.4 million of third-party indebtedness as compared to $0.3 million of third-party and related-party indebtedness as of June 30, 2023. Brigadier owes $0.3 million under a loan that is secured with the land and building in Canada. The initial principal balance was $0.6 million as of the loan date in 2019 with an annual interest rate of 4.14% maturing June 30, 2024. Interest on the loan is expensed or accrued as it becomes due.

In addition, Gourmet Foods has a finance lease liability of $0.1 million related to a solar energy system as March 31, 2024 and June 30, 2023, respectively, and are included under loans - property and equipment on our consolidated balance sheets.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2024, USCF Investments held investment positions in four of its 40 Act funds, USG (renamed from GLDX in March 2024), ZSB, USE and ZSC of $1.3 million, $0.4 million, $3.2 million, and $2.3 million, respectively. As of June 30, 2023 USCF held positions in USG, ZSB, and USE of $1.3 million, $1.9 million, and $2.6 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 7 to our Financial Statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 11. Commitments And Contingencies – Litigation”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

THE MARYGOLD COMPANIES, INC.

Dated: May 13, 2024	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Scott A. West
Scott A. West
Principal Accounting Officer

