Form 10-K/A
period 2023-06-30
Marygold Companies, Inc.
filed 2024-09-16
CIK 1005101

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $12,433,536 based upon the per share price of $1.50, as reported by our trading exchange platform, NYSE American, for the registrant’s common stock as of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

The registrant’s common stock began trading on the NYSE American exchange on March 10, 2022. As of September 20, 2023, the registrant had 39,383,459 shares of Common Stock, $0.001 par value per share, and 49,360 shares of Series B Convertible, Voting, Preferred Stock (“Series B Preferred Stock”) outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an “as if converted” basis on all matters presented to our stockholders for a vote.

DOCUMENTS INCORPORATED BY REFERENCE

None

Audit Firm Id	Auditor Name	Auditor Location
207	BPM LLP	San Francisco, California

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K for the year ended June 30, 2023, of The Marygold Companies, Inc., a Nevada corporation (“Company”), filed with the Securities Exchange Commission (“SEC”) on September 25, 2023 (“Annual Report”), is being filed by the Company for the sole purpose of including Exhibit 21.1, list of subsidiaries, and Exhibit 23.1, auditor’s consent, which exhibits were inadvertently omitted from the previously filed Annual Report, and Exhibit 24.1, power of attorney.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHBIT INDEX

The following exhibits are filed or incorporated by reference as part of this Form 10-K:

Exhibit No.	Description
3.1	Amended Articles of Incorporation of Concierge Technologies, Inc. (incorporated by reference to Exhibit A to the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.2	Certificate of Designation (Series of Preferred Stock) (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed on October 8, 2010).
3.3	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 31, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.4	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 5, 2015 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.6	Certificate of Amendment, dated March 7, 2022(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022).
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021)
10.2*	Employment Agreement between the Company and Stuart Crumbaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.3*	Employment Agreement between the Company and David Neibert (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.4*	Employment Agreement between the Company and Carolyn Yu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.5*	One-Time Transaction Bonus Agreement by and between the Company, Wainwright Holdings, Inc., and John Love (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.6	Variation Agreement entered into on June 20, 2022 between Marygold UK and Keith Halford to complete the closing of the Share Purchase Agreement entered into on August 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 21, 2022).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to registrant’s Form 10-K for the year ended June 30, 2022, filed with the SEC on September 16, 2024)
23.1	Consent of BPM LLP **
24.1	Power of Attorney (included on the Signature Page of this Amendment No. 1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Form 10-K for the year ended June 30, 2023, filed with the SEC on September 25, 2023).
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Form 10-K for the year ended June 30, 2023, filed with the SEC on September 25, 2023).
31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.4	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K for the year ended June 30, 2023, filed with the SEC on September 25, 2023).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Form 10-K for the year ended June 30, 2023, filed with the SEC on September 25, 2023).

* Indicates management contract or any compensatory plan, contract or arrangement.

** Filed herewith

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARYGOLD COMPANIES, INC.
(Registrant)

Date: September 16, 2024	/s/ Nicholas D. Gerber
Nicholas D. Gerber, Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carolyn M. Yu, with the power of substitution and re-substitution, as his or her attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all further amendments to the registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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