Form 10-K
period 2024-06-30
Marygold Companies, Inc.
filed 2024-09-18
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

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

As of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,651,275 based upon the per share price of $1.06, as reported by our trading exchange platform, NYSE American, for the common stock multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30, 2024, 40,096,150 shares of Common Stock, $0.001 par value, and 49,360 shares of Series B Convertible, Voting, Preferred Stock (“Series B Preferred Stock”) outstanding of the registrant were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an “as if converted” basis on all matters presented to our stockholders for a vote.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (“Annual Meeting”) to be filed within 120 days following the registrant’s fiscal year ended June 30, 2024, with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), and delivered to stockholders in connection with such Annual Meeting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the outcome of certain class action litigation;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash flows is primarily dependent on our investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;
●	we continue to make investments in the development and marketing of our Fintech app and there are uncertainties about the acceptance thereof and whether it will generate sufficient revenue streams to meet or exceed development expenditures incurred to date;
●	our operating subsidiaries’ ability to attract and retain customers to use our products or services, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to continue using our services and products;
●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;
●	our operating subsidiaries’ ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	our operating subsidiaries’ ability to successfully penetrate enterprise markets;
●	our operating subsidiaries’ ability to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	worldwide economic conditions, including after-effects from the economic disruption imposed by the COVID-19 pandemic, and the conflicts in Ukraine and the Middle East, and their impact on spending;
●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations.

The foregoing list does not contain all of the forward-looking statements made in this Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Item 1A. Risk Factors.” Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We and our subsidiaries may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I

ITEM 1. BUSINESS

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies), is a holding company which operates through its wholly owned subsidiaries engaged in certain diverse business activities listed below:

●	Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with is principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	Financial Services – United States and Great Britain:

○	Marygold & Co., a Delaware corporation, based in Denver, Colorado, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is in New Albany, Ohio;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

We manage the operations of our subsidiaries and their related businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by our executive management in the day-to-day business affairs of our operating subsidiary businesses apart from oversight. Our executive management team is primarily responsible for vision and strategy of the Company while effectively implementing capital allocation decisions, investment activities, leadership talent selection, development, performance and retention of the management executives to head each of the operating subsidiaries. Our executive management is also responsible for organizational accountability, corporate governance practices, monitoring regulatory affairs, including those of our operating businesses and involvement in governance-related issues of its subsidiaries as needed.

We were incorporated in the state of Nevada on January 26, 2000. Our corporate headquarters are located in San Clemente, California.

Human capital and resources are an integral part of our businesses. Our business units employed 116 people located in various parts of the world such as, New Zealand, Canada, Great Britain and the United States through the fiscal year ended June 30, 2024. This includes all full and part-time employees as well as executives at our corporate headquarters in San Clemente, California. Consistent with our decentralized management philosophy, our operating business units individually establish competitive compensation packages to attract, retain and reward people within their organizations. Given the varied business activities, our business units have policies and practices to address, among other things, maintaining a safe working environment, eliminating workplace harm, both mental and physical, providing various health and retirement benefits, as well as incentives to recognize and reward performance on an individual and company goal performance basis.

Subsidiary Business Overview

Fund Management - USCF Investments

In 2016, we acquired all of the issued and outstanding stock in USCF Investments, Inc. (“USCF Investments”). USCF Investments is a U.S. corporation organized in the state of Delaware. USCF Investments is the parent and sole member of two fund management limited liability companies formed in the state of Delaware: United States Commodity Funds, LLC (“USCF LLC”) and USCF Advisers, LLC (“USCF Advisers”). USCF LLC and USCF Advisers are each registered as a commodity pool operator, and each is a member of the National Futures Association. USCF Advisers is also registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (“Investment Advisers Act”). USCF LLC and USCF Advisers, together with USCF Investments will be referred to hereafter as “USCF Investments.”

USCF LLC and USCF Advisers provide investment fund management and advisory services and receive management and/or investment advisory fees for providing such services to each of the ETFs it manages. Currently, USCF LLC and USCF Advisers collectively manage and service 16 exchange traded funds (“ETFs”), the shares or other interests of which are listed and traded on the NYSE Arca, Inc. (“NYSE Arca”). The ETFs managed by USCF LLC and USCF Advisers have a combined total of $2.9 billion in assets under management (“AUM”) as of June 30, 2024.

Currently, USCF LLC serves as the general partner or sponsor of the following ETFs, each of which is conducting an ongoing public offering of its shares or interests pursuant to the Securities Act of 1933, as amended (“Securities Act”):

USCF LLC as general partner of the following funds
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

USCF LLC is the sponsor of the following funds, each a series of the United States Commodity Index Funds Trust (“USCIF Trust”)
United States Commodity Index Fund (“USCI”)	Series of the USCIF Trust created in 2010
United States Copper Index Fund (“CPER”)	Series of the USCIF Trust created in 2010

USCF Advisers, a registered investment adviser, is the investment adviser to the funds listed below each a separate series of the USCF ETF Trust (“ETF Trust”) and has overall responsibility for the general management and administration of the ETF Trust. Pursuant to investment advisory agreements, USCF Advisers provides an investment program for each series of the ETF Trust and manages the investment of the funds’ assets.

USCF Advisers as fund manager for the following series of the ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”)	Fund launched in 2018
USCF Midstream Energy Income Fund (“UMI”)	Fund launched in 2021
USCF Gold Strategy Plus Income Fund (“USG”) previous ticker (“GLDX”)	Fund launched in 2021, Ticker symbol change in 2024
USCF Dividend Income Fund (“UDI”)	Fund launched in 2022
USCF Sustainable Battery Metals Strategy Fund (“ZSB”)	Fund launched in 2023
USCF Energy Commodity Strategy Absolute Return Fund (“USE”)	Fund launched in 2023
USCF Sustainable Commodity Strategy Fund (“ZSC”)	Fund launched in 2023
USCF Aluminum Strategy Fund (“ALUM”)	Fund launched in 2023

USCF Investments’ revenue and expenses are primarily based upon and determined by the amount of AUM of the funds its subsidiaries manage. USCF Investments’ subsidiaries each earn monthly management and advisory fees based on its agreements with each fund. The management fees for a fund are determined on the basis of the percentage management fee structure for such fund as forth in its advisory agreement with the fund multiplied by the average AUM of such fund over a given period. Many of the company’s expenses are dependent upon the amount of AUM. These variable expenses include fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by AUM.

For the year ended June 30, 2024, 75% of USCF Investments’ revenue were attributed to its subsidiaries’ management of its three largest funds as follows: United States Oil Fund, LP; United States Natural Gas Fund, LP and USCF Midstream Energy Income Fund. For the year ended June 30, 2023, 73% of USCF Investments’ revenue was attributable to its subsidiaries’ management of United States Oil Fund, LP; United States Natural Gas Fund, LP and United States Commodity Index Fund.

Competition

USCF Investments competes with other commodity fund managers which include larger, better financed companies and other boutique companies that offer ETFs similar to those offered by USCF Investments. Also, the larger and better financed competitors may be able to sponsor, develop and offer new ETFs more readily than USCF Investments. Many of these competitors have substantially greater technical and human resources than USCF Investments does, as well as greater experience in the discovery, research and development of products and the commercialization of those products. Our competitors’ products may have better performance or are more effectively marketed and sold, than any products we may commercialize. USCF Investments believes that it has carved out a unique set of ETFs that were first to market and it continues to create and launch funds that remain focused on its core business platform in the commodity sector of non-renewable energy while expanding its commodity index funds between broad commodities, equity and a mix of commodities and equities index funds. The ability to create and launch bespoke funds and series funds that provide exposure to certain commodity and equity groups allows USCF Investments to compete in this industry space as a boutique investment management company. USCF Investments will continue to develop and consider new fund opportunities identified through its research efforts and review of market needs. However, the cost of launching and seeding new funds is dependent upon existing and new capital resources. The ability to successfully launch new funds while competing with much larger financial institutions with greater financial and human capital will be challenging.

Regulation

USCF Investments’ operating subsidiaries, USCF LLC and USCF Advisers, are subject to certain federal, state and local laws and regulations generally applicable to the investment services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) under the Commodities Exchange Act of 1936, as amended (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act and as a CPO under the CEA. Ongoing public offerings of the shares or other interests by ETFs sponsored by USCF LLC are required to be registered with the SEC under the Securities Act and each ETF has SEC reporting obligations under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”). Each series of the ETF Trust managed by USCF Advisers is registered as an investment company under the Investment Company Act.

Employees

USCF Investments’ operating subsidiaries have 14 full-time employees, a majority of whom are located in its Walnut Creek, California office. The operating subsidiaries are responsible for the retention of sub-advisers to manage the investments of each managed Funds’ assets in conformity with their respective investment policies if the operating subsidiary does not provide those services directly. USCF Investments’ operating subsidiaries may also retain third-parties to provide custody, distribution, fund administration, transfer agency, and all other non-distribution related services necessary for each fund to operate. USCF Investments, through its operating subsidiaries, bears all of its own expenses associated with providing these advisory services such as the expenses of the members of the independent board of directors. Independent director expenses are apportioned on a pro rata basis over each fund affiliated with USCF Investments.

Intellectual Property

USCF Investments subsidiary USCF LLC has registered the trademarks for the names “USCF LLC” and “USCF Advisers” with the U.S. Patent and Trademark Office (“PTO”). The funds for which USCF LLC is a general partner or sponsor have registered trademarks owned by USCF LLC. USCF LLC was granted two patents Nos. 7,739,186 and 8,019,675 by the PTO for systems and methods for an exchange traded fund (ETF) that track the price of one or more commodities.

Litigation

Please refer to “Note 14. Commitments and Contingencies – Litigation” to the financial statements included in this Form 10-K.

Food Products - Gourmet Foods

In 2015, we acquired Gourmet Foods, Ltd., a registered New Zealand company. Gourmet Foods manufactures and sells wholesale bakery products, meat pies and patisserie cakes and slices in New Zealand. Gourmet Foods manufactures wholesale bakery products, meat pies, patisserie cakes and slices on a commercial scale under brand names Ponsonby Pies and Pats Pantry and distributes substantially all of its goods to supermarkets and service station chains with stores located throughout New Zealand.

In 2020, Gourmet Foods acquired Printstock Products Limited (“Printstock”), a Flexographic printing company based in Napier, New Zealand that prints specialty wrappers for the food industry in Australia and New Zealand including those used by Gourmet Foods. Printstock’s operating results are consolidated with those of Gourmet Foods. Gourmet Foods and Printstock are collectively referred to hereinafter as “Gourmet Foods.”

Products and Customers

Gourmet Foods has two major product lines: 1) baking and 2) food wrapper printing. While these product lines are comprised of different customers and supply chains, we consider the consolidation of Gourmet Foods with Printstock to be within the food industry as Printstock only supplies its products to the manufacturers in the food industry, some of which are competitors to Gourmet Foods, and the inclusion of Printstock to the Gourmet Foods operations does not extend its presence beyond the food industry. Therefore, for the purpose of segment reporting, both revenue streams are considered part of the same “food products” segment.

Baking and Printing: Within the baking sector Gourmet Foods has three major customer groups: 1) grocery, 2) gasoline convenience stores, and 3) independent retailers and cafes. The grocery industry in New Zealand is dominated by several large chain operations, each of which is a customer of Gourmet Foods. There can be no assurance that these customers will continue to purchase products from Gourmet Foods, however, in view of the length of the relationship with such customers, management believes that such customers will continue purchasing Gourmet Foods’ products. In the gasoline convenience store market customer group, Gourmet Foods supplies a marketing consortium of gasoline dealers operating under the same brand and a consortium of gasoline convenience stores. The third major customer group is independent retailers and cafes. The printing sector of Gourmet Foods’ revenues is comprised of many customers, some large and some small. The two largest customers in the printing sector represented 67% of printing sector revenue in fiscal 2024.

Sources and Availability of Materials

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available locally. However, the after-effects of the COVID-19 pandemic have resulted in increased cost of raw ingredients and local shipping. These cost increases, coupled with the rising cost of labor, have negatively impacted Gourmet Foods profit margins and, in some instances, its ability to meet market demand in a timely manner. Although raw material availability has begun to return to normal levels, there remains a shortage of qualified labor for both the bakery and the printing sector. Gourmet Foods is focused on securing the best prices available for raw materials in the local market and recruiting experienced staff.

Competition

Gourmet Foods competes with other commercial-scale manufacturers of meat pies in New Zealand and Australia. Competitors’ products may be more effective, or more effectively marketed and sold, than products Gourmet Foods may commercialize. Larger competitors in New Zealand also enjoy economies of scale in production allowing them to offer products at lower retail prices, making it difficult for us to compete in the growing online sales channel of home deliveries. In an effort to expand its market presence and limit competitive interference, Gourmet Foods from time to time creates new products such as vegan pies, sausage rolls, and other items currently novel to New Zealand. Upon market acceptance of these new entrants, Gourmet Foods is able to sustain higher profit margins in the absence of direct competition. Gourmet Foods has also improved a portion of its supply chain by acquiring Printstock, which prints the food wrappers utilized by Gourmet Foods. Printstock, in turn, also faces competition from other New Zealand-based printing companies who offer similar services to the food production industry.

Seasonality

The location of Gourmet Foods in the southern hemisphere provides it with a warm Christmas holiday season and some increased business as customers tend to be traveling and purchase more ready-to-eat foods. Although this increase in sales is observable, it is not deemed significant.

Regulation

In New Zealand, Gourmet Foods is required to have certain permits from health regulatory agencies and export permits for certain products it exports. Gourmet Foods is also subject to local regulations customary in the food processing, manufacturing and distribution industry in New Zealand. Gourmet Foods believes it has all necessary licenses and permits and is compliant in all material respects with New Zealand laws and local regulations.

Employees

Gourmet Foods, including Printstock, had 52 full-time employees in New Zealand as of June 30, 2024.

Intellectual Property

Gourmet Foods, Ponsonby Pies and Pat’s Pantry are all registered trademarks of Gourmet Foods, Ltd. in New Zealand.

Security Systems - Brigadier

In 2016, we acquired all of the issued and outstanding stock in Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian corporation. Brigadier was originally established in 1985. Brigadier has two hubs, one in Regina (Elite Security) and one in Saskatoon (Brigadier Security), in the Canadian Province of Saskatchewan. Brigadier sells and installs alarm monitoring, access controls, ULC approved fire monitoring panels, and security systems to commercial and residential customers under the brand names “Brigadier Security Systems” and “Elite Security” throughout the Province of Saskatchewan.

Services, Products and Customers

Brigadier is a leading electronic security company in the Province of Saskatchewan. Brigadier provides comprehensive security solutions including access control, camera systems, fire alarm monitoring panels, and intrusion alarms to home and business owners as well as government offices, schools, and public buildings. Its experience as the provider of choice for many large notable sites shows a commitment to design, service and support. Brigadier specializes and is certified to offer several major manufacturers’ products, including: Honeywell Security, Panasonic, Avigilon and JCI/DSC/Kantech security products.

Brigadier is an authorized SecurTek dealer. SecurTek is owned by SaskTel, Saskatchewan’s leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

Brigadier is partially dependent upon its contractual relationship with an alarm monitoring company that provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, but that alternate solutions would be available if such monitoring company terminates its agreement with Brigadier. Sales to its largest customer, which includes contracts and recurring monthly support fees, were 42% of Brigadier’s total revenue for each of the years ended June 30, 2024 and 2023.

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

Competition

Brigadier competes with several larger, better financed companies that offer similar products and services in Saskatchewan and Canada generally as well as globally. In addition, Brigadier may face increasing competition as disruptive technologies enter the market. However, with respect to the market share it currently enjoys, Brigadier expects to maintain its current market position in Saskatchewan and believes that opportunities exist to capitalize on the deployment of new technologies within this market. Brigadier’s management will continue efforts to capture additional customers through organic growth and a focus on quality.

Seasonality

Due to its location in Canada, winter weather may negatively affect its ability to complete some installations, particularly those involving new construction. For this reason, during the period from November through March Brigadier’s revenue is typically lower than during other months of the year.

Employees

Brigadier had 20 full-time employees in Canada as of June 30, 2024.

Beauty Products - Original Sprout

In 2017, we acquired all of the assets of Original Sprout LLC. Original Sprout LLC was founded in 2003. Original Sprout is engaged in the retail sales and wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on Original Sprout’s website. Original Sprout operates from warehouse and sales offices located in San Clemente, California.

Products and Customers

As a result of the COVID-19 pandemic, Original Sprout has adjusted its primary distribution and marketing channels. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas during COVID-19 that resulted in social distancing and closures of retail businesses, consumers avoided traditional sales outlets. In response to this trend, many of Original Sprout’s domestic distributors became retailers by selling direct to consumers on e-tail platforms. Original Sprout, in defense of its brand and price points, was compelled to transition from its wholesale distribution model to making direct sales to retail outlets and consumers through online platforms as well as through wholesalers. The negative effects of this transition resulted in reduced sales and increased operating losses as a result of the cancellation of domestic distribution channels. This trend is expected to continue as Original Sprout engages in new brand representation and secures reliable sales channels for its new and existing product lines. As a result, we recorded an impairment loss of $1.4 million during fiscal 2024 related to the goodwill and other intangible assets for Original Sprout.

Original Sprout sells its products through three distribution channels:

●	direct sales to end users via online shopping carts;
●	sales through international wholesale distributors who, in turn, sell to other international retailers or wholesalers, and
●	to retail stores selling to end users either from the shelf or online.

During the year ended June 30, 2024, Original Sprout did not have any significant customers; however, certain of Original Sprout’s customers may, from time to time, become significant during the reporting periods.

Sources and Availability of Materials

Original Sprout is reliant upon its relationships with two product formulating and packaging companies who, at the direction of Original Sprout, manufacture its products in accordance with proprietary formulas, package them in appropriate containers supplied by Original Sprout, and deliver the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by these two packaging companies. However, management of Original Sprout believes that, if either of these companies were unable to provide such services, there are other similar production and packaging companies available at competitive pricing. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in a timely fashion or at the expected price point. To safeguard against this possibility Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

Competition

Original Sprout manufactures and distributes only 100% vegan, safe and non-toxic, hair and skin care products which it believes differentiates it significantly from competitors that do not employ such standards. The use of organic and natural extracts is a growing trend in the U.S. and abroad, and other established brands are beginning to make products that directly compete with Original Sprout. As more entrants in the high-end, vegan, hair care segment come into existence, some may be better financed and have more brand recognition and resources than Original Sprout. Original Sprout is focused on promoting its own brand name as a recognized pioneer in 100% vegan, safe, effective, hair care products through the recruitment of additional distributors, nationwide retail stores, a continued emphasis on online sales either directly or through retail stores and an increased social media presence. Original Sprout believes that these steps will allow for the growth of annual revenues and market share protection, though there can be no assurance that such efforts will be sufficient to offset the effects of competition in the future.

Seasonality

There is no significant seasonality for sales of products for Original Sprout, although sales may fluctuate around traditional holidays, and certain products, such as sunscreen, are lower in winter months than in summer months.

Regulation

Original Sprout is not required to have permits or inspections by regulatory agencies for the products it formulates and distributes in the U.S.; however, it has chosen to gain recognition from certain testing laboratories and other quasi-regulatory agencies for compliance with accepted standards for hair and skin care ingredients and lack of toxic chemicals in their formulas and processes. For export, Original Sprout is often required to submit its products to foreign government agencies or certified laboratories for ingredient testing prior to being accepted for import as a “safe” product. We believe that Original Sprout products comply with all applicable regulations, both domestic and foreign, in areas where they are sold or distributed.

Intellectual Property

The formulations and ingredient percentages of the many products of Original Sprout are considered its intellectual property, although many cannot be patented, they are maintained as confidential. The names “Original Sprout” and “D’Organiques Original Sprout” are registered trademarks of Original Sprout.

Employees

Original Sprout had eight full-time employees, not including temporary workers or “temp-to-hire” status workers, in California as of June 30, 2024.

Financial Services – Marygold US and Marygold UK

In 2019, we entered the financial services industry to explore opportunities in the financial technology (“Fintech”) space and formed Marygold & Co., a Delaware corporation (“Marygold”). Marygold is headquartered in Denver, Colorado. In 2020, we formed an investment advisory firm, Marygold & Co. Advisory Services, LLC, a Delaware, limited liability company (“Marygold Advisors”) as a wholly-owned subsidiary of Marygold. Marygold Advisors is an investment adviser registered with the SEC under the Investment Advisers Act.

Marygold completed its development phase and the launch of its mobile Fintech app in June 2023.

Marygold has developed and continues to enhance and develop a peer-to-peer (“P2P”) Fintech digital money app that facilitates the transfer of cash between two or more people that, unlike competitor apps, does not require both parties to each have the Marygold digital app in order to transfer cash. Marygold app users may choose to transfer or receive cash within the United States efficiently if both users have the app or they may choose to send or receive a check mailed by the U.S. Postal Service to them or send and receive by ACH, email address or by providing a mobile number. This feature is called PayAnyone®. Every Marygold app user receives a free debit Mastercard® issued by its partner bank, Community Federal Savings Bank upon completion of a secure onboarding process. Along with the PayAnyone® feature, the Marygold app also allows users to “Tap & Pay” anywhere Mastercard® is welcome nationwide as well as for use with online shopping. The Marygold app has the ability to split payments/bills without fees or limits between users. Marygold’s debit Mastercard® is connected to a widely accepted ATM network system but ATM transactions have fees associated with the use and withdrawal of cash like most bank ATM out of network machines.

The Marygold Fintech app has evolved and, in addition to its Fintech app features, its Marygold’s investment firm subsidiary, Marygold Advisors, allows users to explore and tap into money management education and tools using its bespoke budgeting app product, money pools (“Money Pools”). The Money Pool app feature provides useful digital educational information on personal investing, money management, and saving money for target goals. When a user wants to budget, invest and grow their savings, app users can use the Money Pool budgeting feature based on timeline-oriented goals that allow a user to set a time goal for which they will need to grow their money. After users input their dollar goal into the Money Pool app feature with a goal-oriented time frame, the app provides a choice of three Money Pools for the user to choose from. The investment risk decreases or increases depending on the initial investment and goal-oriented time frame chosen. Understanding this risk/reward investment dynamic, Marygold Advisors created an investment calculator tool within the app to provide users the ability to view their hypothetical investment potential.

Marygold continues to devote considerable resources to the development, marketing and support of its proprietary Fintech software app that is envisioned to provide a competitive mobile experience to its customers. The Fintech app is available for Android and Apple iOS users to download on online app stores for free.

Marygold & Co. and together with Marygold Advisors, are hereinafter referred to as, “Marygold.”

Competition

We have many competitors in the Fintech, or financial technology, services industry, including institutional banks and start-ups, who offer a variety of financial services ranging from neo bank spending/receiving capabilities to loans and investing initiated on digital platforms. The Fintech industry is highly competitive, forcing participants to constantly innovate or to seek niche areas of a target market. Many of Marygold’s competitors have found success in such niche markets as making student loans, investing in crypto currencies, immediate credit for direct deposits, or trading stocks. Marygold is focusing on simplifying the management of its clients’ financial lives by bringing all aspects of banking to one simple to use mobile banking app. With a global market for fintech expected to be in excess of $340 billion in 2024, management anticipates only a small market share will be required for Marygold to be successful in reaching its revenue, profitability and other goals.

Intellectual Property

Marygold has a registered design mark and several trademarks in final stages towards registration pending with the PTO. The underlying code compiled in its mobile banking app and other custom programs are proprietary and trade secrets of Marygold.

Employees

Marygold employs nine full time staff members, a varying number of independent contractors, and also subcontracts for a variety of services, both in the U.S. and internationally.

Marygold UK

In 2021, we expanded our financial services into Great Britain by incorporating a new entity called, Marygold & Co. (UK) Limited, a private limited company incorporated and registered under the laws of England and Wales, whose registered office is in London, England, (“Marygold UK”).

In June 2022, Marygold UK acquired all of the outstanding shares of Tiger Financial & Asset Management, Limited, (“Tiger Financial”). Tiger Financial, a private company incorporated and registered in England and Wales, has a registered office in Northampton, England. Tiger Financial is an asset manager regulated under the United Kingdom Financial Conduct Authority. For a description of the terms of our acquisition of Tiger Financial, please refer to “Note 6. Business Combinations” to our consolidated financial statements included in this Form 10-K.

In May 2024, Marygold UK acquired all outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), a private limited company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England. Step-By-Step is an asset manager and registered investment advisor regulated under the United Kingdom Financial Conduct Authority. For a description of the terms of our acquisition of Step-By-Step, please refer to “Note 6. Business Combinations” to our consolidated financial statements included in this Form 10-K.

Marygold UK was formed to introduce the Marygold Fintech app into the United Kingdom with features that management expects will provide a suite of personal savings tools all integrated into a user’s digital world. Customers will have a “Piggy Bank” function, that empowers users to take control of their financial future by providing the digital tools they need to save money more efficiently. The Piggy Bank app feature encourages mindful spending, adding customizable barriers to the visibility of savings and fostering long-term habits through an “out of sight, out of mind” approach. A Me2Me app feature will allow people to move their money between accounts and the app will be able to create custom notifications to encourage a user to put some money into their savings account. When the app is rolled out, existing clients of Marygold UK’s financial services subsidiaries, Tiger Financial and Step-By-Step, are expected to be the primary target market for the app.

Tiger Financial and Step-By-Step, together with Marygold UK are hereinafter collectively referred to as “Marygold UK”. Operations of Marygold UK are included in these consolidated financial statements beginning on the respective dates of acquisition.

As of June 30, 2024, Marygold UK had $78 million in AUM. Marygold UK earns revenues in the form of advisory fees that are based on a percentage of the AUM. Marygold UK is planning to introduce the Marygold Fintech app to its customers and, more broadly, in the U.K. within the coming fiscal year. Marygold UK employs nine persons full time in the U.K.

Competition

As an investment advisor, both Tiger and Step-By-Step have pursued separate niche markets to differentiate themselves from institutional and larger organizations providing investment advice and wealth management services to clients in the U.K. These two separate target markets have allowed Tiger and Step-By-Step to succeed and grow their business despite a competitive landscape. Expectations are that the introduction of the Marygold Fintech app to their clientele will accelerate growth and further differentiate them from competitors who can offer no such mobile app.

Trademark

Marygold UK has begun the process of securing trademarks and service marks with respect to certain slogans, artwork, and logos related to the Marygold Fintech app.

Available Information

We maintain a website at www.themarygoldcompanies.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or our other securities filings with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors may electronically access our SEC filings.

Controlled Company Status

Pursuant to a voting agreement dated July 9, 2004, Nicholas Gerber and Scott Schoenberger, through their respective trusts, represent over 50% of the voting stock with respect to matters that may have a material impact on our strategy and shareholder rights. Because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by Messrs. Gerber and Schoenberger, we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating and governance committee composed entirely of independent directors.

ITEM 1A. RISK FACTORS

Our business operations, financial condition, results of operations, and stock price may be affected by a number of factors. In addition to the other information in this Annual Report on Form 10-K (“Form 10-K”), the following factors and the information contained under “Special Note Regarding Forward-Looking Statements” should be considered in evaluating our company and our businesses. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are presently unknown or are currently deemed immaterial may also impair our business operations. If any of the events or circumstances described in the following risks occur, our business, financial condition and results of operations could suffer and the trading price of our shares of common stock could decline.

Litigation Risks

The Company’s business and operation could be negatively affected by any material litigation involving the Company or its subsidiaries.

USCF LLC, an indirect wholly-owned subsidiary, is currently the subject of class action litigation. See “Note 14. Commitments and Contingencies - Legal Proceedings” to our consolidated financial statements included in this Form 10-K.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described in “Item 3. Legal Proceedings” of this Form 10-K and “Note 14. Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements included in this Form 10-K. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect our financial condition, results of operations or cash flows in any particular reporting period.

Litigation could result in substantial costs and divert management’s attention and resources from our business. Additionally, litigation could give rise to perceived uncertainties as to our future, adversely affect our relationships with investors in our funds, customers and vendors and make it more difficult to attract and retain qualified personnel. Also, a company subject to litigation may be required to incur significant legal fees and other expenses related to any litigation.

Risks Related to our Business and Structure

We are a holding company, and our only material assets are our cash in hand, equity and other interests in our operating subsidiaries, and our other investments. As a result, our principal sources of cash flow are distributions from our subsidiaries. Our subsidiaries may be limited by law and by contract from making distributions to us.

As a holding company, our assets are cash and cash equivalents, equity interests in our subsidiaries and our other investments.

The principal source of our cash flow is distributions from our subsidiaries. Thus, our ability to finance future acquisitions or develop new projects is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us are and will remain subject to, among other things, restrictions that are contained in each subsidiaries’ financing agreements, availability of sufficient funds and applicable laws and regulatory restrictions.

Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent our cash flow is dependent on our subsidiaries ability to make distributions to us could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, including in connection with the development of our Fintech app.

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

ETPs trade on exchanges in market transactions that generally approximate the value of the referenced assets or underlying portfolio of securities held by the particular ETP. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETP can be bought and sold) that can exist for a variety of reasons and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETP, when the markets in the underlying investments are closed, when markets conditions are extremely volatile or when trading is disrupted. This could result in limited growth or a reduction in the overall ETP market and result in our revenue not growing as rapidly as it has in the recent past or even in a reduction of revenue.

We derive a substantial portion of our revenues from our USCF Investments subsidiary and, as a result, our operating results are particularly exposed to investor sentiment toward investing in the ETFs sponsored by USCF and advised by USCF Advisers.

For the years ended June 30, 2024 and 2023, 58% and 60% of our revenues, respectively, were derived from USCF Investments operations, which consists of the management of ETPs and ETFs by USCF and USCF Advisers. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the assets under management of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the assets under management in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

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

Legal, Compliance and Regulatory Risks

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

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned or controlled by Messrs. Gerber and Schoenberger. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

●	a majority of the Company’s Board of Directors consist of independent directors;
●	the Company has an audit committee that is comprised of a minimum of three (3) independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the Company has a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the Company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors.

The Company may elect in the future to use certain of these controlled company exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. Although we may rely on NYSE American’s controlled company exemptions in the future, we currently have a board comprised of a majority of independent directors, audit committee, nomination and governance committee and compensation committee. If the makeup of one or more of our board, audit, nomination and governance committee or compensation committee changes such that we no longer comply with the independence standard of the NYSE American guidelines, then our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American rules.

The Company’s CEO, through the Gerber Trust, controls a significant percentage of our common stock, and may exert significant control over matters subject to stockholder approval as well as heightened voting power at the board level, preventing other stockholders and new investors from influencing significant corporate decisions.

Mr. Nicholas D. Gerber, the President and Chief Executive Officer of the Company and Chairman of the Board of the Company, is the beneficial owner of 18,418,766 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing approximately 45.6% of our total issued and outstanding Common Stock (giving effect to the conversion of all Series B Preferred Stock). Mr. Gerber’s Common Stock is held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”). Nicholas Gerber and Melinda Gerber serve as trustees of the Gerber Trust. As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of Common Stock beneficially owned or controlled by Mr. Gerber.

Mr. Scott Schoenberger is a member of the Board of Directors of the Company. Mr. Schoenberger’s shares of Common Stock are held by the Schoenberger Family Trust (the “Schoenberger Trust”). Mr. Schoenberger serves as the sole trustee of the Schoenberger Trust. As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares. Shares of our Common Stock held by Schoenberger Trust total 4,697,993 shares, representing 11.6% of the outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

Additionally, pursuant to a voting agreement (“Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of our voting stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger are entitled to 23,116,759 votes on matters submitted to our stockholders, or 57.3% of all votes on matters submitted to our stockholders for their approval.

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

General Business Risks

Our business and financial performance may be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our business and results from operations.

We depend upon information technology, infrastructure, including network, hardware and software systems to conduct our businesses. Despite our implementation of security measures, there are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, nation states and competitors, intentional and unintentional acts or omissions of customers, vendors, contractors, employees and other third parties that may result in damage, breakdown, or interruption from computer viruses, ransomware, malware, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, and telecommunications and electrical failures. Each of our businesses directly or indirectly store, collect and transmit sensitive data, including intellectual property, confidential information, proprietary business information, customer or personal data. The secure processing of such data, maintenance, and transmission of such data is important to our operations. We face increased cybersecurity risks due to our reliance on internet technology. We may not be able to anticipate all types of security threats or be able to implement security measures effective against all such threats or implement preventive measures effective against all such threats. The techniques used by cybercriminals change frequently and may not be recognized until launched and can originate from a wide variety of sources, as discussed above. Even if identified, we may not be able to adequately investigate or remediate incidents or breaches due to attacks increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Accordingly, our data protection efforts and related security measures may not be adequate to protect against highly targeted sophisticated cyber-attacks, or other improper disclosures of confidential and/or sensitive information. Additionally, we may have access to confidential or other sensitive information of our customers. suppliers, or services providers which despite our efforts to protect, may be vulnerable to security breaches, theft, or improper disclosure any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The increase in personnel working remotely during and after the recent pandemic has increased the risk for our and our vendors and suppliers’ security breaches and incidents. If a security breach or other incident results in the unauthorized access to or use, disclosure, release, or other processing of confidential or proprietary information, we could incur liability and it may be necessary to notify persons, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such access, disclosure or other loss of information could result in legal claims, proceedings, liability under laws that protect the privacy of personal information of our employees or others, and any such event could disrupt our operations, damage our reputation, and cause loss of confidence in us. Our contracts with our customers, suppliers, or services providers may not contain limitation of liability and there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to privacy, data protection, or data security. Further, we can give no assurance that our insurance coverage will be adequate or sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Any of these risks could materially affect our consolidated results of operations and financial condition.

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

We may not accurately predict revenue streams while we consume capital resources in acquiring new business opportunities or financings and capital market transactions or maintaining current capital investments which could materially and adversely impact our ability to meet operating expenses and capital requirements.

We are a holding company with a business focus on investment management and financial technology industries. Our entry into financial technology through our Marygold subsidiary launched its fintech app in June 2023 and it is not a mature business. The financial technology industry is heavily occupied with well financed competition with extensive capital resources to fund prolific marketing campaigns of competing fintech apps. Our resources to fund our business objectives and ongoing operations are dependent on those of our subsidiaries. If a decision is made to finance and continue to make capital investments in our fintech subsidiary there is no guarantee of success and revenue generation. Our ability to predict revenue generation from our subsidiaries may not be accurate from time to time. Our efforts to continue to make capital investments in our fintech subsidiary could have a detrimental effect on our operations and negatively impact our financial condition or results of operations of our businesses where our ability to accurately predict future revenue generation occurs and this could hinder the ability of our business and our other subsidiaries to effectively compete in the various industries in which we operate.

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

COVID-19 Risk

The Company may be impacted by certain continuing aftereffects from the economic disruption imposed by the COVID-19 pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The extent to which COVID-19 will continue to affect the Company and its’ service providers will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

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

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other circumstances that are not within our control.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, and manufacturing vendors. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products or services to our customers, or to receive products from our suppliers, and create delays and inefficiencies in our supply chain. If major public health issues, including pandemics, arise, we could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our vendors and suppliers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

Our intellectual property may not be adequately protected.

We seek to protect our intellectual property rights through patents, trademarks, copyrights, trade secret laws, confidentiality agreements, and licensing arrangements, but we cannot ensure that we will be able to adequately protect our technology from misappropriation or infringement. We cannot ensure that our existing intellectual property rights will not be invalidated, circumvented, challenged, or rendered unenforceable.

Our competitors may successfully challenge the validity of our patents, design non-infringing products, or deliberately infringe our patents. There can be no assurance that other companies are not investigating or developing other similar technologies. In addition, our intellectual property rights may not provide a competitive advantage to us or ensure that our products and technology will be adequately covered by our patents and other intellectual property. Any of these factors or the expiration, termination, or invalidity of one or more of our patents may have a material adverse effect on our business.

Risks Related to Ownership of Our Shares

Our stock price may change significantly, and you may not be able to sell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The stock market may routinely experience periods of large or extreme volatility. In some instances, this volatility is unrelated or disproportionate to the operating performance of particular companies. The market price of our shares of common stock could be subject to wide fluctuations in response to many risk factors and many beyond our control, including:

●	results of operations that vary from the expectations of securities analysts and investors

●	changes in expectations as to our or our industries’ future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and

●	the publication of new or updated research reports by securities analysts;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	changes in our senior management or other key personnel;

●	results and timing of our product development, including related to our Fintech app;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	litigation or regulatory action regarding our products or services, including litigation related to our investment advisory services and ETFs;

●

disputes or other developments related to our proprietary rights, including patents, litigation matters, and our ability to obtain, maintain, defend or enforce proprietary rights relating to our products or technologies;

●	sales of our shares by us, our insiders, or other stockholders;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

●

in the event our cash flows are insufficient to fund our operations, our ability to raise additional financing, including in connection with the development of our Fintech product or the acquisition of additional businesses;

●	changes in general economic or market conditions or trends in our industries or markets; future issuances or sales or purchases of our common stock or other securities.

Furthermore, the U.S. stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of shares of our common stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could potentially harm our business. Also, because we are a controlled company, there is a limited market for our common stock, and we cannot assure our stockholders that a trading market will develop or persist.

Additionally, selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our shares will depend on the research and reports that securities or industry analysts publish about us or our business. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more analysts downgrade our shares or change their opinion of our share price our share price may decline. In addition, if one or more analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Current stock holdings may be diluted if we make future equity issuances or if outstanding options are exercised for shares of our common stock.

“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases. Our issuance of additional stock, convertible preferred stock, or convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock price. The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of our common stock. Also, the exercise of options may result in additional dilution.

The holders of outstanding options, warrants and convertible securities or derivatives, if any, have the opportunity to profit from a rise in the market price of our shares, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other stockholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.

Our board of directors may issue shares of preferred stock without stockholder approval.

Our articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, of which 49,360,000 shares of Series B Preferred Stock are issued and outstanding. Our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of our common stock. In addition, the issuance of shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of the company. Although we do not have any current plans to issue any additional shares of preferred stock, we may do so in the future.

Future sales of our shares by our existing stockholders may cause our stock price to fall.

The market price of our shares could decline as a result of sales by our existing stockholders of our shares in the market or the perception that these sales could occur. These sales might also make it more difficult for us to conduct an equity or equity-based financing at a time and price that we deem appropriate and thus inhibit our ability to raise additional capital when it is needed.

Because we have not and do not intend to pay cash dividends, our stockholders receive no current income from holding our stock.

We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our Common Stock could be the sole source of gain for our stockholders for the foreseeable future.

We incur substantial costs to operate as a public reporting company.

We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for many larger companies. In addition, the rules and regulations of the SEC impose significant requirements on public companies, including ongoing disclosure obligations and mandatory corporate governance practices. Our senior management and other personnel need to devote a substantial amount of time to ensure ongoing compliance with these requirements. Our common stock is currently listed on the NYSE American exchange. Under the NYSE American’s continuing listing requirements, in the event our shares of common stock sell for a low price for a substantial period of time and we fail to effect a reverse stock split within a reasonable time after being notified of such potential action by the exchange, we may be subject to delisting from the exchange. Also, we must be current in our SEC reporting obligations. There can be no assurance that we will continue to meet all of the public company requirements to which we are subject on a timely basis, or at all, or that our compliance costs will not continue to be material.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company recognizes that cybersecurity threats may pose significant business risks and has developed processes for identifying, assessing, and managing these threats. The Company has implemented a plan for cybersecurity and cyber-related management across its varied business units. This plan allows each business unit to tailor solutions to identify, manage, and mitigate risks based on their own assessment of their unique cybersecurity risks in conjunction with each business unit’s overall risk management process. While this plan helps enable consistent and appropriate compliance in reporting material cyber events and risks across the Company.

Each business unit’s Chief Information Security Officer (“CISO”) on at least an annual basis is to provide a report to the Company’s senior management, regarding the state of their cybersecurity program and its material cyber risks. These reports are then shared with the Company’s cybersecurity oversight committee to inform and augment the Company’s risk management processes.  Additionally, each business unit is required to maintain an incident reporting process to report significant cybersecurity events to the Company. The Company and its business units discuss and partner with third parties to assess, mitigate, audit, educate, implement, operate, protect, and remediate various cybersecurity related elements.

The Company and its business units rely on third-party service providers for its products and services to run their information systems. This dependence exposes us, along with others who use these service providers, of a cyber breach on their service providers. It’s possible that a cyber-attack at a third-party service provider may have a material financial, operational or reputational impact to the Company. The Company and its business units will continuously monitor these risks associated with its service providers.

Currently, the Corporate Governance & Nominating Committee (“CGNC”) has oversight of the Company’s cybersecurity risk management program. The CGNC will receive reports regarding a cybersecurity breach and impact incidents through the Company’s cybersecurity incident reporting process. Moreover, the CGNC is updated on cybersecurity trends and common deficiencies.

In addition to the CGNC’s oversight, senior management of the Company’s business units are responsible for the day-to-day operations of protecting their businesses’ information systems. Each business unit is required to report material cybersecurity events to the Company. The Company’s senior management reviews incident reports to determine whether a cyber incident report should be filed with the SEC.

For the fiscal year ending June 30, 2024, the Company had no cyber events requiring disclosure on Form 8-K, Item 1.05 as required under the Securities Exchange Act, Regulation S-K, Item 106.

ITEM 2. PROPERTIES

In 2019, Brigadier purchased its office facility and land located in Saskatoon for $0.6 million through cash and a loan. The bank loan matured and was paid off in July 2024. The Company does not own any other plants or real property.

Facilities

Administrative offices are co-located in the facility leased by Original Sprout, whose mailing address is 120 Calle Iglesia, San Clemente, California 92672.

Brigadier owns its land and buildings in Saskatoon and rents facilities in Regina, Canada.

Gourmet Foods rents facilities in Tauranga and in Napier, New Zealand.

USCF Investments leases office space in Walnut Creek, California.

Marygold & Co. rents office space in Centennial, Colorado. Marygold UK rents office space in Croydon and Rugeley, England.

We believe that the facilities described herein are adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

Refer to “Note 14. Commitments and Contingencies – Litigation” to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Shares

Our common trades on the New York Stock Exchange-American (“NYSE American”) under the symbol “MGLD.”

Holders

On September 5, 2024, there were approximately 364 registered holders of record of our shares of common stock. In addition, we have an aggregate of 49,360 shares of Series B Preferred Stock held by two persons that entitle such holders to convert each share of Series B Preferred Stock into 20 shares of common stock and to vote such shares on an “as if converted” basis.

Dividends

We have never declared or paid a cash dividend on our common stock or preferred stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions and covenants included under any bank or other indebtedness that we may enter into, capital requirements, business prospects and other factors that our board of directors considers relevant.

Our ability to pay dividends is subject to limitations under Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. Under Nevada law, a company can pay dividends only:

●	from retained earnings, and
●	no distribution can be made, if after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business; or
●	except as otherwise specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our board of directors deems it prudent and in the best interests of the Company to declare and pay dividends.

Recent Sales of Unregistered Securities; Shares Issued for Services; Outstanding Stock Options

We did not issue or sell any unregistered shares of any class of stock during the year ended June 30, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-K and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Form 10-K. See “Consolidated Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Special Note Regarding Forward Looking Statements” found on page 4 of this Form 10-K.

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

Introduction

The Marygold Companies, Inc. (“The Marygold Companies” or the “Company”) conducts business through its wholly-owned operating subsidiaries operating in the U.S., New Zealand and Canada. The operations of the Company’s wholly-owned subsidiaries are more particularly described herein but are summarized as follows:

●	Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with is principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	Financial Services – United States and Great Britain:

○	Marygold & Co., a Delaware corporation, based in Denver, Colorado, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is in New Albany, Ohio;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

Critical Accounting Policies

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant policies are summarized in Note 2 to the Consolidated Financial Statements.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP” or “GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from those estimates.

We believe the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Business Combinations - Valuation of Intangible Assets

We are a diversified holding company whose activities involve the acquisition of operating companies through stock purchase or asset purchase transactions. We account for business combinations using the acquisition method of accounting. All the assets acquired, liabilities assumed and amounts attributable to intangible assets, including goodwill, are recorded at their respective fair values at the date of acquisition. Determination of fair value involves estimates and assumptions which can be complex, most notably with respect to intangible assets. Critical estimates used in the valuation of intangible assets include, but are not limited to, the amount and timing of projected cash flows, useful lives, and discount rates. While management’s estimates of fair value are based on assumptions that are believed to be reasonable, these assumptions are inherently uncertain as they pertain to forward-looking views of our business and market conditions. The judgments made in this valuation process could materially impact our consolidated financial statements.

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

Impairments

Goodwill and other intangible assets are tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill and other intangible assets impairment test requires judgment in the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. We evaluate developments in these matters on a regular basis and a contingency loss is accrued by a charge to income when we believe it is both probable that a loss has been incurred and the amount can be reasonably estimated. In determining whether a loss should be accrued, we evaluate among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

SUMMARY RESULTS OF OPERATIONS

(in thousands, except percentages)	Fiscal 2024	Fiscal 2023	Percentage Change
Revenue	$32,836	$34,877	-6%
Cost of revenue	8,720	8,751	0%
Gross profit	24,116	26,126	-8%
Operating expenses	30,372	24,706	23%
(Loss) income from operations	(6,256)	1,420	-541%
Other income, net	808	174	364%
(Loss) income before income taxes	(5,448)	1,594	-442%
Benefit (provision) of income taxes	1,379	(429)	-421%
Net (loss) income	$(4,069)	$1,165	-449%

Fiscal Year 2024 Compared with Fiscal Year 2023

Revenue decreased by $2.0 million or 6% for fiscal 2024 driven by reduced average Assets Under Management (“AUM”) in our fund management business. Average AUM for fiscal 2024 was $3.3 billion compared to $3.7 billion for fiscal 2023. The reduction in AUM in fiscal 2024 was due to commodity price fluctuations, rising interest rate environment as well as geopolitical and economic uncertainty.

Gross profit decreased by $2.0 million or 8% for the reasons described above for the reduced revenue as cost of revenue was relatively flat from fiscal 2024 at $8.7 million compared to fiscal 2023 at $8.8 million.

Operating expenses increased by $5.7 million or 23% as a result of the following. General and administrative expenses, including marketing and advertising, increased by $2.4 million or 25% driven by increased costs associated with our Fintech app development including additional software and security infrastructure. We recorded a $1.4 million impairment charge relating to the goodwill and other intangible assets in our beauty products unit as a result of increased losses resulting from pandemic-related changes in its distribution channels and increased costs from the introduction of new product lines. Salaries and compensation increased by $1.1 million or 11% compared to fiscal 2023 driven by increased hiring for the buildout of our mobile Fintech app. Fund operations increased by $0.8 million or 17% driven by increased costs associated with managing more funds.

Other income, net increased by $0.6 million or 364% driven by unrealized gains on investments.

Income tax went from a provision of $0.4 million in fiscal 2023 to a tax benefit of $1.4 million in fiscal 2024 as a result of generating pre-tax income in the prior year to incurring a pre-tax loss in the current year.

Net loss of $4.1 million generated in fiscal 2024 compared to net income of $1.2 million in fiscal 2023 was driven by the increased costs associated with the investment in our mobile Fintech app, the increased losses including the impairment charge relating to our beauty products unit and the decreased profits from our fund management business due to lower AUM.

SEGMENT RESULTS OF OPERATIONS

(in thousands, except percentages)	Fiscal 2024	Fiscal 2023	Percentage Change
Revenue
Fund management - related party	$18,965	$20,862	-9%
Food products	7,271	7,632	-5%
Beauty products	3,296	3,033	9%
Security systems	2,655	2,833	-6%
Financial services	649	517	26%
Total revenue	$32,836	$34,877	-6%

Operating (Loss) Income
Fund management - related party	$4,773	$7,462	-36%
Food products	321	283	13%
Beauty products	(2,138)	(285)	650%
Security systems	325	599	-46%
Financial services	(5,943)	(3,367)	77%
Corporate headquarters	(3,594)	(3,272)	10%
Total operating (loss) income	$(6,256)	$1,420	-541%

Reportable Segments

Fiscal Year 2024 Compared with Fiscal Year 2023

Fund Management - USCF Investments

Revenue decreased by $1.9 million or 9% driven by reduced average Assets Under Management (“AUM”) in our fund management business. Average AUM for fiscal 2024 was $3.3 billion compared to $3.7 billion for fiscal 2023. The reduction in AUM in fiscal 2024 was due to commodity price fluctuations, rising interest rate environment as well as geopolitical and economic uncertainty.

Operating income decreased by $2.7 million or 36% driven by the decrease in average AUM as described above and increased fund operations expenses of $0.8 million or 17% as a result of increased licenses and fees as well as fund accounting and administration costs due to an increase in the number of funds managed.

Food Products - Gourmet Foods

Revenue decreased by $0.4 million or 5% and operating income increased slightly driven by changing our product mix and refocusing production capacity to higher profit margin customers.

Beauty Products – Original Sprout

Revenue increased by $0.3 million or 9% and operating loss increased by $1.9 million or 650% driven by a $1.4 million impairment charge relating to the goodwill and other intangible assets in our beauty products unit as a result of increased losses resulting from pandemic-related changes in its distribution channels and increased costs from the introduction of new product lines.

Security Systems - Brigadier

Revenue decreased by $0.2 million or 6% and operating income decreased by $0.3 million or 46% driven by market timing and weather patterns.

Financial Services – Marygold US and Marygold UK

Revenue increased by $0.1 million or 26% driven by increased revenues at Tiger and the incremental revenue from Step-By-Step which was acquired in April 2024. Operating loss increased by $2.6 million or 77% driven by increased costs incurred in connection with the launch, marketing and roll-out of our mobile Fintech app in June 2023.

Corporate Headquarters

Operating loss for the corporate headquarters increased by $0.3 million or 10% driven by higher stock-based compensation expenses as we began granting equity awards in fiscal 2023 and increased the grants in fiscal 2024.

Liquidity and Capital Resources

The Marygold Companies is a holding company that conducts its individual business operations through its subsidiaries. At the holding-company level, its liquidity needs relate to operational expenses, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company and the subsidiary level. There are no limitations or constraints on the movement of funds between the entities.

As of June 30, 2024, we had $5.5 million of cash and cash equivalents on a consolidated basis as compared to $8.2 million as of June 30, 2023, a decrease of $2.7 million or 33%. Our cash used in operating activities for fiscal 2024 was $1.9 million. For fiscal 2024, USCF Investments invested $3.0 million by seeding one new fund and we made additional expenditures of $5.7 million in Marygold for the mobile Fintech app. We have invested a total of $15.1 million in the Fintech app since Marygold’s inception. We expect that Marygold will require additional capital to fund its losses over the coming 12 months. As the funding requirements become known, we will decide upon the source of the additional capital investment to be made as the need arises. During fiscal 2024, we made a deposit of $1.8 million in connection with the potential acquisition of a 9.9% equity interest in a domestic financial institution that is currently seeking certain regulatory approval. Despite these cash investments and expenses, our working capital position remains strong at $19.0 million as of June 30, 2024.

Based on our current operating plan which includes continued significant investments in the mobile Fintech app, we intend to raise additional capital through one or more debt and/or equity financing to meet our operating and cash needs. There can be no assurance we will be able to raise additional financing or obtain terms that are acceptable to us. In the event we are unable to find additional financing at terms that are acceptable to us, we would slow down the investment in the development of our Fintech app.

Lease Liability

The Company has various operating leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.0 million as of June 30, 2024. The obligations will reduce over the passage of time through periodic lease payments. See Note 14 to our Financial Statements for further analysis of this obligation.

Borrowings

As of June 30, 2024, we had $0.4 million of third-party indebtedness on a consolidated basis. Brigadier owed $0.3 million under a loan that was secured with the land and building in Canada. In July 2024, Brigadier repaid the loan in full.

In addition, Gourmet Foods has a finance lease liability of $0.1 million related to a solar energy system which is included under Loans - property and equipment on our consolidated balance sheets.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of June 30, 2024, USCF Investments held investment positions totaling $7.5 million in four of its registered Investment Company Act funds. These investments along with other investments, as applicable, are described further in “Note 5 – Investments” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during fiscal 2024 and 2023.

Off-Balance Sheet Arrangements

At June 30, 2024, and through the date of this Annual Report on Form 10-K, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marygold Companies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Marygold Companies, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

As described in Note 14, Commitments and Contingencies, of the consolidated financial statements, the Company is party to various legal proceedings and regulatory inquiries. The Company discloses the legal proceedings and that no accrual has been recorded with respect to them as of June 30, 2024. The Company further discloses that it is currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters, and that it is reasonably possible that this estimate will change in the near term. The Company discloses that an adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows. Auditing the Company’s accounting for, and disclosure of, loss contingencies related to the various legal proceedings was especially challenging due to the significant judgement required to evaluate management’s assessment of the likelihood of a loss, and of the potential amount or range of such loss.

How We Addressed the Matter in Our Audit

To test the Company’s assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosures regarding any range of possible losses, including when the Company believes such a range cannot be reasonably estimated at this time, we read the minutes or a summary of the meetings of the Board of Directors, requested and received internal and external legal counsel confirmations letters, discussed with legal counsel the nature of the various matters and obtained representations from management. We also evaluated the appropriateness of the related disclosures included in Note 14, Commitments and Contingencies, to the consolidated financial statements.

/s/ BPM LLP

We have served as the Company’s auditor since 2017.

San Francisco, California September 18, 2024

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2024	June 30, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,461	$8,161
Accounts receivable, net (of which $1,455 and $1,674, respectively, due from related parties)	2,678	3,026
Inventories	2,191	2,254
Prepaid income tax and tax receivable	1,338	992
Investments, at fair value	9,551	11,481
Other current assets	3,034	904
Total current assets	24,253	26,818

Restricted cash	62	425
Property and equipment, net	1,166	1,255
Operating lease right-of-use asset	974	821
Goodwill	2,481	2,307
Intangible assets, net	1,375	2,330
Deferred tax assets, net	1,969	771
Other assets	619	554
Total assets	$32,899	$35,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,021	$2,771
Operating lease liabilities, current portion	602	457
Purchase consideration payable	277	605
Loans - property and equipment, current portion	333	359
Total current liabilities	5,233	4,192

Loans - property and equipment, net of current portion	70	88
Purchase consideration payable, net of current portion	237	-
Operating lease liabilities, net of current portion	385	381
Deferred tax liabilities, net	360	242
Total long-term liabilities	1,052	711
Total liabilities	6,285	4,903

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000 shares authorized; Series B: 49 shares issued and outstanding at both June 30, 2024 and 2023	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 40,096 and 39,383 shares issued and outstanding at June 30, 2024 and 2023, respectively	40	39
Additional paid-in capital	12,825	12,397
Accumulated other comprehensive loss	(269)	(145)
Retained earnings	14,018	18,087
Total stockholders’ equity	26,614	30,378
Total liabilities and stockholders’ equity	$32,899	$35,281

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2024	2023

Revenue
Fund management - related party	$18,965	$20,862
Food products	7,271	7,632
Beauty products	3,296	3,033
Security systems	2,655	2,833
Financial services	649	517
Revenue	32,836	34,877

Cost of revenue	8,720	8,751

Gross profit	24,116	26,126

Operating expense
Salaries and compensation	11,150	10,042
General and administrative expense	8,942	7,076
Fund operations	5,154	4,387
Marketing and advertising	3,152	2,624
Impairment loss	1,389	-
Depreciation and amortization	585	577
Total operating expenses	30,372	24,706

(Loss) income from operations	(6,256)	1,420

Other income (expense):
Interest and dividend income	756	275
Interest expense	(16)	(20)
Other income (expense), net	68	(81)
Total other income (expense), net	808	174

(Loss) income before income taxes	(5,448)	1,594

Benefit (provision) of income taxes	1,379	(429)

Net (loss) income	$(4,069)	$1,165

Weighted average shares of common stock
Basic	40,396	40,371
Diluted	40,396	40,404

Net (loss) income per common share
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

F-3

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended June 30,
	2024	2023

Net (loss) income	$(4,069)	$1,165
Foreign currency translation (loss) gain	(124)	89
Comprehensive (loss) income	$(4,193)	$1,254

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid - in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2022	49	$-	39,383	$39	$12,313	$(234)	$16,922	$29,040
Gain on currency translation	-	-	-	-	-	89	-	89
Stock-based compensation	-	-	-	-	84	-	-	84
Net income	-	-	-	-	-	-	1,165	1,165
Balance at June 30, 2023	49	-	39,383	39	12,397	(145)	18,087	30,378
Issuance of restricted stock awards	-	-	713	1	-	-	-	1
Loss on currency translation	-	-	-	-	-	(124)	-	(124)
Stock-based compensation	-	-	-	-	428	-	-	428
Net loss	-	-	-	-	-	-	(4,069)	(4,069)
Balance at June 30, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,069)	$1,165
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment loss	1,389	-
Depreciation and amortization	585	577
Stock-based compensation	428	84
(Gain) loss on investments	(30)	126
Non-cash lease expense	693	657
Deferred taxes	(1,196)	(37)
Changes in operating assets and liabilities:
Accounts receivable	344	146
Prepaid income taxes and tax receivable	(346)	172
Inventories	56	(78)
Other assets	(329)	(204)
Accounts payable and accrued expenses	1,260	(86)
Operating lease liabilities	(696)	(671)
Net cash (used in) provided by operating activities	(1,911)	1,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of business, net	(403)	-
Deposit related to investment	(1,800)	-
Purchase of property and equipment	(54)	(95)
Payment of purchase consideration payable	(629)	(623)
Proceeds from sale of investments	13,610	9,281
Purchase of investments	(11,650)	(15,855)
Net cash used in investing activities	(926)	(7,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan and finance lease liability	(30)	(20)
Net cash used in financing activities	(30)	(20)

Effect of exchange rate change on cash and cash equivalents	(196)	118

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,063)	(5,343)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	8,586	13,929

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$5,523	$8,586

Cash and cash equivalents	$5,461	$8,161
Restricted cash	62	425
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$5,523	$8,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16	$15
Income taxes (net of refunds received)	$155	$232
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase consideration payable	$511	$-
Acquisition of operating right-of-use assets through operating lease liability	$847	$104

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (the “Company” or “The Marygold Companies”), a Nevada corporation, is a global holding company that intends to focus on financial services. The Company is currently directing its investments towards financial services and the emerging Fintech space. The operations of the Company’s wholly-owned subsidiaries are summarized as follows:

●	Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with is principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	Financial Services – United States and Great Britain:

○	Marygold & Co., a Delaware corporation, based in Denver, Colorado, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is in New Albany, Ohio;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

The Company manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by The Marygold Companies’ management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. The Company’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. The Company’s corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying financial statements on a consolidated basis. In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements, which are referred herein as the “Financial Statements”, include the accounts of The Marygold Companies and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currencies

We record foreign currency translation adjustments and transaction gains and losses in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rates throughout the prevailing period. Translation adjustments resulting from this process are recorded to other comprehensive income (loss).

Cash and Cash Equivalents

Cash and cash equivalents includes all cash and highly liquid debt instruments with original maturities of three months or less on the date of purchase. The Company maintains its cash and cash equivalents in financial institutions in the United States, United Kingdom, Canada, and New Zealand. Accounts in the United States are insured by the Federal Deposit Insurance Corporation. Accounts in New Zealand are uninsured. The Company has, at times, held deposits in excess of insured amounts, but the Company does not expect any losses in such accounts.

Accounts Receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends, changes in customer payment patterns and reasonable and supportable forecasts about the future to determine whether or not an account should be deemed uncollectible. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024 and 2023, the Company had immaterial amounts reserved for credit losses.

Accounts receivable due from related parties consist of fund asset management fees receivable from the USCF Investments business. Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned.

Concentration of Credit Risk

Our subsidiary USCF relies on the revenues generated through the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands).

	Year Ended June 30,				June 30,
	2024		2023		2024		2023
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$6,553	35%	$8,685	42%	$473	33%	$596	36%
UNG	5,662	30%	4,573	22%	370	25%	554	33%
UMI	1,967	10%	1,155	6%	185	13%	140	8%
All Others	4,783	25%	6,449	31%	427	29%	384	23%
Total	$18,965	100%	$20,862	100%	$1,455	100%	$1,674	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Inventories

Inventories which consist of (i) food products, printing supplies, and packaging in New Zealand; (ii) hair and skin care finished products and components in the US; (iii) security system hardware in Canada and (iv) printed debit cards and wearables in the US and all are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended June 30, 2024 and 2023, the expense for slow moving or obsolete inventory was de minimis.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful life of the asset.

Category	Estimated Useful Life (in years)
Building	39
Manufacturing equipment	5 to 10
Other equipment	3 to 5

Leases

The Company’s most significant operating leases are real estate leases of office, warehouse and production facilities. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets nor operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expensed as incurred and included within rent expense under general and administrative expense. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company has one finance lease wherein ownership of the underlying asset will be transferred to the Company at the end of the lease term. The underlying asset of the finance lease is a solar energy system at Gourmet Foods that is included with Property and equipment on the Consolidated Balance Sheets.

Intangible Assets

Intangible assets consist of brand names, recipes, customer relationships and the internally developed software for the Fintech app developed by Marygold. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that an intangible asset is impaired, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company recorded an impairment loss of $1.0 million during fiscal 2024 relating to intangible assets in its beauty products segment and there was no impairment recorded during fiscal 2023.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company’s fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. The Company recorded a goodwill impairment loss of $0.4 million during fiscal 2024 relating to its beauty products segment and there was no impairment recorded during fiscal 2023.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Other than as described in the intangible assets section, there was no impairment recorded for the years ended June 30, 2024 and 2023.

Investments and Fair Value of Financial Instruments

Equity securities included in short-term investments have readily determinable fair values and are carried at fair value. Debt securities included in short-term investments are acquired with the intent to sell in the near term and are carried at fair value. Any changes in the fair value of trading debt securities and equity securities are reflected as a component of other income (expense) in the consolidated statement of operations. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains or (losses) which is included as part of other (expense) income in the Consolidated Statements of Operations. The Company values its investments in accordance with ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) the Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds in the United States and in the United Kingdom primarily based on assets under management (“AUM”), sales of gourmet meat pies and printing of food wrappers in New Zealand, sales of security alarm system installation and maintenance services in Canada, and sales of hair and skin care products in the United States and internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, the revenue recognition criteria described below are met at the time the product is shipped, the subscription period commences, or the management services are provided. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization. The Company’s only contract assets are accounts receivable. The Company has no contract liabilities other than deposits received periodically which are insignificant to the consolidated financial statements. The Company generates revenue, in part, through contractual monthly recurring fees received for providing ongoing customer support services to monitoring company clientele.

The five-step process governing contract revenue reporting includes:

1. Identifying the contract(s) with customers

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocating the transaction price to the performance obligations in the contract

5. Recognizing revenue when or as the performance obligation is satisfied

For Brigadier, transactions involve security systems that are sold outright to the customer where the Company’s performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected as security system revenue in the Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Consolidated Statements of Operations. None of the other subsidiaries of the Company generates revenue from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2024 and 2023 were $3.2 million and $2.6 million, respectively.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer, in deciding how to allocate resources and in assessing performances.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

The Company adopted the accounting standard ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments at the beginning of its fiscal 2024. The guidance replaced the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The adoption of the new standard did not have a material impact on the recognition of losses on its receivables.

NOTE 3. NET INCOME (LOSS) PER SHARE

Basic net (loss) income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net (loss) income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended June 30, 2024 and 2023, the Company excluded 135,567 and 281,696 common stock equivalents, respectively, from the diluted net (loss) income per share calculation as their effect would be anti-dilutive. Since the Company generated a net loss in fiscal 2024, basic and diluted net (loss) income per share were the same.

The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share data):

	Year Ended June 30, 2024			Year Ended June 30, 2023
	Net (Loss) Income	Shares	Per Share	Net Income	Shares	Per Share
Basic net (loss) income per share:
Net (loss) income available to common shareholders	$(3,970)	39,409	$(0.10)	$1,137	39,384	$0.03
Net (loss) income available to preferred shareholders	(99)	987	$(0.10)	28	987	$0.03
Basic net (loss) income per share	$(4,069)	40,396	$(0.10)	$1,165	40,371	$0.03

Diluted net (loss) income per share:
Net (loss) income available to common shareholders, basic	$(3,970)	39,409		$1,136	39,384
Impact of dilutive securities	-	-		1	33
Net (loss) income available to common shareholders, diluted	(3,970)	39,409	$(0.10)	1,137	39,417	$0.03
Net (loss) income available to preferred shareholders	(99)	987	$(0.10)	28	987	$0.03
Diluted net (loss) income per share	$(4,069)	40,396	$(0.10)	$1,165	40,404	$0.03

NOTE 4. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	June 30,	June 30,
Restricted cash	2024	2023
Deposit for deferred purchase price payment for Tiger	$-	$413
Deposit restricted relating to account for Fintech app	50	-
Deposit for securing a lease bond	12	12
Total restricted cash	$62	$425

	June 30,	June 30,
Other current assets	2024	2023
Deposit for potential 9.9% equity interest in financial institution	$1,800	$-
Prepaid expenses and other current assets	1,234	904
Total other current assets	$3,034	$904

Included in the other current assets balance as of June 30, 2024 was a deposit of $1.8 million made in connection with the potential acquisition of a 9.9% equity interest in a domestic financial institution that is currently seeking certain regulatory approval. If the regulatory approval is obtained, the deposit will convert to an equity interest in the financial institution and if the regulatory approval is not obtained the deposit will be refunded to the Company.

	June 30,	June 30,
Inventories	2024	2023
Raw materials and supplies	$1,417	$1,456
Finished goods	774	798
Total inventories	$2,191	$2,254

	June 30,	June 30,
Property and equipment, net	2024	2023
Manufacturing equipment	$1,935	$1,915
Land and building	575	575
Other equipment	827	784
Total property and equipment, gross	3,337	3,274
Accumulated depreciation	(2,171)	(2,019)
Total property and equipment, net	$1,166	$1,255

For the years ended June 30, 2024 and 2023, depreciation expense for property and equipment totaled $0.1 million and $0.2 million, respectively.

	June 30,	June 30,
Other assets, non-current	2024	2023
Equity investment in a registered investment advisor	$502	$502
Deposits and other assets	117	52
Total other assets, non-current	$619	$554

The $0.5 million investment represents a 10% equity interest in a registered investment advisor accounted for on a cost basis which we believe approximates fair value.

	June 30,	June 30,
Accounts payable and accrued expenses	2024	2023
Accounts payable	$1,955	$1,326
Accrued operating expenses	1,185	893
Accrued payroll, vacation and bonus payable	736	455
Taxes payable	145	97
Total	$4,021	$2,771

NOTE 5. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Operations. As of June 30, 2024 and 2023, the Company invested a total of $7.5 million and $5.8 million, respectively, of funds managed by USCF Advisers which are related parties and are included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. In addition to the holdings in these funds, the Company also invests in marketable securities. The Company recognized unrealized gains (losses) of $0.1 million and ($0.1 million) for the years ended June 30, 2024 and 2023, respectively.

All of the Company’s short-term investments are classified as Level 1 assets as of June 30, 2024 and 2023. Investments measured at estimated fair value consist of the following as of June 30, 2024 and 2023 (in thousands):

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,788	$-	$-	$1,788
Other short-term investments	295	1	-	296
Other equities - related parties	7,394	73		7,467
Total short-term investments	$9,477	$74	$-	$9,551

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,402	$-	$-	$3,402
Other short-term investments	280	-	(2)	278
Short-term treasury bills	1,952	17	-	1,969
Other equities - related parties	5,972	88	(229)	5,831
Total short-term investments	$11,607	$105	$(231)	$11,481

During the years ended June 30, 2024 and 2023, there were no transfers between Level 1 and Level 2.

NOTE 6. BUSINESS COMBINATIONS

Step-By-Step

On January 31, 2024, Marygold UK entered into a Share Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), subject to certain closing conditions and regulatory approval. The transaction closed on April 30, 2024 with an agreed purchase price of $1.2 million, subject to adjustment as provided for in the SPA. Marygold UK paid $0.7 million upon the closing and the remaining $0.5 million owed will be payable in two subsequent payments as provided in the SPA. Step-By-Step is an asset manager and investment advisor based in Staffordshire, England with approximately $37 million in assets under management as of June 30, 2024. Step-By-Step will be operated as a subsidiary of Marygold UK. In addition to growing the business through increasing assets under management, Marygold UK intends to project the fintech mobile app services offered in the U.S. into the U.K. through the established contacts and certifications held by Step-By-Step.

The assets and liabilities to which the Company has preliminarily allocated the purchase price was as follows (in thousands):

Cash	$254
Accounts receivable and other assets	40
Acquired intangible assets – brand name	88
Acquired intangible assets – customer relations	375
Goodwill	591
Accounts payable and accrued expenses	(64)
Deferred tax liability	(116)
Total purchase price	$1,168

From the date of acquisition through June 30, 2024, Step-By-Step revenue of $57,000 and operating loss of a de minimis amount was included in the Company’s consolidated statement of operations.

The following are the supplemental consolidated financial results of the Company on unaudited pro forma basis as if the acquisition of Step-By-Step had occurred on July 1, 2022, giving effect on a pro forma basis to purchase accounting adjustments such as amortization of intangible assets and acquisition related costs. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Step-By-Step been operated as part of the Company since July 1, 2022. Furthermore, the pro forma results do not intend to predict the future results of operations of the Company.

	Year Ended June 30,
(in thousands)	2024	2023
Revenue	$33,186	$35,234
Operating (loss)	(6,161)	(1,508)

Tiger

Marygold UK acquired Tiger Financial and Asset Management Limited (“Tiger”), an asset manager and investment advisor, in 2022 with an agreed purchase price of $2.9 million, subject to adjustment as provided for in the Stock Purchase Agreement (“SPA”). In accordance with the SPA, there was a downward adjustment of the purchase price of less than $0.1 million as a result of existing clientele closing their accounts prior to December 31, 2023. The remaining purchase price payment of $0.6 million was made in January 2024.

NOTE 7. IMPAIRMENT LOSS

During the fourth quarter of fiscal 2024, the Company recorded an impairment loss of $1.4 million related to the goodwill and other intangible assets in its beauty products business unit. The business unit has been suffering from increased losses resulting from pandemic-related changes in its distribution channels and increased costs. The impairment loss of $1.4 million included goodwill of $0.4 million and indefinite and finite lived intangible assets totaling $1.0 million relating to brand name, formulas and customer relations. The Company determined the fair value of the reporting unit using multiple methods including discounted cash flows and pricing of comparable companies.

NOTE 8. GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill	June 30, 2022	June 30, 2023	Acquisitions	Impairments	June 30, 2024
Beauty products - Original Sprout	$417	$417	$-	$(417)	$-
Food products - Gourmet Foods	275	275	-	-	275
Security systems - Brigadier	351	351	-	-	351
Financial services - Marygold & Co. (UK) (1)	1,264	1,264	591	-	1,855
Total	$2,307	$2,307	$591	$(417)	$2,481

(1)	Refer to Note 6, Business Combinations, regarding increase in goodwill during the years ended June 30, 2024.

The Company tests for goodwill impairment at each reporting unit annually on June 30. Refer to Note 7, Impairment Loss, regarding the goodwill impairment recorded during 2024.

NOTE 9. INTANGIBLE ASSETS

	June 30, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.4	$1,540	$(624)	$916
Brand name	1.7	414	(332)	82
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	2.0	218	(72)	146
Total		$2,403	$(1,028)	$1,375

	June 30, 2023
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.1	$1,364	$(630)	$734
Brand name	2.8	402	(290)	112
Brand name – indefinite lived	N/A	896	-	896
Recipes	2.5	1,222	(852)	370
Internally developed software	3.0	218	-	218
Total		$4,102	$(1,772)	$2,330

Total amortization expense for intangible assets was $0.4 million for both the years ended June 30, 2024 and 2023. Refer to Note 7, Impairment Loss, regarding the intangible asset impairment recorded during fiscal 2024.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2025	$321
2026	290
2027	146
2028	146
2029	146
Thereafter	326
Total	$1,375

NOTE 10. RELATED PARTY TRANSACTIONS

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are considered to be related parties. The Company’s fund management revenue, totaling $19.0 million and $20.9 million for the years ended June 30, 2024 and 2023, respectively, were earned from these related parties. Accounts receivable, totaling $1.5 million and $1.7 million as of June 30, 2024 and 2023, respectively, were owed from the Funds that are related parties. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. As of June 30, 2024 and 2023, the Company invested a total of $7.5 million and $5.8 million, respectively, of funds managed by USCF Advisers. The Company owns approximately 45% and 68% of the outstanding shares of these investments as of June 30, 2024 and 2023, respectively.

USCF Advisors is contractually obligated to pay license fees up to $0.8 million to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2025 and 2026. The amount of license fee accrued as an expense during fiscal 2024 was $0.4 million.

NOTE 11. LOANS

As of June 30, 2024, Brigadier had an outstanding principal balance of $0.3 million due to Bank of Montreal related to the purchase of its Saskatoon office land and building. The bank loan matured and was paid off in full in July 2024.

Gourmet Foods has a finance lease liability related to a solar energy system. Total lease liabilities under the lease for the years ended June 30, 2024 and 2023 were $0.1 million and are included under loans-property and equipment on our Consolidated Balance Sheets.

NOTE 12. STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock

In connection with the Company’s underwritten public offering in fiscal 2022, the Company issued the underwriter’s warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The warrants may be exercised until March 14, 2027. The exercise price of each warrant is $2.40 per share.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series: 5,000,000 shares designated as Series A and 45,000,000 shares designated as Series B. As of June 30, 2024 there are no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. There are 49,360 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2024 and 2023.

Stock-based Compensation

In 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (“Equity Plan”) which provides for the grant of stock-based awards, including stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), to employees and non-employees. A total of 5,000,000 shares of common stock are authorized for issuance under the Plan, of which 3,755,529 are available for future grants as of June 30, 2024.

The fair value of stock options are estimated on the date of grant using the Black-Scholes option pricing model and recognized as compensation on a straight-line basis between the date of grant and the date the options become fully vested. Stock options issued have a term of ten years. The fair value of the options granted were estimated using the following assumptions:

	Year Ended June 30,
	2024	2023
Expected volatility	165%	192%
Expected term	6.1 years	6.6 years
Risk-free interest rate	4.2%	3.6%
Expected dividend yield	0%	0%

The fair value of RSAs is estimated on the grant date based on the closing quoted market price of the Company’s stock and generally vest over a four-year period following issuance date, subject to continued service. The fair value of RSAs is recognized as compensation on a straight-line basis between the date of grant and the date the RSAs become fully vested.

During fiscal 2024 and 2023, the following activity occurred under the Company’s Equity Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2022	-	$-	-	$-
Granted	270,000	$1.61	288,733	$1.36
Balance at June 30, 2023	270,000	$1.61	288,733	$1.36
Granted	315,881	$1.15	447,543	$1.03
Released	-	$-	(31,376)	$1.39
Expired	(6,250)	$1.64	-	$-
Forfeited	(38,750)	$1.64	(23,585)	$1.06
Outstanding at June 30, 2024	540,881	$1.34	681,315	$1.15
Exercisable at June 30, 2024	80,720	$1.60

The total fair value of the stock option grants, calculated using the Black-Scholes option-pricing model using the assumptions noted above, was determined to be $0.3 million and $0.4 million for fiscal 2024 and 2023, respectively. The weighted average remaining contractual term of the stock options outstanding as of June 30, 2024 was 8.9 years. The aggregate intrinsic value of stock options outstanding as of June 30, 2024 was $0.1 million.

Stock-based compensation relating to RSAs totaled $0.3 million and less than $0.1 million for the years ended June 30, 2024 and 2023, respectively, and are included in salaries and compensation in the Consolidated Statements of Operations. Holders of RSAs generally have the rights and privileges of a stockholder with respect to the shares of common stock granted to the holder, including the right to vote such shares and the right to receive dividends with respect to such shares. However, all cash and stock dividends and distributions shall be held back by the Company for the holder’s account until such time as the related portion of the restricted stock award vests (at which time such dividends or distributions, as applicable, shall be released and paid).

Stock-based compensation relating to stock options and RSAs totaled $0.4 million and $0.1 million for the years ending June 30, 2024 and 2023, respectively, and are included in the Consolidated Statements of Operations. As of June 30, 2024, there was $0.5 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 2.9 years and there was $0.5 million of unrecognized compensation expense related to outstanding RSAs that will be recognized over a remaining weighted average period of 2.0 years. The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of June 30, 2024 and assumes no forfeiture activity.

There were no shares issued for vendor services during the years ending June 30, 2024 and 2023.

NOTE 13. INCOME TAXES

The following table summarizes (loss) income before income taxes (in thousands):

	Years Ended June 30,
	2024	2023
United States	$(5,420)	$1,321
Foreign	(28)	273
(Loss) income before income taxes	$(5,448)	$1,594

Income Tax Provision

The composition of the benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2024	2023
United States	$1,408	$(356)
Foreign	(29)	(73)
Total benefit from (provision for) income taxes	$1,379	$(429)

	Years Ended June 30,
	2024	2023

Current:
Federal	$299	$(300)
States	(43)	(78)
Foreign	(74)	(87)
Total current	182	(465)
Deferred:
Federal	1,071	22
States	81	-
Foreign	45	14
Total deferred	1,197	36
Total benefit from (provision for) income taxes	$1,379	$(429)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2024 and 2023 are presented below (in thousands):

	Years Ended June 30,
	2024	2023

Deferred tax assets:
Intangible assets - U.S.	$756	$462
Net operating loss	801	1
Capital loss carryover	43	1
Accruals, reserves and other - U.S.	369	307
Total deferred tax assets - U.S.	$1,969	$771

Deferred tax liabilities:
Intangible assets - foreign	$(313)	$(211)
Accruals, reserves and other - foreign	(47)	(31)
Total deferred tax liabilities - foreign	$(360)	$(242)
Total net deferred tax assets	$1,609	$529

The Company’s accounting for deferred taxes involves the evaluation of several factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not have a valuation allowance as of June 30, 2024 and 2023 as the Company believes that it is more likely than not that the net deferred tax assets will be realized.

The benefit from (provision for) income taxes for the years ended June 30, 2024 and 2023 differed from the amounts computed by applying the statutory federal income tax rate of 21.0% to pretax (loss) income as a result of the following (in thousands):

	Years Ended June 30,
	2024	2023
Federal tax benefit (expense) at statutory rate	$1,144	$(335)
State income taxes	47	(63)
Permanent differences	240	(73)
Foreign tax credit	-	57
Foreign rate differential	(52)	(15)
Total tax benefit (expense)	$1,379	$(429)

	Years Ended June 30,
	2024	2023

Federal tax benefit (expense) at statutory rate	21.0%	(21.0)%
State income taxes	0.9%	(3.9)%
Permanent differences	4.1%	(4.6)%
Foreign rate differential	(0.7)%	(1.0)%
Foreign tax credit	0%	3.6%
Total tax benefit (expense)	25.3%	(26.9)%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The change in the balance of gross unrecognized tax benefits, which includes interest and penalties, during the year ended June 30, 2024 was as follows (in thousands):

Balance at June 30, 2023		$328
Reductions based on tax positions taken during a prior period		(328)
Balance at June 30, 2024	$

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2019 through 2023 as of year ended June 30, 2024. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. There were no ongoing examinations by taxing authorities as of June 30, 2024.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2023, the Company accrued and recognized as a liability $0.1 million of interest and related penalties to uncertain tax positions.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices in the US, UK, Canada and New Zealand with varying lease terms.

For the years ended June 30, 2024 and 2023, the combined operating lease costs of the Company totaled $0.9 million and $0.8 million, respectively, and are recorded in general and administrative expense in the Consolidated Statements of Operations.

Future minimum consolidated lease payments for the Company are as follows (in thousands):

Year Ended June 30,	Lease Amount	Finance Lease
2025	$648	$19
2026	332	19
2027	72	19
2028	-	19
2029	-	19
Thereafter	-	47
Total minimum lease payments	1,052	142
Less: present value discount	(65)	(41)
Total lease liabilities	$987	$101

The weighted average remaining lease term for the Company’s operating leases was 1.3 years as of June 30, 2024 and a weighted-average discount rate of 5.3% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 7.4 years as of June 30, 2024 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As Marygold builds out its Fintech app, it enters into agreements with various service providers. As of June 30, 2024, Marygold has future payment commitments with its primary service vendors totaling $1.1 million including $1.0 million due in fiscal 2025 and $0.1 million due in fiscal 2026.

Litigation

From time to time, the Company may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no pending legal proceedings against the Company. The Company’s policy is to expense legal costs relating to litigation as the costs are incurred. USCF is an indirect wholly-owned subsidiary of the Company. USCF LLC, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF LLC, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”). The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff. The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

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

No accrual has been recorded with respect to the above legal matters as of June 30, 2024 and 2023. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for the Company for at least three months. Participants may contribute a portion of their salary into the 401K Plan subject to certain limitations. In addition, the Company makes a safe harbor matching contribution. Company paid matching contributions of $0.2 million for each of the years ended June 30, 2024 and 2023, respectively.

NOTE 15. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker who is our Chief Executive Officer reviews revenues and profits in assessing segment performance and deciding how to allocate resources. During the periods presented, the Company reported its financial performance based on the following segments.

Segment	Entities	Location	Description
Fund Management	USCF Investments, Inc.	United States	Manages, operates and is a commodity pool operator or an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange.
Food Products	Gourmet Foods, Ltd. and Printstock Products Limited	New Zealand	Manufactures and distributes meat pies on a commercial scale in and prints specialty wrappers for the food industry in New Zealand and Australia.
Security Systems	Brigadier Security Systems (2000) Ltd.	Canada	Sells and installs commercial and residential alarm monitoring systems.
Beauty Products	Kahnalytics, Inc. doing business as Original Sprout	United States	Engaged in the wholesale distribution of hair and skin care products on a global scale.
Financial Services	Marygold & Co.; Marygold & Co. Advisory Services, LLC; Marygold & Co. (UK) Limited, Tiger Financial and Asset Management Ltd. and Step-By-Step Financial Planners Limited	United States and United Kingdom	Marygold & Co. developed a Fintech app that was launched in June 2023 and Marygold UK through its subsidiaries is an asset manager and registered investment advisor in the UK.
Corporate Headquarters	The Marygold Companies, Inc.	United States	Holding company responsible for organizational accountability, capital raising and allocation, corporate governance, regulatory compliance, etc.

The following table presents a summary of operating information (in thousands):

	Year Ended June 30,
	2024	2023
Revenue from external customers:
Fund management - related party	$18,965	$20,862
Food products	7,271	7,632
Beauty products	3,296	3,033
Security systems	2,655	2,833
Financial services	649	517
Total revenue	$32,836	$34,877

	Year Ended June 30,
	2024	2023
Operating (loss) income:
Fund management - related party	$4,773	$7,462
Food products	321	283
Beauty products	(2,138)	(285)
Security systems	325	599
Financial services (1)	(5,943)	(3,367)
Corporate headquarters	(3,594)	(3,272)
Total operating (loss) income	$(6,256)	$1,420

(1)	Financial services include Marygold and Marygold UK. The amount of operating loss reclassified from “Corporate headquarters” to “Financial services” was $3.4 million for the year ended June 30, 2023 relative to the presentation in the prior year.

The following table presents a summary of identifiable assets by geographical location (in thousands):

	June 30,
	2024	2023
Identifiable assets:
United States	$22,319	$26,625
New Zealand	3,898	3,933
United Kingdom	3,586	1,902
Canada	3,096	2,821
Consolidated total	$32,899	$35,281

NOTE 16. SUBSEQUENT EVENTS

The Company evaluated subsequent events for recognition and disclosure through the date the consolidated financial statements were issued or filed. As described in Note 11. Loans, the Company repaid in full the Brigadier mortgage loan of $0.3 million in July 2024. Other than that item, nothing has occurred outside normal operations since June 30, 2024 that required recognition or disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 (the end of the period covered by this annual report) and provided reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. Further, the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief accounting officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2024 which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Securities Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

27

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2024.

28

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are filed or incorporated by reference into this Form 10-K:

2.1	Share Purchase Agreement between Kevin William Pratt and Elizabeth Mary Pratt and Marygold & Co. (UK) Limited. **
3.1	Amended Articles of Incorporation of Concierge Technologies, Inc. (incorporated by reference to Exhibit A to the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.2	Certificate of Designation (Series of Preferred Stock) (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed on October 8, 2010).
3.3	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 31, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.4	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 5, 2015 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.6	Certificate of Amendment, dated March 7, 2022(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022).
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021)
10.2*	Employment Agreement between the Company and Stuart Crumbaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.3*	Employment Agreement between the Company and David Neibert (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.4*	Employment Agreement between the Company and Carolyn Yu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.5*	One-Time Transaction Bonus Agreement by and between the Company, Wainwright Holdings, Inc., and John Love (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.6	Variation Agreement entered into on June 20, 2022 between Marygold UK and Keith Halford to complete the closing of the Share Purchase Agreement entered into on August 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 21, 2022).
21.1	List of Subsidiaries. **
23.1	Consent of BPM LLP. **
24.1	Power of Attorney (included on Signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates management contract or any compensatory plan, contract or arrangement.
**	Filed herewith.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16.	FORM 10-K SUMMARY

The Company has determined not to include a summary of the information permitted by Item 16 of the Form 10-K.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARYGOLD COMPANIES, INC. (Registrant)

Date: September 18, 2024	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carolyn M. Yu, with the power of substitution and re-substitution, as his or her attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended June 30, 2024, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 18, 2024	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO, Chairman of the Board of Directors

Date: September 18, 2024	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 18, 2024	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 18, 2024	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 18, 2024	/s/ Derek Mullins
Derek Mullins, Director

Date: September 18, 2024	/s/ James Alexander
James Alexander, Director

Date: September 18, 2024	/s/ Erin Grogan
Erin Grogan, Director

Date: September 18, 2024	/s/ Joya Delgado Harris
Joya Delgado Harris, Director

30