Form 10-Q
period 2024-09-30
Marygold Companies, Inc.
filed 2024-11-08
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

949-429-5370

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	MGLD	NYSE American LLC

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

As of November 1, 2024, 40,326,035 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 49,360 shares of Series B Preferred Stock were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments Inc.;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;
●	our continued investments in the development and marketing of our Fintech application (“app”) and the uncertainty of the acceptance thereof and its ability to generate sufficient revenue to meet or cover or exceed development expenditures incurred to date;
●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products or services, to expand sales to our customers, and to convince our existing customers to continue using our services and products;
●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;
●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategies with respect thereto;
●	the ability of our operating subsidiaries to successfully penetrate enterprise and other markets;
●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	the incurrence of additional indebtedness and our ability to repay our existing indebtedness when due or at all, including in connection with our recent debt financing transaction;
●	our ability to raise additional financing in connection with further development of our fintech app and to cover our operating losses;
●	worldwide economic conditions, including after-effects from the economic disruption imposed by the COVID-19 pandemic, and the conflicts in Ukraine and the Middle East, and their impact on spending;
●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations; and
●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion.

The foregoing list does not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, and this Report. Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2024	June 30, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,665	$5,461
Accounts receivable, net (of which $1,578 and $1,455, respectively, due from related parties)	2,507	2,678
Inventories	2,175	2,191
Prepaid income tax and tax receivable	1,751	1,338
Investments, at fair value	10,807	9,551
Other current assets	1,096	3,034
Total current assets	25,001	24,253

Restricted cash	64	62
Property and equipment, net	1,144	1,166
Operating lease right-of-use assets	1,518	974
Goodwill	2,481	2,481
Intangible assets, net	1,296	1,375
Deferred tax assets, net	1,969	1,969
Other assets	2,402	619
Total assets	$35,875	$32,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,125	$4,021
Lease liabilities, current portion	698	620
Purchase consideration payable, current portion	251	277
Notes payable, current portion	2,800	315
Total current liabilities	7,874	5,233

Notes payable, net of current portion	910	-
Purchase consideration payable, net of current portion	251	237
Lease liabilities, net of current portion	949	455
Deferred tax liabilities, net	360	360
Total long-term liabilities	2,470	1,052
Total liabilities	10,344	6,285

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized
Series B: 49 issued and outstanding at September 30, 2024 and June 30, 2024	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 40,326 and 40,096 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	40	40
Additional paid-in capital	13,285	12,825
Accumulated other comprehensive loss	(226)	(269)
Retained earnings	12,432	14,018
Total stockholders’ equity	25,531	26,614
Total liabilities and stockholders’ equity	$35,875	$32,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended September 30,
	2024	2023

Revenue
Fund management - related party	$4,591	$5,049
Food products	1,822	1,730
Beauty products	597	775
Security systems	690	554
Financial services	210	127
Revenue	7,910	8,235

Cost of revenue	2,128	2,037

Gross profit	5,782	6,198

Operating expense
Salaries and compensation	3,147	2,590
General and administrative expense	2,565	2,248
Fund operations	1,412	1,270
Marketing and advertising	669	972
Depreciation and amortization	159	154
Total operating expenses	7,952	7,234

Loss from operations	(2,170)	(1,036)

Other income (expense):
Interest and dividend income	151	193
Interest expense	(31)	(4)
Other (expense) income, net	(19)	44
Total other income (expense), net	101	233

Loss before income taxes	(2,069)	(803)

Benefit from income taxes	483	303

Net loss	$(1,586)	$(500)

Weighted average shares of common stock
Basic	40,848	40,397
Diluted	40,848	40,397

Net loss per common share
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Quarters Ended September 30,
	2024	2023

Net loss	$(1,586)	$(500)
Foreign currency translation gain (loss)	43	(94)
Comprehensive loss	$(1,543)	$(594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Quarter Ended September 30, 2024	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614
Issuance of stock awards	-	-	230	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	43	-	43
Stock-based compensation	-	-	-	-	460	-	-	460
Net loss	-	-	-	-	-	-	(1,586)	(1,586)
Balance at September 30, 2024	49	$-	40,326	$40	$13,285	$(226)	$12,432	$25,531

Quarter Ended September 30, 2023	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2023	49	$-	39,383	$39	$12,397	$(144)	$18,086	$30,378
Loss on currency translation	-	-	-	-	-	(94)	-	(94)
Stock-based compensation	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	-	(500)	(500)

Balance at September 30, 2023	49	$-	39,383	$39	$12,490	$(238)	$17,586	$29,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,586)	$(500)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	159	154
Stock-based compensation	460	93
Loss (gain) on investments	22	(269)
Non-cash interest expense	20	-
Non-cash lease costs	164	128
Changes in operating assets and liabilities:
Accounts receivable	172	482
Prepaid income taxes and tax receivable	(415)	(359)
Inventories	47	34
Other assets	155	(70)
Accounts payable and accrued expenses	73	717
Lease liabilities	(164)	(119)
Net cash (used in) provided by operating activities	(893)	291

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	298	7,830
Purchase of investments	(1,576)	(9,341)
Purchase of property and equipment	(47)	(25)
Net cash used in investing activities	(1,325)	(1,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	3,690	-
Principal repayment of mortgage loan payable	(315)	(2)
Net cash provided by (used in) financing activities	3,375	(2)

Effect of exchange rate change on cash and cash equivalents	49	62

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,206	(1,185)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,523	8,586

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$6,729	$7,401

Cash and cash equivalents	$6,665	$6,987
Restricted cash	64	414
Total cash, cash equivalents and restricted cash	$6,729	$7,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$5
Income taxes (net of refunds received)	$13	$87
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount and loan fee added to note payable balance	$380	$-
Acquisition of operating right-of-use assets through operating lease liabilities	$691	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), a Nevada corporation, is a global holding company that intends to focus on financial services. The Company is currently directing its investments towards financial services and the emerging Fintech space. The operations of the Company’s wholly-owned subsidiaries are summarized as follows:

●	Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	Financial Services – United States and Great Britain:

○	Marygold & Co., a Delaware corporation, based in Denver, Colorado, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is in New Albany, Ohio;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

The Company manages its operating businesses on a decentralized basis. There are no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by The Marygold Companies’ management in the day-to-day business affairs of its operating subsidiary businesses apart from oversight. Each subsidiary is responsible for its financial reporting to the Company’s corporate management which corporate management maintains controls over the Company’s consolidated regulatory and financial reporting in accordance with Securities and Exchange Commission and other regulatory reporting requirements. The Company’s corporate management is responsible for capital allocation decisions, investment activities and selection and retention of the Chief Executive to head each of the operating subsidiaries. The Company’s corporate management is also responsible for corporate governance practices, monitoring regulatory affairs, including those of its operating businesses and involvement in governance-related issues of its subsidiaries as needed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive loss, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the three months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. The condensed consolidated balance sheet as of June 30, 2024, has been derived from the audited consolidated financial statements at that date included in our annual report on Form 10-K for the year ended June 30, 2024, but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2024.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements, which are referred herein as the “Financial Statements”, include the accounts of The Marygold Companies and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated through the various funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Quarters Ended September 30,
	2024		2023		September 30, 2024		June 30, 2024
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$1,432	31%	$1,684	33%	$491	31%	$473	33%
UNG	1,206	26%	1,689	34%	432	27%	370	25%
UMI	635	14%	454	9%	216	14%	185	13%
All Others	1,318	29%	1,222	24%	439	28%	427	29%
Total	$4,591	100%	$5,049	100%	$1,578	100%	$1,455	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. Upon adoption, this standard should be applied retrospectively to all prior periods presented. We will adopt the standard when it becomes effective in our fiscal year 2025 annual reporting. The Company does not anticipate any impact other than changes to disclosures in the segment reporting from the adoption date onwards.

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

NOTE 3. NET INCOME (LOSS) PER SHARE

Basic net (loss) income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net (loss) income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the quarters ended September 30, 2024 and 2023, the Company excluded 1.1 million and 1.3 million common stock equivalents, respectively, from the diluted net loss per share calculation as their effect would be anti-dilutive. Since the Company generated a net loss in the quarter ended September 30, 2024, basic and diluted net (loss) income per share were the same.

Basic and diluted net income per share reflects the effects of shares potentially issuable upon conversion of convertible preferred stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Quarter Ended September 30, 2024			Quarter Ended September 30, 2023
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(1,548)	39,861	$(0.04)	$(488)	39,410	$(0.01)
Net loss available to preferred shareholders	(38)	987	$(0.04)	(12)	987	$(0.01)
Basic and diluted net loss per share	$(1,586)	40,848	$(0.04)	$(500)	40,397	$(0.01)

NOTE 4. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	September 30,	June 30,
Restricted cash	2024	2024
Deposit restricted relating to account for Fintech app	$52	$50
Deposit for securing a lease bond	12	12
Total restricted cash	$64	$62

	September 30,	June 30,
Other current assets	2024	2024
Deposit for potential 9.9% equity interest in financial institution	$-	$1,800
Prepaid expenses and other current assets	1,096	1,234
Total other current assets	$1,096	$3,034

Included in the other current assets balance as of June 30, 2024 was a deposit of $1.8 million made in connection with the potential acquisition of a less than 10% equity interest in a domestic financial institution that was seeking certain regulatory approval. The regulatory approval was obtained in September 2024 and the deposit was then converted into an equity interest in the financial institution. After the regulatory approval, the $1.8 million was transferred from other current assets to other assets, non-current in the consolidated balance sheet as shown below.

	September 30,	June 30,
Inventories	2024	2024
Raw materials and supplies	$1,379	$1,417
Finished goods	796	774
Total inventories	$2,175	$2,191

	September 30,	June 30,
Property and equipment, net	2024	2024
Manufacturing equipment	$1,935	$1,935
Land and building	575	575
Other equipment	834	827
Total property and equipment, gross	3,344	3,337
Accumulated depreciation	(2,200)	(2,171)
Total property and equipment, net	$1,144	$1,166

Depreciation expense for property and equipment was less than $0.1 million for the three months ended September 30, 2024 and 2023, respectively.

	September 30,	June 30,
Goodwill	2024	2024
Food products – Gourmet Foods	$275	$275
Security systems - Brigadier	351	351
Financial Services – Marygold & Co. (UK)	1,855	1,855
Total goodwill	$2,481	$2,481

	September 30,	June 30,
Other assets, non-current	2024	2024
Equity investment in a financial institution	$1,800	$-
Equity investment in a registered investment advisor	502	502
Deposits and other assets	100	117
Total other assets, non-current	$2,402	$619

The $0.5 million investment represents a 10% equity interest in a registered investment advisor accounted for on a cost basis which we believe approximates fair value. The $1.8 million investment represents a less than 10% equity interest in a domestic financial institution accounted for on a cost basis which we believe approximates fair value. These cost basis equity investments are recorded at cost minus impairment.

	September 30,	June 30,
Accounts payable and accrued expenses	2024	2024
Accounts payable	$1,997	$1,955
Accrued operating expenses	1,207	1,185
Accrued payroll, vacation and bonus payable	844	736
Taxes payable	77	145
Total	$4,125	$4,021

NOTE 5. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF LLC or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings in the Company’s condensed Consolidated Statements of Operations. As of September 30, 2024 and June 30, 2024, the Company invested a total of $7.4 million and $7.5 million, respectively, of funds managed by USCF Advisers which are related parties and are included in other equities in the below table. In addition to the holdings in these funds, the Company also invests in marketable securities.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	September 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,111	$-	$-	$3,111
Other short-term investments	299	2		301
Other equities - related parties	7,324	71	-	7,395
Total short-term investments	$10,734	$73	$-	$10,807

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,788	$-	$-	$1,788
Other short-term investments	295	1	-	296
Other equities - related parties	7,394	73	-	7,467
Total short-term investments	$9,477	$74	$-	$9,551

During the three months ended September 30, 2024 and year ended June 30, 2024, respectively, there were no transfers between Level 1 and Level 2.

NOTE 6. BUSINESS COMBINATION

On January 31, 2024, Marygold UK entered into a Share Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), subject to certain closing conditions and regulatory approval. The transaction closed on April 30, 2024 with an agreed purchase price of $1.2 million, subject to adjustment as provided for in the SPA. Marygold UK paid $0.7 million upon the closing and the remaining $0.5 million owed will be payable in two subsequent payments as provided in the SPA. Step-By-Step is an asset manager and investment advisor based in Staffordshire, England with $80.1 million in assets under management as of September 30, 2024. In addition to growing the business through increasing assets under management, Marygold UK expects to expand the fintech mobile app services offered in the U.S. into the U.K. through the established contacts and certifications held by Step-By-Step.

NOTE 7. INTANGIBLE ASSETS

	September 30, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.2	$1,540	$(673)	$867
Brand name	1.4	414	(343)	71
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	1.7	218	(91)	127
Total		$2,403	$(1,107)	$1,296

	June 30, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.4	$1,540	$(624)	$916
Brand name	1.7	414	(332)	82
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	2.0	218	(72)	146
Total		$2,403	$(1,028)	$1,375

Total amortization expense for intangible assets for the three months ended September 30, 2024 and 2023 was $0.1 million.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2025 (remainder of the fiscal year)	$240
2026	290
2027	147
2028	147
2029	147
Thereafter	325
Total	$1,296

NOTE 8. NOTES PAYABLE

On September 19, 2024, we entered into a note purchase agreement the (“Purchase Agreement”) with Streeterville Capital, LLC (“Holder”), pursuant to which we agreed to issue and sell to Holder a secured promissory note in an initial principal amount of $4,380,000 (“Initial Note”) payable on or before 24 months from the issuance date (“Maturity Date”) and, upon the satisfaction of certain conditions in the Purchase Agreement, up to one additional secured promissory note (“Subsequent Note,” Initial Note and Subsequent Note, “Notes”). The initial principal amount of the Notes includes an original issue discount of 9% and expenses that the Company agreed to pay to the Holder to cover the Holder’s transaction costs. The original issue discount of the Initial Note was $360,000. Interest on the principal amount of the Notes accrues at a rate of 9% per annum. The Company may pay all or any portion of the amount owed under the Notes earlier than it is due. All payments made under the Notes, including any repayments, are subject to an exit fee of 6% of the portion of the outstanding balance being repaid. The Subsequent Note would have a principal amount of $2,180,000, which will have terms substantially similar to the terms of the Initial Note. The original issue discount of the Subsequent Note, if issued, would be $180,000.

The Purchase Agreement contains certain covenants and agreements, including that we will not pledge or grant any lien or security interest in our or our subsidiaries’ assets without the Holder’s prior written consent and that we will file reports under the Securities Exchange Act timely, and that our shares will continue to be listed or quoted on the NYSE American or Nasdaq. Also, without the Holder’s prior written consent, we may not: issue, incur or guarantee any debt obligations other than trade payables in the ordinary course; issue any security that has conversion rights in which the number of shares varies with the market price of our shares; issue any securities convertible into our shares with a conversion price that varies with the market price of our shares; issue any securities that have a conversion or exercise price subject to a reset due to a change in the market price of our shares or upon the occurrence of certain events related to our business (but excluding certain standard antidilution protection for any reorganization, recapitalization, noncash dividend, stock split or similar transaction); issue and securities pursuant to an equity line of credit, standby equity purchase agreement or similar arrangement. The Purchase Agreement also contains a most favored nations provision that provides we will grant to the Holder the same terms as we offer any subsequent investor in our debt securities and certain arbitration provisions in the event of a claim arising under the Purchase Agreement and other transaction documents.

The Company’s obligations under the Note are secured by: (i) a pledge of all the common stock the Company owns in USCF Investments, Inc. and (ii) a security interest in all of the assets of the Company. Further, the Company’s Chief Executive Officer’s trust, the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), provided: (i) a guaranty of the Company’s obligations to the Holder under the Note and (ii) a pledge of all of the common stock of the Company owned by the Gerber Trust.

Beginning on the date that is six months from the issuance date until the applicable Note is paid in full, each month the Holder has the right to require the Company to redeem up to an aggregate of $400,000 with respect to the Initial Note and $200,000 with respect to the Subsequent Note plus any interest accrued thereunder and an exit fee of 6% of the principal amount. The Company has the right to defer such redemption payments that Holder could otherwise elect to make three times by providing advance written notice to Holder. If the Company exercises its deferral right, the outstanding balance is automatically increased by 0.85% for each instance that the deferral right is exercised by Company, which cannot be exercised more than once every ninety calendar days.

Pursuant to the terms of the Purchase Agreement, beginning on the date of the issuance and sale of the Note and ending 24 months later, Holder will have the right, but not the obligation, with Company’s prior written consent, to reinvest up to an additional $10,000,000 in the Company on the same terms and conditions as the Notes (structured as two tranches of $5,000,000 each).

The Company engaged Maxim Group LLC to serve as placement agent for the transaction between the Company and Holder in exchange for an aggregate commission equal to 7% of the gross cash proceeds received from the sale of the Notes.

As of September 30, 2024, the note payable balance outstanding, net of the original issue discount and fees paid, was $3.7 million, of which $2.8 million is due within 12 months from September 30, 2024 and the remaining balance of $0.9 million is due prior to September 30, 2026. The effective interest rate for this note is 41.3%.

As of June 30, 2024, Brigadier had an outstanding principal balance of $0.3 million due related to the purchase of its Saskatoon office land and building. The bank loan matured and was paid off in full in July 2024.

NOTE 9. STOCKHOLDERS’ EQUITY

Stock-based Compensation

During the quarter ended September 30, 2024, the following activity occurred under the Company’s Equity Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2024	540,881	$1.34	681,013	$1.15
Granted	100,000	$1.45	229,885	$1.45
Released	-	$-	(500,407)	$1.26
Outstanding at September 30, 2024	640,881	$1.35	410,491	$1.20
Exercisable at September 30, 2024	160,018	$1.43

The fair value of the options granted during the three months ended September 30, 2024 was $1.34 per share which was estimated using the following assumptions:

Quarter Ended September 30,
2024
Expected volatility	137%
Expected term	6.1 years
Risk-free interest rate	4.5%
Expected dividend yield	0%

As of September 30, 2024, there was $0.6 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 2.9 years. The weighted average remaining contractual life of the outstanding stock options as of September 30, 2024 was 8.8 years. As of September 30, 2024, there was $0.5 million of unrecognized compensation expense related to outstanding RSAs that will be recognized over a remaining weighted average period of 1.8 years. The total stock-based compensation expense recognized during the quarters ended September 30, 2024 and 2023 were $0.5 million and $0.1 million, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

For each of the quarters ended September 30, 2024 and 2023, the Company’s combined lease costs were $0.2 million and were recorded under general and administrative expense in the statements of operations. During the quarter ended September 30, 2024, the Company renewed leases in New Zealand and the US which increased the right-of-use assets and lease liabilities by $0.7 million.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases	Finance Lease	Total
Remainder of fiscal 2025	$607	$15	$622
2026	596	20	616
2027	338	20	358
2028	155	20	175
2029	-	20	20
Thereafter	-	48	48
Total minimum lease payments	1,696	143	1,839
Less: present value discount	(161)	(31)	(192)
Total lease liabilities	$1,535	$112	$1,647

The weighted average remaining lease term for the Company’s operating leases was 2.2 years as of September 30, 2024 and a weighted-average discount rate of 5.7% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 7.1 years as of September 30, 2024 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As the Company builds out its Fintech application, it enters into agreements with various service providers. As of September 30, 2024, Marygold has future payment commitments with its primary service vendors totaling $0.9 million, including $0.8 million due during the remainder of fiscal 2025 and $0.1 million due in fiscal 2026.

Litigation

From time to time, the Company may be involved in legal proceedings arising from the ordinary course of their respective businesses. Except as described below, there are no material pending legal proceedings against the Company or its subsidiaries. USCF LLC is an indirect wholly owned subsidiary of the Company. USCF LLC, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF LLC are not currently party to any material legal proceedings.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF LLC, USO, and USCF LLC executive officers, John P. Love, and Stuart P. Crumbaugh, were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”). The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff. The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934 as amended (“Securities Exchange Act”), and Rule 10b-5 under the Securities Exchange Act. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees. The Amended Lucas Class Complaint named as defendants USCF, USO, USCF executive officers John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, and USCF LLC directors Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF LLC, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF LLC executive officers John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, and USCF LLC directors Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

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

USCF LLC, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF LLC executive officers John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Nicholas D. Gerber, and USCF LLC directors, Robert L. Nguyen, Gordon L. Ellis, Malcolm R. Fobes, III, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Securities Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF LLC, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

No accrual has been recorded with respect to the above legal matters as of September 30, 2024 and June 30, 2024. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions were less than $0.1 million for the three months ended September 30, 2024 and 2023, respectively.

NOTE 11. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties. The Company’s fund management revenue, totaling $4.6 million and $5.0 million for the quarters ended September 30, 2024 and 2023, respectively, were earned from these related parties. Accounts receivable, totaling $1.6 million and $1.5 million as of September 30, 2024 and June 30, 2024, respectively, were owed from the funds that are related parties. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF LLC manages. As of September 30, 2024 and June 30, 2024, the Company invested a total of $7.4 million and $7.5 million, respectively, of funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 41% and 45% of the outstanding shares of these investments as of September 30, 2024 and June 30, 2024, respectively.

USCF Advisers is contractually obligated to pay license fees up to $0.8 million to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2025 and 2026. The amount of license fee accrued as an expense during the quarter ended September 30, 2024 and fiscal 2024 was $0.2 million and $0.4 million, respectively.

Refer to Note 8. Notes Payable for a description of a related party transaction involving the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), of which our CEO is a trustee, pursuant to which, in connection with the Company’s recent debt financing transaction, the Gerber Trust provided to the holder of the note issued in the financing transaction a guaranty of the Company’s performance under the note and, as security, a pledge of all of the shares of the Company’s common stock owned by the Gerber Trust.

NOTE 12. INCOME TAXES

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

NOTE 13. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”) who is our Chief Executive Officer reviews revenues and profits in assessing segment performance and deciding how to allocate resources. The CODM does not evaluate segments on the basis of assets at each segment.

	Quarters Ended September 30,
	2024	2023
Revenue from external customers:
Fund management - related party	$4,591	$5,049
Food products	1,822	1,730
Beauty products	597	775
Security systems	690	554
Financial services	210	127
Total revenue	$7,910	$8,235

	Quarters Ended September 30,
	2024	2023
Operating income (loss):
Fund management - related party	$960	$1,734
Food products	(8)	10
Beauty products	(173)	(319)
Security systems	133	71
Financial services	(1,582)	(1,523)
Corporate headquarters	(1,500)	(1,009)
Total operating loss	$(2,170)	$(1,036)

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

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this Report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2024.

Overview

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”), is a holding company which operates through its wholly owned subsidiaries engaged in certain diverse business activities listed below:

●	Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	Financial Services – United States and Great Britain:

○	Marygold & Co., a Delaware corporation, based in Denver, Colorado, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is in New Albany, Ohio;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

Recent Developments

Refer to “Liquidity and Capital Resources – Recent Note Financing” below.

Summary Results of Operations

	Quarters Ended September 30,		Percentage
(in thousands, except percentages)	2024	2023	Change
Revenue	$7,910	$8,235	-4%
Cost of revenue	2,128	2,037	4%
Gross profit	5,782	6,198	-7%
Operating expenses	7,952	7,234	10%
Loss from operations	(2,170)	(1,036)	109%
Other income, net	101	233	-57%
Loss before income taxes	(2,069)	(803)	158%
Benefit from income taxes	483	303	59%
Net loss	$(1,586)	$(500)	217%

Quarter Ended September 30, 2024 Compared with Quarter Ended September 30, 2023

Revenue decreased by $0.3 million or 4% for the quarter ended September 30, 2024 driven by a decrease in average Assets Under Management (“AUM”) in our fund management business. Average AUM for the quarter ended September 30, 2024 was $3.1 billion compared to $3.5 billion for the quarter ended September 30, 2023. The decrease in AUM in quarter ended September 30, 2024 was due to commodity price fluctuations and the high-interest rate environment, along with geopolitical and economic uncertainty.

Gross profit decreased by $0.4 million or 7% for the reasons described above for the reduced revenue plus cost of revenue increased by $0.1 million compared to the quarter ended September 30, 2023.

Operating expenses increased by $0.7 million or 10% as a result of the following. General and administrative expenses increased by $0.3 million or 14% driven by increased costs associated with our Fintech app development including additional software and security infrastructure in the UK. Salaries and compensation increased by $0.6 million or 22% compared to the quarter ended September 30, 2023 driven by increased stock-based compensation expenses plus increased compensation at USCF. Fund operations increased by $0.1 million or 11% driven by increased costs associated with managing more funds. Partially offsetting these increased operating expenses was a decrease in marketing and advertising of $0.3 million or 31% as a result of prior year increased spending for new products at Original Sprout as well as from the Fintech app and new fund launches.

Other income, net, decreased by $0.1 million or 57% driven by a decrease in gains on investments during the quarter ended September 30, 2024 compared to prior year quarter.

Benefit from income taxes increased by $0.2 million or 59% driven by the increase in the loss before income taxes for the reasons explained above.

Net loss increased by $1.1 million or 217% and was driven by decreased profits from our fund management business due to lower average AUM and higher stock-based compensation charges.

SEGMENT RESULTS OF OPERATIONS

	Quarters Ended September 30,		Percentage
(in thousands, except percentages)	2024	2023	Change
Revenue
Fund management - related party	$4,591	$5,049	-9%
Food products	1,822	1,730	5%
Beauty products	597	775	-23%
Security systems	690	554	25%
Financial services	210	127	65%
Total revenue	$7,910	$8,235	-4%

Operating Income (Loss)
Fund management - related party	$960	$1,734	-45%
Food products	(8)	10	-180%
Beauty products	(173)	(319)	-46%
Security systems	133	71	87%
Financial services	(1,582)	(1,523)	4%
Corporate headquarters	(1,500)	(1,009)	49%
Total operating loss	$(2,170)	$(1,036)	109%

Reportable Segments

Quarter Ended September 30, 2024 Compared with Quarter Ended September 30, 2023

Fund Management – Related Party - USCF Investments

USCF Investments earns monthly management and advisory fees based on agreements with each Fund as determined by the contractual basis point management fee structure in each agreement multiplied by the average AUM over the given period. Average AUM for the quarter ended September 30, 2024 was $3.1 billion compared to $3.5 billion for the quarter ended September 30, 2023. As a result of lower AUM for the current quarter when compared to the quarter ended September 30, 2023, revenue decreased by $0.5 million or 9%. The decrease in AUM in the quarter ended September 30, 2024 was due to commodity price fluctuations and the high-interest rate environment, along with geopolitical and economic uncertainty.

Operating income decreased by $0.8 million or 45% driven by the decrease in average AUM as described above and increased fund operations expenses of $0.1 million or 11% as a result of increased license fees, fund accounting and administration costs connected to new fund launches as well as increases in compensation expense of $0.1 million or 15%.

Food Products - Gourmet Foods

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies and sausage rolls and 2) a digital printing establishment (Printstock Products Limited) who prints specialty food wrappers. Total food products revenue increased by $0.1 million or 5% for the quarter ended September 30, 2024 as compared to 2023, which was the net result of an increase at our printing business and a decrease at our bakery business.

Operating (loss) income was nearly break-even for both quarters ended September 30, 2024 and 2023 which was driven by a non-recurring cost of goods sold adjustment coupled with a depreciation charge taken for our solar electricity system and partially offset by increased profits from the sale of higher margin products at our bakery business.

Beauty Products – Original Sprout

Original Sprout derives revenues through the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue decreased by $0.2 million or 23% driven by the efforts to control the discounted price of products sold online by authorized resellers. This trend is expected to continue for the remainder of the current fiscal year as Original Sprout reduces the number of authorized Internet sales channels and repositions its products for a larger presence on store shelves.

Operating loss decreased by $0.1 million or 46% for the quarter ended September 30, 2024 as compared to 2023 as a result of reduced marketing cost and a nominal price increase to domestic distributors.

Security Systems - Brigadier

Brigadier earns revenue from recurring alarm monitoring fees charged to residential customers, and from hardware sales and installations of access controls to commercial customers. Revenues from monitoring residual fees remained relatively static while sales and installations of larger commercial installations increased for the quarter ended September 30, 2024 as compared to 2023. Revenue increased by $0.1 million or 25% and operating income increased by $0.1 million or 87% driven by increased sales to commercial customers. The larger commercial accounts generate more revenue and profits but take longer to complete, thus may produce spikes or declines in revenue and profits for specific reporting periods. As the residential consumer segment of the industry becomes more complex due to the bundling of services, including alarm monitoring, offered by larger telecom companies, we expect to focus even more heavily on the commercial and public facilities customers in the coming years.

Financial Services – Marygold US and Marygold UK

Our Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US has developed and recently launched a mobile banking fintech app which earns revenues in the form of management fees based on a percentage of the amount of account holder funds are invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders use our debit card. The app was soft-launched in June 2023 and since that time has earned only de minimis revenues. Operating costs are comprised of development team salaries and expenses, fees paid to third party vendors, fees paid to our sponsoring bank, marketing costs and staff salaries. For the quarter ended September 30, 2024, Marygold US incurred an operating loss of $1.4 million as compared with an operating loss of $1.5 million for the quarter ended September 30, 2023. These losses and negative cash flows are expected to continue for the coming fiscal year.

Marygold UK is a holding company in the U.K. which operates through its two wholly-owned subsidiaries Tiger Financial and Asset Management and Steb By Step Financial Planners, both of whom are registered investment advisors who earn revenues based on the amount of assets under management or from the sale of financial products, such as insurance, to customers in the U.K.

Our total Financial Services revenue, which was derived entirely from Marygold UK, for the quarter ended September 30, 2024 increased by $0.1 million or 65% to $0.2 million as compared to $0.1 million for the quarter ended September 30, 2023. The increase was primarily driven by the incremental revenue of $0.1 million from Step-By-Step, which was acquired in April 2024. Operating loss increased by less than $0.1 million or 4% due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $1.6 million for the current quarter as compared to a loss of $1.5 million for the quarter ended September 30, 2023.

Corporate Headquarters

The parent company has no significant revenue, however it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE listing expenses, shareholder reports, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters increased by $0.5 million, or 49%, for the quarter ended September 30, 2024 as compared to same period in 2023. The increased loss was driven by higher stock-based compensation expenses from a large equity grant awarded in the quarter ended September 30, 2024.

Liquidity and Capital Resources

The Marygold Companies is a holding company that conducts its individual business operations through its subsidiaries. At the holding-company level, its liquidity needs relate to operational expenses, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company and the subsidiary level. There are generally no legal limitations or constraints on the movement of funds between the entities, however there are potential tax consequences for funds moved from foreign subsidiaries to the parent company. Additionally, registered investment advisor subsidiaries are required to maintain certain minimum capital requirements.

As of September 30, 2024, we had $6.7 million of cash and cash equivalents on a consolidated basis as compared to $5.5 million as of June 30, 2024, an increase of $1.2 million or 22%. Our cash used in operating activities for the quarter ended September 30, 2024 was $0.9 million. For the quarter ended September 30, 2024, the Company made additional expenditures of $1.5 million with regard to the development of our mobile Fintech app. We have invested a total of $16.5 million in the Fintech app since Marygold’s inception. In September 2024, we entered into a new financing arrangement under which we borrowed $4.4 million and have the potential to borrow an additional $2.2 million. The new financing arrangement also gives the lender the right but not the obligation to provide an additional $10.0 million in financing to us on the same terms as the initial loans. We expect that we will require additional financing to fund our fintech operations over the coming 12 months. As the funding requirements become known, we will decide upon the source of the additional capital. Despite these cash investments and expenses, our working capital position remains strong at $17.1 million as of September 30, 2024.

Based on our current operating plan which includes continued significant investments in the mobile Fintech app, we intend to raise additional capital through one or more debt and/or equity financing to meet our operating and cash needs. There can be no assurance we will be able to raise additional financing upon terms acceptable to us. In the event we are unable to obtain additional financing in an amount or upon terms acceptable to us, we expect to reduce or curtail our investment in the development of our Fintech app.

Lease Liability

The Company has various leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.6 million as of September 30, 2024. During the quarter ended September 30, 2024, the Company renewed leases in New Zealand and the US which increased the right-of-use assets and lease liabilities by $0.7 million. The obligations will reduce over the passage of time through periodic lease payments. See Note 10 for further analysis of this obligation.

Recent Note Financing

On September 19, 2024, we entered into a note purchase agreement (“Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Holder”), pursuant to which we agreed to issue and sell to Holder a secured promissory note in an initial principal amount of $4,380,000 (“Initial Note”) payable on or before 24 months from the issuance date (“Maturity Date”) and, upon the satisfaction of certain conditions in the Purchase Agreement, up to one additional secured promissory note (“Subsequent Note,” Initial Note and Subsequent Note, “Notes”). The initial principal amount of the Notes includes an original issue discount of 9% and expenses the Company agreed to pay to the Holder to cover the Holder’s transaction costs. The original issue discount of the Initial Note was $360,000. Interest on the principal amount of the Notes accrues at a rate of 9% per annum. The Company may pay all or any portion of the amount owed under the Notes earlier than it is due. All payments made under the Notes, including any repayments, are subject to an exit fee of 6% of the portion of the outstanding balance (including accrued interest) being repaid. The Subsequent Note would have a principal amount of $2,180,000, which will have terms substantially similar to the terms of the Initial Note. The original issue discount on the Subsequent Note, if issued, will be $180,000.

The Purchase Agreement contains certain covenants and agreements, including that we will not pledge or grant any lien or security interest in our or our subsidiaries’ assets without the Holder’s prior written consent and that we will file reports under the Securities Exchange Act timely, and that our shares will continue to be listed or quoted on the NYSE American or Nasdaq. Also, without the Holder’s prior written consent, we may not: issue, incur or guarantee any debt obligations other than trade payables in the ordinary course; issue any security that has conversion rights in which the number of shares varies with the market price of our shares; issue any securities convertible into our shares with a conversion price that varies with the market price of our shares; issue any securities that have a conversion or exercise price subject to a reset due to a change in the market price of our shares or upon the occurrence of certain events related to our business (but excluding certain standard antidilution protection for any reorganization, recapitalization, noncash dividend, stock split or similar transaction); issue and securities pursuant to an equity line of credit, standby equity purchase agreement or similar arrangement. The Purchase Agreement also contains a most favored nations provision that provides we will grant to the Holder the same terms as we offer any subsequent investor in our debt securities and certain arbitration provisions in the event of a claim arising under the Purchase Agreement and other transaction documents.

The Notes contain certain trigger events, including in the event that: (a) we fail to pay any amount when due; (b) a receiver or trustee is appointed with respect to our assets; (c) we become insolvent; (d) we make an assignment for the benefit of creditors; (e) we file a petition under bankruptcy, insolvency or similar laws; (f) an involuntary bankruptcy proceeding is filed against us; (g) a “fundamental transaction” occurs without Holder’s prior written consent: (h) we, USCF Investments or any of the USCF Investments subsidiaries, fail to observe covenants in our agreements with the Holder; (i) we default in observing or performing any covenant in the transaction documents; (j) any representation in the transaction documents is or becomes false or incorrect; (i) we effect a reverse stock split without 20 trading days’ prior written notice to the Holder; (k) any judgment is entered against us for more than $500,000 which remains unstayed for more than 20 days unless consented to by the Holder; (m) our shares cease to be DTC (Depositary Trust Company) eligible; or (n) we breach any covenant or agreement in any other agreement with Holder or in any financing or other agreement that affects our ongoing business operations. A “fundamental transaction” occurs if: we merge with another entity; we dispose of all or substantially all of our assets, we allow more than 50% of our voting shares to be acquired by another person; we enter into a share purchase agreement with a third party that acquires more than 50% of our shares; we recapitalize or reclassify our shares; we transfer a material asset to a subsidiary; we pay a dividend to our shareholders; or any person or group becomes the beneficial owner of 50% of the ordinary voting power of our shares. Upon the occurrence of a trigger event, the Holder may increase the amount outstanding under a Note by 10% for an event described in (a) through (h) above or 5% for an event described in (i) through (n) above (a “default amount”). Alternatively, the Holder may treat the trigger event as an event of default and demand repayment of the Note, subject to a five-day cure period, together with any applicable default amount.

The Company’s obligations under the Note are secured by: (i) a pledge of all the common stock the Company owns in USCF Investments, Inc. and (ii) a security interest in all of the assets of the Company. Further, the Company’s Chief Executive Officer’s trust, the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), provided: (i) a guaranty of the Company’s obligations to the Holder under the Note and (ii) a pledge of all of the common stock of the Company owned by the Gerber Trust.

Beginning on the date that is six months from the issuance date until the applicable Note is paid in full, each month the Holder has the right to require the Company to redeem up to an aggregate of $400,000 with respect to the Initial Note and $200,000 with respect to the Subsequent Note plus any interest accrued thereunder and an exit fee of 6% of the principal amount and accrued interest redeemed. The Company has the right to defer such redemption payments that Holder could otherwise elect to make three times by providing advance written notice to Holder. If Company exercises its deferral right, the outstanding balance automatically increases by 0.85% for each instance that the deferral right is exercised by Company, which cannot be exercised more than once every ninety calendar days.

Pursuant to the terms of the Purchase Agreement, beginning on the date of the issuance and sale of the Note and ending 24 months later, Holder will have the right, but not the obligation, with Company’s prior written consent, to reinvest up to an additional $10,000,000 in the Company on the same terms and conditions as the Notes (structured as two tranches of $5,000,000 each).

The Company engaged Maxim Group LLC to serve as placement agent for the transaction between the Company and Holder in exchange for an aggregate commission equal to 7% of the gross cash proceeds received from the sale of the Notes.

As of September 30, 2024, the note payable balance outstanding, net of the original issue discount and fees paid, was $3.7 million, of which $2.8 million is due within 12 months from September 30, 2024 and the remaining balance of $0.9 million is due prior to September 30, 2026. The effective interest rate for this note is 41.3%.

In July 2024, Brigadier repaid its mortgage loan of $0.3 million in full that was secured with the land and building in Canada.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of September 30, 2024, USCF Investments held investment positions in four of its 40 Act funds, USG (ticker changed from GLDX in March 2024), ZSB, USE and ZSC of $1.5 million, $0.4 million, $3.2 million, and $2.3 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 5 to our Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We have historically not paid any dividends on our shares of common or preferred stock and we have no current plans to pay dividends.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 10. Commitments And Contingencies – Litigation” in our Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

The Marygold Companies and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in their business operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2024 (“2024 Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our 2024 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

See risk factors discussed in “Risk Factors” in our 2024 Form 10-K. These risk factors should be read in connection with the other information included in this quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes, specifically “Liquidity and Capital Resources – Recent Note Financing.”

In addition to the “Risk Factors” included in our 2024 Form 10-K we are adding the following risk factor in connection with our recent debt financing.

We may be unable to generate sufficient cash flow from operations to repay amounts due under our recent debt financing or other obligations we have incurred which could adversely affect our business, including our ability to further develop and market our Fintech app, as well as our financial condition, results of operations, and our stock price.

We recently entered into a significant debt financing transaction, which has increased our financial leverage. This heightened level of indebtedness could limit our ability to operate effectively and may expose us to various risks, including:

1)	Inability to repay debt when due: Our cash flow may not be sufficient to meet our debt service obligations, especially if our revenues and/or cash flows from operations decline or if we encounter unforeseen operational or other challenges. Failure to repay this debt when due could lead to a default under the terms of our debt agreements.
2)	Event of default consequences: The occurrence of an event of default under our debt agreements could result in the acceleration of our indebtedness, requiring immediate repayment of outstanding amounts an increase in the amount due, and a requirement to pay an increased (or default) rate of interest on the outstanding amount due. Our obligations under the debt agreements are secured by a pledge of our shares in USCF Investments and a security interest in all our assets enabling the lender to foreclose on our assets upon the occurrence of an event of default. Further, the performance of our obligations under the debt agreements is guaranteed by the Gerber Trust and our obligations under the note are secured by a pledge of all the shares of Marygold owned by the Gerber Trust, of which our CEO is a trustee. An event of a default under the debt agreements could force us to liquidate assets, seek additional financing, or restructure our obligations, all of which may adversely affect our liquidity, financial condition, results of operations, and stock price. There can be no assurance we will be able to liquidate our assets, restructure our indebtedness, or obtain additional financing upon terms acceptable to us, or at all.
3)	Restrictive covenants: Our debt agreements contain certain covenants that restrict our operational flexibility, including limitations on mergers and acquisitions, sales of assets, and our ability to engage in certain equity linked financing transactions in which the conversion or exercise price of any debt or other equity linked securities we issue in the transaction varies with the market price of our shares or upon the occurrence of certain trigger events, and other strategic initiatives. Our non-compliance with these covenants could lead to an event of default and further exacerbate our financial position.

Failure to manage these risks effectively or repay our debt when due could result in severe financial and operational consequences, including a potential reduction in the market price of our securities and a negative impact on our shareholders.

Also, if we issue additional shares in a financing, any such issuance could be dilutive to our existing shareholders. See “Liquidity and Capital Resources – Recent Note Financing.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or any compensatory plan, contract or arrangement.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MARYGOLD COMPANIES, INC.

Dated: November 8, 2024	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Scott A. West
Scott A. West
Principal Accounting Officer

