Form 10-Q
period 2024-12-31
Marygold Companies, Inc.
filed 2025-02-05
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

As of January 31, 2025, 42,142,182 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 49,360 shares of Series B Preferred Stock were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2024	June 30, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,677	$5,461
Accounts receivable, net (of which $1,520 and $1,455, respectively, due from related parties)	2,292	2,678
Inventories	2,189	2,191
Prepaid income tax and tax receivable	2,246	1,338
Investments, at fair value	9,232	9,551
Other current assets	961	3,034
Total current assets	22,597	24,253

Restricted cash	61	62
Property and equipment, net	1,021	1,166
Operating lease right-of-use assets	1,262	974
Goodwill	2,481	2,481
Intangible assets, net	1,218	1,375
Deferred tax assets, net	1,969	1,969
Other assets	2,389	619
Total assets	$32,998	$32,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,782	$4,021
Lease liabilities, current portion	627	620
Purchase consideration payable, current portion	235	277
Notes payable, current portion	3,517	315
Total current liabilities	8,161	5,233

Notes payable, net of current portion	376	-
Purchase consideration payable, net of current portion	-	237
Lease liabilities, net of current portion	748	455
Deferred tax liabilities, net	360	360
Total long-term liabilities	1,484	1,052
Total liabilities	9,645	6,285

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized
Series B: 49 issued and outstanding at December 31, 2024 and June 30, 2024	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 40,188 and 40,096 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	40	40
Additional paid-in capital	13,196	12,825
Accumulated other comprehensive loss	(568)	(269)
Retained earnings	10,685	14,018
Total stockholders’ equity	23,353	26,614
Total liabilities and stockholders’ equity	$32,998	$32,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Revenue
Fund management - related party	$4,685	$4,997	$9,276	$10,047
Food products	1,688	1,920	3,510	3,649
Beauty products	832	842	1,430	1,617
Security systems	585	570	1,274	1,123
Financial services	214	128	423	256
Revenue	8,004	8,457	15,913	16,692

Cost of revenue	2,076	2,091	4,203	4,128

Gross profit	5,928	6,366	11,710	12,564

Operating expense
Salaries and compensation	2,947	2,999	6,094	5,589
General and administrative expense	2,361	2,306	4,926	4,556
Fund operations	1,566	1,187	2,978	2,461
Marketing and advertising	738	718	1,407	1,685
Depreciation and amortization	142	153	301	307
Total operating expenses	7,754	7,363	15,706	14,598

Loss from operations	(1,826)	(997)	(3,996)	(2,034)

Other income (expense):
Interest and dividend income	1,064	138	1,215	331
Interest expense	(362)	(3)	(393)	(7)
Other expense, net	(1,105)	(503)	(1,124)	(458)
Total other expense, net	(403)	(368)	(302)	(134)

Loss before income taxes	(2,229)	(1,365)	(4,298)	(2,168)

Benefit from income taxes	482	182	966	484

Net loss	$(1,747)	$(1,183)	$(3,332)	$(1,684)

Weighted average shares of common stock
Basic and diluted	40,863	40,397	40,855	40,397

Net loss per common share
Basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Net loss	$(1,747)	$(1,183)	$(3,332)	$(1,684)
Foreign currency translation (loss) gain	(342)	225	(299)	133
Comprehensive loss	$(2,089)	$(958)	$(3,631)	$(1,551)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Six Months Ended December 31, 2024	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614
Issuance of stock awards	-	-	230	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	43	-	43
Stock-based compensation	-	-	-	-	460	-	-	460
Net loss	-	-	-	-	-	-	(1,586)	(1,586)
Balance at September 30, 2024	49	$-	40,326	$40	$13,285	$(226)	$12,432	$25,531
Issuance of stock awards	-	-	35	-	-	-	-	-

Loss on currency translation	-	-	-	-	-	(342)	-	(342)
Stock-based compensation	-	-	-	-	168	-	-	168
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(173)	-	(257)	-	-	(257)
Net loss	-	-	-	-	-	-	(1,747)	(1,747)
Balance at December 31, 2024	49	$-	40,188	$40	$13,196	$(568)	$10,685	$23,353

Six Months Ended December 31, 2023	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid - in Capital	Comprehensive (Loss) Income	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2023	49	$-	39,383	$39	$12,397	$(144)	$18,086	$30,378
Loss on currency translation	-	-	-	-	-	(94)	-	(94)
Stock-based compensation	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	-	(500)	(500)
Balance at September 30, 2023	49	-	39,383	39	12,490	(238)	17,586	29,877
Gain on currency translation	-	-	-	-	-	226	-	226
Stock-based compensation	-	-	-	-	115	-	-	115
Net loss	-	-	-	-	-	-	(1,183)	(1,183)
Balance at December 31, 2023	49	$-	39,383	$39	$12,605	$(12)	$16,403	$29,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,332)	$(1,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	307
Stock-based compensation	628	208
Loss on investments	1,130	479
Non-cash interest expense	203	-
Non-cash lease costs	359	338
Changes in operating assets and liabilities:
Accounts receivable	319	444
Prepaid income taxes and tax receivable	(904)	(623)
Inventories	(92)	(91)
Other assets	265	(147)
Accounts payable and accrued expenses	(175)	547
Lease liabilities	(365)	(342)
Net cash used in operating activities	(1,663)	(564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	2,185	8,992
Purchase of investments	(2,996)	(10,362)
Purchase of property and equipment	(53)	(30)
Payment of purchase consideration payable	(277)	-
Net cash used in investing activities	(1,141)	(1,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	3,690	-
Principal repayment of mortgage loan payable	(315)	(15)
Repurchase of shares to satisfy tax withholdings for restricted stock awards	(257)	-
Net cash provided by (used in) financing activities	3,118	(15)

Effect of exchange rate change on cash and cash equivalents	(99)	41

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	215	(1,938)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,523	8,586

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$5,738	$6,648

Cash and cash equivalents	$5,677	$6,214
Restricted cash	61	434
Total cash, cash equivalents and restricted cash	$5,738	$6,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2	$5
Income taxes (net of refunds received)	$31	$100
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount and loan fee added to note payable balance	$380	$-
Acquisition of operating right-of-use assets through operating lease liabilities	$690	$795

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), a Nevada corporation, is a diversified global holding company with a primary focus on the fund management and financial services industries in the United States (“U.S.”) and the United Kingdom (“U.K.”), including the emerging Fintech space. The operations of the Company’s wholly-owned subsidiaries are summarized as follows:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries which provide fund management services to exchange traded funds:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, based in Denver, Colorado, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is in New Albany, Ohio;

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive loss, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the three months and six months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. The condensed consolidated balance sheet as of June 30, 2024, has been derived from the audited consolidated financial statements at that date included in our annual report on Form 10-K for the year ended June 30, 2024, but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The information included in this Report should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2024.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated from the investment management fees from the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Fund
USO	$1,417	30%	$1,795	36%	$2,849	31%	$3,479	35%
UNG	1,257	27%	1,548	31%	2,463	26%	3,238	32%
UMI	753	16%	473	9%	1,388	15%	928	9%
All Others	1,258	27%	1,181	24%	2,576	28%	2,402	24%
Total	$4,685	100%	$4,997	100%	$9,276	100%	$10,047	100%

	December 31, 2024		June 30, 2024
	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$437	29%	$473	33%
UNG	413	27%	370	25%
UMI	266	17%	185	13%
All Others	404	27%	427	29%
Total	$1,520	100%	$1,455	100%

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

NOTE 3. NET INCOME (LOSS) PER SHARE

Basic net (loss) income per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of shares of Series B, Voting, Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights and each share of Series B Preferred Stock is convertible at any time into 20 shares of the Company’s common stock. Diluted net (loss) income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company excluded common stock equivalents from the diluted net loss per share calculation as their effect would be anti-dilutive as follows: 1.1 million, 1.4 million, 1.1 million and 1.4 million for the three months and six months ended December 31, 2024 and 2023, respectively. Since the Company generated a net loss in the quarter ended December 31, 2024, basic and diluted net (loss) income per share were the same.

Basic and diluted net income (loss) per share reflects the effects of shares potentially issuable upon conversion of the convertible Series B Preferred Stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(1,705)	39,876	$(0.04)	$(1,154)	39,410	$(0.03)
Net loss available to preferred shareholders	(42)	987	$(0.04)	(29)	987	$(0.03)
Basic and diluted net loss per share	$(1,747)	40,863	$(0.04)	$(1,183)	40,397	$(0.03)

	Six Months Ended December 31, 2024			Six Months Ended December 31, 2023
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(3,251)	39,868	$(0.08)	$(1,642)	39,410	$(0.04)
Net loss available to preferred shareholders	(81)	987	$(0.08)	(42)	987	$(0.04)
Basic and diluted net loss per share	$(3,332)	40,855	$(0.08)	$(1,684)	40,397	$(0.04)

NOTE 4. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	December 31,	June 30,
Restricted cash	2024	2024
Deposit restricted relating to account for Fintech app	$49	$50
Deposit for securing a lease bond	12	12
Total restricted cash	$61	$62

	December 31,	June 30,
Other current assets	2024	2024
Deposit for potential 9.9% equity interest in financial institution	$-	$1,800
Prepaid expenses and other current assets	961	1,234
Total other current assets	$961	$3,034

Included in the other current assets balance as of June 30, 2024 was a deposit of $1.8 million made in connection with the potential acquisition of a less than 10% equity interest in a U.S. domestic financial institution that was seeking certain regulatory approval. The regulatory approval was obtained in September 2024 and the deposit was then converted into an equity interest in the financial institution. After the regulatory approval, the $1.8 million was transferred from other current assets to other assets, non-current in the consolidated balance sheet as shown below in the table “Other Assets, non-current” below.

	December 31,	June 30,
Inventories	2024	2024
Raw materials and supplies	$1,268	$1,417
Finished goods	921	774
Total inventories	$2,189	$2,191

	December 31,	June 30,
Property and equipment, net	2024	2024
Manufacturing equipment	$1,935	$1,935
Land and building	575	575
Other equipment	847	827
Total property and equipment, gross	3,357	3,337
Accumulated depreciation	(2,336)	(2,171)
Total property and equipment, net	$1,021	$1,166

Depreciation expense for property and equipment was less than $0.1 million for the three months ended December 31, 2024 and 2023, respectively, and $0.1 million for the six months ended December 31, 2024 and 2023, respectively.

	December 31,	June 30,
Goodwill	2024	2024
Food products – Gourmet Foods	$275	$275
Security systems - Brigadier	351	351
Financial Services – Marygold & Co. (UK)	1,855	1,855
Total goodwill	$2,481	$2,481

	December 31,	June 30,
Other assets, non-current	2024	2024
Equity investment in a financial institution	$1,800	$-
Equity investment in a registered investment advisor	502	502
Deposits and other assets	87	117
Total other assets, non-current	$2,389	$619

The $1.8 million investment represents an equity interest of less than 10% in a domestic financial institution and the $0.5 million investment represents a 10% equity interest in a registered investment advisor. These equity interests do not have readily determinable fair values and are measured at cost minus impairment. There have been no impairments, downwards adjustments, nor upward adjustments during the periods presented nor cumulatively.

	December 31,	June 30,
Accounts payable and accrued expenses	2024	2024
Accounts payable	$1,768	$1,955
Accrued operating expenses	1,522	1,185
Accrued payroll, vacation and bonus payable	421	736
Taxes payable	71	145
Total	$3,782	$4,021

NOTE 5. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the organization of exchange traded products (ETPs) or exchange traded funds (ETFs) that are managed by USCF LLC or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exist are recorded at fair value with the change included in earnings in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2024 and June 30, 2024, the Company invested a total of $6.1 million and $7.5 million, respectively, in funds managed by USCF Advisers which are related parties and are included in other equities in the below table. In addition to the seed capital holdings in these funds, the Company also invests in marketable securities.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$2,779	$-	$-	$2,779
Other short-term investments	303	-	(1)	302
Other equities - related parties	7,074	-	(923)	6,151
Total short-term investments	$10,156	$-	$(924)	$9,232

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,788	$-	$-	$1,788
Other short-term investments	295	1	-	296
Other equities - related parties	7,394	73	-	7,467
Total short-term investments	$9,477	$74	$-	$9,551

During the six months ended December 31, 2024 and year ended June 30, 2024, respectively, there were no transfers between the fair value levels.

NOTE 6. BUSINESS COMBINATION

On January 31, 2024, Marygold UK entered into a Share Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), subject to certain closing conditions and regulatory approval requirements. The transaction closed on April 30, 2024 with an agreed upon purchase price of $1.2 million, subject to adjustment as provided for in the SPA. Marygold UK paid $0.7 million upon the closing, $0.3 million during the quarter ended December 31, 2024 and the balance of the purchase price of $0.2 million is required to be paid in the quarter ended December 31, 2025 as provided in the SPA. Step-By-Step is an asset manager and investment advisor based in Staffordshire, England with $37.7 million in assets under management as of December 31, 2024. In addition to growing the business through increasing assets under management, Marygold UK expects to expand the fintech mobile app services offered in the U.S. into the U.K. through the established contacts and certifications held by Step-By-Step.

NOTE 7. INTANGIBLE ASSETS

	December 31, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.0	$1,540	$(723)	$817
Brand name	1.2	414	(353)	61
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	1.5	218	(109)	109
Total		$2,403	$(1,185)	$1,218

	June 30, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.4	$1,540	$(624)	$916
Brand name	1.7	414	(332)	82
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	2.0	218	(72)	146
Total		$2,403	$(1,028)	$1,375

Total amortization expense for intangible assets was $0.1 million for each of the three months ended December 31, 2024 and 2023 and $0.2 million for each of the six months ended December 31, 2024 and 2023.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2025 (remainder of the fiscal year)	$162
2026	290
2027	147
2028	147
2029	147
Thereafter	325
Total	$1,218

NOTE 8. NOTES PAYABLE

On September 19, 2024, we entered into a note purchase agreement the (“Purchase Agreement”) with Streeterville Capital, LLC (“Holder”), pursuant to which we agreed to issue and sell to Holder a secured promissory note in an initial principal amount of $4,380,000 (“Initial Note”) payable on or before 24 months from the issuance date (“Maturity Date”) and, upon the satisfaction of certain conditions in the Purchase Agreement, up to one additional secured promissory note (“Subsequent Note,” Initial Note and Subsequent Note, “Notes”). The initial principal amount of the Notes includes an original issue discount of 9% and expenses that the Company agreed to pay to the Holder to cover the Holder’s transaction costs. The original issue discount of the Initial Note was $360,000. Interest on the principal amount of the Notes accrues at a rate of 9% per annum. The Company may pay all or any portion of the amount owed under the Notes earlier than it is due. All payments made under the Notes, including any repayments, are subject to an additional payment amount equal to 6% of the portion of the outstanding balance being repaid. The Subsequent Note would have a principal amount of $2,180,000, which will have terms substantially similar to the terms of the Initial Note. The original issue discount of the Subsequent Note, if issued, would be $180,000.

The Purchase Agreement contains certain covenants and agreements, including that we will not pledge or grant any lien or security interest in our or our subsidiaries’ assets without the Holder’s prior written consent and that we will file reports under the Securities Exchange Act timely, and that our shares will continue to be listed or quoted on the NYSE American or Nasdaq. Also, without the Holder’s prior written consent, we may not: issue, incur or guarantee any debt obligations other than trade payables in the ordinary course; issue any security that has conversion rights in which the number of shares varies with the market price of our shares; issue any securities convertible into our shares with a conversion price that varies with the market price of our shares; issue any securities that have a conversion or exercise price subject to a reset due to a change in the market price of our shares or upon the occurrence of certain events related to our business (but excluding certain standard antidilution protection for any reorganization, recapitalization, noncash dividend, stock split or similar transaction); issue any securities pursuant to an equity line of credit, standby equity purchase agreement or similar arrangement. The Purchase Agreement also contains a most favored nations provision that provides we will grant to the Holder the same terms as we offer any subsequent investor in our debt securities and certain arbitration provisions in the event of a claim arising under the Purchase Agreement and other transaction documents.

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

Beginning on the date that is six months from the issuance date until the applicable Note is paid in full, each month the Holder has the right to require the Company to redeem up to an aggregate of $400,000 with respect to the Initial Note and $200,000 with respect to the Subsequent Note plus any interest accrued thereunder and an additional payment amount equal to 6% of the principal amount. The Company has the right to defer such redemption payments that Holder could otherwise elect to make three times by providing advance written notice to Holder. If the Company exercises its deferral right, the outstanding balance is automatically increased by 0.85% for each instance that the deferral right is exercised by Company, which cannot be exercised more than once every ninety calendar days.

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

As of December 31, 2024, the note payable balance outstanding, net of the original issue discount and fees paid, was $3.9 million, of which $3.5 million is due within 12 months from December 31, 2024 and the remaining balance of $0.4 million is due prior to September 30, 2026. The effective interest rate for this note is 41.3%.

As of June 30, 2024, Brigadier had an outstanding principal balance of $0.3 million due related to the purchase of its Saskatoon office land and building. The bank loan matured and was paid off in full in July 2024.

NOTE 9. STOCKHOLDERS’ EQUITY

Stock-based Compensation

During the six months ended December 31, 2024, the following activity occurred under the Company’s Equity Incentive Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2024	540,881	$1.34	681,013	$1.15
Granted	100,000	$1.45	264,890	$1.45
Released	-	$-	(575,319)	$1.24
Outstanding at December 31, 2024	640,881	$1.35	370,584	$1.22
Exercisable at December 31, 2024	209,445	$1.38

The fair value of the options granted during the six months ended December 31, 2024 was $1.34 per share which was estimated using the following assumptions:

Three and Six Months Ended December 31, 2024
Expected volatility	137%
Expected term	6.1 years
Risk-free interest rate	4.5%
Expected dividend yield	0%

As of December 31, 2024, there was $0.5 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 2.6 years. The weighted average remaining contractual life of the outstanding stock options as of December 31, 2024 was 8.6 years. As of December 31, 2024, there was $0.4 million of unrecognized compensation expense related to outstanding restricted stock awards (RSAs) that will be recognized over a remaining weighted average period of 1.5 years. The total stock-based compensation expense recognized during the quarters ended December 31, 2024 and 2023 were $0.2 million and $0.1 million, respectively, and the six month periods ended December 31, 2024 and 2023 were $0.6 million and $0.2 million, respectively.

During the quarter ended December 31, 2024, the Company repurchased 173,220 common shares from an employee for approximately $0.3 million to cover employee payroll taxes in connection with restricted stock awards. No similar transactions occurred during the three or six months ended December 31, 2023.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

For each of the three months ended December 31, 2024 and 2023, the Company’s combined lease costs were $0.2 million and for the six months ended December 31, 2024 and 2023 were $0.5 million and $0.4 million, respectively. The lease costs were recorded under general and administrative expense in the statements of operations. During the six months ended December 31, 2024, the Company renewed leases in New Zealand and the US which increased the right-of-use assets and lease liabilities by $0.7 million.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases	Finance Lease	Total
Remainder of fiscal 2025	$359	$9	$368
2026	566	18	584
2027	322	18	340
2028	154	17	171
2029	-	17	17
Thereafter	-	44	44
Total minimum lease payments	1,401	123	1,524
Less: present value discount	(122)	(27)	(149)
Total lease liabilities	$1,279	$96	$1,375

The weighted average remaining lease term for the Company’s operating leases was 2.1 years as of December 31, 2024 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 6.8 years as of December 31, 2024 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As the Company builds out its Fintech application, it enters into agreements with various service providers. As of December 31, 2024, Marygold has future payment commitments with its primary service vendors totaling $0.9 million, including $0.8 million due during the remainder of fiscal 2025 and $0.1 million due in fiscal 2026.

Litigation

From time to time, the Company and its subsidiaries may be involved in legal proceedings arising in the ordinary course of their respective businesses. Except as described below, there are no material pending legal proceedings against the Company or its subsidiaries. USCF LLC is an indirect wholly owned subsidiary of the Company. USCF LLC, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF LLC are not currently party to any material legal proceedings.

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

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934 as amended (“Securities Exchange Act”), and Rule 10b-5 under the Securities Exchange Act. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees. The Amended Lucas Class Complaint named as defendants USCF LLC, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

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

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

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

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Nicholas D. Gerber, Robert L. Nguyen, Gordon L. Ellis, Malcolm R. Fobes, III, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

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

No accrual or reserve has been made with respect to the above legal matters as of the period ended December 31, 2024, or the year ended June 30, 2024. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters. Although we are vigorously contesting the litigation claims discussed above, in the near term it is reasonably possible that we may be required to establish a reserve or an accrual in the future depending upon the outcome of any of the foregoing litigation matters. An adverse outcome in any of these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions were less than $0.1 million for each of the three months ended December 31, 2024 and 2023 and less than $0.2 million for each of the six months ended December 31, 2024 and 2023.

NOTE 11. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties for financial accounting purposes. The Company’s fund management revenue, totaling $4.7 million and $5.0 million for the three months ended December 31, 2024 and 2023, respectively, and $9.3 million and $10.0 million for the six months ended December 31, 2024 and 2023, respectively, were earned from these related parties. Accounts receivable, totaling $1.5 million as of both December 31, 2024 and June 30, 2024, were owed from the funds that may be deemed related parties. USCF Investments, from time to time, provides initial seed capital investments in connection with the organization of ETP and ETF funds that USCF LLC manages. As of December 31, 2024 and June 30, 2024, the Company invested a total of $6.1 million and $7.5 million, respectively, in funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 41% and 45% of the outstanding shares of or other interest in these funds as of December 31, 2024 and June 30, 2024, respectively. Included in interest and dividend income on the consolidated statements of operations are $1.0 million and $0.1 million for the three months ended December 31, 2024 and 2023, respectively, and $1.1 million and $0.2 million for the six months ended December 31, 2024 and 2023, respectively, of dividends earned from these related party investments.

USCF Advisers is contractually obligated to pay license fees up to $0.9 million to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2025 and 2026. The amount of license fee accrued as an expense during the three months ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively, and during the six months ended December 31, 2024 and 2023 was $0.5 million and $0.2 million, respectively.

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

NOTE 13. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”) who is our Chief Executive Officer reviews revenues and profits in assessing segment performance and deciding how to allocate cash and other resources. Asset information by segment is not reported as the CODM does not evaluate segments on the basis of assets at each segment.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue from external customers:
Fund management - related party	$4,685	$4,997	$9,276	$10,047
Food products	1,688	1,920	3,510	3,649
Beauty products	832	842	1,430	1,617
Security systems	585	570	1,274	1,123
Financial services	214	128	423	256
Total revenue	$8,004	$8,457	$15,913	$16,692

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating (loss) income:
Fund management - related party	$832	$1,241	$1,793	$2,975
Food products	58	205	50	215
Beauty products	(61)	(117)	(234)	(436)
Security systems	58	72	191	143
Financial services	(1,703)	(1,480)	(3,286)	(3,004)
Corporate headquarters	(1,010)	(918)	(2,510)	(1,927)
Total operating loss	$(1,826)	$(997)	$(3,996)	$2,034

NOTE 14. SUBSEQUENT EVENTS

On January 28, 2025, the Company closed on the sale of an aggregate of 2,050,000 shares of its common stock, $0.001 par value per share (“Common Stock”), at a price to the public of $1.10 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated January 26, 2025 (“Underwriting Agreement”), between the Company and the Maxim Group LLC (“Maxim”) as sole underwriter and book-running manager for the offering (“Offering”). Pursuant to the Underwriting Agreement, the Company granted the underwriter a 45-day option to purchase up to an additional 307,500 shares of its Common Stock at the public offering price before deduction of underwriting discounts and commissions (“Overallotment Option”). As of the date of this Report, Maxim has not exercised its Overallotment Option.

The Company estimates that the net proceeds of the offering to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, will be approximately $1,850,000. The Company intends to use a portion of the net proceeds from the Offering to retire or reduce debt, make additional investments in its financial services operations, and for other general working capital and corporate purposes.

Pursuant to the Underwriting Agreement, the Company has agreed that, until January 25, 2026, Maxim will have a right of first refusal to act as sole managing underwriter and sole book runner, sole placement agent, or sole sales agent, for any and all future registered offerings or private placements of the Company’s equity, equity-linked or debt securities for which we retain the service of an underwriter, agent, advisor, finder or other person or entity in connection with such offering during such period. Also, the Company has agreed not to offer to retain any entity or person in connection with such an offering on terms more favorable than the terms on which the Company offers to retain Maxim.

Subject to certain limited exceptions, the Company has agreed for a period of 120 days after the closing of the Offering not to (i) offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities without Maxim’s prior written consent; and (ii) each of the Company’s directors, officers, and affiliates who are holders of the Company’s shares as of January 26, 2025, (and all holders of securities exercisable for or convertible into shares of our common stock) have agreed, for a period of 120 days after the closing of the Offering, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of the Company’s securities, including shares of Common Stock issuable upon exercise of currently outstanding options granted to any such person; provided that the Company’s employees who are issued shares pursuant to its employee incentive plans that have vested or vest in the future are not subject to such restriction. Maxim may in its sole discretion and at any time without notice release some or all of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. When determining whether or not to release shares from the lock-up agreements, Maxim will consider, among other factors, the security holder’s reasons for requesting release, the number of shares for which the release is being requested and market conditions at the time.

Pursuant to the Underwriting Agreement, the Company agreed to indemnify Maxim against liabilities relating to the Offering arising under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), as well as liabilities arising from the material breach of any of the representations and warranties the Company made in the Underwriting Agreement, and to contribute to payments that Maxim may be required to make for these liabilities.

The foregoing description of the Underwriting Agreement is not complete and is qualified in its entirety by reference to the full text of the Underwriting Agreement, a copy of which was filed as an exhibit to its Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2025.

The foregoing does not constitute an offer to sell or the solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state or other jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, and the unaudited consolidated financial statements and the accompanying notes thereto included in this Report for the relevant period and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Report. See “Item 1 - Financial Statements (Unaudited).”

Forward-Looking Statements

In addition to historical financial information, the following MD&A contains forward-looking statements that involve certain risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements.” Our results of operations and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this Report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2024.

Overview

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”), is a holding company which operates through its wholly owned subsidiaries engaged in certain diverse business activities listed below but with a primary focus on the fund management and financial services industries in the U.S. and U.K.:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, based in Denver, Colorado, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is in New Albany, Ohio;

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

Recent Developments

Refer to “Liquidity and Capital Resources – Recent Note Financing” and “—Recent Equity Financing,” below.

Summary Results of Operations

	Three Months Ended December 31,		Percentage
(in thousands, except percentages)	2024	2023	Change
Revenue	$8,004	$8,457	-5%
Cost of revenue	2,076	2,091	-1%
Gross profit	5,928	6,366	-7%
Operating expenses	7,754	7,363	5%
Loss from operations	(1,826)	(997)	83%
Other expense, net	(403)	(368)	10%
Loss before income taxes	(2,229)	(1,365)	63%
Benefit from income taxes	(482)	182	165%
Net loss	$(1,747)	$(1,183)	48%

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Revenue decreased by $0.5 million or 5% for the quarter ended December 31, 2024 as a result of lower revenue in our fund management segment of $0.3 million and in our food products segment of $0.2 million. The decrease in fund management revenue was driven by a decrease in average Assets Under Management (“AUM”). Average AUM for the quarter ended December 31, 2024 was $3.1 billion compared to $3.5 billion for the quarter ended December 31, 2023. The decrease in average AUM in the quarter ended December 31, 2024 was due to commodity price fluctuations and the high-interest rate environment, along with geopolitical and economic uncertainty. The decrease in food products revenue was due to was due to a temporary cancellation of certain product categories sold to national grocery chains pending price increase acceptance.

Gross profit decreased by $0.4 million or 7%, driven by the reduced revenue from the lower average AUM as described above.

Operating expenses increased by $0.4 million or 5% driven by an increase in fund operations due to an increase in sub-advisory and license fees.

Loss from operations increased by $0.8 million or 83% driven by reduced profits of $0.4 million from the U.S. fund management segment and $0.1 million from food products as described above and increased losses of $0.2 million from financial services due to the increased build out of our Fintech app.

Total other income (expense), net was relatively flat for the quarter ended December 31, 2024 compared to the prior year quarter; however, the interest and dividend income increased by $0.9 million and other expense, net increased by $0.6 million. Included in the interest and dividend income for the quarter ended December 31, 2024 was $1.0 million of dividend income from related party investments and offset by $1.0 million in unrealized losses on related party investments included in other expense, net as a result of the reduction in the net asset values of the related party investments from the payment of the dividends.

Benefit from income taxes increased by $0.3 million or 165% driven by the increase in the loss before income taxes for the reasons explained above.

Net loss increased by $0.6 million or 48% and was driven by decreased profits from our fund management business due to lower average AUM and increased losses from our financial services business as we continue to develop our Fintech app.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percentage
(in thousands, except percentages)	2024	2023	Change
Revenue
Fund management - related party	$4,685	$4,997	-6%
Food products	1,688	1,920	-12%
Beauty products	832	842	-1%
Security systems	585	570	3%
Financial services	214	128	67%
Total revenue	$8,004	$8,457	-5%

Operating Income (Loss)
Fund management - related party	$832	$1,241	-33%
Food products	58	205	-72%
Beauty products	(61)	(117)	-48%
Security systems	58	72	-19%
Financial services	(1,703)	(1,480)	15%
Corporate headquarters	(1,010)	(918)	10%
Total operating loss	$(1,826)	$(997)	83%

Reportable Segments

Quarter Ended December 31, 2024 Compared with Quarter Ended December 31, 2023

U.S. Fund Management – Related Party - USCF Investments

USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each Fund. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the quarter ended December 31, 2024 was $3.1 billion compared to $3.5 billion for the quarter ended December 31, 2023. As a result of lower average AUM for the current quarter when compared to the quarter ended December 31, 2023, revenue decreased by $0.3 million or 6%. The decrease in average AUM in the quarter ended December 31, 2024 was due to commodity price fluctuations and the high-interest rate environment, along with the impact of geopolitical and economic uncertainty.

Operating income decreased by $0.4 million or 33% driven by the decrease in average AUM as described above and a net increase in total operating expenses relating to sub-advisory and license fees.

Food Products - Gourmet Foods

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies and sausage rolls and 2) a digital printing business (Printstock Products Limited) which prints specialty food wrappers. Total food products revenue decreased by $0.2 million or 12% for the quarter ended December 31, 2024 as compared to 2023, the result of decreases at both our printing business and our bakery business. The decrease of $0.1 million or 8% in our printing business was due to the timing of job completion and invoicing. The decrease of $0.2 million or 15% in our bakery business was due to a temporary cancellation of certain product categories sold to national grocery chains pending price increase acceptance.

Operating income decreased by $0.1 million or 72% for the quarter ended December 31, 2024 compared to the prior year quarter which was driven by the decrease in revenue for both the printing and bakery businesses.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue was consistent at $0.8 million for both quarters ended December 31, 2024 and 2023.

Operating loss decreased by less than $0.1 million or 48% for the quarter ended December 31, 2024 as compared to 2023 as a result of the elimination of amortization expense associated with the impairment of intangible assets at the end of the prior fiscal year.

Security Systems - Brigadier

Brigadier earns revenue from recurring alarm monitoring fees charged to residential customers, and from hardware sales and installations of access controls for commercial customers. Revenues from monitoring residual fees remained relatively static while sales and installations of larger commercial installations increased for the quarter ended December 31, 2024 as compared to 2023. Revenue increased but was offset by an increase in cost of goods sold, producing a relatively flat operating income. The larger commercial accounts generate more revenue and profits but take longer to complete, thus may produce spikes or declines in revenue and profits for specific reporting periods. As the residential consumer segment of the industry becomes more complex due to the bundling of services, including alarm monitoring, offered by larger telecom companies, we expect to focus even more heavily on the commercial and public facilities customers in the coming years.

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US has developed and launched a mobile banking fintech app which is expected to earn revenue in the form of management fees based on a percentage of the amount of account holder funds are invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders use our debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app has earned only de minimis revenues. Operating costs are comprised of development team salaries and expenses, fees paid to third party vendors, fees paid to our sponsoring bank, marketing costs and staff salaries. For the quarter ended December 31, 2024, Marygold US incurred an operating loss of $1.5 million as compared with an operating loss of $1.4 million for the quarter ended December 31, 2023. These losses and negative cash flows are expected to continue for the coming fiscal year.

Marygold UK is a U.K. holding company which operates through its two wholly-owned subsidiaries Marygold & Co. Limited f/k/a Tiger Financial and Asset Management Limited and Step By Step Financial Planners, both of whom are registered investment advisors who earn revenues based on the amount of AUM and from the sale of financial products, including insurance, to customers in the U.K.

Our total U.K. Financial Services revenue, derived entirely from Marygold UK, for the quarter ended December 31, 2024, increased by $0.1 million or 67% to $0.2 million as compared to $0.1 million for the quarter ended December 31, 2023. The increase was driven by the incremental revenue of $0.1 million from Step-By-Step, which was acquired in April 2024. Operating loss increased by $0.2 million due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $1.7 million for the current quarter as compared to a loss of $1.5 million for the quarter ended December 31, 2023.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters increased by $0.1 million, or 10%, for the quarter ended December 31, 2024 as compared to same period in 2023. The increased loss was driven by higher stock-based compensation expenses from additional equity grants during the quarter ended December 31, 2024.

Summary Results of Operations

	Six Months Ended December 31,		Percentage
(in thousands, except percentages)	2024	2023	Change
Revenue	$15,913	$16,692	-5%
Cost of revenue	4,203	4,128	2%
Gross profit	11,710	12,564	-7%
Operating expenses	15,706	14,598	8%
Loss from operations	(3,996)	(2,034)	96%
Other expense, net	(302)	(134)	125%
Loss before income taxes	(4,298)	(2,168)	98%
Benefit from income taxes	966	484	100%
Net loss	$(3,332)	$(1,684)	98%

Six Months Ended December 31, 2024 Compared with Six Months Ended December 31, 2023

Revenue decreased by $0.8 million or 5% for the six months ended December 31, 2024 driven by a decrease in average Assets Under Management (“AUM”) in our U.S. fund management business. Average AUM for the six months ended December 31, 2024 was $3.1 billion compared to $3.5 billion for the six months ended December 31, 2023, a decrease of $0.4 billion or 11%. The decrease in AUM in the six months ended December 31, 2024 was due to commodity price fluctuations and the high-interest rate environment, along with geopolitical and economic uncertainty.

Gross profit decreased by $0.9 million or 7% for the reasons described above for the reduced revenue plus cost of revenue increased by $0.1 million compared to the six months ended December 31, 2023.

Operating expenses increased by $1.1 million or 8% as a result of the following. General and administrative expenses increased by $0.4 million or 8% driven by increased costs associated with our Fintech app development including additional software and security infrastructure in the UK. Salaries and compensation increased by $0.5 million or 9% compared to the six months ended December 31, 2023 driven by increased stock-based compensation expenses plus increased compensation at USCF. Fund operations increased by $0.5 million or 21% driven by increased costs associated with managing more funds. Partially offsetting these increased operating expenses was a decrease in marketing and advertising of $0.3 million or 17% as a result of prior year increased spending for new products at Original Sprout as well as from the Fintech app and new fund launches.

Total other income (expense), net decreased by $0.2 million or 125% for the six months ended December 31, 2024 compared to the same period in the prior year; however, the interest and dividend income line item increased by $0.9 million and other expense, net increased by $0.7 million. Included in the interest and dividend income for the six months ended December 31, 2024 was $1.1 million of dividend income from related party investments and offsetting that was $1.0 million in unrealized losses on related party investments included in other expense, net as a result of the reduction in the net asset values of the related party investments from the payment of the dividends.

Benefit from income taxes increased by $0.5 million or 100% driven by the increase in the loss before income taxes for the reasons explained above.

Net loss increased by $1.6 million or 98% and was driven by decreased profits from our fund management business due to lower average AUM, increased losses in our financial services segment as we continue to develop our Fintech app and higher stock-based compensation charges.

SEGMENT RESULTS OF OPERATIONS

	Six Months Ended December 31,		Percentage
(in thousands, except percentages)	2024	2023	Change
Revenue
Fund management - related party	$9,276	$10,047	-8%
Food products	3,510	3,649	-4%
Beauty products	1,430	1,617	-12%
Security systems	1,274	1,123	13%
Financial services	423	256	65%
Total revenue	$15,913	$16,692	-5%

Operating Income (Loss)
Fund management - related party	$1,793	$2,975	-40%
Food products	50	215	-77%
Beauty products	(234)	(436)	-46%
Security systems	191	143	33%
Financial services	(3,286)	(3,004)	9%
Corporate headquarters	(2,510)	(1,927)	30%
Total operating loss	$(3,996)	$(2,034)	96%

Reportable Segments

Six months Ended December 31, 2024 Compared with Six months Ended December 31, 2023

U.S. Fund Management – Related Party - USCF Investments

Average AUM for the six months ended December 31, 2024 was $3.1 billion compared to $3.5 billion for the six months ended December 31, 2023. As a result of lower average AUM for the current six months when compared to the six months ended December 31, 2023, revenue decreased by $0.8 million or 8%. The decrease in average AUM in the six months ended December 31, 2024 was due to commodity price fluctuations and the high-interest rate environment, along with the impact of geopolitical and economic uncertainty.

Operating income decreased by $1.2 million or 40% driven by the decrease in average AUM as described above and increased fund operations expenses of $0.5 million or 21% as a result of increased sub-advisory and license fees, fund accounting and administration costs connected to new funds.

Food Products - Gourmet Foods

Total food products revenue decreased by $0.1 million or 4% for the six months ended December 31, 2024 as compared to 2023, which was the net result of an increase at our printing business of $0.1 million and a decrease at our bakery business of $0.3 million. The increase of $0.1 million or 9% in our printing business was due to the timing of job completion and invoicing as opposed to changes in the business climate. The decrease of $0.3 million or 12% at our bakery business was due to a temporary cancellation of certain product categories sold to national grocery chains that commenced in the current fiscal year.

Operating income decreased by $0.2 million or 77% for the six months ended December 31, 2024 compared to the prior year period which was driven by a non-recurring cost of goods sold adjustment coupled with a depreciation charge taken for its solar electricity system and partially offset by increased profits from the sale of higher margin products at our bakery business.

Beauty Products – Original Sprout

Revenue decreased by $0.2 million or 12% driven by the efforts to control the discounted price of products sold online by authorized resellers. This trend is expected to continue for the remainder of the current fiscal year as Original Sprout reduces the number of authorized Internet sales channels and repositions its products for a larger presence on store shelves.

Operating loss decreased by $0.2 million or 46% for the six months ended December 31, 2024 as compared to 2023 as a result of reduced marketing costs and a nominal price increase to domestic distributors.

Security Systems - Brigadier

Revenues from monitoring residual fees remained relatively static while sales and installations of larger commercial installations increased for the six months ended December 31, 2024 as compared to 2023. Revenue increased by $0.2 million or 13% and operating income increased by less than $0.1 million or 33% driven by increased sales to commercial customers. The larger commercial accounts generate more revenue and profit but take longer to complete, thus may produce spikes or declines in revenue and profits for specific reporting periods. As the residential consumer segment of the industry becomes more complex due to the bundling of services, including alarm monitoring, offered by larger telecom companies, we expect to focus even more heavily on the commercial and public facilities customers in the coming years.

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Marygold US incurred an operating loss of $3.0 million for both the six months ended December 31, 2024 and 2023. These losses and negative cash flows are expected to continue for the coming fiscal year.

Our total Financial Services revenue, derived entirely from Marygold UK, for the six months ended December 31, 2024 increased by $0.2 million or 65% as compared to the six months ended December 31, 2023. The increase was primarily driven by the incremental revenue from Step-By-Step, which was acquired in April 2024. Operating loss increased by less than $0.3 million due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $3.3 million for the current six months as compared to a loss of $3.0 million for the six months ended December 31, 2023.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters increased by $0.6 million, or 30%, for the six months ended December 31, 2024 as compared to same period in 2023. The increased loss was driven by higher stock-based compensation expenses from additional outstanding equity grants during the six months ended December 31, 2024.

Liquidity and Capital Resources

The Marygold Companies is a diversified holding company that conducts its individual business operations through its subsidiaries. At the holding-company level, its liquidity needs relate to operational expenses, the funding of additional business acquisitions and new investment opportunities. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company and the subsidiary level. There are generally no legal limitations or constraints on the movement of funds between the entities, however there are potential tax consequences for funds moved from foreign subsidiaries to the parent company. Additionally, our registered investment advisor subsidiaries are required to maintain certain minimum capital requirements.

As of December 31, 2024, we had $5.7 million of cash and cash equivalents on a consolidated basis as compared to $5.5 million as of June 30, 2024, a increase of $0.2 million or 4%. Our cash used in operating activities for the six months ended December 31, 2024 was $1.7 million. For the six months ended December 31, 2024, the Company made additional expenditures of $2.7 million with regard to the development of our mobile Fintech app. We have invested a total of $18 million in the Fintech app since Marygold’s inception. In September 2024, we entered into a financing arrangement under which we borrowed $4.4 million and have the potential to borrow an additional $2.2 million. The financing arrangement also gives the lender the right but not the obligation to provide an additional $10.0 million in financing to us on the same terms as the initial loans. We expect that we will require additional financing to fund our fintech operations over the coming 12 months. As the funding requirements become known, we will decide upon the source of the additional capital. Despite these cash investments and expenses, our working capital position remains strong at $14.4 million as of December 31, 2024.

Recent Equity Financing

On January 28, 2025, we closed on the sale of an aggregate of 2,050,000 shares of our common stock, $0.001 par value per share (“Common Stock”) at a price to the public of $1.10 per share (before deduction of underwriting discounts and commissions) in a firm commitment underwritten public offering (“Offering”) pursuant to an underwriting agreement, dated January 26, 2025 (“Underwriting Agreement”), between us and the Maxim Group LLC (“Maxim”), as sole underwriter and book-running manager for the Offering. Pursuant to the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to an additional 307,500 shares of Common Stock at the public offering price before deduction of underwriting discounts and commissions (“Overallotment Option”). As of the date of this Report, Maxim has not exercised its Overallotment Option and there can be no assurance that it will do so.

The net proceeds of the Offering to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $1,850,000. We intend to use the net proceeds from the Offering to retire or reduce debt, make additional investments in our financial services operations, and for other general working capital and corporate purposes.

Based on our current operating plan which we expect may include continued additional investments in our mobile Fintech app, we may need to raise additional funds through one or more debt and/or equity financing to meet our operating and cash needs. There can be no assurance we will be able to raise such additional financing or upon terms acceptable to us. In the event we are unable to obtain additional financing in an amount or upon terms acceptable to us, we expect to reduce or curtail our investment in the development of our Fintech app.

Lease Liability

The Company has various leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.4 million as of December 31, 2024. During the six months ended December 31, 2024, the Company renewed leases in New Zealand and the US which increased the right-of-use assets and lease liabilities by $0.7 million. The obligations will reduce over the passage of time through periodic lease payments. See Note 10 for further analysis of this obligation.

Recent Note Financing

On September 19, 2024, we entered into a note purchase agreement (“Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Holder”), pursuant to which we agreed to issue and sell to Holder a secured promissory note in an initial principal amount of $4,380,000 (“Initial Note”) payable on or before 24 months from the issuance date (“Maturity Date”) and, upon the satisfaction of certain conditions in the Purchase Agreement, up to one additional secured promissory note (“Subsequent Note,” Initial Note and Subsequent Note, “Notes”). The initial principal amount of the Notes includes an original issue discount of 9% and expenses the Company agreed to pay to the Holder to cover the Holder’s transaction costs. The original issue discount of the Initial Note was $360,000. Interest on the principal amount of the Notes accrues at a rate of 9% per annum. The Company may pay all or any portion of the amount owed under the Notes earlier than it is due. All payments made under the Notes, including any repayments, are subject to an additional amount payable equal to 6% of the portion of the outstanding balance being repaid. The Subsequent Note would have a principal amount of $2,180,000, which will have terms substantially similar to the terms of the Initial Note. The original issue discount on the Subsequent Note, if issued, will be $180,000.

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

Beginning on the date that is six months from the issuance date until the applicable Note is paid in full, each month the Holder has the right to require the Company to redeem up to an aggregate of $400,000 with respect to the Initial Note and $200,000 with respect to the Subsequent Note plus any interest accrued thereunder and an additional amount payable equal to 6% of the principal amount and accrued interest redeemed. The Company has the right to defer such redemption payments that Holder could otherwise elect to make three times by providing advance written notice to Holder. If Company exercises its deferral right, the outstanding balance automatically increases by 0.85% for each instance that the deferral right is exercised by Company, which cannot be exercised more than once every ninety calendar days.

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

As of December 31, 2024, the note payable balance outstanding, net of the original issue discount and fees paid, was $3.9 million, of which $3.5 million is due within 12 months from December 31, 2024 and the remaining balance of $0.4 million is due prior to September 30, 2026. The effective interest rate for this note is 41.3%.

In July 2024, Brigadier repaid its mortgage loan of $0.3 million in full that was secured with the land and building in Canada.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2024, USCF Investments held investment positions in four of its 40 Act funds, USG (ticker changed from GLDX in March 2024), ZSB, USE and ZSC of $1.5 million, $0.2 million, $2.4 million, and $2.1 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 5 to our Financial Statements.

Dividends

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our businesses and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments or under Nevada corporations’ law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Accounting Officer conducted evaluations of our disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurances that the information required to be disclosed in the periodic reports we file or submit under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

Our management, including our Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 10. Commitments And Contingencies – Litigation” in our Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

We are subject to certain risks and uncertainties in our business operations. In addition to the risks described below, you should carefully consider the factors discussed under “Item 1A -Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024 (“2024 Form 10-K”). The risks discussed in our 2024 Form 10-K and the risks discussed below could materially affect our business, financial condition, results of operations and the market for our shares. The risks described in our 2024 Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Risks Related to our Recent Note Financing

We may be unable to generate sufficient cash flows from operations to repay amounts due under our recent debt financing or other obligations we have incurred which could adversely affect our business, including our ability to further develop and market our Fintech app, as well as our financial condition, results of operations, and our stock price.

In September 2024, we entered into a significant debt financing transaction, which has increased our debt obligations. See “Liquidity and Capital Resources” in our MD&A. This indebtedness could limit our ability to operate effectively and may expose us to various risks, including:

●	An inability to repay debt when due: Our cash flow may not be sufficient to meet our debt service obligations, especially if our revenues and/or cash flows from operations decline or if we encounter unforeseen operational or other challenges. Failure to repay this debt when due could lead to a default under the terms of our debt agreements.

●	Event of default consequences: The occurrence of an event of default under our debt agreements could result in the acceleration of our indebtedness, requiring immediate repayment of outstanding amounts, an increase in the amount due, and a requirement to pay an increased (or default) rate of interest on the outstanding amount due. Our obligations under the debt agreements are secured by a pledge of our shares in USCF Investments and a security interest in all our assets enabling the lender to foreclose on our assets upon the occurrence of an event of default. Further, the performance of our obligations under the debt agreements is guaranteed by the Gerber Trust and our obligations under the note are secured by a pledge of all the shares of Marygold owned by the Gerber Trust, of which our CEO is a trustee. An event of a default under the debt agreements could force us to liquidate assets, seek additional financing, or restructure our obligations, all of which may adversely affect our liquidity, financial condition, results of operations, and stock price. There can be no assurance we will be able to liquidate our assets, restructure our indebtedness, or obtain additional financing upon terms acceptable to us, or at all.

●	Restrictive covenants: Our debt agreements contain certain covenants that restrict our operational flexibility, including limitations on mergers and acquisitions, sales of assets, and our ability to engage in certain equity linked financing transactions in which the conversion or exercise price of any debt or other equity linked securities we issue in the transaction varies with the market price of our shares or upon the occurrence of certain trigger events, and other strategic initiatives. Our non-compliance with these covenants could lead to an event of default and further exacerbate our financial position.

Failure to manage these risks effectively or repay our debt when due could result in severe financial and operational consequences, including a potential reduction in the market price of our securities and a negative impact on our shareholders.

In addition to the net proceeds we received from our recent equity and debt financings, we may need to raise additional equity or debt financing to continue the development and marketing of our Fintech app, to fund ongoing operations, invest in acquisitions, and for working capital purposes. Our inability to raise such additional financing may limit our ability to continue the development of our Fintech app.

In 2019, through our wholly owned subsidiary, Marygold & Co., we began development of our peer-to-peer Fintech digital money app. As of December 31, 2024, we have invested approximately $18 million in the development of our Fintech app and we have continued to invest in its development. However, our Fintech app is not a mature business and has generated minimal revenue to date. The financial technology industry is occupied by certain well-financed competitors with capital resources to fund marketing campaigns and the continued development and enhancement of such services. We received approximately $1.9 million in net proceeds from our recent equity financing which closed on January 28, 2024, and intend to use such net proceeds to retire or repay outstanding indebtedness, make further capital contributions to our Marygold & Co. subsidiaries in the U.S. and U.K., and for general working capital and corporate purposes. In addition to the net proceeds we received from our recent equity financing and in view of our commitment to pay down indebtedness, we may need to raise additional equity or debt financing to continue supporting the continued development and marketing of our financial technology business, our ongoing operations, and in order to make any future acquisitions. If a decision is made to continue to make capital investments in our financial technology division there can be no assurance our Fintech business will be successful or generate sufficient or any significant revenues, although our ability to predict revenue generation from our subsidiaries may not be accurate from time to time. Continued investment in our Fintech app could have a material adverse effect on our operations, our financial condition, and results of operations, and the market for our shares, including if our revenues from operations, financial condition, and market for our shares are negatively impacted by events outside of our control. Further, negative economic events could hinder the ability of our businesses to effectively compete in the various industries in which we operate which may create a need to raise additional financing in the future. There can be no assurance we will be able to raise such additional financing or upon terms that are acceptable to us. Any failure to raise additional financing as and when needed could have a negative impact on our financial condition and on our ability to further support our current and future business plans and strategies and on our ability to continue further development of our Fintech app and may require us to suspend, temporarily or otherwise, its future development.

Also, if we issue additional shares in a financing, any such issuance could be dilutive to our existing shareholders. See “Liquidity and Capital Resources – Recent Note Financing” and “- Recent Equity Financing.”

We may decide to promote our Fintech app to third party financial institutions or other payment providers as a license, fee-based service, or otherwise, in the event, in addition to the net proceeds we received from our recent equity financing, financing is not available on terms acceptable to us or at all, and in sufficient amounts to continue to fund our Fintech app development.

In the event we are unable to raise additional financing to further develop our Fintech app business discussed above, management may, as an alternative, seek to enter arrangements to license or otherwise offer our Fintech app to third parties, including financial institutions and other payment providers in the U.S. and abroad. Although management believes there are several financial institutions and other payment providers in the U.S. and abroad who may be interested in a consumer faced mobile app such as ours, there can be no assurance we will be successful in monetizing our app in its current state of development to these third parties through license, fee-based user, or other arrangement.

Risks Related to our Business and Structure

We may face double taxation on certain income earned by our non-U.S. subsidiaries.

Under the Internal Revenue Code (“Code”) provisions governing the taxation of income earned by “controlled foreign corporations,” most or all of the income earned by our non-U.S. subsidiaries will be subject to U.S. federal income tax in the year earned, even if not distributed to Marygold and even if fully taxed in the foreign countries in which those subsidiaries are organized or operate. Although the Code provides for foreign tax credit relief with respect to the foreign income taxes imposed on such income, that relief is limited in several respects that could have the effect of subjecting the same income to both U.S. and foreign income taxation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

THE MARYGOLD COMPANIES, INC.

Dated: February 5, 2025	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Scott A. West
Scott A. West
Principal Accounting Officer

