Form 10-Q
period 2025-03-31
Marygold Companies, Inc.
filed 2025-05-08
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, 42,836,751 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 13,302 shares of Series B Convertible, Voting Preferred Stock (“Series B Preferred Stock”) were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), the Private Securities Litigation Reform Act of 1995, and other federal securities laws which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments Inc.;

●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;

●	our continued investments in the development and marketing of our Fintech application (“app”) and the uncertainty of the acceptance thereof and its ability to generate sufficient revenue to meet or cover or exceed development expenditures incurred to date;

●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products or services, to expand sales to our customers, and to convince our existing customers to continue using our services and products;

●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;

●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategies with respect thereto;

●	the ability of our operating subsidiaries to successfully penetrate enterprise and other markets;

●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;

●	the attraction and retention of key personnel;

●	our ability to effectively manage our growth and future expenses;

●	the incurrence of additional indebtedness and our ability to repay our existing indebtedness when due or at all, including in connection with our recent debt financing transaction;

●	our ability to raise additional financing in connection with further development of our fintech app and to cover our operating losses;

●	worldwide economic conditions, the uncertainty of President Trump’s raising U.S. tariffs on all imports, a reduction in global economic growth forecasts creating pressure on interest rates and further exacerbating supply chain disruption in conjunction with the after-effects from the economic disruption imposed by the COVID-19 pandemic, and the conflicts in Ukraine and the Middle East, and their impact on spending;

●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations; and

●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion.

The foregoing list does not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, this Report and our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2025	June 30, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,321	$5,461
Accounts receivable, net (of which $1,302 and $1,455, respectively, due from related parties)	2,319	2,678
Inventories	2,145	2,191
Prepaid income tax and tax receivable	1,131	1,338
Investments, at fair value	11,303	9,551
Other current assets	703	3,034
Total current assets	21,922	24,253

Restricted cash	62	62
Property and equipment, net	997	1,166
Operating lease right-of-use assets	1,108	974
Goodwill	2,481	2,481
Intangible assets, net	1,131	1,375
Deferred tax assets, net	1,969	1,969
Other assets	3,799	619
Total assets	$33,469	$32,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,667	$4,021
Lease liabilities, current portion	614	620
Purchase consideration payable, current portion	242	277
Notes payable, current portion	3,663	315
Total current liabilities	8,186	5,233

Purchase consideration payable, net of current portion	-	237
Lease liabilities, net of current portion	647	455
Deferred tax liabilities, net	360	360
Total long-term liabilities	1,007	1,052
Total liabilities	9,193	6,285

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized
Series B: 13 and 49 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 42,837 and 40,096 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	43	40
Additional paid-in capital	15,125	12,825
Accumulated other comprehensive loss	(565)	(269)
Retained earnings	9,673	14,018
Total stockholders’ equity	24,276	26,614
Total liabilities and stockholders’ equity	$33,469	$32,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Revenue
Fund management - related party	$4,093	$4,406	$13,369	$14,453
Food products	1,505	1,836	5,014	5,485
Beauty products	641	858	2,071	2,475
Security systems	568	650	1,842	1,773
Financial services	220	130	644	385
Revenue	7,027	7,880	22,940	24,571

Cost of revenue	1,755	2,323	5,958	6,449

Gross profit	5,272	5,557	16,982	18,122

Operating expense
Salaries and compensation	2,605	2,690	8,699	8,279
General and administrative expense	2,191	2,166	7,117	6,730
Fund operations	1,140	1,295	4,118	3,752
Marketing and advertising	697	745	2,103	2,426
Depreciation and amortization	143	132	445	439
Total operating expenses	6,776	7,028	22,482	21,626

Loss from operations	(1,504)	(1,471)	(5,500)	(3,504)

Other income (expense):
Interest and dividend income	78	259	1,293	580
Interest expense	(325)	(5)	(718)	(12)
Other income (expense), net	432	333	(692)	(116)
Total other income (expense), net	185	587	(117)	452

Loss before income taxes	(1,319)	(884)	(5,617)	(3,052)

Benefit from income taxes	307	355	1,273	840

Net loss	$(1,012)	$(529)	$(4,344)	$(2,212)

Weighted average shares of common stock
Basic and diluted	40,816	40,401	40,843	40,401

Net loss per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.11)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Net loss	$(1,012)	$(529)	$(4,344)	(2,212)
Foreign currency translation gain (loss)	3	(234)	(296)	(101)
Comprehensive loss	$(1,009)	$(763)	$(4,640)	(2,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
Nine Months Ended March 31, 2025	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614
Issuance of stock awards	-	-	230	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	43	-	43
Stock-based compensation	-	-	-	-	460	-	-	460
Net loss	-	-	-	-	-	-	(1,586)	(1,586)
Balance at September 30, 2024	49	-	40,326	40	13,285	(226)	12,432	25,531
Issuance of stock awards	-	-	35	-	-	-	-	-
Loss on currency translation	-	-	-	-	-	(342)	-	(342)
Stock-based compensation	-	-	-	-	168	-	-	168
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(173)	-	(257)	-	-	(257)
Net loss	-	-	-	-	-	-	(1,747)	(1,747)
Balance at December 31, 2024	49	-	40,188	40	13,196	(568)	10,685	23,353
Sale of common stock, less offering costs	-	-	2,050	2	1,847	-	-	1,849
Cancellation of stock awards	-	-	(85)	-	-	-	-	-
Conversion of Series B Preferred Stock into Common Stock	(36)	-	721	1	(1)	-	-	-
Gain on currency translation	-	-	-	-	-	3	-	3
Stock-based compensation	-	-	-	-	97	-	-	97
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(37)	-	(14)	-	-	(14)
Net loss	-	-	-	-	-	-	(1,012)	(1,012)
Balance at March 31, 2025	13	$-	42,837	$43	$15,125	$(565)	$9,673	$24,276

	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
Nine Months Ended March 31, 2024	Number of Shares	Amount	Number of Shares	Par Value	Paid - in Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2023	49	$-	39,383	$39	$12,397	$(144)	$18,086	$30,378
Loss on currency translation	-	-	-	-	-	(94)	-	(94)
Stock-based compensation	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	-	(500)	(500)
Balance at September 30, 2023	49	-	39,383	39	12,490	(238)	17,586	29,877
Gain on currency translation	-	-	-	-	-	226	-	226
Stock-based compensation	-	-	-	-	115	-	-	115
Net loss	-	-	-	-	-	-	(1,183)	(1,183)
Balance at December 31, 2023	49	-	39,383	39	12,605	(12)	16,403	29,035
Loss on currency translation	-	-	-	-	-	(234)	-	(234)
Stock-based compensation	-	-	-	-	109	-	-	109
Net loss	-	-	-	-	-	-	(529)	(529)
Balance at March 31, 2024	49	$-	39,383	$39	$12,714	$(246)	$15,874	$28,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,344)	$(2,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	439
Stock-based compensation	725	317
Loss on investments	683	160
Non-cash interest expense	373	-
Non-cash lease costs	518	530
Changes in operating assets and liabilities:
Accounts receivable	297	498
Prepaid income taxes and tax receivable	(1,225)	(964)
Inventories	(36)	117
Other assets	528	(389)
Accounts payable and accrued expenses	(299)	815
Lease liabilities	(483)	(533)
Net cash used in operating activities	(2,818)	(1,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	3,186	11,521
Purchase of investments	(5,621)	(11,817)
Purchase of property and equipment	(53)	(30)
Deposit related to investment (see Note 3)	-	(1,800)
Payment of purchase consideration payable	(277)	(629)
Net cash used in investing activities	(2,765)	(2,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	3,690	-
Principal repayment on note payable	(400)	-
Principal repayment of mortgage loan payable	(315)	(11)
Sale of common stock, less offering costs	1,849	-
Repurchase of shares to satisfy tax withholdings for restricted stock awards	(271)	-
Net cash provided by (used in) financing activities	4,553	(11)

Effect of exchange rate change on cash and cash equivalents	(110)	(94)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,140)	(4,082)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,523	8,586

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$4,383	$4,504

Cash and cash equivalents	$4,321	$4,490
Restricted cash	62	14
Total cash, cash equivalents and restricted cash	$4,383	$4,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$222	$13
Income taxes (net of refunds received)	$38	$116
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount and loan fee added to note payable balance	$380	$-
Acquisition of operating right-of-use assets through operating lease liabilities	$690	$795

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

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), a Nevada corporation, is a diversified global holding company with a primary focus on the fund management and financial services industries in the United States (“U.S.”) and the United Kingdom (“U.K.”), including the emerging Fintech space. The operations of the Company’s wholly-owned subsidiaries are summarized as follows:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries which provide fund management services to exchange traded funds:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, based in Walnut Creek, California, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is also in Walnut Creek, California;

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive loss, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the three months and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. The condensed consolidated balance sheet as of June 30, 2024, has been derived from the audited consolidated financial statements at that date included in our annual report on Form 10-K for the year ended June 30, 2024, but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The information included in this Report should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2024.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated from the investment management fees from the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Fund
USO	$1,127	28%	$1,583	36%	$3,976	30%	$5,062	35%
UNG	906	22%	1,225	28%	3,369	25%	4,462	31%
UMI	784	19%	490	11%	2,172	16%	1,418	10%
All Others	1,276	31%	1,108	25%	3,852	29%	3,511	24%
Total	$4,093	100%	$4,406	100%	$13,369	100%	$14,453	100%

	March 31, 2025		June 30, 2024
	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$350	27%	$473	33%
UNG	223	17%	370	25%
UMI	262	20%	185	13%
All Others	467	36%	427	29%
Total	$1,302	100%	$1,455	100%

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

NOTE 3. NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of shares of Series B, Voting, Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights and each share of Series B Preferred Stock is convertible at any time into 20 shares of the Company’s common stock. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company excluded common stock equivalents from the diluted net loss per share calculation as their effect would be anti-dilutive as follows: 0.8 million, 0.8 million, 1.3 million and 1.3 million for the three months and nine months ended March 31, 2025 and 2024, respectively. Since the Company generated a net loss in the three and nine months ended March 31, 2025, basic and diluted net loss per share were the same.

Basic and diluted net loss per share reflects the effects of shares potentially issuable upon conversion of the convertible Series B Preferred Stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(1,005)	40,550	$(0.02)	$(516)	39,414	$(0.01)
Net loss available to preferred shareholders	(7)	266	$(0.02)	(13)	987	$(0.01)
Basic and diluted net loss per share	$(1,012)	40,816	$(0.02)	$(529)	40,401	$(0.01)

	Nine Months Ended March 31, 2025			Nine Months Ended March 31, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(4,316)	40,577	$(0.11)	$(2,158)	39,414	$(0.05)
Net loss available to preferred shareholders	(28)	266	$(0.11)	(54)	987	$(0.05)
Basic and diluted net loss per share	$(4,344)	40,843	$(0.11)	$(2,212)	40,401	$(0.05)

NOTE 4. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	March 31,	June 30,
Restricted cash	2025	2024
Deposit restricted relating to account for Fintech app	$50	$50
Deposit for securing a lease bond	12	12
Total restricted cash	$62	$62

	March 31,	June 30,
Other current assets	2025	2024
Deposit for potential 9.9% equity interest in financial institution	$-	$1,800
Prepaid expenses and other current assets	703	1,234
Total other current assets	$703	$3,034

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

	March 31,	June 30,
Inventories	2025	2024
Raw materials and supplies	$1,242	$1,417
Finished goods	903	774
Total inventories	$2,145	$2,191

	March 31,	June 30,
Property and equipment, net	2025	2024
Manufacturing equipment	$1,936	$1,935
Land and building	575	575
Other equipment	854	827
Total property and equipment, gross	3,365	3,337
Accumulated depreciation	(2,368)	(2,171)
Total property and equipment, net	$997	$1,166

Depreciation expense for property and equipment was less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and $0.2 million for the nine months ended March 31, 2025 and 2024, respectively.

	March 31,	June 30,
Goodwill	2025	2024
Food products – Gourmet Foods	$275	$275
Security systems - Brigadier	351	351
Financial Services – Marygold & Co. (UK)	1,855	1,855
Total goodwill	$2,481	$2,481

	March 31,	June 30,
Other assets, non-current	2025	2024
Equity investment in a financial institution	$1,800	$-
Equity investment in a registered investment advisor	502	502
Prepaid income tax and tax receivable, non-current	1,435	-
Deposits and other assets	62	117
Total other assets, non-current	$3,799	$619

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

	March 31,	June 30,
Accounts payable and accrued expenses	2025	2024
Accounts payable	$2,294	$1,955
Accrued operating expenses	1,004	1,185
Accrued payroll, vacation and bonus payable	326	736
Taxes payable	43	145
Total	$3,667	$4,021

NOTE 5. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the organization of exchange traded products (ETPs) or exchange traded funds (ETFs) that are managed by USCF LLC or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exist are recorded at fair value with the change included in earnings in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2025 and June 30, 2024, the Company held a total of $6.5 million and $7.5 million, respectively, in funds managed by USCF Advisers which are related parties and are included in other equities in the table below. In addition to the seed capital holdings in these funds, the Company also invests in marketable securities.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	March 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$4,509	$-	$-	$4,509
Other short-term investments	308	-	(1)	307
Other equities - related parties	6,950	-	(463)	6,487
Total short-term investments	$11,767	$-	$(464)	$11,303

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,788	$-	$-	$1,788
Other short-term investments	295	1	-	296
Other equities - related parties	7,394	73	-	7,467
Total short-term investments	$9,477	$74	$-	$9,551

During the nine months ended March 31, 2025 and year ended June 30, 2024, respectively, there were no transfers between the fair value levels.

NOTE 6. BUSINESS COMBINATION

On January 31, 2024, Marygold UK entered into a Share Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), subject to certain closing conditions and regulatory approval requirements. The transaction closed on April 30, 2024 with an agreed upon purchase price of $1.2 million, subject to adjustment as provided for in the SPA. Marygold UK paid $0.7 million upon the closing, $0.3 million during the quarter ending December 31, 2024 and the balance of the purchase price of $0.2 million is required to be paid in the quarter ended December 31, 2025 as provided in the SPA. Step-By-Step is an asset manager and investment advisor based in Staffordshire, England with $39.3 million in assets under management as of March 31, 2025. In addition to growing the business through increasing assets under management, Marygold UK has expanded the fintech mobile app services developed in the U.S. into the U.K. through the established contacts and certifications held by Step-By-Step.

NOTE 7. INTANGIBLE ASSETS

	March 31, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	4.8	$1,540	$(772)	$768
Brand name	1.1	414	(373)	41
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	1.2	218	(127)	91
Total		$2,403	$(1,272)	$1,131

	June 30, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.4	$1,540	$(624)	$916
Brand name	1.7	414	(332)	82
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	2.0	218	(72)	146
Total		$2,403	$(1,028)	$1,375

Total amortization expense for intangible assets was $0.1 million for each of the three months ended March 31, 2025 and 2024 and $0.2 million and $0.3 million for the nine months ended March 31, 2025 and 2024, respectively.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2025 (remainder of the fiscal year)	$75
2026	290
2027	147
2028	147
2029	147
Thereafter	325
Total	$1,131

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

As of March 31, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $3.7 million, all of which is due within 12 months from March 31, 2025 assuming no deferral rights are exercised. The effective interest rate for this note is 41.3%.

As of June 30, 2024, Brigadier had an outstanding principal balance of $0.3 million due related to the purchase of its Saskatoon office land and building. The bank loan matured and was paid off in full in July 2024.

NOTE 9. STOCKHOLDERS’ EQUITY

Public Stock Offering

On January 28, 2025, the Company closed on the sale of an aggregate of 2,050,000 shares of its common stock, $0.001 par value per share (“Common Stock”), at a price to the public of $1.10 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated January 26, 2025 (“Underwriting Agreement”), between the Company and the Maxim Group LLC (“Maxim”) as sole underwriter and book-running manager for the offering (“Offering”). Pursuant to the Underwriting Agreement, the Company granted the underwriter a 45-day option to purchase up to an additional 307,500 shares of its Common Stock at the public offering price before deduction of underwriting discounts and commissions (“Overallotment Option”). Maxim did not exercise its Overallotment Option.

The net proceeds of the offering to the Company, after deducting underwriting discounts and commissions and offering expenses, was $1.8 million. The Company intends to use a portion of the net proceeds from the Offering to retire or reduce debt, make additional investments in its financial services operations, and for other general working capital and corporate purposes.

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

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA requires that, until May 28, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the Offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. During the quarter ended March 31, 2025, we did not sell any shares pursuant to the EDA.  The offer and sale, if any, of our shares of common stock under the EDA will be made pursuant to our shelf registration statement on Form S-3 which was filed with the SEC on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein, and a prospectus supplement that was filed by the Company with the SEC on March 7, 2025.

Stock-based Compensation

During the nine months ended March 31, 2025, the following activity occurred under the Company’s Equity Incentive Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2024	540,881	$1.34	681,013	$1.15
Granted	100,000	$1.45	264,890	$1.45
Released	-	$-	(622,349)	$1.23
Forfeited	(173,221)	$1.37	(84,632)	$1.14
Outstanding at March 31, 2025	467,660	$1.35	238,922	$1.28
Exercisable at March 31, 2025	229,188	$1.37

The fair value of the options granted during the nine months ended March 31, 2025 was $1.34 per share which was estimated using the following assumptions:

Three and Nine Months Ended March 31, 2025
Expected volatility	137%
Expected term	6.1 years
Risk-free interest rate	4.5%
Expected dividend yield	0%

As of March 31, 2025, there was $0.3 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 2.6 years. The weighted average remaining contractual life of the outstanding stock options as of March 31, 2025 was 6.3 years. As of March 31, 2025, there was $0.2 million of unrecognized compensation expense related to outstanding restricted stock awards (RSAs) that will be recognized over a remaining weighted average period of 1.1 years. The total stock-based compensation expense recognized during the quarters ended March 31, 2025 and 2024 were each $0.1 million and the nine-month periods ended March 31, 2025 and 2024 were $0.7 million and $0.3 million, respectively.

During the three and nine months ended March 31, 2025, the Company repurchased 37,597 and 210,817 common shares, respectively, from employees for less than $0.1 million and approximately $0.3 million, respectively, to cover employee payroll taxes in connection with restricted stock awards. No similar transactions occurred during the three or nine months ended March 31, 2024.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

For each of the three months ended March 31, 2025 and 2024, the Company’s combined lease costs were $0.2 million and for the nine months ended March 31, 2025 and 2024 were $0.5 million and $0.6 million, respectively. The lease costs were recorded under general and administrative expense in the statements of operations. During the nine months ended March 31, 2025 and 2024, the Company renewed leases which increased the right-of-use assets and lease liabilities by $0.7 million and $0.8 million, respectively.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases	Finance Lease	Total
Remainder of fiscal 2025	$210	$4	$214
2026	569	18	587
2027	324	18	342
2028	154	18	172
2029	-	18	18
Thereafter	-	44	44
Total minimum lease payments	1,257	120	1,377
Less: present value discount	(92)	(24)	(116)
Total lease liabilities	$1,165	$96	$1,261

The weighted average remaining lease term for the Company’s operating leases was 2.0 years as of March 31, 2025 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 6.6 years as of March 31, 2025 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As the Company builds out its Fintech application, it enters into agreements with various service providers. As of March 31, 2025, Marygold has future payment commitments with its primary service vendors totaling $0.4 million, including $0.3 million due during the remainder of fiscal 2025 and $0.1 million due in fiscal 2026.

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

No accrual or reserve has been made with respect to the above legal matters for the nine months ended March 31, 2025, or the year ended June 30, 2024. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters. Although we are vigorously contesting the litigation claims discussed above, in the near term it is reasonably possible that we may be required to establish a reserve or an accrual in the future depending upon the outcome of any of the foregoing litigation matters. An adverse outcome in any of these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions were less than $0.1 million for each of the three months ended March 31, 2025 and 2024 and less than $0.2 million for each of the nine months ended March 31, 2025 and 2024.

NOTE 11. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties for financial accounting purposes. The Company’s fund management revenue, totaling $4.1 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively, and $13.4 million and $14.5 million for the nine months ended March 31, 2025 and 2024, respectively, were earned from these related parties. Accounts receivable, totaling $1.3 million and $1.5 million as of March 31, 2025 and June 30, 2024, respectively, were owed from the funds that may be deemed related parties. USCF Investments, from time to time, provides initial seed capital investments in connection with the organization of ETP and ETF funds that USCF LLC manages. As of March 31, 2025 and June 30, 2024, the Company held a total of $6.5 million and $7.5 million, respectively, in funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 38% and 45% of the outstanding shares of or other interest in these funds as of March 31, 2025 and June 30, 2024, respectively. Included in interest and dividend income on the consolidated statements of operations are $0.1 million for both the three months ended March 31, 2025 and 2024, respectively, and $1.1 million and $0.2 million for the nine months ended March 31, 2025 and 2024, respectively, of dividends earned from these related party investments.

USCF Advisers is no longer contractually obligated to pay license fees to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2025 and 2026 as both parties agreed to reduce the license fee. The amount of license fee accrued as an expense during the three months ended March 31, 2025 and 2024 was zero and $0.1 million, respectively, and during the nine months ended March 31, 2025 and 2024 was $0.5 million and $0.2 million, respectively.

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

NOTE 13. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”) who is our Chief Executive Officer reviews revenues and profits in assessing segment performance and deciding how to allocate cash and other resources. Asset and expense information by segment is not reported as the CODM does not evaluate segments on the basis of assets and expenses at each segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue from external customers:
Fund management - related party	$4,093	$4,406	$13,369	$14,453
Food products	1,505	1,836	5,014	5,485
Beauty products	641	858	2,071	2,475
Security systems	568	650	1,842	1,773
Financial services	220	130	644	385
Total revenue	$7,027	$7,880	$22,940	$24,571

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating (loss) income:
Fund management - related party	$828	$827	$2,620	$3,802
Food products	68	(6)	118	209
Beauty products	(127)	(191)	(361)	(626)
Security systems	90	117	281	260
Financial services	(1,539)	(1,419)	(4,824)	(4,423)
Corporate headquarters	(824)	(799)	(3,334)	(2,726)
Total operating loss	$(1,504)	$(1,471)	$(5,500)	$(3,504)

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

Forward-Looking Statements

In addition to historical financial information, the following MD&A contains forward-looking statements that involve certain risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements.” Our results of operations and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this Report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

Overview

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”), is a diversified global holding company that operates through its wholly-owned subsidiaries with a primary focus on the fund management and financial services industries in the United States (“US”) and United Kingdom (“UK”), including the emerging Fintech space. The operations of the Company’s wholly-owned subsidiaries are summarized below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly-owned subsidiaries which provide fund management services to exchange traded fund and products:

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, based in Walnut Creek, California, and its wholly-owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business office is also in Walnut Creek, California;

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly-owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

Recent Developments

Refer to “Liquidity and Capital Resources – Recent Note Financing” and “—Recent Equity Financing,” below.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Summary Results of Operations

	Three Months Ended March 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue	$7,027	$7,880	-11%
Cost of revenue	1,755	2,323	-24%
Gross profit	5,272	5,557	-5%
Operating expenses	6,776	7,028	-4%
Loss from operations	(1,504)	(1,471)	2%
Other income, net	185	587	-68%
Loss before income taxes	(1,319)	(884)	49%
Benefit from income taxes	307	355	-14%
Net loss	$(1,012)	$(529)	91%

Revenue decreased by $0.9 million or 11% for the quarter ended March 31, 2025 as a result of a decrease in revenue from our U.S. fund management segment of $0.3 million (or 7%), a decrease in revenue from our food products segment of $0.3 million (or 18%), and a decrease in our beauty products segment of $0.2 million (or 25%). The decrease in U.S. fund management revenue was driven by a decrease in average Assets Under Management (“AUM”). Average AUM for the quarter ended March 31, 2025 was $2.6 billion compared to $3.0 billion for the quarter ended March 31, 2024. The decrease in average AUM in the quarter ended March 31, 2025 was due to commodity price fluctuations, along with geopolitical and economic uncertainty. The decrease in food products revenue was due to a temporary cancellation of certain product categories sold to national grocery chains pending price increase acceptance as well as the timing of job completions. The decrease in beauty products revenue was driven by the discontinuation of sales to domestic distributors who sold our products specifically on Amazon.

Gross profit decreased by $0.3 million or 5%, driven by the reduced revenue from the lower average AUM as described above.

Operating expenses decreased by $0.3 million or 4% driven by variable operating expenses tied to AUM were lower for the quarter as well as lower license fees and general and administrative expenses.

Loss from operations was relatively flat at $1.5 million compared to the prior year quarter as a result of the decrease in gross profit that was offset by the decrease in operating expenses as described above.

Total other income, net decreased by $0.4 million or 68% for the quarter ended March 31, 2025 compared to the prior year quarter driven by increased interest expense as a result of the borrowing under our recent note financing.

Net loss increased by $0.5 million or 91% and was driven by increased interest expense as a result of the borrowing under our recent note financing.

Reportable Segments

Quarter Ended March 31, 2025, Compared with Quarter Ended March 31, 2024

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue
Fund management - related party	$4,093	$4,406	-7%
Food products	1,505	1,836	-18%
Beauty products	641	858	-25%
Security systems	568	650	-13%
Financial services	220	130	69%
Total revenue	$7,027	$7,880	-11%

Operating (Loss) Income
Fund management - related party	$828	$827	-%
Food products	68	(6)	-1,233%
Beauty products	(127)	(191)	-34%
Security systems	90	117	-23%
Financial services	(1,539)	(1,419)	8%
Corporate headquarters	(824)	(799)	3%
Total operating loss	$(1,504)	$(1,471)	2%

U.S. Fund Management – Related Party - USCF Investments

USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each Fund. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the quarter ended March 31, 2025 was $2.6 billion compared to $3.0 billion for the quarter ended March 31, 2024. As a result of lower average AUM for the current quarter when compared to the quarter ended March 31, 2024, revenue decreased by $0.3 million or 7%. The decrease in average AUM in the quarter ended March 31, 2025 was due to commodity price fluctuations, along with the impact of geopolitical and economic uncertainty.

Operating income remained flat at $0.8 million for the quarters ended March 31, 2025 and 2024 driven by variable operating expenses that are tied to lower average AUM for the quarter as well as lower license fees and general and administrative expenses.

Food Products - Gourmet Foods

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies and sausage rolls and 2) a digital printing business (Printstock Products Limited) which prints specialty food wrappers. Total food products revenue decreased by $0.3 million or 18% for the quarter ended March 31, 2025 as compared to 2024, the result of decreases at both our printing business and our bakery business. The decrease of $0.1 million or 16% in our printing business was due to the timing of job completion and invoicing. The decrease of $0.1 million or 9% in our bakery business was due to a temporary cancellation of certain product categories sold to national grocery chains pending price increase acceptance. The remaining $0.1 million decrease is attributed to negative changes in currency translation for the current quarter when compared to the prior year comparable quarter.

Despite the decrease in revenue for the quarter ended March 31, 2025, operating income increased by $0.1 million as compared to the quarter ended March 31, 2024. The increase in operating income is due to a focus on the sale of higher margin products coupled with a decrease in selling expenses at Gourmet Foods.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue decreased by $0.2 million or 25% driven by the discontinuation of sales to domestic distributors who sold Original Sprout products specifically on Amazon.

Operating loss decreased by less than $0.1 million or 34% for the quarter ended March 31, 2025 as compared to 2024 as a result of the elimination of amortization expense associated with the impairment of intangible assets at the end of the prior fiscal year.

Security Systems - Brigadier

Brigadier earns revenue from two primary sources. The company sells to residential customers alarm monitoring contracts and installations on behalf of a telecom provider for whom it is a dealer. These contracts result in recurring monthly residuals comprising approximately 50% of revenues. Remaining revenues are derived from sales and installation of access controls, alarm, video, and fire panel alarm monitoring hardware to commercial businesses and publicly owned facilities. Revenues from monitoring residual fees remained relatively static while sales and installations of larger commercial installations increased for the quarter ended March 31, 2025 as compared to 2024. Revenue decreased by less than $0.1 million or 13% and operating income was relatively flat at $0.1 million. The larger commercial accounts generate more revenue and profits but take longer to complete, thus may produce spikes or declines in revenue and profits for specific reporting periods. As the residential consumer segment of the industry becomes more complex due to the bundling of services, including alarm monitoring, offered by larger telecom companies, we expect to focus even more heavily on the commercial and public facilities customers in the coming years.

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app has earned only de minimis revenues. As a result, the Company has decided to pause the offering and operating the app in the US and focus on launching the app in the UK instead. Operating costs are comprised of development team salaries and expenses, fees paid to third party vendors, fees paid to our sponsoring bank, marketing costs and staff salaries. For the quarter ended March 31, 2025, Marygold US incurred an operating loss of $1.3 million as compared with an operating loss of $1.4 million for the quarter ended March 31, 2024. As a result of our decision to pause the offering and operating the app in the US, the losses and negative cash flows from Marygold US are expected to be significantly reduced for the remainder of this fiscal year.

Marygold UK is a U.K. holding company which operates through its two wholly-owned subsidiaries Marygold & Co. Limited f/k/a Tiger Financial and Asset Management Limited and Step By Step Financial Planners, both of whom are registered investment advisors who earn revenues based on the amount of AUM and from the sale of financial products, including insurance, to customers in the U.K.

Our total U.K. Financial Services revenue, derived entirely from Marygold UK, for the quarter ended March 31, 2025, increased by $0.1 million or 70% to $0.2 million as compared to $0.1 million for the quarter ended March 31, 2024. The increase was driven by the incremental revenue of $0.1 million from Step-By-Step, which was acquired in April 2024. Operating loss increased by $0.2 million due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $1.5 million for the current quarter as compared to a loss of $1.4 million for the quarter ended March 31, 2024.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters was relatively flat at $0.8 million for the quarter ended March 31, 2025 as compared to same period in 2024.

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

Summary Results of Operations

	Nine Months Ended March 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue	$22,940	$24,571	-7%
Cost of revenue	5,958	6,449	-8%
Gross profit	16,982	18,122	-6%
Operating expenses	22,482	21,626	4%
Loss from operations	(5,500)	(3,504)	57%
Other (expense) income, net	(117)	452	-126%
Loss before income taxes	(5,617)	(3,052)	84%
Benefit from income taxes	1,273	840	52%
Net loss	$(4,344)	$(2,212)	96%

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

Revenue decreased by $1.6 million or 7% for the nine months ended March 31, 2025, driven by a decrease in revenue from our U.S. fund management segment of $1.1 million (or 8%), a decrease in revenue from our food products segment of $0.5 million (or 9%), and a decrease in revenue from our beauty products segment of $0.4 million (or 16%). The decrease in revenue from our U.S. fund management business arose from a decrease in average AUM for the period. Average AUM in our U.S. fund management business for the nine months ended March 31, 2025, was $3.0 billion compared to $3.3 billion for the nine months ended March 31, 2024, a decrease of $0.3 billion or 9%. The decrease in AUM in the nine months ended March 31, 2025, was due to commodity price fluctuations, along with geopolitical and economic uncertainty. The decrease in revenue from the food products segment was driven by a temporary cancellation of certain product categories at our bakery business sold to national grocery chains that commenced in the current fiscal year. The decrease in revenue from our beauty products segment was driven by the efforts to control the discounted price of products sold online by authorized resellers.

Gross profit decreased by $1.1 million or 6% driven by the decrease in revenue from our U.S. fund management business as described above.

Operating expenses increased by $0.9 million or 4% as a result of the following. General and administrative expenses increased by $0.4 million or 6% driven by increased costs associated with our Fintech app development including additional software and security infrastructure in the UK. Salaries and compensation increased by $0.4 million or 5% compared to the nine months ended March 31, 2024 driven by increased stock-based compensation expenses. Fund operations increased by $0.4 million or 10% driven by increased costs associated with managing more funds. Partially offsetting these increased operating expenses was a decrease in marketing and advertising of $0.3 million or 13% as a result of prior year increased spending for new products at Original Sprout as well as from the Fintech app and new fund launches.

Total other income, net decreased by $0.6 million or 126% for the nine months ended March 31, 2025 compared to the same period in the prior year; however, the interest and dividend income line item increased by $0.7 million and other income (expense), net decreased by $0.6 million. Included in the interest and dividend income for the nine months ended March 31, 2025 was $1.1 million of dividend income from related party investments offset by $0.5 million in unrealized losses on related party investments included in other expense, net as a result of the reduction in the net asset values of the related party investments from the payment of the dividends. Interest expense increased by $0.7 million as a result of our recent note financing.

Benefit from income taxes increased by $0.4 million or 52% driven by the increase in the loss before income taxes for the reasons explained above.

Net loss increased by $2.1 million or 96% and was driven by decreased profits from our fund management business due to lower average AUM and increased interest expense as a result of the borrowing under our recent note financing.

Reportable Segments

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

SEGMENT RESULTS OF OPERATIONS

	Nine Months Ended March 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue
Fund management - related party	$13,369	$14,453	-8%
Food products	5,014	5,485	-9%
Beauty products	2,071	2,475	-16%
Security systems	1,842	1,773	4%
Financial services	644	385	67%
Total revenue	$22,940	$24,571	-7%

Operating Income (Loss)
Fund management - related party	$2,620	$3,802	-31%
Food products	118	209	-44%
Beauty products	(361)	(626)	-42%
Security systems	281	260	8%
Financial services	(4,824)	(4,423)	9%
Corporate headquarters	(3,334)	(2,726)	22%
Total operating loss	$(5,500)	$(3,504)	57%

U.S. Fund Management – Related Party - USCF Investments

Average AUM for the nine months ended March 31, 2025 was $3.0 billion compared to $3.3 billion for the nine months ended March 31, 2024. As a result of lower average AUM for the current nine months when compared to the nine months ended March 31, 2024, revenue decreased by $1.1 million or 8%. The decrease in average AUM during the nine months ended March 31, 2025 was due to commodity price fluctuations, along with the impact of geopolitical and economic uncertainty.

Operating income decreased by $1.2 million or 31% driven by the decrease in average AUM as described above and increased fund operations expenses of $0.4 million as a result of increased sub-advisory and license fees, fund accounting and administration costs connected to new funds.

Food Products - Gourmet Foods

Total food products revenue decreased by $0.5 million or 9% for the nine months ended March 31, 2025 as compared to 2024, which was the net result of a decrease at our bakery business of $0.5 million. The decrease was due to a temporary cancellation of certain product categories sold to national grocery chains that commenced in the current fiscal year.

Operating income decreased by $0.1 million or 44% for the nine months ended March 31, 2025 compared to the prior year period which was driven by a non-recurring cost of goods sold adjustment coupled with a depreciation charge taken for its solar electricity system and partially offset by increased profits from the sale of higher margin products at our bakery business.

Beauty Products – Original Sprout

Revenue decreased by $0.4 million or 16% driven by the efforts to control the discounted price of products sold online by authorized resellers. This trend is expected to continue for the remainder of the current fiscal year as Original Sprout reduces the number of authorized Internet sales channels, recovers control over its price points, and repositions its products for a larger presence on store shelves.

Operating loss decreased by $0.3 million or 42% for the nine months ended March 31, 2025 as compared to 2024 as a result of reduced marketing costs and the elimination of amortization charges from intangible assets from the impairment charge taken in June 2024.

Security Systems - Brigadier

Revenues from monitoring residual fees remained relatively static while sales and installations of larger commercial installations increased for the nine months ended March 31, 2025 as compared to 2024. Revenue increased by $0.1 million or 4% and operating income was relatively flat at $0.3 million. The larger commercial accounts generate more revenue and profit but take longer to complete, thus may produce spikes or declines in revenue and profits for specific reporting periods. As the residential consumer segment of the industry becomes more complex due to the bundling of services, including alarm monitoring, offered by larger telecom companies, we expect to focus even more heavily on the commercial and public facilities customers in the coming years.

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Marygold US incurred an operating loss of $4.2 million for both the nine months ended March 31, 2025 and 2024. As the app has earned only de minimis revenues since its launch in June 2023, the Company has decided to pause the offering and operating the app in the US and focus on launching the app in the UK instead. As such, the losses and negative cash flows from Marygold US are expected to be significantly reduced for the remainder of this fiscal year.

Our total Financial Services revenue, derived entirely from Marygold UK, for the nine months ended March 31, 2025 increased by $0.3 million or 67% as compared to the nine months ended March 31, 2024. The increase was driven by the incremental revenue from Step-By-Step, which was acquired in April 2024. Operating loss increased by $0.4 million due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $4.8 million for the current nine months as compared to a loss of $4.4 million for the nine months ended March 31, 2024.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters increased by $0.6 million, or 22%, for the nine months ended March 31, 2025 as compared to same period in 2024. The increased loss was driven by higher stock-based compensation expenses from additional outstanding equity grants during the nine months ended March 31, 2025 as well as higher general and administrative expenses including legal and accounting fees.

Liquidity and Capital Resources

We are a holding company that conducts our individual diversified business operations through our wholly-owned subsidiaries. At the holding-company level, our liquidity needs relate to operational expenses, the funding of additional business acquisitions and new investment opportunities including the investment by our fund management business in the development of new exchange traded fund or products. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company and the subsidiary level. There are generally no legal limitations or constraints on the movement of funds between the entities, however there are potential tax consequences for funds moved from foreign subsidiaries to the parent company. Additionally, our registered investment advisor subsidiaries are required to maintain certain minimum capital requirements.

As of March 31, 2025, we had $4.3 million of cash and cash equivalents on a consolidated basis as compared to $5.5 million as of June 30, 2024, a decrease of $1.1 million or 21%. Our cash used in operating activities for the nine months ended March 31, 2025 was $2.8 million. For the nine months ended March 31, 2025, the Company made additional expenditures of $3.8 million with regard to the development of our mobile Fintech app. We have invested a total of $19.1 million in the Fintech app since Marygold’s inception.

As described below, in September 2024, we entered into a financing arrangement under which we borrowed $4.4 million and have the potential to borrow an additional $2.2 million. The financing arrangement also gives the lender the right but not the obligation to provide an additional $10.0 million in financing to us on the same terms as the initial loans. We expect that we will require additional financing to fund our fintech operations over the coming 12 months. As the funding requirements become known, we will decide upon the source of the additional capital. Despite these cash investments and expenses, our working capital position remains strong at $13.8 million as of March 31, 2025. Also as described below, on January 28, 2025, we received $1.8 million in net proceeds from the sale of our shares in a firm commitment underwritten offering.

Recent Equity Financing

On January 28, 2025, we closed on the sale of an aggregate of 2,050,000 shares of our common stock, $0.001 par value per share (“Common Stock”) at a price to the public of $1.10 per share (before deduction of underwriting discounts and commissions) in a firm commitment underwritten public offering (“Offering”) pursuant to an underwriting agreement, dated January 26, 2025 (“Underwriting Agreement”), between us and the Maxim Group LLC (“Maxim”), as sole underwriter and book-running manager for the Offering. Pursuant to the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to an additional 307,500 shares of Common Stock at the public offering price before deduction of underwriting discounts and commissions (“Overallotment Option”). Maxim did not exercise its Overallotment Option.

The net proceeds of the Offering to us, after deducting underwriting discounts and commissions and estimated offering expenses, were $1.8 million. We intend to use the net proceeds from the Offering to retire or reduce debt, make additional investments in our financial services operations, and for other general working capital and corporate purposes.

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA requires that, until May 28, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the Offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. During the quarter ended March 31, 2025, we did not sell any shares pursuant to the EDA.  The offer and sale, if any, of our shares of common stock under the EDA will be made pursuant to our shelf registration statement on Form S-3 which was filed with the SEC on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein, and a prospectus supplement that was filed by the Company with the SEC on March 7, 2025.

The Company believes that its cash and cash equivalents along with the cash generated from ongoing operations will be sufficient to fund its cash requirements over the next 12 months. However, based on our current operating plan which we expect may include continued additional investments in our mobile Fintech app for the U.K. market, we may need to raise additional funds through one or more debt, equity or equity linked financings to meet our operating and cash needs. There can be no assurance we will be able to raise such additional financing upon terms acceptable to us or at all. In the event we are unable to obtain additional financing in an amount or upon terms acceptable to us, we expect to further reduce or curtail our investment in the development of our Fintech app.

Lease Liability

The Company has various leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.3 million as of March 31, 2025. During the nine months ended March 31, 2025, the Company renewed leases in New Zealand and the US which increased the right-of-use assets and lease liabilities by $0.7 million. The obligations will reduce over the passage of time through periodic lease payments. See Note 10 for further analysis of this obligation.

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

As of March 31, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $3.7 million, all of which is due within 12 months from March 31, 2025 assuming no deferral rights are exercised. The effective interest rate for this note is 41.3%.

In July 2024, Brigadier repaid its mortgage loan of $0.3 million in full that was secured with the land and building in Canada.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2025, USCF Investments held investment positions in four of its exchange traded funds registered under the Investment Company Act of 1940, as amended, USG (ticker changed from GLDX in March 2024), ZSB, USE and ZSC of $1.7 million, $0.2 million, $2.5 million, and $2.1 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 5 to our Financial Statements.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act) during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 10. Commitments And Contingencies – Litigation” in our Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

We are subject to certain risks and uncertainties in our business operations. In addition to the risks described below, you should carefully consider the factors discussed under “Item 1A -Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024 (“2024 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (“December 31, 2024 Form 10-Q”). The risks discussed in our 2024 Form 10-K, our December 31, 2024 Form 10-Q and other filings with the SEC, and the risks discussed below could materially affect our business, financial condition, results of operations and the market for our shares. The risks described in our 2024 Form 10-K, our December 31, 2024 Form 10-Q, and other SEC filings, and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

In 2019, through our wholly owned subsidiary, Marygold & Co., we began development of our peer-to-peer Fintech digital money app. As of March 31, 2025, we have invested approximately $19 million in the development of our Fintech app and we have continued to invest in its development. However, our Fintech app is not a mature business and has generated minimal revenue to date. The financial technology industry is occupied by certain well-financed competitors with capital resources to fund marketing campaigns and the continued development and enhancement of such services. We received $1.8 million in net proceeds from our recent equity financing which closed on January 28, 2024, and intend to use such net proceeds to retire or repay outstanding indebtedness, make further capital contributions to our Marygold & Co. subsidiaries in the U.S. and U.K., and for general working capital and corporate purposes. In addition to the net proceeds we received from our recent equity financing and in view of our commitment to pay down indebtedness, we may need to raise additional equity or debt financing to continue supporting the continued development and marketing of our financial technology business, our ongoing operations, and in order to make any future acquisitions. If a decision is made to continue to make capital investments in our financial technology division there can be no assurance our Fintech business will be successful or generate sufficient or any significant revenues, although our ability to predict revenue generation from our subsidiaries may not be accurate from time to time. Continued investment in our Fintech app could have a material adverse effect on our operations, our financial condition, and results of operations, and the market for our shares, including if our revenues from operations, financial condition, and market for our shares are negatively impacted by events outside of our control. Further, negative economic events could hinder the ability of our businesses to effectively compete in the various industries in which we operate which may create a need to raise additional financing in the future. There can be no assurance we will be able to raise such additional financing or upon terms that are acceptable to us. Any failure to raise additional financing as and when needed could have a negative impact on our financial condition and on our ability to further support our current and future business plans and strategies and on our ability to continue further development of our Fintech app and may require us to suspend, temporarily or otherwise, its future development.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or any compensatory plan, contract or arrangement.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MARYGOLD COMPANIES, INC.

Dated: May 8, 2025	By:	/s/ Nicholas Gerber
Nicholas Gerber
Principal Executive Officer

	By:	/s/ Scott A. West
Scott A. West
Principal Accounting Officer

