Form 10-K
period 2025-06-30
Marygold Companies, Inc.
filed 2025-09-19
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-41318

The Marygold Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

120 Calle Iglesia

Unit B

San Clemente, CA 92672

(Address of principal executive offices) (Zip Code)

Phone: 949-218-8542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share.	MGLD	NYSE American LLC

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

As of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $18.6 million based upon the closing sale price of the registrant’s shares of common stock on such date as reported on the NYSE American, LLC, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant. This determination of executive officer and director affiliate status is not necessarily a conclusive determination for any other purpose.

As of June 30, 2025, 42,817,687 shares of common stock, $0.001 par value per share (“common stock”), and 13,302 shares of Series B Convertible, Voting, Preferred Stock (“Series B Preferred Stock”) of the registrant were outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of common stock and votes pari passu on an “as if converted” basis on all matters presented to our stockholders for a vote.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (“Annual Meeting”) to be filed within 120 days following the registrant’s fiscal year ended June 30, 2025, with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), and delivered to stockholders in connection with such Annual Meeting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance, which generally are not historical in nature. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments, Inc.;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;
●	our continued investments in the development and marketing of our Fintech application (“app”) and the uncertainty of the acceptance thereof and its ability to generate sufficient revenue to meet or cover or exceed development expenditures incurred to date;
●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to continue using our services and products;
●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;
●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	the ability of our operating subsidiaries to successfully penetrate enterprise markets;
●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	the ability of our operating subsidiaries to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations;
●	the incurrence of additional indebtedness and our ability to repay our existing indebtedness when due or at all, including in connection with our debt financing transaction;
●	our ability to raise additional capital in connection with further development of our fintech app, to cover our operating losses or investing in strategic acquisitions;
●	worldwide economic conditions, including the uncertainty of increasing tariffs on imports and after-effects from the economic disruption imposed by the COVID-19 pandemic, and the conflicts in Ukraine and the Middle East, and their impact on spending; and
●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion, as well as our ability to dispose of existing businesses.

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

In this Form 10-K, unless the context otherwise requires, references to “we,” “our,” or “us,” “Company,” “The Marygold Companies,” refer to The Marygold Companies, Inc., a Nevada corporation, and its subsidiaries.  Our logo, trademarks and service marks are the property of the Company. Other trademarks or service marks appearing in this prospectus supplement are the property of their respective holders. Solely for convenience, trademarks, trade names, service marks and copyrights referred to in this Form 10-K may appear with or without the “©”, “®” or “™” symbols, but the inclusion, or not, of such references are not intended to indicate, in any way, that we, or the applicable owner, will not assert, to the fullest extent possible under applicable law, our or their, as applicable, rights to these trademarks, trade names service marks or copyrights. We do not intend our use or display of other companies’ trademarks, trade names, service marks or copyrights to imply a relationship with, or endorsement or sponsorship of us by, such other companies.

PART I

ITEM 1. BUSINESS

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”) is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with is principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. This business was sold in July 2025 as further described below in the Certain Recent Developments – Sale of Brigadier, and in Note 16. Subsequent Events to the audited consolidated financial statements included in this Form 10-K.
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are located in Walnut Creek, California;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

While the Company operates in several business segments, its primary business focus is the financial services industry, including ETF management, and its intention is to continue developing these and similar business segments prospectively.

We manage the operations of our subsidiaries and their related businesses on a decentralized basis. There are generally no centralized or integrated operational functions such as marketing, sales, legal or other professional services and there is little involvement by our executive management in the day-to-day business affairs of our operating subsidiaries apart from oversight. Our executive management team is primarily responsible for vision and strategy of the Company while effectively implementing capital allocation decisions, investment activities, leadership talent selection, development, performance and retention of the management executives to head each of the operating subsidiaries. Our executive management is also responsible for organizational accountability, corporate governance practices, monitoring regulatory affairs, including those of our operating businesses and involvement in governance-related issues of its subsidiaries as needed.

We were incorporated in the state of Nevada on January 26, 2000. Our corporate headquarters are located in San Clemente, California.

Human capital and resources are an integral part of our businesses. Our business units employed 104 people located in various parts of the world such as, New Zealand, Canada, the United Kingdom and the United States through the fiscal year ended June 30, 2025. This includes all full and part-time employees as well as executives at our corporate headquarters in San Clemente, California. Consistent with our decentralized management philosophy, our operating business units individually establish competitive compensation packages to attract, retain and reward people within their organizations. Given the varied business activities, our business units have policies and practices to address, among other things, maintaining a safe working environment, eliminating workplace harm, both mental and physical, providing various health and retirement benefits, as well as incentives to recognize and reward performance on an individual and company goal performance basis.

Certain Recent Developments

Recent Equity Financing

On January 28, 2025, we closed on the sale of an aggregate of 2,050,000 shares of our common stock at a price to the public of $1.10 per share (before deduction of underwriting discounts and commissions) in a firm commitment underwritten public offering (“Offering”) pursuant to an underwriting agreement, dated January 26, 2025 (“Underwriting Agreement”), between us and the Maxim Group LLC (“Maxim”), as sole underwriter and book-running manager for the Offering. Pursuant to the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to an additional 307,500 shares of Common Stock at the public offering price before deduction of underwriting discounts and commissions (“overallotment option”). Maxim did not exercise its overallotment option.

The net proceeds of the Offering to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $1.8 million. We intend to use the net proceeds from the Offering to retire or reduce debt, make additional investments in our financial services operations, and for other general working capital and corporate purposes.

Recent Note Financing

On September 19, 2024, we entered into a note purchase agreement (“Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Holder”), pursuant to which we agreed to issue and sell to Holder a secured promissory note in an initial principal amount of $4,380,000 (“Initial Note”) payable on or before 24 months from the issuance date (“Maturity Date”) and, upon the satisfaction of certain conditions in the Purchase Agreement, up to one additional secured promissory note (“Subsequent Note,” Initial Note and Subsequent Note, “Notes”). The initial principal amount of the Notes includes an original issue discount of 9% and expenses the Company agreed to pay to the Holder to cover the Holder’s transaction costs. The original issue discount of the Initial Note was $360,000. Interest on the principal amount of the Notes accrues at a rate of 9% per annum. We may pay all or any portion of the amount owed under the Notes earlier than it is due. All payments made under the Notes, including any repayments, are subject to an additional amount payable equal to 6% of the portion of the outstanding balance (including accrued interest) being repaid. The Subsequent Note would have a principal amount of $2,180,000, which will have terms substantially similar to the terms of the Initial Note. The original issue discount on the Subsequent Note, if issued, will be $180,000.

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

The Notes contain certain trigger events, including in the event that: (a) we fail to pay any amount when due; (b) a receiver or trustee is appointed with respect to our assets; (c) we become insolvent; (d) we make an assignment for the benefit of creditors; (e) we file a petition under bankruptcy, insolvency or similar laws; (f) an involuntary bankruptcy proceeding is filed against us; (g) a “fundamental transaction” occurs without Holder’s prior written consent: (h) we, USCF Investments or any of the USCF Investments subsidiaries, fail to observe covenants in our agreements with the Holder; (i) we default in observing or performing any covenant in the transaction documents; (j) any representation in the transaction documents is or becomes false or incorrect; (i) we effect a reverse stock split without 20 trading days’ prior written notice to the Holder; (k) any judgment is entered against us for more than $500,000 which remains unstayed for more than 20 days unless consented to by the Holder; (m) our shares cease to be DTC (Depositary Trust Company) eligible; or (n) we breach any covenant or agreement in any other agreement with Holder or in any financing or other agreement that affects our ongoing business operations. A “fundamental transaction” occurs if: we merge with another entity; we dispose of all or substantially all of our assets; we allow more than 50% of our voting shares to be acquired by another person; we enter into a share purchase agreement with a third party that acquires more than 50% of our shares; we recapitalize or reclassify our shares; we transfer a material asset to a subsidiary; we pay a dividend to our stockholders; or any person or group becomes the beneficial owner of 50% of the ordinary voting power of our shares. Upon the occurrence of a trigger event, the Holder may increase the amount outstanding under a Note by 10% for an event described in (a) through (h) above or 5% for an event described in (i) through (n) above (a “default amount”). Alternatively, the Holder may treat the trigger event as an event of default and demand repayment of the Note, subject to a five-day cure period, together with any applicable default amount.

Our obligations under the Note are secured by: (i) a pledge of all the common stock the Company owns in USCF Investments, Inc. and (ii) a security interest in all of the assets of the Company. Further, our Chief Executive Officer’s trust, the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), provided: (i) a guaranty of our obligations to the Holder under the Note and (ii) a pledge of all of our common stock owned by the Gerber Trust.

Beginning on the date that is six months from the issuance date until the applicable Note is paid in full, each month the Holder has the right to require the Company to redeem up to an aggregate of $400,000 with respect to the Initial Note and $200,000 with respect to the Subsequent Note, if issued, plus any interest accrued thereunder and an additional amount payable equal to 6% of the principal amount and accrued interest redeemed. We have the right to defer such redemption payments that Holder could otherwise elect to make three times by providing advance written notice to the Holder. If we exercise our deferral right, the outstanding balance automatically increases by 0.85% for each instance that the deferral right is exercised by us, which cannot be exercised more than once every ninety calendar days.

Pursuant to the terms of the Purchase Agreement, beginning on the date of the issuance and sale of the Note and ending 24 months thereafter, the Holder will have the right, but not the obligation, with our prior written consent, to reinvest up to an additional $10,000,000 in us on the same terms and conditions as the Notes (structured as two tranches of $5,000,000 each).

We engaged Maxim to serve as placement agent for the transaction between us and the Holder in exchange for an aggregate commission equal to 7% of the gross cash proceeds received by us from the sale of the Notes.

As of June 30, 2025, the Initial Note payable balance outstanding, net of the original issue discount and fees paid, was $1.3 million, all of which is due within 12 months from June 30, 2025, assuming no deferral rights are exercised. The effective interest rate for this Note is 41.3%. Interest expense for this Note during the fiscal year 2025 was $1.2 million which included $0.6 million of amortization of debt issuance costs.

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Maxim, pursuant to which we may offer and sell, from time to time in our sole discretion, shares of our common stock through or to Maxim, as sales agent or principal. The offer and sale, if any, of shares of common stock under the Equity Distribution Agreement will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283898) (“Shelf Registration Statement”) which was filed with the Securities and Exchange Commission (“SEC”) on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein (“Base Prospectus”), and a prospectus supplement that we filed by with the SEC on March 7, 2025 (“ATM Prospectus Supplement;” Base Prospectus and ATM Prospectus Supplement, “Prospectus”). Pursuant to the terms of the Equity Distribution Agreement, we may offer and sell shares of our common stock from time to time through or to Maxim, as sales agent or principal, having an aggregate offering price of up to $4,650,000. The Equity Distribution Agreement also requires until May 28, 2025, the date of the expiration of the standstill period in our underwriting agreement with Maxim for our recent underwritten public offering (“standstill period”), sales of the common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share (“Minimum Price”).

Under the Equity Distribution Agreement, Maxim may sell shares of our common stock by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (“Securities Act”), including sales made directly or through the NYSE American LLC or any other existing trading market in the United States for our common stock, to or through a market maker, in privately negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, subject to the Minimum Price.

We are not obligated to sell any shares under the Equity Distribution Agreement. The timing and amount of any sales of our shares will depend on a number of factors to be determined by us. Each time we wish to issue and sell shares under the Equity Distribution Agreement, we will deliver to Maxim a placement notice setting forth the number of shares to be issued and sold, the dates on which such sales may be made, the limitation on the number of shares to be sold in any one day, and any minimum price below which sales may not be made. Unless Maxim declines to accept the terms of such placement notice, subject to the terms and conditions of the Equity Distribution Agreement, Maxim has agreed to use its commercially reasonable efforts consistent with its normal trading practices to sell such shares up to the amount specified in such placement notice.

We will pay Maxim in cash a commission equal to 3.00% of the aggregate gross proceeds from such sale of shares, reimburse certain legal fees and disbursements, and provide Maxim with customary indemnification and contribution against certain liabilities under the Securities Act. The Equity Distribution Agreement also includes customary representations, warranties and covenants including that both parties agree their entry into the Equity Distribution Agreement represents a waiver of the standstill period.

The Equity Distribution Agreement will automatically terminate upon the earlier of the sale of all of the shares under the Equity Distribution Agreement or twelve months from the date of the Equity Distribution Agreement. In addition, the Equity Distribution may be terminated by us upon ten (10) days prior written notice to Maxim. Maxim may terminate the Equity Distribution Agreement if, in its sole discretion, it is not satisfied with the results of its and its representatives review of us and our business.

As of June 30, 2025, we have not sold any shares of our common stock pursuant to the Equity Distribution Agreement.

Sale of Brigadier

On June 19, 2025, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with SKCAL LLC, an Arizona limited liability company (“Buyer”), whose president and sole member, Scott Schoenberger, is also a director of Marygold and the beneficial owner of 10.9% of our outstanding voting stock. Pursuant to the Agreement, we agreed to sell 100% of the issued and outstanding shares of our wholly owned Canadian subsidiary, Brigadier Security Systems (2000) Ltd. a Canadian registered corporation (“Brigadier”), located in Regina and Saskatoon, Saskatchewan, Canada (“Brigadier”), to the Buyer for total consideration of $2.2 million, subject to certain adjustment either upwards or downwards in accordance with the differences, if any between the total net working capital (“TNWC”) and the final net working capital (“NWC”), translated to United States currency as of the closing date and under the terms and conditions set forth in the Purchase Agreement. The closing (“Closing”) of the sale of Brigadier took place on July 1, 2025 (“Closing Date”). As required under the Purchase Agreement, an initial payment of $0.2 million was paid three business days following the execution and delivery of the Purchase Agreement by the parties. An additional $1.0 million was paid on or about the Closing Date. A final payment of $1.1 million was paid on September 1, 2025 in accordance with the adjustment as provided hereinabove. As a result of the upward adjustment, the total purchase price consideration was $2.3 million. The Purchase Agreement contains certain representations, warranties, covenants, and rights to indemnification by both of the parties and was subject to customary closing conditions.

Subsidiary Business Overview

U.S. ETF Fund Management - USCF Investments

In 2016, we acquired all of the issued and outstanding stock in USCF Investments, Inc., a Delaware corporation (“USCF Investments”). USCF Investments is a U.S. corporation organized in the state of Delaware. USCF Investments is the parent and sole member of two fund management limited liability companies formed in the state of Delaware: United States Commodity Funds, LLC (“USCF LLC”) and USCF Advisers, LLC (“USCF Advisers”). USCF LLC and USCF Advisers are each registered as a commodity pool operator, and each is a member of the National Futures Association. USCF Advisers is also registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (“Investment Advisers Act”). USCF LLC and USCF Advisers, together with USCF Investments will be referred to hereafter as “USCF Investments.”

USCF LLC and USCF Advisers provide investment fund management and advisory services and receive management and/or investment advisory fees for providing such services to each of the ETF trust and funds it manages. Currently, USCF LLC and USCF Advisers collectively manage and service 16 ETFs, the shares or other interests of which are listed and traded on the NYSE Arca, Inc. (“NYSE Arca”). The ETFs managed by USCF LLC and USCF Advisers have a combined total of $2.8 billion in assets under management (“AUM”) as of June 30, 2025.

USCF LLC Managed and Sponsored Funds

Currently, USCF LLC serves as the general partner or sponsor of the following ETFs, each of which is conducting an ongoing public offering of its shares or interests pursuant to the Securities Act:

USCF LLC is general partner of the following funds
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

USCF Advised or Managed Funds

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

USCF Advisers is fund manager for the following series of the ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”)	Fund launched in 2018
USCF Midstream Energy Income Fund (“UMI”)	Fund launched in 2021
USCF Gold Strategy Plus Income Fund (“USG”) previous ticker (“GLDX”)	Fund launched in 2021, Ticker symbol change in 2024
USCF Dividend Income Fund (“UDI”)	Fund launched in 2022
USCF Sustainable Battery Metals Strategy Fund (“ZSB”)	Fund launched in 2023
USCF Energy Commodity Strategy Absolute Return Fund (“USE”)	Fund launched in 2023
USCF Sustainable Commodity Strategy Fund (“ZSC”)	Fund launched in 2023

Fund Sub-Advised by USCF Advisers
USCF Daily Target 2X Copper Index ETF (“CPXR”)	Fund launched in 2025

USCF Investments’ revenue and expenses are primarily based upon and determined by the amount of AUM of the funds its subsidiaries manage. USCF Investments’ subsidiaries each earn monthly management and advisory fees based on their agreements with each fund. The management fees for a fund are determined on the basis of the percentage management fee structure for such fund as forth in its advisory agreement with the fund multiplied by the average AUM of such fund over a given period. Many of the company’s expenses are dependent upon the amount of average AUM. These variable expenses include fund administration, custody, accounting, transfer agency, marketing and distribution, and sub-adviser fees and are primarily determined by multiplying contractual fee rates by average AUM.

For the year ended June 30, 2025, 70% of USCF Investments’ revenue were attributed to its subsidiaries’ management of its three largest funds as follows: United States Oil Fund, LP; United States Natural Gas Fund, LP and USCF Midstream Energy Income Fund. For the year ended June 30, 2024, 75% of USCF Investments’ revenue was attributable to its subsidiaries’ management of United States Oil Fund, LP; United States Natural Gas Fund, LP and United States Commodity Index Fund.

Competition

USCF Investments competes with other commodity fund managers which include larger, better-financed companies and other boutique companies that offer ETFs similar to those offered by USCF Investments. Also, the larger and better financed competitors may be able to sponsor, develop and offer new ETFs more readily than USCF Investments. Many of these competitors have substantially greater technical and human resources than USCF Investments does, as well as greater experience in the discovery, research and development of ETFs and the commercialization of those ETFs. Our competitors’ ETFs may have better performance, lower expenses or advisory fees, or are more effectively marketed and sold, than any products we may commercialize. USCF Investments believes that it has carved out a unique set of ETFs that were first to market and it continues to create and launch funds that remain focused on its core business platform in the commodity sector of non-renewable energy while expanding its commodity index funds between broad commodities, equity and a mix of commodities and equities index funds. The ability to create and launch bespoke funds and series funds that provide exposure to certain commodity and equity groups allows USCF Investments to compete in this industry space as a boutique investment management company. USCF Investments will continue to develop and consider new fund opportunities identified through its research efforts and review of market needs. However, the cost of launching and seeding new funds is dependent upon the availability of existing and new capital resources. The ability to successfully launch new funds while competing with much larger financial institutions with greater financial and human capital is expected to be challenging.

Regulation

USCF Investments’ operating subsidiaries, USCF LLC and USCF Advisers, are subject to certain federal, state and local laws and regulations generally applicable to the investment advisory services industry. USCF is a commodity pool operator (“CPO”) subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) under the Commodities Exchange Act of 1936, as amended (“CEA”). USCF Advisers is an investment adviser registered under the Investment Advisers Act and as a CPO under the CEA. Ongoing public offerings of the shares or other interests by ETFs sponsored by USCF LLC are required to be registered with the SEC under the Securities Act and each ETF has SEC reporting obligations under the Securities Exchange Act as well as regulatory obligations by the NYSE Arca under its continued listing standards. Each series of the ETF Trust managed by USCF Advisers is registered as an investment company under the Investment Company Act and subject to the rules and regulations thereunder.

Employees

USCF Investments’ operating subsidiaries have 13 full-time employees, a majority of whom are located in its Walnut Creek, California office. The operating subsidiaries are responsible for the retention of sub-advisers to manage the investments of each managed fund’s assets in conformity with their respective investment policies if the operating subsidiary does not provide those services directly. USCF Investments’ operating subsidiaries may also retain third-parties to provide custody, distribution, fund administration, transfer agency, and all other non-distribution related services necessary for each fund to operate. USCF Investments, through its operating subsidiaries, bears all of its own expenses associated with providing these advisory services. The ETF Trust funds that USCF Advisers advise bear the expenses of its independent board of trustees. Independent trustee expenses are apportioned on a pro rata basis over each fund affiliated with USCF Investments.

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

Litigation

Please refer to “Note 14. Commitments and Contingencies – Litigation” to the consolidated financial statements included in this Form 10-K.

Food Products - Gourmet Foods

In 2015, we acquired Gourmet Foods, Ltd., a registered New Zealand company. Gourmet Foods is a commercial-scale bakery producing meat pies, sausage rolls and patisserie cakes from leased manufacturing facilities located in Tauranga, New Zealand. These products are sold through distribution channels throughout New Zealand under the brand names Ponsonby Pies and Pats Pantry. Primary customers include national grocery chains, convenience stores and petrol stations.

In 2020, Gourmet Foods acquired Printstock Products Limited (“Printstock”), a Flexographic printing company based in Napier, New Zealand that prints specialty wrappers for the food industry primarily in New Zealand including those used by Gourmet Foods. Printstock’s operating results are consolidated with those of Gourmet Foods. Gourmet Foods and Printstock are collectively referred to hereinafter as “Gourmet Foods.”

Products and Customers

Gourmet Foods has two major product lines: 1) baking and 2) food wrapper printing. While these product lines are comprised of different customers and supply chains, we consider the consolidation of Gourmet Foods with Printstock to be within the food industry as Printstock only supplies its products to the manufacturers in the New Zealand food industry, some of which are competitors of Gourmet Foods, and the inclusion of Printstock in Gourmet Foods’ operations does not extend its presence beyond the food industry. Therefore, for the purpose of segment reporting, both revenue streams are considered part of the same “food products” segment, which is how it is evaluated by the Company’s Chief Operating Decision Maker.

Baking and Printing: Within the baking sector Gourmet Foods has three major customer groups: 1) grocery stores, 2) gasoline convenience stores, and 3) independent retailers and cafes. The grocery industry in New Zealand is dominated by several large chain operations, each of which is a customer of Gourmet Foods. There can be no assurance that these customers will continue to purchase products from Gourmet Foods, however, in view of the length of the relationship with such customers, management believes that such customers will continue purchasing Gourmet Foods’ products. In the gasoline convenience store market customer group, Gourmet Foods supplies a marketing consortium of gasoline dealers operating under the same brand and a consortium of gasoline convenience stores. This consortium comprised 55% of the total revenue for the bakery sector in fiscal 2025. The third major customer group is independent retailers and cafes. The printing sector of Gourmet Foods’ revenues is comprised of many customers, some large and some small. The two largest customers in the printing sector represented 59% of printing sector revenue in fiscal 2025.

Sources and Availability of Materials

Gourmet Foods, including Printstock, is not dependent upon any one major supplier as many alternative sources are available locally. However, the after-effects of the COVID-19 pandemic have resulted in increased cost of raw ingredients and local shipping. These cost increases, coupled with the rising cost of labor, have negatively impacted Gourmet Foods profit margins and, in some instances, its ability to meet market demand in a timely manner. In response to these pressures, Gourmet Foods has discontinued sales of lower margin products to some grocery outlets resulting in lower gross sales revenues, but higher margins. Gourmet Foods is focused on securing the best prices available for raw materials in the local market and joining other manufacturers of food products in efforts to encourage grocery outlets to adopt price increases in the coming fiscal year.

Competition

Gourmet Foods competes with other commercial-scale manufacturers of meat pies in New Zealand. Competitors’ products may be more effectively marketed and sold, than products Gourmet Foods may commercialize. Larger competitors in New Zealand also enjoy economies of scale in production allowing them to offer products at lower retail prices, making it difficult for us to compete in the growing online sales channel of home deliveries. In an effort to expand its market presence and limit competitive interference, Gourmet Foods from time to time creates new products such as vegan pies, sausage rolls, and other items currently novel to New Zealand. Upon market acceptance of these new entrants, Gourmet Foods is able to sustain higher profit margins in the absence of direct competition. Gourmet Foods has also improved a portion of its supply chain by acquiring Printstock, which prints the food wrappers utilized by Gourmet Foods. Printstock, in turn, also faces competition from other New Zealand-based printing companies who offer similar services to the food production industry.

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

Employees

Gourmet Foods, including Printstock, had 48 full-time employees in New Zealand as of June 30, 2025.

Intellectual Property

Ponsonby Pies and Pat’s Pantry are registered trademarks of Gourmet Foods, Ltd. in New Zealand. These trademarks will expire or renew on February 13, 2028 and November 6, 2027, respectively.

Security Systems - Brigadier

In 2016, we acquired all of the issued and outstanding stock in Brigadier Security Systems (2000) Ltd. (“Brigadier”), a Canadian corporation. Brigadier was originally established in 1985. Brigadier has two office locations, one in Regina (formerly Elite Security, now Brigadier Elite) and one in Saskatoon (formerly Brigadier Security, now Brigadier Elite), in the Canadian Province of Saskatchewan. Brigadier sells and installs alarm systems, security monitoring hardware, access controls, ULC approved fire monitoring panels, and comprehensive security systems to commercial and residential customers under the brand name “Brigadier Elite” throughout the province of Saskatchewan.

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

Brigadier is an authorized SecurTek dealer and is the largest SecurTek dealer in the province of Saskatchewan. SecurTek is owned by SaskTel, Saskatchewan’s leading Information and Communications Technology (ICT) provider with over 1.4 million customer connections across Canada. Under the terms of its authorized dealer contract with the monitoring company, Brigadier earns monthly payments during the term of the monitoring contract in exchange for performance of customer service activities on behalf of the monitoring company.

Brigadier is partially dependent upon its contractual relationship with SecurTek that provides monitoring services to Brigadier’s customers. In the event this contract is terminated, Brigadier would be compelled to find an alternate source of alarm monitoring or establish such a facility itself. Management believes that the contractual relationship is sustainable, and has been for many years, but that alternate solutions would be available if such monitoring company terminates its agreement with Brigadier. Sales to its largest customer, which includes contracts and recurring monthly support fees, were 44% of Brigadier’s total revenue for the year ended June 30, 2025 as compared to 42% for the year ended June 30, 2024.

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

Employees

Brigadier had 18 full-time employees in Canada as of June 30, 2025.

Brigadier was sold to a related party on July 1, 2025 (see “Certain Recent Developments – Sale of Brigadier” and Note 16. Subsequent Events to the audited consolidated financial statements in this Form 10-K).

Beauty Products - Original Sprout

In 2017, our wholly-owned subsidiary, Kahnalytics, Inc., acquired all of the assets of Original Sprout LLC and subsequently adopted the fictitious business name “Original Sprout”. Original Sprout LLC was founded in 2003. Original Sprout is engaged in the retail sales and wholesale distribution of hair and skin care products under the brand name Original Sprout on a global scale. Original Sprout formulates and packages various hair and skin care products that are 100% vegan, tested safe and non-toxic, and marketed globally through distribution networks to salons, resorts, grocery stores, health food stores, e-tail sites and on Original Sprout’s website. Original Sprout operates from warehouse and sales offices located in San Clemente, California.

Products and Customers

As a result of the COVID-19 pandemic, Original Sprout has adjusted its primary distribution and marketing channels. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas during COVID-19 that resulted in social distancing and closures of retail businesses, consumers avoided traditional sales outlets. In response to this trend, many of Original Sprout’s domestic distributors became retailers by selling direct to consumers on e-tail platforms. Original Sprout, in defense of its brand and price points, transitioned from its wholesale distribution model to making direct sales to retail outlets and consumers through online platforms as well as through wholesalers. The negative effects of this transition resulted in reduced sales and increased operating losses as a result of the cancellation of domestic distribution channels. This trend is expected to continue as Original Sprout engages in new brand representation and secures reliable sales channels for its new and existing product lines. As a result, we recorded an impairment loss of $1.4 million during fiscal 2024 related to the goodwill and other intangible assets for Original Sprout.

Original Sprout sells its products through five distribution channels:

●	direct sales to end users via online shopping carts;
●	sales made to an exclusive reseller on Amazon;
●	sales through international wholesale distributors who, in turn, sell to other international retailers or wholesalers;
●	sales to domestic wholesale distributors of products to professional salons, and
●	to retail stores selling to end users either from the shelf or online.

During the year ended June 30, 2025, Original Sprout did not have any significant customers; however, certain of Original Sprout’s customers may, from time to time, become significant during a reporting period.

Sources and Availability of Materials

Original Sprout is reliant upon its relationships with two product formulating and packaging companies who, at the direction of Original Sprout, manufacture its products in accordance with proprietary formulas, package them in appropriate containers supplied by Original Sprout, and deliver the finished goods to Original Sprout for distribution to its customers. All of Original Sprout’s products are currently produced by these two packaging companies. However, management of Original Sprout believes that, if either of these companies is unable to provide such services, there are other similar production and packaging companies available at competitive pricing. Because of the nature of the Original Sprout product ingredients, some of the ingredients may, at times, be difficult to source in a timely fashion or at the expected price point. To safeguard against this possibility Original Sprout endeavors to maintain at least a 90-day supply of all products in stock. Estimating and maintaining a reserve stock account is not a guarantee that a shortage of ingredient supplies will not affect production such that Original Sprout will not exhaust its reserves or be unable to fulfill customer orders.

Competition

Original Sprout distributes only 100% vegan, safe and non-toxic, hair and skin care products which it believes differentiates it significantly from competitors that do not employ such standards. The use of organic and natural extracts is a growing trend in the U.S. and abroad, and other established brands are beginning to make products that directly compete with Original Sprout. As more entrants in the high-end, vegan, hair care segment come into existence, some may be better financed and have more brand recognition and resources than Original Sprout. Original Sprout is focused on promoting its own brand name as a recognized pioneer in 100% vegan, safe, effective, hair care products through the recruitment of additional distributors, nationwide retail stores, a continued emphasis on online sales either directly or through retail stores and an increased social media presence. Original Sprout believes that these steps will allow for the growth of annual revenues and market share protection, though there can be no assurance that such efforts will be sufficient to offset the effects of competition in the future.

Seasonality

There is no significant seasonality for sales of products by Original Sprout, although sales may fluctuate around traditional holidays, and sales of certain products, such as sunscreen, are lower in winter months than in summer months.

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

Intellectual Property

The formulations and ingredient percentages of the many products of Original Sprout are considered its intellectual property, although many cannot be patented, they are maintained as confidential. The names “Original Sprout” and “D’Organiques Original Sprout” are registered trademarks of Original Sprout and will expire or renew on August 16, 2031 and September 9, 2028, respectively.

Employees

Original Sprout had eight full-time employees, not including temporary workers or “temp-to-hire” status workers, in California as of June 30, 2025.

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Marygold US

In 2019, we entered the financial services industry to explore opportunities in the financial technology (“Fintech”) space and formed Marygold & Co., a Delaware corporation (“Marygold”) headquartered in Walnut Creek, California. In 2020, Marygold formed an investment advisory subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware, limited liability company (“Marygold Advisors”) as a wholly owned subsidiary of Marygold and registered the company as an investment adviser under the Investment Advisers Act. Effective February 6, 2025, Marygold Advisors withdrew from registration as an investment adviser under the Investment Advisers Act. Marygold and together with Marygold Advisors, are hereinafter referred to as, “Marygold US.”

Marygold US completed its development phase and the launch of its mobile Fintech app in June 2023. Marketing of the app to consumers commenced later that year and ceased its marketing efforts in January 2025. As of March 31, 2025, Marygold US ceased offering app services in the U.S. and removed the app from the online Playstores. Although the app performed as anticipated, Marygold US’ marketing efforts did not result in consumer adoption rates necessary to reach anticipated revenue targets. Further app development for the U.S. and operations have been paused; amounts held in customer accounts were refunded and all accounts were closed effective as of the end of fiscal year 2025.

The Marygold US app is a peer-to-peer (“P2P”) Fintech digital mobile banking app that facilitates the transfer of cash between two or more people that, unlike competitor apps, does not require both parties to each have the Marygold digital app in order to transfer cash. Marygold US app users were able to choose to transfer or receive cash within the U.S. efficiently if both users had the app or they could have chosen to send or receive a check mailed by the U.S. Postal Service or send and receive by ACH, email address or by providing a mobile number. This feature is called PayAnyone®. Every Marygold US app user received a free debit Mastercard® issued by a partner bank upon completion of a secure onboarding process. Along with the PayAnyone® feature, the Marygold US app also allowed users to “Tap & Pay” anywhere Mastercard® is welcome nationwide as well as for use with online shopping. The Marygold US app has the ability to split payments/bills without fees or limits between users. Marygold’s debit Mastercard® connected to a widely accepted ATM network system but ATM transactions have fees associated with the use and withdrawal of cash like most bank ATM out of network machines.

In addition to Marygold US’ P2P features, its investment advisory firm Marygold Advisors, provided educational information on personal investing and money management tips through the app. Users were able to invest their money utilizing timeline target oriented money pools (“Money Pools”) as part of its bespoke budgeting app product. The Money Pool feature allowed users a resource for saving money through use of Money Pool target goals. When a user wanted to budget, invest and grow their savings towards a goal such as purchasing a car, app users could use the Money Pool savings and investing feature to set a timeline goal for which they would need to grow their money in order to save enough through investing in Money Pools. The use of Money Pools could increase their initial investment toward their timeline goals and/or target purchase. After users inputted their target savings goal into the Money Pool app feature, the app provided a choice of ten Money Pools for a user to choose from. The investment risk decreased or increased depending on the initial investment and goal-oriented time frame chosen. Marygold Advisors further enhanced a user’s experience by creating an investment calculator tool within the app that provided users the ability to view their hypothetical target goal investment potential.

The Company devoted considerable resources to the development, marketing and support of Marygold US’ proprietary Fintech app and while Marygold US decided to pause operations and further development of the Fintech app in the U.S. market, the Company continues to seek funding options or partners to facilitate a re-entry into the U.S. Fintech market and/or licensing arrangements for the app in the future. We continue to offer a version of the app in the United Kingdom and expect to evaluate the acceptance and success of the Fintech app and seek to obtain market information that may be useful in the event of a relaunch in the U.S.

Intellectual Property

Marygold US has a registered flower design mark and other registered trademarks. The underlying code compiled in its mobile banking app and other custom programs are proprietary and trade secrets of Marygold US. The duration of the trademark registration is open ended until abandoned by Marygold US. Trade secrets are generally protected by non-disclosure agreements.

Employees

As of June 30, 2025, Marygold US had no full-time employees.

Marygold UK

In 2021, we expanded our financial services into the United Kingdom by incorporating a new entity called, Marygold & Co. (UK) Limited, a private limited company incorporated and registered under the laws of England and Wales, whose registered office is in London, England, (“Marygold UK”).

In June 2022, Marygold UK acquired all of the outstanding shares of Tiger Financial & Asset Management, Limited, (“Tiger Financial”). Tiger Financial, a private company incorporated and registered in England and Wales, has a registered office in Northampton, England.

In October 2024, Tiger Financial changed its name to “Marygold & Co. Limited”. Marygold & Co. Limited has its registered office in Northampton, England. Marygold & Co. Limited is an asset manager regulated by the United Kingdom Financial Conduct Authority.

In May 2024, Marygold UK acquired all outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), a private limited company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England. Step-By-Step is an asset manager and registered investment advisor regulated by the United Kingdom Financial Conduct Authority. For a description of the terms of our acquisition of Step-By-Step, please refer to “Note 6. Business Combinations” to our consolidated financial statements included in this Form 10-K.

In addition to its function as a holding company for U.K. investments and acquisitions, Marygold UK was formed to introduce a Marygold UK Fintech app into the United Kingdom with features designed to provide a suite of personal savings tools all integrated into a user’s digital world. The Marygold UK Fintech app was soft-launched in England during April 2025. The app has a “Piggy Bank” function, that enables users to take control of their financial future by providing the digital tools they need to save money more efficiently. The Piggy Bank app feature encourages mindful spending, adding customizable barriers to the visibility of savings and fostering long-term habits through an “out of sight, out of mind” approach. A Me2Me app feature will allow people to move their money between accounts and the app will be able to create custom notifications to encourage a user to put some money into their savings account. Through their partner bank in the UK, Griffin Bank Ltd., the app also offers a high yield savings account that is available to individuals and businesses. Griffin Bank Ltd. provides protections to Marygold UK customers as an authorized bank by the Prudential Regulation Authority and further regulated by the Financial Conduct Authority of the U.K. The Marygold UK app currently is only available in the UK.

Marygold & Co. Limited and Step-By-Step, together with Marygold UK are hereinafter collectively referred to as “Marygold UK”. Operations of Marygold UK are included in our consolidated financial statements beginning on the respective dates of acquisition. As of June 30 2025, Marygold UK had a total of nine employees.

As of June 30, 2025, Marygold UK had $80.2 million in combined AUM. Marygold UK earns revenues in the form of advisory fees based on a percentage of the AUM. Marygold UK is planning to introduce the Marygold Fintech app to its customers and, more broadly, in the U.K. within the coming fiscal year. Marygold UK has yet to earn significant revenue from deployment of its Fintech app as of June 30, 2025.

Competition

As an investment advisor, both Marygold & Co. Limited and Step-By-Step have pursued separate niche markets to differentiate themselves from institutional and larger organizations providing investment advice and wealth management services to clients in the U.K. These two separate target markets have allowed Marygold & Co. Limited and Step-By-Step to succeed and grow their business despite a competitive landscape. Expectations are that the introduction of the Marygold Fintech app to their clientele will accelerate growth and further differentiate them from competitors who do not offer this capability.

Trademark

Marygold UK has begun the process of securing trademarks and service marks with respect to certain slogans, artwork, and logos related to the Marygold Fintech app.

Available Information

We maintain a website at www.themarygoldcompanies.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or our other securities filings with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors may electronically access our SEC filings.

Controlled Company Status

Pursuant to a voting agreement dated January 27, 2015, Nicholas Gerber and Scott Schoenberger, through their respective family trusts, have voting and investment power with respect to more than 50% of the voting stock on matters that may have a material impact on our strategy and shareholder rights. Because more than 50% of the combined voting power of all our outstanding voting stock is beneficially owned by Messrs. Gerber and Schoenberger, we are deemed a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. As such, we are exempt from certain NYSE American rules requiring our Board of Directors to have a majority of independent members, a compensation committee composed entirely of independent directors and a nominating and governance committee composed entirely of independent directors.

ITEM 1A. RISK FACTORS

Investing in our shares involves a high degree of risk and dilution. Our business operations, financial condition, results of operations, and stock price may be affected by a number of factors. In addition to the other information in this Annual Report on Form 10-K (“Form 10-K”), the following factors and the information contained under “Special Note Regarding Forward-Looking Statements” should be considered in evaluating our company and our businesses. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are presently unknown or are currently deemed immaterial may also impair our business operations. If any of the events or circumstances described in the following risks or elsewhere in this Form 10-K occur, our business, financial condition and results of operations could suffer and the trading price of our shares of common stock could decline.

Litigation Risks

The Company’s business and operation could be negatively affected by any material litigation involving the Company or its subsidiaries.

USCF LLC, an indirect wholly owned subsidiary, is currently the subject of class action litigation. See “Note 14. Commitments and Contingencies - Legal Proceedings” to our consolidated financial statements included in this Form 10-K.

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

Litigation could result in substantial costs and divert management’s attention and resources from our business. Additionally, litigation could give rise to perceived uncertainties as to our future, adversely affect our relationships with investors in our funds, customers and vendors and make it more difficult to attract and retain qualified personnel. Also, a company subject to litigation may be required to incur significant legal fees and other expenses related to any litigation. Our financial services subsidiaries carry general corporate liability, errors and omissions, and cybersecurity risk insurance in the event of litigation actions.

Risks Related to our Business and Structure

We have incurred net losses during fiscal 2025 and 2024. We have paused further development of our Fintech app for the U.S. market.

We have incurred a net loss of $5.8 million in fiscal 2025 and a net loss of $4.1 million in fiscal 2024. We have working capital of approximately $12.4 million as of June 30, 2025, compared to working capital of $19.0 million as of June 30, 2024, a decrease of 35%. Since 2019 and through June 30, 2025, we have invested $19.1 million in the development of our Fintech app for the U.S. market. Due to its limited acceptance in the U.S., effective March 31, 2025, we paused further development of the Fintech app, although we are offering a scaled version of the app in the U.K. In the event we are able to raise additional financing or to license the app to a third party, we may continue the development of the Fintech app for the U.S. market, although there can be no assurance we will be able to do so.

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

The principal sources of our cash flow consist of distributions, loans or other payments from our subsidiaries. Thus, our ability to finance future acquisitions or develop new projects is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us are and will remain subject to, among other things, restrictions that are contained in each subsidiaries’ financing agreements, availability of sufficient funds and applicable laws and regulatory restrictions.

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

Major capital allocation decisions and investment decisions are made by Chief Executive Officer and Chairman of the Board of Directors, Nicholas Gerber, with consultation from key personnel, our board, from our management team and the executive management teams from our subsidiaries. The executive management teams that lead the Company and our subsidiaries are also highly experienced and possess extensive skills in their respective industries. If Mr. Gerber were to become unavailable, there could be a material adverse impact on our operations. However, the Company’s Board of Directors have the power and authority to fill a vacancy left by Mr. Gerber. The ability to retain key personnel is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing officers and senior employees and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our operations and negatively impact our financial condition or results of operations of our businesses and could hinder the ability of our business and our subsidiaries to effectively compete in the various industries in which we operate.

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

ETFs trade on exchanges in market transactions that generally approximate the value of the referenced assets or underlying portfolio of securities held by the particular ETF. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETF can be bought and sold) that can exist for a variety of reasons and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETF, when the markets in the underlying investments are closed, when markets conditions are extremely volatile or when trading is disrupted. This could result in limited growth or a reduction in the overall ETF market and result in our revenue not growing as rapidly as it has in the recent past or even in a reduction of revenue.

We derive a substantial portion of our revenues from our USCF Investments subsidiary and, as a result, our operating results are particularly exposed to investor sentiment toward investing in the ETFs sponsored by USCF and advised by USCF Advisers.

For the years ended June 30, 2025 and 2024, 57% and 58% of our revenues, respectively, were derived from USCF Investments operations, which consists of the management of ETFs by USCF and USCF Advisers. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the assets under management of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the assets under management in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

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

Selling products for human consumption or use involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could in the future be required to recall products due to suspected or confirmed product contamination, adulteration, product mislabeling or misbranding, tampering, undeclared allergens, or other deficiencies. Product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time.

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

Our financial condition and results of operations could suffer if there is an impairment of goodwill or intangible assets.

We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.

As of June 30, 2025, the total recorded value of our goodwill and intangible assets was $3.5 million. During fiscal year 2024, we recorded an impairment loss of $1.4 million related to goodwill and other intangible assets in our beauty products business segment which had been suffering from increased losses resulting from pandemic-related changes in its distribution channels and increased costs. The impairment loss of $1.4 million included goodwill of $0.4 million and indefinite and finite lived intangible assets totaling $1.0 million relating to brand name, formulas and customer relations. We determined the fair value of the reporting unit using multiple methods including discounted cash flows and pricing of comparable companies.

We may face double taxation on certain income earned by our non-U.S. subsidiaries.

Under the Internal Revenue Code of 1986, as amended (“Code”),  provisions governing the taxation of income earned by “controlled foreign corporations,” most or all of the income earned by our non-U.S. subsidiaries will be subject to U.S. federal income tax in the year earned, even if not distributed to Marygold and even if fully taxed in the foreign countries in which those subsidiaries are organized or operate. Although the Code provides for foreign tax credit relief with respect to the foreign income taxes imposed on such income, that relief is limited in several respects that could have the effect of subjecting the same income to both U.S. and foreign income taxation.

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

We are subject to the rules and regulation of the NYSE American stock exchange and are required to comply with certain continued exchange listing standards and requirements or be subject to delisting.

Our common stock is currently listed on and subject to the rules and regulations of, the NYSE American, LLC stock exchange (“NYSE American”). As a result, the Company is required to comply with certain continuing listing standards to continue to trade its stock on the NYSE American. For example, in the event our shares of common stock trade at a low price and for a substantial period of time determined by NYSE American, the Company may be notified to take certain action to regain compliance with such listing requirement, which may include effecting a reverse stock split within a reasonable time or face the possibility of having its stock delisted by NYSE American. Also, we must be current in our SEC reporting obligations. If the Company fails to meet one or a combination of such continued listing standards, the NYSE American may seek to delist the Company’s shares. Action taken by the NYSE American to delist our stock may adversely impact the trading price and trading volume of our shares and adversely affect the Company’s ability raise additional equity or equity linked financing. There can be no assurance we will continue to meet all of the NYSE American’s continued listing requirements.

We incur substantial costs to operate as a public reporting company as required by the Securities Exchange Commission.

We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for larger companies. In addition, the rules and regulations of the SEC impose significant requirements on public reporting companies, including ongoing disclosure obligations and mandatory corporate governance practices. Our senior management and other personnel need to devote a substantial amount of time and resources to ensure ongoing compliance with SEC requirements to maintain its status as a public reporting company. There can be no assurance that the Company will continue to have sufficient resources in the future to maintain its public company status.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board (“PCAOB”) regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner. Investor confidence in the price of our stock may be adversely affected if we are unable to comply with such rules and regulations.

As a public reporting company under the Securities Exchange Act, we are subject to the rules and regulations established from time to time by the SEC and the PCAOB. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) so that our management can certify as to the effectiveness of our internal control over financial reporting, which requires us to document and test our internal control over financial reporting.

Our Chief Executive Officer and Chief Accounting Officer (“certifying officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) and Rule 15d-15(e)).

Our certifying officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the certifying officers) by others within the company, including our subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Quarterly Reports on Form 10-Q and annually in our Annual Reports on Form 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Also, as a public company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). If we fail to achieve and maintain the adequacy of our disclosure control or internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal control over financial reporting, particularly that relate to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact on the market price of our common stock. Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act.

We are a “smaller reporting company” within the meaning of the Securities Act and Securities Exchange Act and we intend to take advantage of certain exemptions from disclosure requirements available to smaller reporting companies which could make our securities less attractive to investors and may make it more difficult to compare our performance with that of other public companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of common stock held by non-affiliates exceeds $250 million as of the prior December 31, and (ii) our annual revenue exceeded $100 million during such completed fiscal year or the market value of the shares of common stock held by non-affiliates exceeds $700 million as of the prior December 31. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Losses or unauthorized access to or releases of confidential information, including personal information, could subject us to significant reputational, financial, legal and operational consequences.

Our businesses require us to use and store confidential information, including personal information, with respect to our customers and employees and also requires us to share confidential information with suppliers and other third parties. We rely on suppliers that are also exposed to ransomware and other malicious attacks that can disrupt business operations. Although we take steps to secure confidential information that is provided to or accessible by third parties working on our behalf, such measures may not always be effective and losses or unauthorized access to or releases of confidential information may occur. Such incidents and other malicious attacks could materially adversely affect our business, reputation, results of operations and financial condition.

We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive data, and mitigate the impact of unauthorized access, including through the use of encryption and authentication technologies and we continue to undertake regular reviews of our IT infrastructure and have investigated improved software and hardware cyber threat protection solutions. These measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information may occur and could materially adversely affect our business, reputation, results of operations and financial condition.

Risks Related to Our Controlled Company Election and Status

We are a “controlled company” within the meaning of the NYSE American rules and rely on exemptions from various corporate governance requirements that provide protection to stockholders of other companies.

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our voting stock is beneficially owned or controlled by Messrs. Gerber and Schoenberger. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:

●	a majority of a listed company’s board of directors consist of independent directors;
●	board of directors’ nominations must be selected by either a nominating committee comprised of independent directors or by a majority of independent directors and that a listed company adopt a written charter or board resolutions addressing the nomination process;
●	the compensation of a listed company’s chief executive officer and other executive officers be determined, or recommended to the board for determination, either by a compensation committee that is composed entirely of independent directors or by a majority of the independent directors on its board with a written charter addressing the committee’s purpose and responsibilities.

These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors.

16

The Company may elect in the future to use certain of these controlled company exemptions and the Company may continue to use all or some of these exemptions in the future for so long as the Company is a controlled company. Although we may rely on NYSE American’s controlled company exemptions in the future, we currently have a board comprised of a majority of independent directors, our audit committee, nomination and governance committee and compensation committees are comprised solely of independent directors. If the makeup of one or more of our board, audit, nomination and governance committee or compensation committee changes such that we no longer comply with the independence standard of the NYSE American guidelines, then our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American rules.

The Company’s CEO, through family trusts, controls a significant percentage of our common stock, and may exert significant control over matters subject to stockholder approval as well as heightened voting power at the board level, preventing other stockholders and new investors from influencing significant corporate decisions.

Mr. Nicholas D. Gerber, the President and Chief Executive Officer of the Company and Chairman of the Board of the Company, is the beneficial owner of 18,690,773 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing approximately 43.4% of our total issued and outstanding Common Stock (giving effect to the conversion of all shares of our Series B Preferred Stock). Mr. Gerber’s Common Stock is held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”), of which Nicholas Gerber and Melinda Gerber are the trustees. As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the voting of the shares and share power to dispose or to direct the disposition of Common Stock beneficially owned or controlled by Mr. Gerber.

Mr. Scott Schoenberger is a member of the Board of Directors of the Company. Mr. Schoenberger’s shares of Common Stock are held by the Schoenberger Family Trust (the “Schoenberger Trust”). Mr. Schoenberger serves as the sole trustee of the Schoenberger Trust. As such, the Schoenberger Trust and Mr. Schoenberger share power to vote or to direct the vote of the shares and share power to dispose or to direct the disposition of these shares. Shares of our Common Stock held by Schoenberger Trust total 4,697,993 shares, representing 10.9% of the outstanding shares of Common Stock (giving effect to the conversion of all Series B Preferred Stock).

Additionally, pursuant to a voting agreement (“Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of our voting stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger are entitled to an aggregate of 23,388,766 votes or 54.3% of all votes for the election of directors submitted to our stockholders for their approval.

In addition, pursuant to the Company’s Bylaws, Directors have voting power equivalent to their percentage of total share ownership, multiplied by the number of directors then on the Board of Directors, rounded to the nearest whole number, with no director holding less than one vote. As a result of Messrs. Gerber and Schoenberger’s ownership of Company shares, Messrs. Gerber and Schoenberger have a relatively higher number of votes relative to other directors, in proportion to their ownership interests in the Company.

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

We are a holding company that owns interests in a number of different businesses. We have in the past, and may in the future, acquire businesses that involve unknown risks, some of which may be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

17

We could consume resources in researching acquisitions and dispositions, business opportunities or financings and capital market transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.

We are a holding company in the business of owning and operating profitable businesses. Our business model also encompasses researching and investigating new acquisitions and business opportunities which may include disposal of subsidiaries to support the growth of our Company. With each new contemplated acquisition or business opportunity, there are resources that must be allocated towards acquisition or engaging in a new business opportunity such as, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments with respect to such transaction and may require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunity or financing and capital market transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.

We may not accurately predict revenue streams while we consume capital resources in acquiring new business opportunities or financings and capital market transactions or maintaining current capital investments which could materially and adversely impact our ability to meet operating expenses and capital requirements.

We are a holding company with a business focus on the investment management and financial technology industries. Our entry into financial technology through our Marygold U.S. subsidiary which launched its Fintech app in June 2023 and subsequently paused its operations and offering of its app to the public as of March 31, 2025. Likewise, our Marygold UK subsidiary is in the early stages of introducing a narrower version of our Fintech app in the U.K. which is not a mature business and has no track record. The Fintech industry is heavily occupied with well financed competition with extensive capital resources to fund extensive marketing campaigns of competing Fintech apps. Our resources to fund our business objectives and ongoing operations are dependent on those of our subsidiaries. If a decision is made to finance and continue to make capital investments in our Fintech subsidiary there is no guarantee of success and revenue generation. Our ability to predict revenue generation from our subsidiaries may not be accurate from time to time. Our efforts to continue to make capital investments in our Fintech subsidiary could have a detrimental effect on our operations and negatively impact our financial condition or results of operations of our businesses where our ability to accurately predict future revenue generation occurs and this could hinder the ability of our business and our other subsidiaries to effectively compete in the various industries in which we operate.

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

Our business may be impacted by political events, new tariffs, war, terrorism, public health issues, natural disasters and other circumstances that are not within our control.

War, terrorism, geopolitical uncertainties, imposition of tariffs on our suppliers or our products, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, and manufacturing vendors. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make our products more expensive for our customers or more expensive to produce, make it difficult or impossible for us to make and deliver products or services to our customers, or to receive products from our suppliers, and create delays and inefficiencies in our supply chain. If major public health issues, including pandemics, arise, we could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our vendors and suppliers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

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

18

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

The stock market may routinely experience periods of large or extreme volatility. In some instances, this volatility is unrelated or disproportionate to the operating performance of particular companies. The market price of our shares of common stock could be subject to wide fluctuations in response to many risk factors and many beyond our control, including:

●	results of operations that vary from the expectations of securities analysts and investors

●	changes in expectations as to our or our industries future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and

●	the publication of new or updated research reports by securities analysts;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	changes in our senior management or other key personnel;

●	results and timing of our product development, including related to our Fintech app;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	litigation or regulatory action regarding our products or services, including litigation related to our investment advisory services and ETFs;

●

disputes or other developments related to our proprietary rights, including patents, litigation matters, and our ability to obtain, maintain, defend or enforce proprietary rights relating to our products or technologies;

●	sales of our shares by us, our insiders, or other stockholders, including sales of our shares from time to time pursuant to our Equity Distribution Agreement with Maxim;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

●	in the event our cash flows are insufficient to fund our operations, our ability to raise additional financing, including in connection with the development of our Fintech product or the acquisition of additional businesses;

●	changes in general economic or market conditions or trends in our industries or markets; future issuances or sales or purchases of our common stock or other securities.

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

The trading market for our shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more analysts downgrade our shares or change their opinion of our share price our share price may decline. In addition, if one or more analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

19

Current stock holdings may be diluted if we make future equity issuances or if outstanding options are exercised for shares of our common stock.

“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases. Our issuance of additional stock, convertible preferred stock, or convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock price. The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of our common stock. Also, the exercise of options or other rights may result in additional dilution.

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

Future sales, or the potential for future sales, of our shares, including pursuant to our Equity Distribution Agreement with Maxim, could adversely affect the market price of our common stock.

We reserve the right to make future offers and sales, either public or private, of our securities including shares of common stock or preferred stock, or securities convertible into, or exercisable for, our common stock. There can be no assurance that we will be able to successfully complete any such future offerings; however, in the event that any such future sales of securities are effected, your pro rata ownership interest may be reduced to the extent of any such issuances and, to the extent any such sales are effected at consideration which is less than that paid by you, you may experience dilution. Moreover, to the extent we issue shares of restricted stock, stock appreciation rights, options or warrants to purchase our common stock in the future and those shares of restricted stock, options or warrants are exercised or as the shares of restricted stock vest, our stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

Shares to be issued in future equity offerings could cause the market price of our common stock to decline and could have an adverse effect on our earnings per share. In addition, future sales of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities.

The market price of our common stock could decline due to sales, or the announcements of proposed sales, of a large number of common stock in the market, including sales of common stock by our large stockholders, or the perception that these sales could occur. These sales or the perception that these sales could occur could also depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities or make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

On March 7, 2025, we entered into an Equity Distribution Agreement with Maxim pursuant to which we may offer and sell shares of our common stock to or through Maxim, as sales agent or principal, and will be sold in “at the market offerings.” Although we have not sold any shares pursuant to such agreement as of the date of the filing of this Form 10-K, we may do so in the future subject to certain limitations in the Equity Distribution Agreement and compliance with applicable law. We may sell up to 4.6 million shares from time to time pursuant to the Equity Distribution Agreement. The issuance from time to time of shares pursuant to this agreement could have the effect of depressing the market price, increasing the volatility of our shares, and result in dilution to existing stockholders.

Our board of directors may issue shares of preferred stock without stockholder approval.

Our articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock, of which 13,302 shares of Series B Preferred Stock are issued and outstanding. Our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of our common stock. In addition, the issuance of shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of the company. Although we do not have any current plans to issue any additional shares of preferred stock, we may do so in the future.

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

In 2019, through our wholly owned subsidiary, Marygold & Co., we began development of our peer-to-peer Fintech digital money app. As of June 30, 2025, we have invested $19.1 million in the development of our Fintech app. However, our Fintech app is not a mature business and has generated minimal revenue to date. Because of a slower than forecasted adoption rate, and the limited funds we could apply towards marketing efforts, we were unable to achieve the projected revenues or number of subscribers we deemed necessary to continue offering the Fintech app service in the U.S. Accordingly, effective March 31, 2025, we paused further development of the U.S. Fintech app, and as of June 30, 2025, all employees had been terminated and all client accounts on the U.S. Fintech app had been closed. Our Marygold UK subsidiary introduced a slimmed-down version of the app tailored specifically for the U.K. market during April 2025. It is uncertain at this time if the U.K. Fintech app will be more widely adopted by users in the U.K., or if significant revenues will be realized as a result. We continue to invest in Marygold UK, and those funds are used to provide technical support and marketing efforts in the UK for the UK Fintech app. Although expenses have been curtailed significantly by the closure of the U.S. Fintech app, there may be a need for continuing expenses in the U.K. beyond our ability to fund from consolidated operating income.

The financial technology industry is occupied by certain well-financed competitors with capital resources to fund marketing campaigns and the continued development and enhancement of such services. We received $1.8 million in net proceeds from our recent equity financing which closed on January 28, 2025, and intended to use such net proceeds to retire or repay outstanding indebtedness, make further capital contributions to our Marygold & Co. subsidiaries in the U.K., and for general working capital and corporate purposes. In addition to the net proceeds we received from our recent equity financing, and in view of our commitment to pay down indebtedness, we may need to raise additional equity or debt financing to continue supporting the continued development and marketing of our financial technology business in the U.K., our ongoing operations, and in order to make any future acquisitions. If a decision is made to continue to make capital investments in our financial technology division there can be no assurance our Fintech business will be successful or generate sufficient or any significant revenues, and our ability to predict revenue generation from our other contributing subsidiaries may not be accurate from time to time. Continued investment in our Fintech app could have a material adverse effect on our operations, our financial condition, and results of operations, and the market for our shares, including if our revenues from operations, financial condition, and market for our shares are negatively impacted by events outside of our control. Further, negative economic events could hinder the ability of our businesses to effectively compete in the various industries in which we operate which may create a need to raise additional financing in the future. There can be no assurance we will be able to raise such additional financing or upon terms that are acceptable to us. Any failure to raise additional financing as and when needed could have a negative impact on our financial condition and on our ability to further support our current and future business plans and strategies and on our ability to continue further development of our Fintech app and may require us to suspend, temporarily or otherwise, its future development.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company recognizes that cybersecurity threats may pose significant business risks and has developed processes for identifying, assessing, and managing these threats. The Company has implemented a plan for cybersecurity and cyber-related management across its varied business units. This plan allows each business unit to tailor solutions to identify, manage, and mitigate risks based on their own assessment of their unique cybersecurity risks in conjunction with each business unit’s overall risk management process. Having each business unit implement its own plan helps enable appropriate compliance in reporting material cyber events and risks across the Company.

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

For the fiscal year ending June 30, 2025, the Company had no cyber events requiring disclosure on Form 8-K, Item 1.05 as required under the Securities Exchange Act, Regulation S-K, Item 106.

ITEM 2. PROPERTIES

In 2019, Brigadier purchased its office facility and land located in Saskatoon for $0.6 million through cash and a loan. The bank loan matured and was paid off in July 2024. The Company does not own any other plants or real property.

Facilities

The Company’s administrative offices are located in the facility leased by Original Sprout, whose mailing address is 120 Calle Iglesia, San Clemente, California 92672.

Brigadier owns its land and buildings in Saskatoon and rents facilities in Regina, Canada.

Gourmet Foods rents facilities in Tauranga and in Napier, New Zealand.

USCF Investments leases office space in Walnut Creek, California.

Marygold US shares office space with USCF Investments in Walnut Creek, California.

Marygold UK rents office space in London and Staffordshire, England.

Brigadier was sold to a related party on July 1, 2025 (see “Certain Recent Developments – Sale of Brigadier” and Note 16. Subsequent Events to the audited consolidated financial statements in this Form 10-K).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Shares

Our common trades on the NYSE American, LLC, stock exchange (“NYSE American”) under the symbol “MGLD.”

Holders

On September 11, 2025, there were 360 holders of record of our shares of common stock. In addition, we have an aggregate of 13,302 shares of Series B Preferred Stock held by two persons that entitle such holders to convert each share of Series B Preferred Stock into 20 shares of common stock and to vote such shares on an “as if converted” basis.

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

Recent Sales of Unregistered Securities; Shares Issued for Services; Outstanding Stock Options

On February 17, 2025, the Schoenberger Family Trust converted 36,058 shares of Series B Preferred Stock into 721,160 shares of restricted shares of our common stock. No other unregistered shares of any class of stock were issued during the year ended June 30, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-K and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Form 10-K. See “Consolidated Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Special Note Regarding Forward Looking Statements” above.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Introduction

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”) is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with is principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. This business was sold in July 2025 as further described below in the Certain Recent Developments – Sale of Brigadier, and in Note 16. Subsequent Events to the audited consolidated financial statements included in this Form 10-K.
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are located in Walnut Creek, California;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

Certain Recent Developments

See “Item 1. Business – Certain Recent Developments” above.

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

Business Combinations - Valuation of Intangible Assets

We are a holding company whose activities involve the acquisition of operating companies through stock purchase or asset purchase transactions. We account for business combinations using the acquisition method of accounting. All the assets acquired, liabilities assumed and amounts attributable to intangible assets, including goodwill, are recorded at their respective fair values at the date of acquisition. Determination of fair value involves estimates and assumptions which can be complex, most notably with respect to intangible assets. Critical estimates used in the valuation of intangible assets include, but are not limited to, the amount and timing of projected cash flows, useful lives, and discount rates. While management’s estimates of fair value are based on assumptions that are believed to be reasonable, these assumptions are inherently uncertain as they pertain to forward-looking views of our business and market conditions. The judgments made in this valuation process could materially impact our consolidated financial statements.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. We evaluate developments in these matters on a regular basis and a contingency loss is accrued by a charge to income when we believe it is both probable that a loss has been incurred and the amount can be reasonably estimated. In determining whether a loss should be accrued, we evaluate among other factors the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required to assess the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

SUMMARY RESULTS OF OPERATIONS

(in thousands, except percentages)	Fiscal 2025	Fiscal 2024	Percentage Change
Revenue	$30,154	$32,836	-8%
Cost of revenue	8,282	8,720	-5%
Gross profit	21,872	24,116	-9%
Operating expenses	28,562	30,372	-6%
Loss from operations	(6,690)	(6,256)	7%
Other (expense) income, net	(692)	808	-186%
Loss before income taxes	(7,382)	(5,448)	35%
Benefit from income taxes	1,562	1,379	13%
Net loss	$(5,820)	$(4,069)	43%

Fiscal Year 2025 Compared with Fiscal Year 2024

Revenue decreased by $2.7 million or 8% for fiscal 2025 driven by reduced revenue of $1.8 million at our fund management segment, $0.6 million at our food products segment and $0.3 million at our beauty products segment. Average Assets Under Management (“AUM”) in our fund management business for fiscal 2025 was $2.9 billion compared to $3.3 billion for fiscal 2024. The reduction in AUM in fiscal 2025 was due to commodity price fluctuations, energy demand as well as geopolitical and economic uncertainty. The decreased revenue in food products was driven by changing our product mix and refocusing production capacity to higher profit margin customers. The decreased revenue in beauty products was driven by the efforts to control the discounted price of products sold online by unauthorized resellers.

Gross profit decreased by $2.2 million or 9% for the reasons described above for the reduced revenue as the gross profit margin remained consistent from fiscal 2024 to fiscal 2025.

Operating expenses decreased by $1.8 million or 6% as a result of the following. During fiscal 2024, we recorded a $1.4 million impairment charge relating to the goodwill and other intangible assets in our beauty products unit as a result of increased losses resulting from pandemic-related changes in its distribution channels and increased costs from the introduction of new product lines. Our marketing expenses decreased by $0.7 million during fiscal 2025 by putting our US fintech app on pause and reducing the marketing costs at our beauty products segment. Partially offsetting the decreased operating expenses were an increase in stock-based compensation expenses of $0.4 million.

Other (expense) income, net went from a $0.8 million of other income in fiscal year 2024 to a $0.7 million other expense in fiscal year 2025. The $1.5 million or 186% change was driven by the $1.2 million of interest expense incurred on the $4.4 million loan payable that we took out in September 2024.

Benefit from income taxes increased by $0.2 million or 13% from fiscal 2024 to fiscal 2025 as a result of the increased loss before income taxes as described above.

Net loss of $5.8 million in fiscal 2025 increased by $1.8 million or 43% compared to $4.1 million in fiscal 2024. The increase in net loss was driven by the decreased profits from our fund management business due to lower average AUM, decreased other income as described above and offset by improved net overall profits from our other operating segments.

SEGMENT RESULTS OF OPERATIONS

(in thousands, except percentages)	Fiscal 2025	Fiscal 2024	Percentage Change
Revenue
Fund management - related party	$17,135	$18,965	-10%
Food products	6,720	7,271	-8%
Beauty products	2,974	3,296	-10%
Security systems	2,471	2,655	-7%
Financial services	854	649	32%
Total revenue	$30,154	$32,836	-8%

Operating Income (Loss)
Fund management - related party	$3,274	$4,773	-31%
Food products	145	321	-55%
Beauty products	(395)	(2,138)	-82%
Security systems	250	325	-23%
Financial services	(5,621)	(5,943)	-5%
Corporate headquarters	(4,343)	(3,594)	21%
Total operating loss	$(6,690)	$(6,256)	7%

Reportable Segments

Fiscal Year 2025 Compared with Fiscal Year 2024

U.S. Fund Management - USCF Investments

Revenue decreased by $1.8 million or 10% driven by reduced average Assets Under Management (“AUM”) in our fund management business. Average AUM for fiscal 2025 was $2.9 billion compared to $3.3 billion for fiscal 2024, a decrease of $0.4 billion or 12%. The decrease in average AUM in fiscal 2025 was due to commodity price fluctuations, energy demand as well as geopolitical and economic uncertainty.

Operating income decreased by $1.5 million or 31% driven by the decrease in average AUM as described above and partially offset by decreased operating expenses of $0.3 million or 2% as a result of lower license fees, and variable fund accounting and administration costs due to lower AUM for funds overall.

Food Products - Gourmet Foods

Revenue decreased from $7.3 million in fiscal 2024 to $6.7 million in fiscal 2025 which was a decrease of $0.6 million or 8%. The decrease in revenue was in our bakery business and was due to a temporary cancellation of certain product categories sold to national grocery chains during fiscal 2025.

Operating income decreased by $0.2 million or 55% which was driven by a non-recurring cost of goods sold adjustment coupled with a depreciation charge taken for its solar electricity system and partially offset by increased profits from the sale of higher margin products at our bakery business.

Beauty Products – Original Sprout

Beauty products revenue decreased by $0.3 million or 10% driven by the efforts to control the discounted price of products sold online by unauthorized resellers. For the past year Original Sprout has been reducing the number of unauthorized Internet sales channels, recovering control over its price points, and repositioning its products for a larger presence on store shelves.

Operating loss decreased by $1.7 million or 82% driven by a $1.4 million impairment charge taken in fiscal 2024 relating to the goodwill and other intangible assets in our beauty products unit as a result of increased losses resulting from pandemic-related changes in its distribution channels and increased costs from the introduction of new product lines. After the impairment charge taken in fiscal 2024, Original Sprout no longer has any amortization charges from the intangible assets that were written down. Original Sprout also reduced its marketing expense by $0.3 million from fiscal 2024 to fiscal 2025.

Security Systems - Brigadier

Revenue decreased by $0.2 million or 7% and operating income decreased by $0.1 million or 23% driven by market timing and weather patterns. Revenues from monitoring residual fees remained relatively static while sales and installations of larger commercial installations decreased for fiscal 2025 as compared to 2024. The larger commercial accounts generate more revenue and profit but take longer to complete, thus may produce spikes or declines in revenue and profits for specific reporting periods. Brigadier was sold to a related party on July 1, 2025 (see “Certain Recent Developments – Sale of Brigadier” and Note 16, Subsequent Events to the audited consolidated financial statements included in this Form 10-K).

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Marygold US incurred an operating loss of $4.7 million in fiscal 2025 compared to an operating loss of $5.7 million in fiscal 2024. Since the Marygold US app earned only de minimis revenues since its launch in June 2023, Marygold US decided to pause operations of the app in the U.S. effective March 31, 2025. As such, the losses and negative cash flows from Marygold US are expected to be reduced going forward as the Company assesses whether it will continue further development of the app for the U.S. market; discontinue development of the app other than for the U.K market; or license or sell the app to a third party, of which there can be no assurance. In order to further develop the app for the U.S. market, the Company anticipates it would need to raise additional debt or equity financing. There can be no assurance the Company will be able to raise such additional financing or upon terms acceptable to it.

The overall financial services revenue driven by Marygold UK increased by $0.2 million or 32% driven by having a full year of revenue in fiscal 2025 from Step-By-Step which was acquired in April 2024. Marygold UK released a narrower version of the mobile Fintech app in the UK during the fourth quarter of fiscal 2025. The development, marketing and support of the UK Fintech app negatively impacted the financial performance of Marygold UK during fiscal 2025 but was offset due to reduced expenses of Marygold US. The overall financial services operating loss decreased by $0.3 million, or 5%, as a result.

Corporate Headquarters

Operating loss for the corporate headquarters increased by $0.7 million or 21% driven by higher stock-based compensation expenses of $0.4 million and the transition of certain employees from the financial services segment to the parent company.

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

As of June 30, 2025, we had $5.0 million of cash and cash equivalents on a consolidated basis as compared to $5.5 million as of June 30, 2024, a decrease of $0.5 million or 8%. Our cash used in operating activities for fiscal 2025 was $3.3 million. For fiscal 2025, we made additional expenditures of $3.3 million through Marygold US for the development of the mobile Fintech app in the United States. We have invested a total of $19.1 million in the Fintech app through Marygold US since inception. Despite these cash investments and expenses, our working capital position remains strong at $12.4 million as of June 30, 2025.

As described below, in September 2024 we entered into a financing arrangement under which we borrowed $4.4 million and have the potential to borrow an additional $2.2 million. The financing arrangement also gives the lender the right but not the obligation to provide an additional $10.0 million in financing to us on the same terms as the initial loans. Also as described below, on January 28, 2025, we received $1.8 million in net proceeds from the sale of our shares in a firm commitment underwritten offering. Also, on July 1, 2025, the Company sold Brigadier to a related party. As of June 30, 2025, $0.7 million had been received as a deposit, and the Company received the remaining proceeds of $1.6 million in accordance with the schedule described in Note 16, Subsequent Events to the Consolidated Financial Statements included in this Form 10-K.

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

At-the-Market Securities Offering

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA requires that, until May 28, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the Offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. During the fiscal year ended June 30, 2025, we did not sell any shares pursuant to the EDA. The offer and sale, if any, of our shares of common stock under the EDA will be made pursuant to our shelf registration statement on Form S-3 which was filed with the SEC on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein, and a prospectus supplement that was filed by the Company with the SEC on March 7, 2025.

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

Lease Liability

The Company has various operating leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.0 million as of June 30, 2025. The obligations will reduce over the passage of time through periodic lease payments. See Note 14 to our Financial Statements for further analysis of this obligation.

In addition, Gourmet Foods has a finance lease liability of $0.1 million related to a solar energy system which is included under Lease liabilities on our consolidated balance sheets.

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

As of June 30, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $1.3 million, all of which is due within 12 months from June 30, 2025 assuming no deferral rights are exercised. The effective interest rate for this note is 41.3%.

In July 2024, Brigadier repaid its mortgage loan of $0.3 million in full that was secured with the land and building in Canada.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETF funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of June 30, 2025, USCF Investments held investment positions in four of its exchange traded funds registered under the Investment Company Act of 1940, as amended, USG (ticker changed from GLDX in March 2024), ZSB, USE and ZSC of $0.5 million, $0.2 million, $0.8 million, and $2.1 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 5 to our Consolidated Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during fiscal 2025 and 2024.

Off-Balance Sheet Arrangements

At June 30, 2025, and through September 19, 2025, the filing date of this Annual Report on Form 10-K, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marygold Companies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Marygold Companies, Inc. (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

As described in Note 14, Commitments and Contingencies, of the consolidated financial statements, the Company is party to various legal proceedings and regulatory inquiries. The Company discloses the legal proceedings and that no accrual has been recorded with respect to them as of June 30, 2025. The Company further discloses that it is currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters, and that it is reasonably possible that this estimate will change in the near term. The Company discloses that an adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows. Auditing the Company’s accounting for, and disclosure of, loss contingencies related to the various legal proceedings was especially challenging due to the significant judgement required to evaluate management’s assessment of the likelihood of a loss, and of the potential amount or range of such loss.

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

San Francisco, California

September 19, 2025

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2025	June 30, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,005	$5,461
Accounts receivable, net (of which $1,281 and $1,455, respectively, due from related parties)	2,361	2,678
Inventories	2,001	2,191
Prepaid income tax and tax receivable	783	1,338
Investments, at fair value	7,829	9,551
Other current assets	1,067	3,034
Total current assets	19,046	24,253

Restricted cash	63	62
Property and equipment, net	1,038	1,166
Operating lease right-of-use asset	984	974
Goodwill	2,481	2,481
Intangible assets, net	1,029	1,375
Deferred tax assets, net	3,440	1,969
Other assets	2,339	619
Total assets	$30,420	$32,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,831	$4,021
Lease liabilities, current portion	556	620
Advance from buyer of Brigadier Security Systems (Note 16)	720	-
Purchase consideration payable	257	277
Loans payable, current portion	1,268	315
Total current liabilities	6,632	5,233

Purchase consideration payable, net of current portion	-	237
Lease liabilities, net of current portion	580	455
Deferred tax liabilities, net	221	360
Total long-term liabilities	801	1,052
Total liabilities	7,433	6,285

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000 shares authorized; Series B: 13 and 49 shares issued and outstanding at June 30, 2025 and 2024, respectively	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 42,818 and 40,096 shares issued and outstanding at June 30, 2025 and 2024, respectively	42	40
Additional paid-in capital	15,167	12,825
Accumulated other comprehensive loss	(420)	(269)
Retained earnings	8,198	14,018
Total stockholders’ equity	22,987	26,614
Total liabilities and stockholders’ equity	$30,420	$32,899

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2025	2024

Revenue
Fund management - related party	$17,135	$18,965
Food products	6,720	7,271
Beauty products	2,974	3,296
Security systems	2,471	2,655
Financial services	854	649
Revenue	30,154	32,836

Cost of revenue	8,282	8,720

Gross profit	21,872	24,116

Operating expense
Salaries and compensation	11,366	11,150
General and administrative expense	8,891	8,942
Fund operations	5,222	5,154
Marketing and advertising	2,493	3,152
Impairment loss	-	1,389
Depreciation and amortization	590	585
Total operating expenses	28,562	30,372

Loss from operations	(6,690)	(6,256)

Other (expense) income:
Interest and dividend income	1,399	756
Interest expense	(1,172)	(16)
Other (expense) income, net	(919)	68
Total other (expense) income, net	(692)	808

Loss before income taxes	(7,382)	(5,448)

Benefit from income taxes	1,562	1,379

Net loss	$(5,820)	$(4,069)

Weighted average shares of common stock
Basic	41,701	40,396
Diluted	41,701	40,396

Net loss per common share
Basic	$(0.14)	$(0.10)
Diluted	$(0.14)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

F-3

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended June 30,
	2025	2024

Net loss	$(5,820)	$(4,069)
Foreign currency translation loss	(151)	(124)
Comprehensive loss	$(5,971)	$(4,193)

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance at July 1, 2023	49	$-	39,383	$39	$12,397	$(145)	$18,087	$30,378
Issuance of restricted stock awards	-	-	713	1	-	-	-	1
Stock-based compensation	-	-	-	-	428	-	-	428
Loss on currency translation	-	-	-	-	-	(124)	-	(124)
Net loss	-	-	-	-	-	-	(4,069)	(4,069)
Balance at June 30, 2024	49	-	40,096	40	12,825	(269)	14,018	26,614
Sale of common stock less offering costs	-	-	2,050	2	1,806	-	-	1,808
Issuance of restricted stock awards	-	-	265	-	-	-	-	-
Loss on currency translation	-	-	-	-	-	(151)	-	(151)
Cancellation of stock awards	-	-	(85)	-	-	-	-	-
Stock-based compensation	-	-	-	-	825	-	-	825
Conversion of Series B Preferred Stock into Common Stock	(36)	-	721	-	-	-	-	-
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(229)	-	(289)	-	-	(289)
Net loss	-	-	-	-	-	-	(5,820)	(5,820)
Balance at June 30, 2025	13	$-	42,818	$42	$15,167	$(420)	$8,198	$22,987

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,820)	$(4,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	1,389
Depreciation and amortization	590	585
Stock-based compensation	825	428
Loss (gain) on investments	906	(30)
Non-cash interest expense	642
Non-cash lease expense	682	693
Deferred income taxes	(1,610)	(1,196)
Changes in operating assets and liabilities:
Accounts receivable	317	344
Prepaid income taxes and tax receivable	555	(346)
Inventories	190	56
Other assets	247	(329)
Accounts payable and accrued expenses	(190)	1,260
Lease liabilities	(653)	(696)
Net cash used in operating activities	(3,319)	(1,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	7,857	13,610
Purchase of investments	(7,043)	(11,650)
Cash advance received from buyer for sale of Brigadier Security Systems (Note 16)	720	-
Cash paid for acquisition of business, net	-	(403)
Deposit related to investment	-	(1,800)
Purchase of property and equipment	(54)	(54)
Payment of purchase consideration payable	(277)	(629)
Net cash provided by (used in) investing activities	1,203	(926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	3,690	-
Principal repayment on note payable	(3,064)	(30)
Principal repayment of mortgage loan payable	(315)	-
Sale of common stock less offering costs	1,808	-
Repurchase of shares to satisfy tax withholding for restricted stock	(289)	-
Net cash provided by (used in) financing activities	1,830	(30)

Effect of exchange rate change on cash and cash equivalents	(169)	(196)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(455)	(3,063)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,523	8,586

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$5,068	$5,523

Cash and cash equivalents	$5,005	$5,461
Restricted cash	63	62
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$5,068	$5,523

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$464	$16
Income taxes (net of refunds received)	$48	$155
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount and loan fee added to note payable balance	$380	$-
Acquisition of operating right-of-use assets through operating lease liability	$690	$847
Purchase consideration payable	$-	$511

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”) is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with is principal manufacturing facility in Napier, New Zealand.
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. Brigadier was sold to a related party on July 1, 2025 (see Note 16. Subsequent Events).
●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are located in Walnut Creek, California;
○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

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

Accounts Receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends, changes in customer payment patterns and reasonable and supportable forecasts about the future to determine whether or not an account should be deemed uncollectible. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and 2024, the Company had immaterial amounts reserved for credit losses.

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

Concentration of Credit Risk

Our subsidiary USCF relies on the revenues generated through the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Year Ended June 30,				June 30,
	2025		2024		2025		2024
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$5,091	30%	$6,553	35%	$390	30%	$473	33%
UNG	3,931	23%	5,662	30%	180	14%	370	25%
UMI	2,948	17%	1,967	10%	264	21%	185	13%
All Others	5,165	30%	4,783	25%	447	35%	427	29%
Total	$17,135	100%	$18,965	100%	$1,281	100%	$1,455	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Inventories

Inventories which consist of (i) food products, printing supplies, and packaging in New Zealand; (ii) hair and skin care finished products and components in the US; (iii) security system hardware in Canada and (iv) printed debit cards and wearables in the US and all are valued at the lower of cost or net realizable value. Inventories in Canada and New Zealand are maintained on the first-in, first-out method, while inventory in the U.S is maintained using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended June 30, 2025 and 2024, the expense for slow moving or obsolete inventory was not material.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and leasehold improvements are capitalized. Office furniture and equipment include office fixtures, computers, printers and other office equipment plus software and applicable packaging designs. Leasehold improvements are depreciated over the shorter of the useful life of the improvement and the length of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful life of the asset as described below.

Category	Estimated Useful Life (in years)
Building	39
Manufacturing equipment	5 to 10
Other equipment	3 to 5

Leases

The Company’s most significant operating leases are real estate leases of office, warehouse and production facilities. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets nor operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expensed as incurred and included within rent expense under general and administrative expense. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company has one finance lease wherein ownership of the underlying asset will be transferred to the Company at the end of the lease term. The underlying asset of the finance lease is a solar energy system at Gourmet Foods that is included with Property and equipment on the Consolidated Balance Sheets.

Intangible Assets

Intangible assets consist of brand names, recipes, customer relationships and the internally developed software for the Fintech app developed by Marygold. Intangible assets with finite lives are amortized over the estimated useful life. Intangible assets including those with indefinite lives are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that an intangible asset is impaired, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company recorded an impairment loss of $1.0 million during fiscal 2024 relating to intangible assets in its beauty products segment and there was no impairment recorded during fiscal 2025.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company’s fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. The Company recorded a goodwill impairment loss of $0.4 million during fiscal 2024 relating to its beauty products segment and there was no impairment recorded during fiscal 2024.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Other than as described in the intangible assets section, there was no impairment recorded for the years ended June 30, 2025 and 2024.

Investments and Fair Value of Financial Instruments

Equity securities included in short-term investments have readily determinable fair values and are carried at fair value. Debt securities included in short-term investments are acquired with the intent to sell in the near term, are accounted for as trading securities, and are carried at fair value. Any changes in the fair value of trading debt securities and equity securities are reflected as a component of other income (expense) in the consolidated statement of operations. The Company measures the investments at fair value at period end with any changes in fair value reflected as unrealized gains (losses) which is included as part of other income (expense) in the Consolidated Statements of Operations. The Company values its investments in accordance with ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) the Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

2. Identifying the performance obligations in the contract

3. Determining the transaction price

4. Allocating the transaction price to the performance obligations in the contract

5. Recognizing revenue when or as the performance obligation is satisfied

For Brigadier, transactions involve security systems that are sold outright to the customer where the Company’s performance obligations include customer support services and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative stand-alone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected as security system revenue in the Consolidated Statements of Operations. Revenue associated with customer support services is recognized as those services are provided, and is included as a component of security system revenue in the Consolidated Statements of Operations. None of the other subsidiaries of the Company generate revenue from long-term contracts.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2025 and 2024 were $2.5 million and $3.2 million, respectively.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer, in deciding how to allocate resources and in assessing performances.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock awards (“RSAs”) granted to employees and directors to measure the cost of employee and director services received in exchange for the stock-based awards. The fair value of stock option awards with only service conditions is estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSAs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee or director is required to provide service in exchange for the awards, usually the vesting period, which is generally from one to four years for stock options and RSAs. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard became effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter. The adoption of the new standard did not have a material impact on our segment reporting disclosures.

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

NOTE 3. NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of Series B Convertible Preferred shares outstanding also as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the year ended June 30, 2025, the Company excluded 343,667 shares related to outstanding stock options, 193,857 shares related to outstanding restricted stock awards and 82,500 shares related to outstanding warrants, and for the year ended June 30, 2024, the Company excluded 540,881 shares related to outstanding stock options, 681,315 shares related to outstanding restricted stock awards and 82,500 shares related to outstanding warrants, respectively, from the diluted net loss per share calculation as their effect would be anti-dilutive. Since the Company generated a net loss in both fiscal 2025 and 2024, basic and diluted net loss per share were the same.

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Year Ended June 30, 2025			Year Ended June 30, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(5,719)	40,977	$(0.14)	$(3,970)	39,409	$(0.10)
Net loss available to preferred shareholders	(101)	724	$(0.14)	(99)	987	$(0.10)
Basic and diluted net loss per share	$(5,820)	41,701	$(0.14)	$(4,069)	40,396	$(0.10)

NOTE 4. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	June 30,	June 30,
Restricted cash	2025	2024
Deposit restricted relating to account for Fintech app	51	50
Deposit for securing a lease bond	12	12
Total restricted cash	$63	$62

	June 30,	June 30,
Other current assets	2025	2024
Deposit for potential 9.9% equity interest in financial institution	$-	$1,800
Prepaid expenses and other current assets	1,067	1,234
Total other current assets	$1,067	$3,034

Included in the other current assets balance as of June 30, 2024 was a deposit of $1.8 million made in connection with the potential acquisition of a less than 10% equity interest in a US domestic financial institution that was seeking certain regulatory approval. This was accounted for as a deposit in other current assets until regulatory approval was obtained in September 2024. Following approval, and the deposit was converted into an equity interest in the financial institution and has since been presented in other assets, non-current in the consolidated balance sheet as shown in the table “Other assets, non-current” below.

	June 30,	June 30,
Inventories	2025	2024
Raw materials and supplies	$1,211	$1,417
Finished goods	790	774
Total inventories	$2,001	$2,191

	June 30,	June 30,
Property and equipment, net	2025	2024
Manufacturing equipment	$1,935	$1,935
Land and building	575	575
Other equipment	854	827
Total property and equipment, gross	3,364	3,337
Accumulated depreciation	(2,326)	(2,171)
Total property and equipment, net	$1,038	$1,166

For the years ended June 30, 2025 and 2024, depreciation expense for property and equipment totaled $0.2 million and $0.1 million, respectively.

	June 30,	June 30,
Other assets, non-current	2025	2024
Equity investment in a financial institution	$1,800	$-
Equity investment in a registered investment advisor	502	502
Deposits and other assets	37	117
Total other assets, non-current	$2,339	$619

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

	June 30,	June 30,
Accounts payable and accrued expenses	2025	2024
Accounts payable	$2,083	$1,955
Accrued operating expenses	1,151	1,185
Accrued payroll, vacation and bonus payable	597	736
Taxes payable	-	145
Total	$3,831	$4,021

NOTE 5. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Operations. As of June 30, 2025 and 2024, the Company has investments totaling $3.6 million and $7.5 million, respectively, of funds managed by USCF Advisers which are related parties and are included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. In addition to the holdings in these funds, the Company also invests in marketable securities. The Company recognized unrealized losses of $0.8 million and unrealized gains of $0.1 million for the years ended June 30, 2025 and 2024, respectively.

All of the Company’s short-term investments are classified as Level 1 assets as of June 30, 2025 and 2024. Investments measured at estimated fair value consist of the following as of June 30, 2025 and 2024 (in thousands):

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,877	$-	$-	$3,877
Other short-term investments	310	2	-	312
Other equities - related parties	4,374	-	(734)	3,640
Total short-term investments	$8,561	$2	$(734)	$7,829

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,788	$-	$-	$1,788
Other short-term investments	295	1	-	296
Other equities - related parties	7,394	73		7,467
Total short-term investments	$9,477	$74	$-	$9,551

During the years ended June 30, 2025 and 2024, there were no transfers between Level 1 and Level 2.

NOTE 6. BUSINESS COMBINATIONS

On January 31, 2024, Marygold UK entered into a Share Purchase Agreement (“SPA”) to acquire all the issued and outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), subject to certain closing conditions and regulatory approval. The transaction closed on April 30, 2024 with an agreed purchase price of $1.2 million, subject to adjustment as provided for in the SPA. Marygold UK paid $0.7 million upon the closing, $0.3 million during fiscal year 2025 and the remaining $0.2 million will be paid in the quarter ended December 31, 2025 as provided in the SPA. In connection with the acquisition, the Company recorded goodwill of $0.6 million. Step-By-Step is an asset manager and investment advisor based in Staffordshire, England with assets under management of $42.4 million and $36.6 million as of June 30, 2025 and 2024, respectively. Step-By-Step will be operated as a subsidiary of Marygold UK. In addition to growing the business through increasing assets under management, Marygold UK has expanded the fintech mobile app services developed in the U.S. into the U.K. through the established contacts and certifications held by Step-By-Step.

NOTE 7. IMPAIRMENT LOSS

During fiscal 2024, the Company recorded an impairment loss of $1.4 million related to the goodwill and other intangible assets in its beauty products business unit. The business unit has been suffering from increased losses resulting from pandemic-related changes in its distribution channels and increased costs. The impairment loss of $1.4 million included goodwill of $0.4 million and indefinite and finite lived intangible assets totaling $1.0 million relating to brand name, formulas and customer relations. The Company determined the fair value of the reporting unit using multiple methods including discounted cash flows and pricing of comparable companies.

NOTE 8. GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill	June 30, 2023	Acquisitions	Impairments	June 30, 2024	June 30, 2025
Beauty products - Original Sprout	$417	$-	$(417)	$-	$-
Food products - Gourmet Foods	275	-	-	275	275
Security systems - Brigadier	351	-	-	351	351
Financial services - Marygold & Co. (UK) (1)	1,264	591	-	1,855	1,855
Total	$2,307	$591	$(417)	$2,481	$2,481

(1)	Refer to Note 6, Business Combinations, regarding increase in goodwill during the years ended June 30, 2024.

The Company tests for goodwill impairment at each reporting unit annually on June 30. Refer to Note 7, Impairment Loss, regarding the goodwill impairment recorded during 2024.

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following.

	June 30, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	4.6	$1,540	$(821)	$719
Brand name	0.9	439	(408)	31
Brand name – indefinite lived	N/A	206	-	206
Internally developed software	1.0	218	(145)	73
Total		$$2,403	$(1,374)	$$1,029

	June 30, 2024
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	5.4	$1,540	$(624)	$916
Brand name	1.7	414	(332)	82
Brand name – indefinite lived	N/A	231	-	231
Internally developed software	2.0	218	(72)	146
Total		$2,403	$(1,028)	$1,375

Total amortization expense for intangible assets was $0.3 million and $0.4 million for the years ended June 30, 2025 and 2024, respectively. Refer to Note 7, Impairment Loss, regarding the intangible asset impairment recorded during fiscal 2025.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2026	$290
2027	146
2028	146
2029	144
2030	54
Thereafter	249
Total	$1,029

NOTE 10. RELATED PARTY TRANSACTIONS

USCF Investments - Related Party Transactions

The Funds managed by USCF and USCF Advisers are considered to be related parties. The Company’s fund management revenue, totaling $17.1 million and $19.0 million for the years ended June 30, 2025 and 2024, respectively, were earned from these related parties. Accounts receivable, totaling $1.3 million and $1.5 million as of June 30, 2025 and 2024, respectively, were owed from the Funds that are related parties. USCF Investments, from time to time, provides initial investments in the creation of ETP and ETF funds that USCF manages. As of June 30, 2025 and 2024, the Company has investments totaling $3.6 million and $7.5 million, respectively, of funds managed by USCF Advisers. The Company owns approximately 21% and 45% of the outstanding shares of these investments as of June 30, 2025 and 2024, respectively.

USCF Advisers was contractually obligated to pay license fees to an affiliated entity for fiscal years 2025 and 2024. In February 2025, the license fee agreement was amended to reduce all remaining 2025 and future license fees to zero. As of June 30, 2025, all obligations had been paid. Total fees paid were $0.3 million and $0.1 million for the years ending June 30, 2025 and 2024, respectively.

Brigadier Security Systems - Related Party Transactions

On June 19, 2025, the Company entered into a stock purchase agreement with SKCAL LLC, an Arizona limited liability company, pursuant to which the Company has agreed to sell to SKCAL LLC all of the shares of stock it owns in its wholly owned subsidiary, Brigadier Security Systems (2000) Ltd., a Canadian registered corporation for $2.2 million. Scott Schoenberger, a director and 10.9% shareholder of the Company, is the sole member of SKCAL LLC making this transaction between related parties (see Note 16. Subsequent Events for more details).

NOTE 11. NOTES PAYABLE

On September 19, 2024, we entered into a note purchase agreement the (“Purchase Agreement”) with Streeterville Capital, LLC (“Holder”), pursuant to which we agreed to issue and sell to Holder a secured promissory note in an initial principal amount of $4,380,000 (“Initial Note”) payable on or before 24 months from the issuance date (“Maturity Date”) and, upon the satisfaction of certain conditions in the Purchase Agreement, up to one additional secured promissory note (“Subsequent Note,” Initial Note and Subsequent Note collectively referred to as “Notes”). The initial principal amount of the Notes includes an original issue discount of 9% and expenses that the Company agreed to pay to the Holder to cover the Holder’s transaction costs. The original issue discount of the Initial Note was $360,000. Interest on the principal amount of the Notes accrues at a rate of 9% per annum. The Company may pay all or any portion of the amount owed under the Notes earlier than it is due. All payments made under the Notes, including any repayments, are subject to an additional payment amount equal to 6% of the portion of the outstanding balance being repaid. The Subsequent Note would have a principal amount of $2,180,000, which will have terms substantially similar to the terms of the Initial Note. The original issue discount of the Subsequent Note, if issued, would be $180,000.

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

As of June 30, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $1.3 million, all of which is due within 12 months from June 30, 2025 assuming no deferral rights are exercised. The effective interest rate for this note is 41.3%. Interest expense for this note payable during fiscal year 2025 was $1.2 million which included $0.6 million of amortization of debt issuance costs.

As of June 30, 2024, Brigadier had an outstanding principal balance of $0.3 million due related to the purchase of its Saskatoon office land and building. The bank loan matured and was paid off in full in July 2024.

NOTE 12. STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock

In connection with the Company’s underwritten public offering in fiscal 2022, the Company issued the underwriter’s warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The warrants may be exercised until March 14, 2027. The exercise price of each warrant is $2.40 per share. As of June 30, 2025, no warrants were exercised.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series: 5,000,000 shares designated as Series A and 45,000,000 shares designated as Series B. As of June 30, 2025 there are no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. During fiscal year 2025, 36,058 shares of Series B Preferred Stock were converted into 721,160 shares of common stock. There are 13,302 and 49,360 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2025 and 2024, respectively.

Stock-based Compensation

In 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (“Equity Plan”) which provides for the grant of stock-based awards, including stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), to employees and non-employees. A total of 5,000,000 shares of common stock are authorized for issuance under the Plan, of which 3,772,485 are available for future grants as of June 30, 2025.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as compensation on a straight-line basis between the date of grant and the date the options become fully vested. Stock options issued have a term of ten years. The fair value of the options granted were estimated using the following assumptions:

	Year Ended June 30,
	2025	2024
Expected volatility	137%	165%
Expected term	6.1 years	6.1 years
Risk-free interest rate	4.5%	4.2%
Expected dividend yield	0%	0%

The fair value of RSAs is estimated on the grant date based on the closing quoted market price of the Company’s stock and the RSAs generally vest over a four-year period following issuance date, subject to continued service. The fair value of RSAs is recognized as compensation on a straight-line basis between the date of grant and the date the RSAs become fully vested.

During fiscal 2025 and 2024, the following activity occurred under the Company’s Equity Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2023	270,000	$1.61	288,733	$1.36
Granted	315,881	$1.15	447,543	$1.03
Released	-	$-	(31,678)	$1.39
Expired	(6,250)	$1.64	-	$-
Forfeited	(38,750)	$1.64	(23,585)	$1.06
Outstanding at June 30, 2024	540,881	$1.34	681,013	$1.15
Granted	100,000	$1.45	264,890	$1.45
Released	-	$-	(667,414)	$1.22
Expired	(123,993)	$1.43	-	$-
Forfeited	(173,221)	$1.37	(84,632)	$1.14
Outstanding at June 30, 2025	343,667	$1.32	193,857	$1.33
Exercisable at June 30, 2025	120,422	$1.30

The total fair value of the stock option grants, calculated using the Black-Scholes option-pricing model using the assumptions noted above, was determined to be $0.1 million and $0.3 million for fiscal 2025 and 2024, respectively. The weighted average remaining contractual term of the stock options outstanding as of June 30, 2025 was 8.3 years. The aggregate intrinsic value of stock options outstanding as of June 30, 2025 was zero.

Stock-based compensation relating to RSAs totaled $0.7 million and $0.3 million for the years ended June 30, 2025 and 2024, respectively, and are included in salaries and compensation in the Consolidated Statements of Operations. Holders of RSAs generally have the rights and privileges of a stockholder with respect to the shares of common stock granted to the holder, including the right to vote such shares and the right to receive dividends with respect to such shares. However, all cash and stock dividends and distributions shall be held back by the Company for the holder’s account until such time as the related portion of the restricted stock award vests (at which time such dividends or distributions, as applicable, shall be released and paid).

Stock-based compensation expense relating to stock options and RSAs totaled $0.8 million and $0.4 million for the years ending June 30, 2025 and 2024, respectively, and are included in the Consolidated Statements of Operations. As of June 30, 2025, there was $0.2 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 2.4 years and there was $0.2 million of unrecognized compensation expense related to outstanding RSAs that will be recognized over a remaining weighted average period of 1.0 year. The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of June 30, 2025 and assumes no forfeiture activity.

There were no shares issued for vendor services during the years ending June 30, 2025 and 2024.

NOTE 13. INCOME TAXES

The following table summarizes loss before income taxes (in thousands):

	Years Ended June 30,
	2025	2024
United States	$(6,327)	$(5,420)
Foreign	(1,055)	(28)
Loss before income taxes	$(7,382)	$(5,448)

Income Tax Provision

The composition of the benefit from income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2025	2024
United States	$1,302	$1,408
Foreign	260	(29)
Total benefit from income taxes	$1,562	$1,379

	Years Ended June 30,
	2025	2024

Current:
Federal	$(39)	$299
States	(16)	(43)
Foreign	7	(74)
Total current	(48)	182
Deferred:
Federal	1,356	1,071
States	1	81
Foreign	253	45
Total deferred	1,610	1,197
Total benefit from income taxes	$1,562	$1,379

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2025 and 2024 are presented below (in thousands):

	Years Ended June 30,
	2025	2024

Deferred tax assets:
Intangible assets - U.S.	$685	$756
Net operating loss	2,222	801
Capital loss carryover	45	43
Accruals, reserves and other - U.S.	488	369
Total deferred tax assets - U.S.	$3,440	$1,969

Deferred tax liabilities:
Intangible assets - foreign	$(195)	$(313)
Accruals, reserves and other - foreign	(26)	(47)
Total deferred tax liabilities - foreign	$(221)	$(360)
Total net deferred tax assets	$3,219	$1,609

The Company’s accounting for deferred taxes involves the evaluation of several factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not have a valuation allowance as of June 30, 2025 and 2024 as the Company believes that it is more likely than not that the net deferred tax assets will be realized.

The benefit from income taxes for the years ended June 30, 2025 and 2024 differed from the amounts computed by applying the statutory federal income tax rate of 21.0% to pretax loss as a result of the following (in thousands):

	Years Ended June 30,
	2025	2024
Federal tax benefit at statutory rate	$1,550	$1,144
State income taxes	(12)	47
Permanent differences	(14)	240
Foreign rate differential	38	(52)
Total tax benefit	$1,562	$1,379

	Years Ended June 30,
	2025	2024

Federal tax benefit at statutory rate	21.0%	21.0%
State income taxes	(0.2)%	0.9%
Permanent differences	(0.1)%	4.1%
Foreign rate differential	0.5%	(0.7)%
Total tax benefit	21.2%	25.3%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. During the year ended June 30, 2024, the Company reduced the balance of gross unrecognized tax benefits, which included interest and penalties, by $0.3 million to zero and the balance remained zero during the year ended June 30, 2025.

As of June 30, 2025 and 2024, the Company has federal net operating loss carryforwards of $9.4 million and $3.3 million, respectively, and state net operating loss carryforwards of $6.9 million and $3.4 million, respectively. These state operating loss carryforwards begin to expire in 2045. The federal net operating loss carryforward will carryforward indefinitely, but is subject to the 80% taxable income limitation.

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2020 through 2024 as of year ended June 30, 2025. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. There were no ongoing examinations by taxing authorities as of June 30, 2025.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2025 and 2024, the Company accrued and recognized as a liability zero and $0.1 million, respectively, of interest and related penalties to uncertain tax positions.

Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025. This law changes or makes permanent certain tax laws for corporations, including provisions relating to domestic research and development costs, bonus depreciation and foreign derived intangible income. Management is currently evaluating the potential impact of these provisions on deferred taxes and future tax obligations.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices in the US, UK, Canada and New Zealand with varying lease terms.

For each of the years ended June 30, 2025 and 2024, the combined operating lease costs of the Company totaled $0.9 million and are recorded in general and administrative expense in the Consolidated Statements of Operations.

Future minimum consolidated lease payments for the Company are as follows (in thousands):

Year Ended June 30,	Lease Amount	Finance Lease
2026	$587	$19
2027	333	19
2028	155	19
2029	-	19
2030	-	19
Thereafter	-	29
Total minimum lease payments	1,075	124
Less: present value discount	(41)	(22)
Total lease liabilities	$1,034	$102

The weighted average remaining lease term for the Company’s operating leases was 2.0 years as of June 30, 2025 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 6.3 years as of June 30, 2025 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As Marygold US built out its Fintech app, it entered into agreements with various service providers, some of which required long-term contracts. As of June 30, 2025, Marygold US has future payment commitments with some former primary service vendors totaling $0.7 million including $0.2 million due in fiscal 2026. It is uncertain what amount of this contractual commitment may be reduced by the vendors as services are no longer required.

Litigation

From time to time, the Company may be involved in legal proceedings arising primarily from the ordinary course of their respective businesses. Except as described below, there are no pending legal proceedings against the Company. The Company’s policy is to expense legal costs relating to litigation as the costs are incurred. USCF is an indirect wholly owned subsidiary of the Company. USCF LLC, as the general partner of the United States Oil Fund, LP (“USO”) and the general partner and sponsor of the related public funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USO and USCF are not currently party to any material legal proceedings.

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

No accrual has been recorded with respect to the above legal matters as of June 30, 2025 and 2024. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of, possible losses resulting from these matters. It is reasonably possible that this estimate will change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for the Company for at least three months. Participants may contribute a portion of their salary into the 401K Plan subject to certain limitations. In addition, the Company makes a safe harbor matching contribution. Company paid matching contributions of $0.3 million and $0.2 million for the years ended June 30, 2025 and 2024, respectively.

NOTE 15. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews revenues and profits in assessing segment performance and deciding how to allocate resources. Our CODM does not evaluate operating expenses by segment. During the periods presented, the Company reported its financial performance based on the following segments.

Segment	Entities	Location	Description
Fund Management	USCF Investments, Inc.	United States	Manages, operates and is a commodity pool operator or an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange.
Food Products	Gourmet Foods, Ltd. and Printstock Products Limited	New Zealand	Manufactures and distributes meat pies on a commercial scale in and prints specialty wrappers for the food industry in New Zealand and Australia.
Security Systems	Brigadier Security Systems (2000) Ltd.	Canada	Sells and installs commercial and residential alarm monitoring systems.
Beauty Products	Kahnalytics, Inc. doing business as Original Sprout	United States	Engaged in the wholesale distribution of hair and skin care products on a global scale.
Financial Services	Marygold & Co.; Marygold & Co. Advisory Services, LLC; Marygold & Co. (UK) Limited, Marygold & Co. Limited and Step-By-Step Financial Planners Limited	United States and United Kingdom	Marygold & Co. developed a Fintech app that was launched in June 2023 in the US and in March 2025 in the UK; and Marygold UK through its subsidiaries is an asset manager and registered investment advisor in the UK.
Corporate Headquarters	The Marygold Companies, Inc.	United States	Holding company responsible for organizational accountability, capital raising and allocation, corporate governance, regulatory compliance, etc.

The following table presents a summary of operating information (in thousands):

	Year Ended June 30,
	2025	2024
Revenue from external customers:
Fund management - related party	$17,135	$18,965
Food products	6,720	7,271
Beauty products	2,974	3,296
Security systems	2,471	2,655
Financial services	854	649
Total revenue	$30,154	$32,836

	Year Ended June 30,
	2025	2024
Operating income (loss):
Fund management - related party	$3,274	$4,773
Food products	145	321
Beauty products	(395)	(2,138)
Security systems	250	325
Financial services	(5,621)	(5,943)
Corporate headquarters	(4,343)	(3,594)
Total operating loss	$(6,690)	$(6,256)

The following table presents a summary of identifiable assets by geographical location (in thousands):

	June 30,
	2025	2024
Identifiable assets:
United States	$22,025	$22,319
New Zealand	3,457	3,898
United Kingdom	3,210	3,586
Canada	1,728	3,096
Consolidated total	$30,420	$32,899

NOTE 16. SUBSEQUENT EVENTS

On June 19, 2025, TMC entered into a stock purchase agreement (“Agreement”) with SKCAL LLC, an Arizona limited liability company (“SKCAL”), pursuant to which The Marygold Companies has agreed to sell to SKCAL all of the shares stock that it owns in its wholly owned subsidiary, Brigadier Security Systems (2000) Ltd., a Canadian registered corporation (“Brigadier”). Scott Schoenberger, a director and a 10.9% shareholder of The Marygold Companies, is the sole member of SKCAL. The closing (“Closing”) of the sale of the Shares took place on July 1, 2025, (“Closing Date”).

Pursuant to the Agreement, the purchase price for the Shares to be acquired by SKCAL at Closing will be $2.2 million subject to certain adjustments thereto. An initial payment of $0.2 million was paid within a few days of the execution and delivery of the Agreement by the parties. An additional $1.0 million was paid on or about the Closing Date, of which $0.5 million was received as of June 30, 2025. A final payment of $1.0 million was payable on September 1, 2025, subject to adjustment upward or downward thereto in the event of a difference between the Closing Date schedule of Brigadier’s current assets and liabilities as of June 30, 2025, (“Target Balance Sheet”) and the schedule of Brigadier’s audited current assets and liabilities as of June 30, 2025, (“Final Balance Sheet”) including adjustments in the event accounts receivable become uncollectable, cash balances increase or decrease, and/or any liabilities arise prior to Closing but which were not set forth on such Target Balance Sheet. After a comparison of the Final Balance Sheet and the Target Balance Sheet, it was determined and agreed that an upwards adjustment of $0.1 million be added to the purchase price resulting in the final payment amount being $1.1 million.

On June 17, 2025, the independent members of the board of directors of the Company completed their review of an independent valuation of the fair market value of Brigadier and based upon such valuation and their review of the terms of the proposed transaction, approved the transaction. The audit committee of the Company continued to have oversight of the transaction through the Closing Date of July 1, 2025, and the final payment adjustment procedures concluding on September 1, 2025. While the Chief Operating Decision Maker evaluated the security systems segment for operational purposes through June 30, 2025, this was not considered a significant operation to the Company during the years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, Brigadier had total assets of $1.7 million and total liabilities of $0.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 (the end of the period covered by this annual report) and provided reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. Further, the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting. Our management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Currently, the primary responsibility of the registrant is providing oversight control over its subsidiary operations which, in turn, are managed by their respective boards of directors who are appointed by the registrant for each of the subsidiaries. All debit and credit transactions with the company’s bank accounts, including those of the subsidiary companies, are reviewed by the officers as well as all communications with the company’s creditors. The directors of the subsidiary companies, which include representatives of the Company, meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments. All filings of reports with the Commission are reviewed before filing by all directors.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2025 which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Securities Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

30

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2025 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2025 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2025 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2025 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2025 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2025.

31

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are filed or incorporated by reference into this Form 10-K:

3.1	Amended Articles of Incorporation of Concierge Technologies, Inc. (incorporated by reference to Exhibit A to the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.2	Certificate of Designation (Series of Preferred Stock) (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed on October 8, 2010).
3.3	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 31, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.4	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 5, 2015 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.6	Certificate of Amendment, dated March 7, 2022(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022).
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021)
10.2*	Employment Agreement between the Company and Stuart Crumbaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.3*	Employment Agreement between the Company and David Neibert (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.4*	Employment Agreement between the Company and Carolyn Yu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.5*	One-Time Transaction Bonus Agreement by and between the Company, Wainwright Holdings, Inc., and John Love (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.6	Variation Agreement entered into on June 20, 2022 between Marygold UK and Keith Halford to complete the closing of the Share Purchase Agreement entered into on August 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 21, 2022).
10.7	Equity Distribution Agreement, dated March 7, 2025, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on March 10, 2025).
10.8	Common Stock Purchase Warrant, dated March 14, 2022, by and between the Company and Maxim Partners LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 15, 2022).
10.9	Stock Purchase Agreement, dated June 19, 2025, by and between the Company and SKCAL LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 20, 2025).
21.1	List of Subsidiaries. **
23.1	Consent of BPM LLP. **
24.1	Power of Attorney (included on Signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates management contract or any compensatory plan, contract or arrangement.
**	Filed herewith.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary of the information permitted by Item 16 of the Form 10-K.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARYGOLD COMPANIES, INC. (Registrant)

Date: September 19, 2025	/s/ Nicholas D. Gerber
Nicholas D. Gerber, Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carolyn M. Yu, with the power of substitution and re-substitution, as his or her attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended June 30, 2025, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 19, 2025	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO, Chairman of the Board of Directors

Date: September 19, 2025	/s/ Scott A. West
Scott A. West, Chief Accounting Officer
(Principal Accounting Officer)

Date: September 19, 2025	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 19, 2025	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 19, 2025	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 19, 2025	/s/ Derek Mullins
Derek Mullins, Director

Date: September 19, 2025	/s/ James Alexander
James Alexander, Director

Date: September 19, 2025	/s/ Erin Grogan
Erin Grogan, Director

Date: September 19, 2025	/s/ Joya Delgado Harris
Joya Delgado Harris, Director

33