Form 10-Q
period 2025-09-30
Marygold Companies, Inc.
filed 2025-11-07
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, 42,817,687 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 13,302 shares of Series B Convertible, Voting Preferred Stock (“Series B Preferred Stock”) were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the of federal securities laws which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments Inc.;

●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;

●	our continued investments in Marygold & Co (UK) as they seek to further develop and market their U.K. Fintech application (“app”) and the uncertainty of the acceptance thereof and its ability to generate sufficient revenue to meet or exceed our capital investment to date;

●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products or services, to expand sales to our customers, and to convince our existing customers to continue using our services and products;

●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;

●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategies with respect thereto;

●	the ability of our operating subsidiaries to successfully penetrate enterprise and other markets;

●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;

●	the attraction and retention of key personnel;

●	our ability to effectively manage our growth and future expenses;

●	our ability to raise additional capital through debt or equity financing if the need arises to cover our operating losses or investing in strategic acquisitions;

●	worldwide economic conditions, including the uncertainty of increasing tariffs on imports and the after-effects from the economic disruption imposed by the COVID-19 pandemic, and the conflicts in Ukraine and the Middle East, and their impact on spending;

●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations; and

●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion, as well as our ability to dispose of existing businesses.

The foregoing list does not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025, this Report and our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

In this Report, unless the context otherwise requires, references to “we,” “our,” or “us,” “Company,” “The Marygold Companies,” refer to The Marygold Companies, Inc., a Nevada corporation, and its subsidiaries. Our logo, trademarks and service marks are the property of the Company. Other trademarks or service marks appearing in this prospectus supplement are the property of their respective holders. Solely for convenience, trademarks, trade names, service marks and copyrights referred to in this Report may appear with or without the “©”, “®” or “™” symbols, but the inclusion, or not, of such references are not intended to indicate, in any way, that we, or the applicable owner, will not assert, to the fullest extent possible under applicable law, our or their, as applicable, rights to these trademarks, trade names service marks or copyrights. We do not intend our use or display of other companies’ trademarks, trade names, service marks or copyrights to imply a relationship with, or endorsement or sponsorship of us by, such other companies.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2025	June 30, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,860	$5,005
Accounts receivable, net (of which $1,463 and $1,281, respectively, due from related parties)	2,253	2,361
Inventories	1,911	2,001
Prepaid income tax and tax receivable	992	783
Investments, at fair value	7,604	7,829
Other current assets	745	1,067
Total current assets	18,365	19,046

Restricted cash	63	63
Property and equipment, net	461	1,038
Operating lease right-of-use assets	736	984
Goodwill	2,130	2,481
Intangible assets, net	903	1,029
Deferred tax assets, net	3,440	3,440
Other assets	2,339	2,339
Total assets	$28,437	$30,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,181	$3,831
Lease liabilities, current portion	442	556
Advance from buyer	-	720
Purchase consideration payable, current portion	252	257
Notes payable, current portion	-	1,268
Total current liabilities	4,875	6,632

Lease liabilities, net of current portion	434	580
Deferred tax liabilities, net	221	221
Total long-term liabilities	655	801
Total liabilities	5,530	7,433

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized
Series B: 13 shares issued and outstanding at both September 30, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 42,818 shares issued and outstanding at both September 30, 2025 and June 30, 2025	42	42
Additional paid-in capital	15,234	15,167
Accumulated other comprehensive loss	(211)	(420)
Retained earnings	7,842	8,198
Total stockholders’ equity	22,907	22,987
Total liabilities and stockholders’ equity	$28,437	$30,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended September 30,
	2025	2024

Revenue
Fund management - related party	$4,329	$4,591
Food products	1,755	1,822
Beauty products	671	597
Security systems	-	690
Financial services	208	210
Revenue	6,963	7,910

Cost of revenue	1,599	2,128

Gross profit	5,364	5,782

Operating expense
Salaries and compensation	2,469	3,147
General and administrative expense	2,055	2,565
Fund operations	1,525	1,412
Marketing and advertising	485	669
Depreciation and amortization	94	159
Total operating expenses	6,628	7,952

Loss from operations	(1,264)	(2,170)

Other income (expense):
Interest and dividend income	85	151
Interest expense	(69)	(31)
Gain on sale of Brigadier (see Note 6.)	521	-
Other income (expense), net	218	(19)
Total other income, net	755	101

Loss before income taxes	(509)	(2,069)

Benefit from income taxes	153	483

Net loss	$(356)	$(1,586)

Weighted average shares of common stock
Basic	42,959	40,848
Diluted	42,959	40,848

Net loss per common share
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Quarters Ended September 30,
	2025	2024

Net loss	$(356)	$(1,586)
Foreign currency translation gain	174	43
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier (See Note 6.)	35	-
Comprehensive loss	$(147)	$(1,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock (Series B)		Common Stock			Accumulated
Quarter Ended September 30, 2025	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2025	13	$-	42,818	$42	$15,167	$(420)	$8,198	$22,987
Gain on currency translation	-	-	-	-	-	174	-	174
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	-	-	-	-	-	35	-	35
Stock-based compensation	-	-	-	-	67	-	-	67
Net loss	-	-	-	-	-	-	(356)	(356)
Balance at September 30, 2025	13	$-	42,818	$42	$15,234	$(211)	$7,842	$22,907

	Preferred Stock (Series B)		Common Stock			Accumulated
Quarter Ended September 30, 2024	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid - in Capital	Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614
Issuance of stock awards	-	-	230	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	43	-	43
Stock-based compensation	-	-	-	-	460	-	-	460
Net loss	-	-	-	-	-	-	(1,586)	(1,586)
Balance at September 30, 2024	49	$-	40,326	$40	$13,285	$(226)	$12,432	$25,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356)	$(1,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	159
Stock-based compensation	67	460
Gain on sale of Brigadier (See Note 6.)	(521)	-
(Gain) loss on investments	(217)	22
Non-cash interest expense	37	20
Non-cash lease costs	215	164
Changes in operating assets and liabilities:
Accounts receivable	(199)	172
Prepaid income taxes and tax receivable	(209)	(415)
Inventories	(123)	47
Other assets	317	155
Accounts payable and accrued expenses	644	73
Lease liabilities	(282)	(164)
Net used in operating activities	(533)	(893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	1,430	298
Purchase of investments	(990)	(1,576)
Proceeds from sale of subsidiary, net of cash disposed (see Note 6)	1,066	-
Purchase of property and equipment	(29)	(47)
Net cash provided by (used in) investing activities	1,477	(1,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	-	3,690
Principal repayment on note payable	(1,316)	-
Principal repayment of mortgage loan payable	-	(315)
Net cash (used in) provided by financing activities	(1,316)	3,375

Effect of exchange rate change on cash and cash equivalents	227	49

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(145)	1,206

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,068	5,523

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$4,923	$6,729

Cash and cash equivalents	$4,860	$6,665
Restricted cash	63	64
Total cash, cash equivalents and restricted cash	$4,923	$6,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95	$-
Income taxes (net of refunds received)	$-	$13
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of advance from buyer included in gain on sale of Brigadier	$720	$-
Acquisition of operating right-of-use assets through operating lease liabilities	$-	$691

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), a Nevada corporation, is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries which provide fund management services to exchange traded funds and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are also in Walnut Creek, California;

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

While the Company operates in several business segments, its primary business focus is the financial services industry, including ETF management, and its intention is to continue developing these and similar business segments prospectively.

The Company manages the operations of its subsidiaries and their related businesses on a decentralized basis. There are generally no centralized or integrated operational functions such as marketing, sales, or other synergistic services and there is little involvement by our executive management in the day-to-day business affairs of the Company’s subsidiaries apart from oversight. Our executive management team is primarily responsible for vision and strategy of the Company while effectively implementing capital allocation decisions, investment activities, leadership talent selection, development, performance and retention of the management executives to head each of the operating subsidiaries. The Company’s executive management is also responsible for organizational accountability, corporate governance practices, monitoring regulatory affairs, including those of our operating businesses and involvement in governance-related issues of its subsidiaries as needed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive loss, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2026. The condensed consolidated balance sheet as of June 30, 2025, has been derived from the audited consolidated financial statements at that date included in our annual report on Form 10-K for the year ended June 30, 2025, but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The information included in this Report should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2025.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated from the investment management fees from the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Quarters Ended September 30,
	2025		2024		September 30, 2025		June 30, 2025
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$1,109	26%	$1,432	31%	$348	24%	$390	30%
UNG	757	17%	1,206	26%	291	20%	180	14%
UMI	823	19%	635	14%	271	18%	264	21%
USCI	515	12%	356	8%	176	12%	158	12%
All Others	1,125	26%	962	21%	377	26%	289	23%
Total	$4,329	100%	$4,591	100%	$1,463	100%	$1,281	100%

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient and an accounting policy election intended to simplify the application of the credit loss model to current accounts receivable and contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements.

NOTE 3. NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of shares of Series B, Voting, Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights and each share of Series B Preferred Stock is convertible at any time into 20 shares of the Company’s common stock. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Since the Company generated a net loss in the quarters ended September 30, 2025 and 2024, basic and diluted net loss per share were the same. The Company excluded the following shares from the diluted net loss per share calculation as their effect would be anti-dilutive.

	Quarter Ended September 30,
	2025	2024
Warrants outstanding	82,500	82,500
Stock options outstanding	343,667	640,881
Restricted Stock Awards outstanding	101,803	410,491
Total common stock equivalents excluded	527,970	1,133,872

Basic and diluted net loss per share reflects the effects of shares potentially issuable upon conversion of the convertible Series B Preferred Stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Quarter Ended			Quarter Ended
	September 30, 2025			September 30, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss attributable to common shareholders	$(354)	42,693	$(0.01)	$(1,548)	39,861	$(0.04)
Net loss attributable to preferred shareholders	(2)	266	$(0.01)	(38)	987	$(0.04)
Basic and diluted net loss per share	$(356)	42,959	$(0.01)	$(1,586)	40,848	$(0.04)

NOTE 4. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	September 30,	June 30,
Restricted cash	2025	2025
Deposit restricted relating to account for Fintech app	$51	$51
Deposit for securing a lease bond	12	12
Total restricted cash	$63	$63

	September 30,	June 30,
Inventories	2025	2025
Raw materials and supplies	$1,267	$1,211
Finished goods	644	790
Total inventories	$1,911	$2,001

	September 30,	June 30,
Property and equipment, net	2025	2025
Manufacturing equipment	$1,969	$1,935
Land and building (a)	-	575
Other equipment	520	854
Total property and equipment, gross	2,489	3,364
Accumulated depreciation	(2,028)	(2,326)
Total property and equipment, net	$461	$1,038

(a)	Land and building related to Brigadier as of June 30, 2025. Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

Depreciation expense for property and equipment was less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

	September 30,	June 30,
Goodwill	2025	2025
Food products – Gourmet Foods	$275	$275
Security systems – Brigadier (b)	-	351
Financial Services – Marygold & Co. (UK)	1,855	1,855
Total goodwill	$2,130	$2,481

(b)	Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

	September 30,	June 30,
Other assets, non-current	2025	2025
Equity investment in a financial institution	$1,800	$1,800
Equity investment in a registered investment advisor	502	502
Deposits and other assets	37	37
Total other assets, non-current	$2,339	$2,339

The $1.8 million investment included in “Other assets, non-current” above represents an equity interest of less than 10% in a domestic financial institution and the $0.5 million investment represents a 10% equity interest in a registered investment advisor. These equity interests do not have readily determinable fair values and are measured at cost minus impairment. There have been no impairments, downwards adjustments, or upward adjustments during the periods presented or cumulatively.

	September 30,	June 30,
Accounts payable and accrued expenses	2025	2025
Accounts payable	$1,984	$2,083
Accrued operating expenses	1,723	1,151
Accrued payroll, vacation and bonus payable	474	597
Total (c)	$4,181	$3,831

(c)	Accounts payable and accrued expenses included $0.3 million related to Brigadier as of June 30, 2025. Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

NOTE 5. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the organization of exchange traded products (ETPs) or exchange traded funds (ETFs) that are managed by USCF LLC or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exist are recorded at fair value with the change included in earnings in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2025 and June 30, 2025, the Company held a total of $2.4 million and $3.6 million, respectively, in funds managed by USCF Advisers which are related parties and are included in other equities in the table below. In addition to the seed capital holdings in these funds, the Company also invests in marketable securities.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	September 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$4,863	$-	$-	$4,863
Other short-term investments	313	2	-	315
Other equities - related parties	2,824	-	(398)	2,426
Total short-term investments	$8,000	$2	$(398)	$7,604

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,877	$-	$-	$3,877
Other short-term investments	310	2	-	312
Other equities - related parties	4,374	-	(734)	3,640
Total short-term investments	$8,561	$2	$(734)	$7,829

During the quarter ended September 30, 2025 and year ended June 30, 2025, respectively, there were no transfers between the fair value levels.

NOTE 6. SALE OF BRIGADIER

On June 17, 2025, the independent members of the board of directors of the Company were presented with a proposed transaction for the sale of the Company’s wholly owned subsidiary, Brigadier Security Systems (2000) Ltd., a Canadian registered corporation (“Brigadier”). The independent members of the board of directors reviewed an independent valuation of the fair market value of Brigadier and based upon such valuation and their review of the terms of the proposed transaction, approved the transaction.

On June 19, 2025, the Company entered into a stock purchase agreement (“Agreement”) with SKCAL LLC, an Arizona limited liability company (“SKCAL”), pursuant to which the Company agreed to sell to SKCAL all of the shares of stock (“Shares”) that it owns in its wholly owned subsidiary, Brigadier. Scott Schoenberger, a director and a 10.9% shareholder of the Company, is the sole member of SKCAL. The closing (“Closing”) of the sale of Shares took place on July 1, 2025, (“Closing Date”).

Pursuant to the Agreement, the purchase price for the Shares acquired by SKCAL at Closing was $2.2 million subject to certain adjustments thereto. An initial payment of $0.2 million was paid within a few days of the execution and delivery of the Agreement by the parties. An additional $1.0 million was paid near the Closing Date, of which $0.5 million was received as of June 30, 2025. A final payment of $1.0 million was payable on September 1, 2025, subject to adjustment upward or downward thereto in the event of a difference between the Closing Date schedule of Brigadier’s current assets and liabilities as of June 30, 2025, (“Target Balance Sheet”), and the schedule of Brigadier’s audited current assets and liabilities as of June 30, 2025, (“Final Balance Sheet”), including adjustments in the event accounts receivable become uncollectable, cash balances increase or decrease, and/or any liabilities arise prior to Closing but which were not set forth on such Target Balance Sheet. After a comparison of the Final Balance Sheet and the Target Balance Sheet, it was determined and agreed that an upwards adjustment of $0.1 million be added to the purchase price resulting in the final payment amount being $1.1 million.

The audit committee of the Company continued to have oversight of the transaction through the Closing Date of July 1, 2025, and the final payment adjustment procedures concluding on September 1, 2025. While the Chief Operating Decision Maker evaluated the security systems segment for operational purposes through June 30, 2025, this was not considered a significant operation to the Company during the years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, Brigadier had total assets of $1.7 million and total liabilities of $0.3 million. The Company received total proceeds of $2.3 million for the sale and had a cost basis in Brigadier of $1.8 million and thus recorded a gain on the sale of Brigadier of $0.5 million.

NOTE 7. INTANGIBLE ASSETS

	September 30, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	4.5	$1,039	$(397)	$642
Brand name – indefinite lived	N/A	206	-	206
Internally developed software	0.7	218	(163)	55
Total		$1,463	$(560)	$903

	June 30, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	4.6	$1,540	$(821)	$719
Brand name	0.9	439	(408)	31
Brand name – indefinite lived	N/A	206	-	206
Internally developed software	1.0	218	(145)	73
Total		$2,403	$(1,374)	$1,029

Total amortization expense for intangible assets was $0.1 million for each of the three months ended September 30, 2025 and 2024, respectively. In connection with the sale of Brigadier (see Note 6. Sale of Brigadier), intangible assets with a gross carrying value of $0.8 million and accumulated amortization of $0.7 million were removed from the Company’s consolidated balance sheet during the quarter ended September 30, 2025.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2026 (remainder of the fiscal year)	$177
2027	146
2028	146
2029	143
2030	54
Thereafter	237
Total	$903

NOTE 8. NOTE PAYABLE

In September 2024, we entered into a note purchase agreement the (“Purchase Agreement”) with Streeterville Capital, LLC (“Holder”), pursuant to which we agreed to issue and sell to Holder a secured promissory note in an initial principal amount of $4,380,000 (“Initial Note”) payable on or before 24 months from the issuance date (“Maturity Date”) and, upon the satisfaction of certain conditions in the Purchase Agreement, up to one additional secured promissory note (“Subsequent Note,” Initial Note and Subsequent Note, “Notes”).

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

As of June 30, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $1.3 million. During the quarter ended September 30, 2025 the Company paid all principal and interest due under the Note in the aggregate of $1.4 million. As of September 30, 2025, all collateral and guarantees pledged to the lender in connection with the Note have been released. The Company has no other indebtedness. The effective interest rate for the Note was 41.3%.

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

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA requires that, until May 28, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the Offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. As of September 30, 2025, we have not sold any shares pursuant to the EDA. The offer and sale, if any, of our shares of common stock under the EDA will be made pursuant to our shelf registration statement on Form S-3 which was filed with the SEC on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein, and a prospectus supplement that was filed by the Company with the SEC on March 7, 2025.

The foregoing does not constitute an offer to sell or the solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state or other jurisdiction.

Stock-based Compensation

During the quarter ended September 30, 2025, the following activity occurred under the Company’s Equity Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2025	343,667	$1.32	193,857	$1.33
Released	-	$-	(92,054)	$1.31
Outstanding at September 30, 2025	343,667	$1.32	101,803	$1.35
Exercisable at September 30, 2025	164,819	$1.32

No options or restricted stock awards were granted during the quarter ended September 30, 2025.

As of September 30, 2025, there was $0.2 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 1.1 years. The weighted average remaining contractual life of the outstanding stock options as of September 30, 2025 was 8.0 years. As of September 30, 2025, there was $0.1 million of unrecognized compensation expense related to outstanding restricted stock awards (RSAs) that will be recognized over a remaining weighted average period of 0.8 years. The total stock-based compensation expense recognized during the quarters ended September 30, 2025 and 2024 were $0.1 million and $0.5 million, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

For each of the three months ended September 30, 2025 and 2024, the Company’s combined lease costs were $0.2 million. The lease costs were recorded under general and administrative expense in the statements of operations. During the quarter ended September 30, 2024, the Company renewed leases which increased the right-of-use assets and lease liabilities by $0.7 million.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases	Finance Lease	Total
Remainder of fiscal 2026	$368	$14	$382
2027	311	18	329
2028	150	18	168
2029	-	18	18
2030	-	18	18
Thereafter	-	26	26
Total minimum lease payments	829	112	941
Less: present value discount	(43)	(22)	(65)
Total lease liabilities	$786	$90	$876

The weighted average remaining lease term for the Company’s operating leases was 1.8 years as of September 30, 2025 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 6.2 years as of September 30, 2025 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As Marygold US built out its Fintech app, it entered into agreements with various service providers, some of which required long-term contracts. As of September 30, 2025, Marygold US has recorded payment commitments totaling $0.7 million with some former primary service vendors not including an additional $0.2 million in unused service commitments. It is uncertain what amount of this contractual commitment may be reduced by the vendors as services are no longer required.

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

No accrual or reserve has been made with respect to the above legal matters for the quarter ended September 30, 2025, or the year ended June 30, 2025. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters. Although we are vigorously contesting the litigation claims discussed above, in the near term it is reasonably possible that we may be required to establish a reserve or an accrual in the future depending upon the outcome of any of the foregoing litigation matters. An adverse outcome in any of these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions were less than $0.1 million for each of the three months ended September 30, 2025 and 2024.

NOTE 11. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties for financial accounting purposes. The Company’s fund management revenue, totaling $4.3 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, were earned from these related parties. Accounts receivable, totaling $1.5 million and $1.3 million as of September 30, 2025 and June 30, 2025, respectively, were owed from the funds that may be deemed related parties. USCF Investments, from time to time, provides initial seed capital investments in connection with the organization of ETP and ETF funds that USCF LLC manages. As of September 30, 2025 and June 30, 2025, the Company held a total of $2.4 million and $3.6 million, respectively, in funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 32% and 21% of the outstanding shares of or other interest in these funds as of September 30, 2025 and June 30, 2025, respectively. Included in interest and dividend income on the consolidated statements of operations are $0.1 million for both the three months ended September 30, 2025 and 2024, respectively, of dividends earned from these related party investments.

USCF Advisers is no longer contractually obligated to pay license fees to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2025 and 2026 as both parties agreed to reduce the license fee. The amount of license fee accrued as an expense during the three months ended September 30, 2025 and 2024 was zero and $0.2 million, respectively.

Note Payable

Refer to Note 8. Note Payable for a description of a related party transaction involving the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), of which our CEO is a trustee, pursuant to which, in connection with the Company’s recent debt financing transaction, the Gerber Trust provided to the holder of the note issued in the financing transaction a guaranty of the Company’s performance under the note and, as security, a pledge of all of the shares of the Company’s common stock owned by the Gerber Trust. As of September 30, 2025, all collateral and guarantees pledged to the holder of the note have been released. The note has been repaid in full.

Sale of Brigadier

On June 19, 2025, the Company entered into a stock purchase agreement with SKCAL LLC, an Arizona limited liability company, pursuant to which the Company agreed to sell to SKCAL LLC all of the shares of stock it owns in its wholly owned subsidiary, Brigadier Security Systems (2000) Ltd., a Canadian registered corporation for $2.2 million. Scott Schoenberger, a director and 10.9% shareholder of the Company, is the sole member of SKCAL LLC making this transaction between related parties (see Note 6. Sale of Brigadier for more details).

NOTE 12. INCOME TAXES

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

NOTE 13. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews revenues and operating income (loss) in assessing segment performance and deciding how to allocate cash and other resources. Asset and expense information by segment is not reported as the CODM does not evaluate segments on the basis of assets and expenses at each segment.

	Quarters Ended September 30,
	2025	2024
Revenue from external customers:
Fund management - related party	$4,329	$4,591
Food products	1,755	1,822
Beauty products	671	597
Security systems (a)	-	690
Financial services	208	210
Total revenue	$6,963	$7,910

	Quarters Ended September 30,
	2025	2024
Operating income (loss):
Fund management - related party	$379	$960
Food products	102	(8)
Beauty products	123	(173)
Security systems (a)	-	133
Financial services	(373)	(1,582)
Corporate headquarters	(1,495)	(1,500)
Total operating loss	$(1,264)	$(2,170)

(a)	Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Report and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Report. See “Item 1 - Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Special Note Regarding Forward Looking Statements” above.

Our results of operations and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this Report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2025.

Overview

The Marygold Companies, Inc., a Nevada corporation (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries which provide fund management services to exchange traded funds and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are located in Walnut Creek, California;

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

Recent Developments

Refer to “Liquidity and Capital Resources – Recent Equity Financing,” below.

Quarter Ended September 30, 2025 Compared with Quarter Ended September 30, 2024

Summary Results of Operations

	Quarters Ended September 30,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue	$6,963	$7,910	-12%
Cost of revenue	1,599	2,128	-25%
Gross profit	5,364	5,782	-7%
Operating expenses	6,628	7,952	-17%
Loss from operations	(1,264)	(2,170)	-42%
Other income, net	755	101	648%
Loss before income taxes	(509)	(2,069)	-75%
Benefit from income taxes	153	483	-68%
Net loss	$(356)	$(1,586)	-78%

Revenue decreased by $0.9 million or 12% for the quarter ended September 30, 2025 due to a decrease in revenue of $0.7 million from our security systems segment as a result of the sale of Brigadier to a related party on July 1, 2025 as well as a decrease of $0.3 million (or 6%) in our U.S. fund management segment. The decrease in U.S. fund management revenue was driven by a decrease in average Assets Under Management (“AUM”). Average AUM for the quarter ended September 30, 2025 was $2.9 billion compared to $3.1 billion for the quarter ended September 30, 2024. The decrease in average AUM in the quarter ended September 30, 2025 was due to commodity price fluctuations, along with geopolitical and economic uncertainty.

Gross profit decreased by $0.4 million or 7%, driven by the reduced revenue from the lower average AUM as described above as well the elimination of gross profit from Brigadier which was sold on July 1, 2025.

Operating expenses decreased by $1.3 million or 17% driven by a reduction of costs associated with our Marygold & Co subsidiary as they paused further development of the Fintech app in the US as well as a reduction of $0.2 million of operating expenses incurred by Brigadier in the quarter ended September 30, 2024 as a result of the sale of Brigadier on July 1, 2025.

Loss from operations decreased by $0.9 million compared to the prior year quarter as a net result of: the decrease in financial services loss by $1.2 million from pausing the Marygold Fintech app in the US; improved profitability of our beauty products segment by $0.3 million; and improved profitability of our food products segment of $0.1 million; offset by reduced profit of $0.6 million in the fund management segment due to lower average AUM and the elimination of $0.1 million profit in our security systems segment as a result of the sale of Brigadier on July 1, 2025.

Total other income, net increased by $0.7 million or 684% for the quarter ended September 30, 2025 compared to the prior year quarter driven by the $0.5 million gain on sale of Brigadier in the quarter ended September 30, 2025.

Net loss decreased by $1.2 million or 78% and was driven by the net effect of the changes discussed above.

Reportable Segments

Quarter Ended September 30, 2025 Compared with Quarter Ended September 30, 2024

SEGMENT RESULTS OF OPERATIONS

	Quarters Ended September 30,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue
Fund management - related party	$4,329	$4,591	-6%
Food products	1,755	1,822	-4%
Beauty products	671	597	12%
Security systems	-	690	-100%
Financial services	208	210	-1%
Total revenue	$6,963	$7,910	-12%

Operating Income (Loss)
Fund management - related party	$379	$960	-61%
Food products	102	(8)	-1,375%
Beauty products	123	(173)	-171%
Security systems	-	133	-100%
Financial services	(373)	(1,582)	-76%
Corporate headquarters	(1,495)	(1,500)	0%
Total operating loss	$(1,264)	$(2,170)	-42%

U.S. Fund Management – Related Party - USCF Investments

USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each ETF or ETP that it manages. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the quarter ended September 30, 2025 was $2.9 billion compared to $3.1 billion for the quarter ended September 30, 2024. As a result of lower average AUM for the current quarter when compared to the quarter ended September 30, 2024, revenue decreased by $0.3 million or 6%. The decrease in average AUM in the quarter ended September 30, 2025 was due to commodity price fluctuations, along with the impact of geopolitical and economic uncertainty.

Operating income decreased to $0.4 million from $1.0 million for the quarter ended September 30, 2025 compared to the same quarter in 2024 driven by lower revenue and increases in sub-advisor fees (related to growth in newer funds) and new fund development costs, partially offset by variable operating expenses that are tied to lower average AUM from other funds.

Food Products - Gourmet Foods

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies and sausage rolls and 2) a digital printing business (Printstock Products Limited) which prints specialty food wrappers. Total food products revenue was basically flat at $1.8 million for the quarter ended September 30, 2025 as compared to 2024.

Operating income increased by $0.1 million as compared to the quarter ended September 30, 2024. The increase in operating income is due to a focus on the sale of higher margin products coupled with a decrease in selling expenses at Gourmet Foods bakery unit coupled with an increase in production at their Printstock Products printing subsidiary.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue increased by $0.1 million or 12% driven by improved performance by its distribution channels.

Operating income increased to $0.1 million for the quarter ended September 30, 2025, as compared to an operating loss $0.2 million for the quarter ended September 30, 2024, as a result of increased revenues of $0.1 million and the reduction of certain expenses of $0.2 million.

Security Systems – Brigadier

Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app earned only de minimis revenues. As a result, the offering of the app in the US was paused by Marygold US during the fourth quarter of fiscal year 2025. For the quarter ended September 30, 2025, Marygold US had no revenue and minimal expenses as compared with an operating loss of $1.4 million for the quarter ended September 30, 2024. Losses and negative cash flows from Marygold US are expected to be significantly reduced for the remainder of this fiscal year.

Marygold UK

Marygold UK is a U.K. holding company which operates through its two wholly-owned subsidiaries Marygold & Co. Limited f/k/a Tiger Financial and Asset Management Limited and Step By Step Financial Planners, both of which are registered investment advisors which earn revenues based on the amount of AUM and from the sale of financial products, including insurance, to customers in the U.K.

Our total Financial Services revenue, derived entirely from Marygold UK, for the quarter ended September 30, 2025, remained flat at $0.2 million compared to the quarter ended September 30, 2024. Marygold UK continued development of a scaled down version of its fintech app designed specifically for use in the UK. Operating loss increased by $0.2 million due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $0.4 million for the current quarter as compared to a loss of $1.6 million for the quarter ended September 30, 2024.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters was flat at $1.5 million for the quarter ended September 30, 2025 as compared to the same period in 2024.

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

As of September 30, 2025, we had $4.9 million of cash and cash equivalents on a consolidated basis as compared to $5.0 million as of June 30, 2025, a decrease of $0.1 million or 3%. Our cash used in operating activities for the quarter ended September 30, 2025 was $0.5 million. For the quarter ended September 30, 2025, the Company made nominal capital contributions to Marygold UK, which in turn were expensed towards the development and marketing of the mobile Fintech app. We have invested a total of $19.3 million overall in the Fintech app since the project was implemented in 2019. As described below, on January 28, 2025, we received $1.8 million in net proceeds from the sale of our shares in a firm commitment underwritten offering. There is a possibility that we will require additional financing if we elect to further fund fintech -based subsidiary operations over the coming 12 months. As the funding requirements become known, we will decide upon the source of the additional capital. Despite these cash investments and expenses, our working capital position remains strong at $13.4 million as of September 30, 2025.

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

The net proceeds of the Offering to us, after deducting underwriting discounts and commissions and estimated offering expenses, were $1.8 million. We used the net proceeds from the Offering to retire or reduce debt, make additional investments in our financial services operations, and for other general working capital and corporate purposes.

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA requires that, until May 25, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the underwritten offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. We have not sold any shares pursuant to the EDA. The offer and sale, if any, of our shares of common stock under the EDA will be made pursuant to our shelf registration statement on Form S-3 which was filed with the SEC on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein, and a prospectus supplement that was filed by the Company with the SEC on March 7, 2025.

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

Lease Liability

The Company has various leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $0.9 million as of September 30, 2025. The obligations will reduce over the passage of time through periodic lease payments. See Note 10 for further analysis of this obligation.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of September 30, 2025, USCF Investments held investment positions in three of its exchange traded funds registered under the Investment Company Act of 1940, as amended, ZSB, USE and ZSC of $0.3 million, $0.9 million, and $1.3 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 5 to our Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 10. Commitments And Contingencies – Litigation” in our Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

We are subject to certain risks and uncertainties in our business operations. You should carefully consider the factors discussed under “Item 1A -Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025 (“2025 Form 10-K”). The risks discussed in our 2025 Form 10-K, our other filings with the SEC, and the risks discussed herein could materially affect our business, financial condition, results of operations and the market for our shares. The risks described in our 2025 Form 10-K and our other SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

THE MARYGOLD COMPANIES, INC.

Dated: November 7, 2025	By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Accounting Officer (Principal Accounting Officer)

