Form 10-Q
period 2025-12-31
Marygold Companies, Inc.
filed 2026-02-05
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: 001-41318

THE MARYGOLD COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1133909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 3, 2026, 42,811,212 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 13,302 shares of Series B Convertible, Voting Preferred Stock (“Series B Preferred Stock”) were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the of federal securities laws which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments Inc.;

●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;

●	our continued investments in Marygold & Co (UK) as it seeks to further develop and market its U.K. Fintech application (“app”) and the uncertainty of the acceptance thereof and its ability to generate sufficient revenue to meet or exceed our capital investment to date;

●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products or services, to expand sales to our customers, and to convince our existing customers to continue using our services and products;

●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;

●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategies with respect thereto;

●	the ability of our operating subsidiaries to successfully penetrate enterprise and other markets;

●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;

●	the attraction and retention of key personnel;

●	our ability to effectively manage our growth and future expenses;

●	our ability to raise additional capital through debt or equity financing if the need arises to cover our operating losses or investing in strategic acquisitions;

●	worldwide economic conditions, including the uncertainty of increasing tariffs on imports and the after-effects from the economic disruption imposed by the COVID-19 pandemic, and the conflicts in Ukraine and the Middle East, and their impact on spending;

●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations; and

●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion, as well as our ability to dispose of businesses we consider to be under-performing or not in our long-term strategy.

The foregoing list does not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025, this Report and our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

In this Report, unless the context otherwise requires, references to “we,” “our,” or “us,” “Company,” “The Marygold Companies,” refer to The Marygold Companies, Inc., a Nevada corporation, and its subsidiaries. Our logo, trademarks and service marks are the property of the Company. Other trademarks or service marks appearing in this Report are the property of their respective holders. Solely for convenience, trademarks, trade names, service marks and copyrights referred to in this Report may appear with or without the “©”, “®” or “™” symbols, but the inclusion, or not, of such references are not intended to indicate, in any way, that we, or the applicable owner, will not assert, to the fullest extent possible under applicable law, our or their, as applicable, rights to these trademarks, trade names service marks or copyrights. We do not intend our use or display of other companies’ trademarks, trade names, service marks or copyrights to imply a relationship with, or endorsement or sponsorship of us by, such other companies.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2025	June 30, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,122	$5,005
Accounts receivable, net (of which $1,577 and $1,281, respectively, due from related parties)	2,276	2,361
Inventories	1,798	2,001
Prepaid income tax and tax receivable	1,144	783
Investments, at fair value	7,465	7,829
Other current assets	611	1,067
Total current assets	17,416	19,046

Restricted cash	12	63
Property and equipment, net	440	1,038
Operating lease right-of-use assets	1,003	984
Goodwill	2,270	2,481
Intangible assets, net	903	1,029
Deferred tax assets, net	3,440	3,440
Other assets	2,315	2,339
Total assets	$27,799	$30,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,506	$3,831
Lease liabilities, current portion	711	556
Advance from buyer	-	720
Purchase consideration payable, current portion	253	257
Notes payable, current portion	-	1,268
Total current liabilities	4,470	6,632

Lease liabilities, net of current portion	420	580
Deferred tax liabilities, net	221	221
Total long-term liabilities	641	801
Total liabilities	5,111	7,433

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized Series B: 13 shares issued and outstanding at both December 31, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 42,811 and 42,818 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	42	42
Additional paid-in capital	15,276	15,167
Accumulated other comprehensive income (loss)	104	(420)
Retained earnings	7,266	8,198
Total stockholders’ equity	22,688	22,987
Total liabilities and stockholders’ equity	$27,799	$30,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Revenue
Fund management - related party	$4,565	$4,685	$8,894	$9,276
Food products	1,651	1,688	3,407	3,510
Beauty products	1,159	832	1,830	1,430
Security systems	-	585	-	1,274
Financial services	268	214	476	423
Revenue	7,643	8,004	14,607	15,913

Cost of revenue	1,987	2,076	3,586	4,203

Gross profit	5,656	5,928	11,021	11,710

Operating expense
Salaries and compensation	2,622	2,947	5,091	6,094
General and administrative expense	1,700	2,361	3,755	4,926
Fund operations	1,450	1,566	2,976	2,978
Marketing and advertising	459	738	944	1,407
Depreciation and amortization	56	142	150	301
Total operating expenses	6,287	7,754	12,916	15,706

Loss from operations	(631)	(1,826)	(1,895)	(3,996)

Other income (expense):
Interest and dividend income	127	1,064	212	1,215
Interest expense	(1)	(362)	(70)	(393)
Gain on sale of Brigadier (see Note 6.)	-	-	521	-
Other (expense) income, net	(59)	(1,105)	159	(1,124)
Total other income (expense), net	67	(403)	822	(302)

Loss before income taxes	(564)	(2,229)	(1,073)	(4,298)

(Provision for) benefit from income taxes	(12)	482	141	966

Net loss	$(576)	$(1,747)	$(932)	$(3,332)

Weighted average shares of common stock
Basic and diluted	42,863	40,863	42,951	40,855

Net loss per common share
Basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Net loss	$(576)	$(1,747)	$(932)	$(3,332)
Foreign currency translation gain (loss)	315	(342)	489	(299)
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	-	-	35	-
Comprehensive loss	$(261)	$(2,089)	$(408)	$(3,631)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Six Months Ended December 31, 2025	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive (Loss) Income	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2025	13	$-	42,818	$42	$15,167	$(420)	$8,198	$22,987
Gain on currency translation	-	-	-	-	-	174	-	174
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	-	-	-	-	-	35	-	35
Stock-based compensation	-	-	-	-	67	-	-	67
Net loss	-	-	-	-	-	-	(356)	(356)
Balance at September 30, 2025	13	$-	42,818	42	15,234	(211)	7,842	22,907
Issuance of stock awards	-	-	24	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	315	-	315
Stock-based compensation	-	-	-	-	67	-	-	67
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(31)	-	(25)	-	-	(25)
Net loss	-	-	-	-	-	-	(576)	(576)
Balance at December 31, 2025	13	$-	42,811	$42	$15,276	$104	$7,266	$22,688

Six Months Ended December 31, 2024	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614
Issuance of stock awards	-	-	230	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	43	-	43
Stock-based compensation	-	-	-	-	460	-	-	460
Net loss	-	-	-	-	-	-	(1,586)	(1,586)
Balance at September 30, 2024	49	-	40,326	40	13,285	(226)	12,432	25,531
Issuance of stock awards	-	-	35	-	-	-	-	-
Loss on currency translation	-	-	-	-	-	(342)	-	(342)
Stock-based compensation	-	-	-	-	168	-	-	168
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(173)	-	(257)	-	-	(257)
Net loss	-	-	-	-	-	-	(1,747)	(1,747)
Balance at December 31, 2024	49	$-	40,188	$40	$13,196	$(568)	$10,685	$23,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(932)	$(3,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	301
Stock-based compensation	134	628
Gain on sale of Brigadier (See Note 6.)	(521)	-
(Gain) loss on investments	(157)	1,130
Non-cash interest expense	37	203
Non-cash lease costs	388	359
Changes in operating assets and liabilities:
Accounts receivable	(222)	319
Prepaid income taxes and tax receivable	(362)	(904)
Inventories	(10)	(92)
Other assets	414	265
Accounts payable and accrued expenses	107	(175)
Lease liabilities	(467)	(365)
Net used in operating activities	(1,441)	(1,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	2,733	2,185
Purchase of investments	(2,216)	(2,996)
Proceeds from sale of subsidiary, net of cash disposed (see Note 6)	1,066	-
Purchase of property and equipment	(29)	(53)
Payment of purchase consideration payable	-	(277)
Net cash provided by (used in) investing activities	1,554	(1,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	-	3,690
Principal repayment on note payable	(1,316)	-
Principal repayment of mortgage loan payable	-	(315)
Repurchase of shares to satisfy tax withholdings for restricted stock awards	(25)	(257)
Net cash (used in) provided by financing activities	(1,341)	3,118
Effect of exchange rate change on cash and cash equivalents	294	(99)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(934)	215

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,068	5,523

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$4,134	$5,738

Cash and cash equivalents	$4,122	$5,677
Restricted cash	12	61
Total cash, cash equivalents and restricted cash	$4,134	$5,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95	$2
Income taxes (net of refunds received)	$12	$31
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of advance from buyer included in gain on sale of Brigadier	$720	$-
Acquisition of operating right-of-use assets through operating lease liabilities	$440	$690

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., a Nevada corporation (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon exchange traded funds management, financial services and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation, with corporate headquarters in Walnut Creek, California holds two wholly owned subsidiaries which provide fund management services to exchange traded funds (“ETFs”) and exchange traded products (“ETPs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○

USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”).

The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California. USCF Investments, Inc. together with USCF LLC and USCF Advisers, are hereinafter referred to as (“USCF Investments”), unless otherwise stated.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand.

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are in Walnut Creek, California;

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive loss, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2026. The condensed consolidated balance sheet as of June 30, 2025, has been derived from the audited consolidated financial statements at that date included in our annual report on Form 10-K for the year ended June 30, 2025, but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The information included in this Report should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2025.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated from investment management fees from the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Fund
USO	$1,058	23%	$1,417	30%	$2,167	24%	$2,849	31%
UNG	895	20%	1,257	27%	1,652	19%	2,463	26%
UMI	672	15%	753	16%	1,495	17%	1,388	15%
USCI	563	12%	373	8%	1,077	12%	730	8%
CPER	557	12%	272	6%	930	10%	565	6%
All Others	820	18%	613	13%	1,573	18%	1,281	14%
Total	$4,565	100%	$4,685	100%	$8,894	100%	$9,276	100%

	December 31, 2025		June 30, 2025
	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$364	23%	$390	30%
UNG	288	18%	180	14%
UMI	230	15%	264	21%
CPER	210	13%	102	8%
All Others	485	31%	345	27%
Total	$1,577	100%	$1,281	100%

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

NOTE 3. NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of shares of Series B, Voting, Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights and each share of Series B Preferred Stock is convertible at any time into 20 shares of the Company’s common stock. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Since the Company generated a net loss in the three and six months ended December 31, 2025 and 2024, basic and diluted net loss per share were the same. The Company excluded the following shares from the diluted net loss per share calculation as their effect would be anti-dilutive.

	Three and Six Months Ended December 31,
	2025	2024
Warrants outstanding	82,500	82,500
Stock options outstanding	343,667	640,881
Restricted Stock Awards outstanding	121,208	370,584
Total common stock equivalents excluded	547,375	1,093,965

Basic and diluted net loss per share reflects the effects of shares potentially issuable upon conversion of the convertible Series B Preferred Stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(572)	42,597	$(0.01)	$(1,705)	39,876	$(0.04)
Net loss available to preferred shareholders	(4)	266	$(0.01)	(42)	987	$(0.04)
Basic and diluted net loss per share	$(576)	42,863	$(0.01)	$(1,747)	40,863	$(0.04)

	Six Months Ended December 31, 2025			Six Months Ended December 31, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(926)	42,685	$(0.02)	$(3,251)	39,868	$(0.08)
Net loss available to preferred shareholders	(6)	266	$(0.02)	(81)	987	$(0.08)
Basic and diluted net loss per share	$(932)	42,951	$(0.02)	$(3,332)	40,855	$(0.08)

NOTE 4. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	December 31,	June 30,
Restricted cash	2025	2025
Deposit restricted relating to account for Fintech app	$-	$51
Deposit for securing a lease bond	12	12
Total restricted cash	$12	$63

	December 31,	June 30,
Inventories	2025	2025
Raw materials and supplies	$1,225	$1,211
Finished goods	573	790
Total inventories	$1,798	$2,001

	December 31,	June 30,
Property and equipment, net	2025	2025
Manufacturing equipment	$1,868	$1,935
Land and building (a)	-	575
Other equipment	508	854
Total property and equipment, gross	2,376	3,364
Accumulated depreciation	(1,936)	(2,326)
Total property and equipment, net	$440	$1,038

(a)	Land and building related to Brigadier as of June 30, 2025. Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

Depreciation expense for property and equipment was approximately $0.1 million for the three and six months ended December 31, 2025 and 2024, respectively.

	December 31,	June 30,
Goodwill	2025 (c)	2025
Food products – Gourmet Foods	$242	$275
Security systems – Brigadier (b)	-	351
Financial Services – Marygold & Co. (UK)	2,028	1,855
Total goodwill	$2,270	$2,481

(b)	Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).
(c)	Goodwill balances for Food products – Gourmet Foods and Financial Services – Marygold & Co. (UK) at December 31, 2025 changed from June 30, 2025 due to foreign exchange rate changes.

	December 31,	June 30,
Other assets, non-current	2025	2025
Equity investment in a financial institution	$1,800	$1,800
Equity investment in a registered investment advisor	502	502
Deposits and other assets	13	37
Total other assets, non-current	$2,315	$2,339

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

	December 31,	June 30,
Accounts payable and accrued expenses	2025	2025
Accounts payable	$2,242	$2,083
Accrued operating expenses	883	1,151
Accrued payroll, vacation and bonus payable	381	597
Total (d)	$3,506	$3,831

(d)	Accounts payable and accrued expenses included $0.3 million related to Brigadier as of June 30, 2025. Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

NOTE 5. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the organization of exchange traded products (ETPs) or exchange traded funds (ETFs) that are managed by USCF LLC or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exist are recorded at fair value with the change included in earnings in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2025 and June 30, 2025, the Company held a total of $1.9 million and $3.6 million, respectively, in funds managed by USCF Advisers which are related parties and are included in other equities in the table below. In addition to the seed capital holdings in these funds, the Company also invests in marketable securities.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,285	$-	$-	$5,285
Other short-term investments	317	1	-	318
Other equities - related parties	2,178	-	(316)	1,862
Total short-term investments	$7,780	$1	$(316)	$7,465

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,877	$-	$-	$3,877
Other short-term investments	310	2	-	312
Other equities - related parties	4,374	-	(734)	3,640
Total short-term investments	$8,561	$2	$(734)	$7,829

During the six months ended December 31, 2025 and year ended June 30, 2025, respectively, there were no transfers between the fair value levels.

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

Pursuant to the Agreement, the purchase price for the Shares acquired by SKCAL at Closing was $2.2 million subject to certain adjustments thereto. An initial payment of $0.2 million was paid within a few days of the execution and delivery of the Agreement by the parties. An additional $1.0 million was paid near the Closing Date, of which $0.5 million was received as of June 30, 2025. A final payment of $1.0 million was payable on September 1, 2025, subject to adjustment upward or downward thereto in the event of a difference between the Closing Date schedule of Brigadier’s current assets and liabilities as of June 30, 2025 (“Target Balance Sheet”), and the schedule of Brigadier’s audited current assets and liabilities as of June 30, 2025 (“Final Balance Sheet”), including adjustments in the event accounts receivable become uncollectable, cash balances increase or decrease, and/or any liabilities arise prior to Closing but which were not set forth on such Target Balance Sheet. After a comparison of the Final Balance Sheet and the Target Balance Sheet, it was determined and agreed that an upwards adjustment of $0.1 million be added to the purchase price resulting in the final payment amount being $1.1 million.

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

NOTE 7. INTANGIBLE ASSETS

	December 31, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	3.3	$1,120	$(466)	$654
Brand name – indefinite lived	N/A	213	-	213
Internally developed software	0.5	218	(182)	36
Total		$1,551	$(648)	$903

	June 30, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	4.6	$1,540	$(821)	$719
Brand name	0.9	439	(408)	31
Brand name – indefinite lived	N/A	206	-	206
Internally developed software	1.0	218	(145)	73
Total		$2,403	$(1,374)	$1,029

Total amortization expense for intangible assets was $0.1 million for each of the three months ended December 31, 2025 and 2024 and $0.1 million and $0.2 million for the six months ended December 31, 2025 and 2024, respectively.

In connection with the sale of Brigadier (see Note 6. Sale of Brigadier), intangible assets with a gross carrying value of $0.8 million and accumulated amortization of $0.7 million were removed from the Company’s consolidated balance sheet during the six months ended December 31, 2025.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2026 (remainder of the fiscal year)	$175
2027	279
2028	65
2029	65
2030	58
Thereafter	261
Total	$903

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

The Purchase Agreement contained certain covenants and agreements, including that we will not pledge or grant any lien or security interest in our or our subsidiaries’ assets without the Holder’s prior written consent and that we will file reports under the Securities Exchange Act timely, and that our shares will continue to be listed or quoted on the NYSE American or Nasdaq. Also, without the Holder’s prior written consent, we may not: issue, incur or guarantee any debt obligations other than trade payables in the ordinary course; issue any security that has conversion rights in which the number of shares varies with the market price of our shares; issue any securities convertible into our shares with a conversion price that varies with the market price of our shares; issue any securities that have a conversion or exercise price subject to a reset due to a change in the market price of our shares or upon the occurrence of certain events related to our business (but excluding certain standard antidilution protection for any reorganization, recapitalization, noncash dividend, stock split or similar transaction); issue any securities pursuant to an equity line of credit, standby equity purchase agreement or similar arrangement. The Purchase Agreement also contained a most favored nations provision that provided we would grant to the Holder the same terms as we offer any subsequent investor in our debt securities and certain arbitration provisions in the event of a claim arising under the Purchase Agreement and other transaction documents.

The Company’s obligations under the Note were secured by: (i) a pledge of all the common stock the Company owned in USCF Investments, Inc. and (ii) a security interest in all of the assets of the Company. Further, the Company’s Chief Executive Officer’s trust, the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), provided: (i) a guaranty of the Company’s obligations to the Holder under the Note and (ii) a pledge of all of the common stock of the Company owned by the Gerber Trust.

As of June 30, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $1.3 million. During the six months ended December 31, 2025 the Company paid all principal and interest due under the Note in the aggregate of $1.4 million. As of December 31, 2025, all collateral and guarantees pledged to the lender in connection with the Note have been released. The Company has no other indebtedness. The effective interest rate for the Note was 41.3%.

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

The net proceeds of the offering to the Company, after deducting underwriting discounts and commissions and offering expenses, was $1.8 million. The Company used a portion of the net proceeds from the Offering to reduce debt, make additional investments in its financial services operations, and for other general working capital and corporate purposes.

The Company agreed that, until January 25, 2026, Maxim would have a right of first refusal to act as sole managing underwriter and sole book runner, sole placement agent, or sole sales agent, for any and all future registered offerings or private placements of the Company’s equity, equity-linked or debt securities for which we retain the service of an underwriter, agent, advisor, finder or other person or entity in connection with such offering during such period. Also, the Company agreed not to offer to retain any entity or person in connection with such an offering on terms more favorable than the terms on which the Company offered to retain Maxim.

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

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA required that, until May 28, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the Offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. As of December 31, 2025, we have not sold any shares pursuant to the EDA. The offer and sale, if any, of our shares of common stock under the EDA will be made pursuant to our shelf registration statement on Form S-3 which was filed with the SEC on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein, and a prospectus supplement that was filed by the Company with the SEC on March 7, 2025.

The foregoing does not constitute an offer to sell or the solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state or other jurisdiction.

Stock-based Compensation

During the six months ended December 31, 2025, the following activity occurred under the Company’s 2021 Omnibus Equity Incentive Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2025	343,667	$1.32	193,857	$1.33
Granted	-	$-	24,270	$1.03
Released	-	$-	(96,919)	$1.31
Outstanding at December 31, 2025	343,667	$1.32	121,208	$1.29
Exercisable at December 31, 2025	186,296	$1.32

As of December 31, 2025, there was $0.2 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of 1.0 year. The weighted average remaining contractual life of the outstanding stock options as of December 31, 2025 was 7.8 years. As of December 31, 2025, there was $0.1 million of unrecognized compensation expense related to outstanding restricted stock awards (RSAs) that will be recognized over a remaining weighted average period of 0.5 years. The total stock-based compensation expense recognized was $0.1 million and $0.2 million during the three months ended December 31, 2025 and 2024, respectively, and $0.1 million and $0.6 million during the six months ended December 31, 2025 and 2024, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s combined lease costs were $0.2 million for each of the three months ended December 31, 2025 and 2024, and $0.3 million and $0.5 million for each of the six months ended December 31, 2025 and 2024, respectively. The lease costs were recorded under general and administrative expense in the statements of operations. During the six months ended December 31, 2025 and 2024, the Company renewed leases which increased the right-of-use assets and lease liabilities by $0.4 million and $0.7 million, respectively.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases	Finance Lease	Total
Remainder of fiscal 2026	$399	$9	$408
2027	492	18	510
2028	187	18	205
2029	164	18	182
2030	-	18	18
Thereafter	-	27	27
Total minimum lease payments	1,242	108	1,350
Less: present value discount	(199)	(20)	(219)
Total lease liabilities	$1,043	$88	$1,131

The weighted average remaining lease term for the Company’s operating leases was 1.8 years as of December 31, 2025 and a weighted-average discount rate of 5.8% was used to determine the total operating lease liabilities. The remaining lease term for the Company’s finance lease was 5.9 years as of December 31, 2025 with an annual interest rate of 7.0%.

Other Agreements and Commitments

As Marygold US built out its Fintech app, it entered into agreements with various service providers, some of which required long-term contracts. As of December 31, 2025, Marygold US has recorded payment commitments totaling $0.7 million with some former primary service vendors not including an additional $0.2 million in unused service commitments. It is uncertain what amount of this contractual commitment may be reduced by the vendors as services are no longer required.

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

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), and Rule 10b-5 under the Securities Exchange Act. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees. The Amended Lucas Class Complaint named as defendants USCF LLC, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

On September 29, 2025, the Court granted the defendants’ motion to dismiss the complaint without prejudice and granted plaintiff leave to file a motion to amend its complaint. On November 26, 2025, the plaintiff filed a motion for leave to file a proposed second consolidated amended complaint, which defendants have opposed. The motion remains pending before the Court.

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

No accrual or reserve has been made with respect to the above legal matters for the six months ended December 31, 2025, or the year ended June 30, 2025. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters. Although we are vigorously contesting the litigation claims discussed above, in the near term it is reasonably possible that we may be required to establish a reserve or an accrual in the future depending upon the outcome of any of the foregoing litigation matters. An adverse outcome in any of these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions were less than $0.1 million for each of the three months ended December 31, 2025 and 2024 and less than $0.2 million for each of the six months ended December 31, 2025 and 2024.

NOTE 11. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties for financial accounting purposes. The Company’s fund management revenue, totaling $4.6 million and $4.7 million for the three months ended December 31, 2025 and 2024, respectively, were earned from these related parties. Accounts receivable, totaling $1.6 million and $1.3 million as of December 31, 2025 and June 30, 2025, respectively, were owed from these related parties. USCF Investments, from time to time, provides initial seed capital investments in connection with the organization of ETP and ETF funds that USCF LLC manages. As of December 31, 2025 and June 30, 2025, the Company held a total of $1.9 million and $3.6 million, respectively, in funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 20% and 21% of the outstanding shares of or other interest in these funds as of December 31, 2025 and June 30, 2025, respectively. Included in interest and dividend income on the consolidated statements of operations are $0.1 million and $1.0 million for the three months ended December 31, 2025 and 2024, respectively, and $0.2 million and $1.1 million for the six months ended December 31, 2025 and 2024, respectively, of dividends earned from these related party investments.

USCF Advisers is no longer contractually obligated to pay license fees to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2025 and 2026 as both parties agreed to terminate the license fee. The amount of license fee accrued as an expense during the three and six months ended December 31, 2025 and 2024 was zero and $0.2 million, respectively.

Note Payable

Refer to Note 8. Note Payable for a description of a related party transaction involving the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), of which our CEO is a trustee, pursuant to which, in connection with the Company’s recent debt financing transaction, the Gerber Trust provided to the holder of the note issued in the financing transaction a guaranty of the Company’s performance under the note and, as security, a pledge of all of the shares of the Company’s common stock owned by the Gerber Trust. As of December 31, 2025, all collateral and guarantees pledged to the holder of the note have been released. The note has been repaid in full.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue from external customers:
U.S. Fund management - related party	$4,565	$4,685	$8,894	$9,276
Food products	1,651	1,688	3,407	3,510
Beauty products	1,159	832	1,830	1,430
Security systems (a)	-	585	-	1,274
U.S. and U.K. Financial services	268	214	476	423
Total revenue	$7,643	$8,004	$14,607	$15,913

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating (loss) income:
U.S. Fund management - related party	$439	$832	$819	$1,793
Food products	25	58	127	50
Beauty products	140	(61)	262	(234)
Security systems (a)	-	58	-	191
U.S. and U.K. Financial services	(374)	(1,703)	(747)	(3,286)
Corporate headquarters	(861)	(1,010)	(2,356)	(2,510)
Total operating loss	$(631)	$(1,826)	$(1,895)	$(3,996)

(a)	Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included in this Report and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Report. See “Item 1 - Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Special Note Regarding Forward Looking Statements” above.

Our results of operations and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this Report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2025.

Overview

The Marygold Companies, Inc., a Nevada corporation (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon exchange traded funds management, financial services, and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation with corporate headquarters in Walnut Creek, California holds two wholly owned subsidiaries which provide fund management services to exchange traded funds (“ETFs”) and exchange traded products (“ETPs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

○

USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”).

The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California. USCF Investments, Inc. together with USCF LLC and USCF Advisers, are hereinafter referred to as (“USCF Investments”), unless otherwise stated.

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

Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada was included in our continuing operations until it was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

Recent Developments

Refer to “Liquidity and Capital Resources” below.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

Summary Results of Operations

	Three Months Ended December 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue	$7,643	$8,004	-5%
Cost of revenue	1,987	2,076	-4%
Gross profit	5,656	5,928	-5%
Operating expenses	6,287	7,754	-19%
Loss from operations	(631)	(1,826)	-65%
Other income (expense), net	67	(403)	-117%
Loss before income taxes	(564)	(2,229)	-75%
(Provision for) benefit from income taxes	(12)	482	-102%
Net loss	$(576)	$(1,747)	-67%

Revenue decreased by $0.4 million or 5% for the three months ended December 31, 2025 due to a decrease in revenue of $0.6 million from our security systems segment as a result of the sale of Brigadier to a related party on July 1, 2025, a decrease in revenue of $0.1 million in our US fund management segment and partially offset by an increase in our beauty products segment revenue. The decrease in U.S. fund management revenue was driven by a decrease in average Assets Under Management (“AUM”). Average AUM for the three months ended December 31, 2025 was $3.0 billion compared to $3.1 billion for the three months ended December 31, 2024. The decrease in average AUM in the three months ended December 31, 2025 was due to commodity price fluctuations, along with geopolitical and economic uncertainty.

Gross profit decreased by $0.3 million or 5%, driven by the elimination of gross profit from Brigadier which was sold on July 1, 2025.

Operating expenses decreased by $1.5 million or 19% driven by a reduction of costs associated with our Marygold & Co. subsidiary as they paused further development of the Fintech app in the US as well as a reduction of $0.2 million of operating expenses incurred by Brigadier in the three months ended December 31, 2025 as a result of the sale of Brigadier on July 1, 2025.

Loss from operations decreased by $1.2 million or 65% compared to the prior year three months as a net result of: the decrease in financial services loss by $1.3 million from pausing the Marygold Fintech app in the US; improved profitability of our beauty products segment by $0.2 million, partially offset by reduced profit of $0.4 million in the fund management segment due to lower average AUM.

Total other income (expense), net increased by $0.5 million or 117% for the three months ended December 31, 2025 compared to the prior year three months driven by the reduction in interest expense as a result of the payoff of the Streeterville note payable in September 2025.

The benefit from income taxes decreased by $0.5 million or 102% in the three months ended December 31, 2025 compared to the prior year three months as a result of the loss before income taxes decreasing by $1.7 million for the reasons described above.

Net loss decreased by $1.2 million or 67% and was driven by the net effect of the changes discussed above.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

Summary Results of Operations

	Six Months Ended December 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue	$14,607	$15,913	-8%
Cost of revenue	3,586	4,203	-15%
Gross profit	11,021	11,710	-6%
Operating expenses	12,916	15,706	-18%
Loss from operations	(1,895)	(3,996)	-53%
Other income (expense), net	822	(302)	-372%
Loss before income taxes	(1,073)	(4,298)	-75%
Benefit from income taxes	141	966	-85%
Net loss	$(932)	$(3,332)	-72%

Revenue decreased by $1.3 million or 8% for the six months ended December 31, 2025 due to a decrease in revenue of $1.3 million from our security systems segment as a result of the sale of Brigadier to a related party on July 1, 2025, and a decrease in revenue of $0.4 million in our US fund management segment, partially offset by an increase of $0.4 million in our beauty products segment revenue. The decrease in U.S. fund management revenue was driven by a decrease in average Assets Under Management (“AUM”). Average AUM for the six months ended December 31, 2025 was $2.9 billion compared to $3.1 billion for the six months ended December 31, 2024. The decrease in average AUM in the six months ended December 31, 2025 was due to commodity price fluctuations, along with geopolitical and economic uncertainty.

Gross profit decreased by $0.7 million or 6%, driven by the elimination of gross profit from Brigadier which was sold on July 1, 2025.

Operating expenses decreased by $2.8 million or 18% driven by a reduction of costs associated with our Marygold & Co. subsidiary as they paused further development of the Marygold Fintech app in the US as well as a reduction of $0.6 million of operating expenses incurred by Brigadier in the six months ended December 31, 2025 as a result of the sale of Brigadier on July 1, 2025.

Loss from operations decreased by $2.1 million compared to the prior year six months as a net result of: the decrease in financial services loss by $2.5 million from pausing the Marygold Fintech app in the US; improved profitability of our beauty products segment by $0.5 million; a reduction in stock based compensation charges of $0.5 million and improved profitability of our food products segment of $0.1 million, partially offset by reduced profit of $1.0 million in the fund management segment due to lower average AUM and the elimination of $0.2 million profit in our security systems segment as a result of the sale of Brigadier on July 1, 2025.

Total other income (expense), net increased by $1.1 million or 372% for the six months ended December 31, 2025 compared to the prior year six months driven by the $0.5 million gain on sale of Brigadier in July 2025 and a reduction in interest expense of $0.3 million from paying off the Streeterville note payable in September 2025.

The benefit from income taxes decreased by $0.8 million or 85% in the six months ended December 31, 2025 compared to the prior year six months as a result of the loss before income taxes decreasing by $3.2 million for the reasons described above.

Net loss decreased by $2.4 million or 72% and was driven by the net effect of the changes discussed above.

Reportable Segments

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue
U.S. Fund management - related party	$4,565	$4,685	-3%
Food products	1,651	1,688	-2%
Beauty products	1,159	832	39%
Security systems	-	585	-100%
U.S. and U.K. Financial services	268	214	25%
Total revenue	$7,643	$8,004	-5%

Operating Income (Loss)
U.S. Fund management - related party	$439	$832	-47%
Food products	25	58	-57%
Beauty products	140	(61)	-330%
Security systems	-	58	-100%
U.S. and U.K. Financial services	(374)	(1,703)	-78%
Corporate headquarters	(861)	(1,010)	-15%
Total operating loss	$(631)	$(1,826)	-65%

U.S. Fund Management – Related Party - USCF Investments

USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each ETF or ETP that it manages. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the three months ended December 31, 2025 was $3.0 billion compared to $3.1 billion for the three months ended December 31, 2024. As a result of lower average AUM for the current three months when compared to the three months ended December 31, 2024, revenue decreased by $0.1 million or 3%. The decrease in average AUM in the three months ended December 31, 2025 was due to commodity price fluctuations, along with the impact of geopolitical and economic uncertainty.

Operating income decreased to $0.4 million from $0.8 million for the three months ended December 31, 2025 compared to the same three months in 2024 driven by lower revenue and increases in sub-advisor fees (related to growth in newer funds) and new fund development costs, partially offset by variable operating expenses that are tied to lower average AUM from other funds.

Food Products - Gourmet Foods

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies and sausage rolls and 2) a digital printing business (Printstock Products Limited) which prints specialty food wrappers. Total food products revenue was relatively flat at $1.7 million for the three months ended December 31, 2025 as compared to 2024 with the bakery division being slightly lower and the printing division slightly higher.

Operating income was relatively flat at less than $0.1 million for the comparable three months ended December 31, 2025 and 2024 with the printing division generating an operating profit of $0.1 million and the bakery division operating at a slight operating loss.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue increased by $0.3 million or 39% driven by (1) a change in its online distribution channel to eliminate low margin selling, and (2) an increase in international distribution channels to include other countries in Asia.

Operating income increased to $0.1 million for the three months ended December 31, 2025, as compared to an operating loss $0.1 million for the three months ended December 31, 2024, as a result of increased revenues of $0.3 million coupled with a reduction in operating expenses including the elimination of third-party marketing consultants, a reduction in staff and a reduction of unused warehouse space.

Security Systems – Brigadier

Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app earned only de minimis revenues. As a result, the offering of the app in the US was paused by Marygold US effective April 1, 2025. For the three months ended December 31, 2025, Marygold US had no revenue and minimal expenses as compared with an operating loss of $1.5 million for the three months ended December 31, 2024. Losses and negative cash flows from Marygold US are expected to be significantly reduced for the remainder of this fiscal year.

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

Our total Financial Services revenue, derived entirely from Marygold UK, for the three months ended December 31, 2025, increased by $0.1 million compared to the three months ended December 31, 2024. Marygold UK continued development of a scaled down version of its fintech app designed specifically for use in the UK. Operating loss increased by $0.2 million due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $0.4 million for the three months ended December 31, 2025 as compared to a loss of $1.7 million for the three months ended December 31, 2024, a decrease of $1.3 million or 78%.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters was relatively flat at $0.9 million for the three months ended December 31, 2025 as compared to $1.0 million for the same period in 2024.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

SEGMENT RESULTS OF OPERATIONS

	Six Months Ended December 31,		Percentage
(in thousands, except percentages)	2025	2024	Change
Revenue
U.S. Fund management - related party	$8,894	$9,276	-4%
Food products	3,407	3,510	-3%
Beauty products	1,830	1,430	28%
Security systems	-	1,274	-100%
U.S. and U.K. Financial services	476	423	13%
Total revenue	$14,607	$15,913	-8%

Operating Income (Loss)
U.S. Fund management - related party	$819	$1,793	-54%
Food products	127	50	154%
Beauty products	262	(234)	-212%
Security systems	-	191	-100%
U.S. and U.K. Financial services	(747)	(3,286)	-77%
Corporate headquarters	(2,356)	(2,510)	-6%
Total operating loss	$(1,895)	$(3,996)	-53%

U.S. Fund Management – Related Party - USCF Investments

Our U.S. Fund Management is comprised of USCF Investments, and its wholly owned subsidiaries. USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each ETF or ETP that it manages. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the six months ended December 31, 2025 was $2.9 billion compared to $3.1 billion for the six months ended December 31, 2024. As a result of lower average AUM for the current six months when compared to the six months ended December 31, 2024, revenue decreased by $0.4 million or 4%. The decrease in average AUM in the three months ended December 31, 2025 was due to commodity price fluctuations, along with the impact of geopolitical and economic uncertainty.

Operating income decreased to $0.8 million from $1.8 million for the six months ended December 31, 2025 compared to the same six months in 2024 driven by lower revenue and increases in sub-advisor fees (related to growth in newer funds) and new fund development costs, partially offset by variable operating expenses that are tied to lower average AUM from other funds.

Food Products - Gourmet Foods

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies and sausage rolls and 2) a digital printing business (Printstock Products Limited) which prints specialty food wrappers. Total food products revenue was relatively flat at $3.4 million for the six months ended December 31, 2025 as compared to $3.5 million for the six months ended December 31, 2024.

Operating income increased by $0.1 million for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The increase in operating income is due to a focus on the sale of higher margin products coupled with a decrease in selling expenses at Gourmet Foods bakery unit coupled with an increase in production at their Printstock Products printing subsidiary.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue increased by $0.4 million or 28% driven by (1) a change in its online distribution channel to eliminate low margin selling, and (2) an increase in international distribution channels to include other countries in Asia.

Operating income increased to $0.3 million for the six months ended December 31, 2025, as compared to an operating loss of $0.2 million for the six months ended December 31, 2024, or 212%, as a result of increased revenues of $0.4 million and the reduction of certain expenses including the elimination of third-party marketing consultants, a reduction in staff and a reduction of unused warehouse space.

Security Systems – Brigadier

Brigadier was sold to a related party on July 1, 2025 (see Note 6. Sale of Brigadier).

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our U.S. and U.K. Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app earned only de minimis revenues. As a result, the offering of the app in the US was paused by Marygold US effective April 1, 2025. For the six months ended December 31, 2025, Marygold US had no revenue and minimal expenses as compared with an operating loss of $2.9 million for the six months ended December 31, 2024. Losses and negative cash flows from Marygold US are expected to be significantly reduced for the remainder of this fiscal year.

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

Our total Financial Services revenue, derived entirely from Marygold UK, for the six months ended December 31, 2025, increased by $0.1 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. Marygold UK continued development of a scaled down version of its fintech app designed specifically for use in the UK by clients of Marygold UK. Operating loss increased by $0.3 million due to increased costs incurred in connection with the adoption and implementation of the Marygold mobile Fintech app for the U.K. market. The consolidated operating loss for financial services was $0.7 million for the current six months as compared to a loss of $3.3 million for the six months ended December 31, 2024.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters was relatively flat at $2.4 million for the six months ended December 31, 2025 as compared to $2.5 million for the same period in 2024.

Liquidity and Capital Resources

We are a multinational holding company that conducts our individual diversified business operations through our wholly-owned subsidiaries. At the holding-company level, our liquidity needs relate to operational expenses, the funding of additional business acquisitions and new investment opportunities including the investment by our fund management business in the development of new exchange traded fund or products. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company and the subsidiary level. There are generally no legal limitations or constraints on the movement of funds between the entities, however there are potential tax consequences for funds moved from foreign subsidiaries to the parent company. Additionally, our registered investment advisor subsidiaries are required to maintain certain minimum capital requirements.

As of December 31, 2025, we had $4.1 million of cash and cash equivalents on a consolidated basis as compared to $5.0 million as of June 30, 2025, a decrease of $0.9 million or 18%. Our cash used in operating activities for the six months ended December 31, 2025 was $1.4 million. During the six months ended December 31, 2025, we made principal payments of $1.3 million to pay off our Streeterville note payable and we received net proceeds of $1.1 million from the sale of Brigadier. For the six months ended December 31, 2025, the Company spent money at Marygold UK for the development and marketing of the mobile Fintech app. We have invested a total of $19.3 million overall in the Fintech app since the project was implemented in 2019. There is a possibility that we will require additional financing if we elect to further fund fintech-based subsidiary operations over the coming 12 months. As the funding requirements become known, we will decide upon the source of the additional capital. Despite these cash investments and expenses, our working capital position remains strong at $12.9 million as of December 31, 2025.

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA required that, until May 25, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the underwritten offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. We have not sold any shares pursuant to the EDA. The offer and sale, if any, of our shares of common stock under the EDA will be made pursuant to our shelf registration statement on Form S-3 which was filed with the SEC on December 18, 2024, and became effective on December 27, 2024, the base prospectus included therein, and a prospectus supplement that was filed by the Company with the SEC on March 7, 2025.

The Company believes that its cash and cash equivalents along with the cash generated from ongoing operations will be sufficient to fund its cash requirements over the next 12 months. Our current operating plan includes funding additional investments in our mobile Fintech app for the U.K. market only to the extent we have existing funds on hand. If we decide to invest more in our mobile Fintech app, then we may need to raise additional funds through one or more debt, equity or equity linked financings. There can be no assurance we will be able to raise such additional financing upon terms acceptable to us or at all. In the event we are unable to obtain additional financing in an amount or upon terms acceptable to us, we expect to further reduce or curtail our investment in the development of our Fintech app for the UK market.

Lease Liability

The Company has various leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $1.1 million as of December 31, 2025. The obligations will reduce over the passage of time through periodic lease payments. See Note 10 to our consolidated financial statements for further analysis of these obligations.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of December 31, 2025, USCF Investments held investment positions in four of its exchange traded funds registered under the Investment Company Act of 1940, as amended, ZSB, USE, WTIB (which is a new ETF that we launched in the quarter ended December 31, 2025) and ZSC of $0.2 million, $0.7 million, $0.3 million and $0.7 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 5 to our Financial Statements.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act) during the three months period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to shares of common stock withheld by the Company in connection with the vesting of restricted stock awards (“RSAs”) to satisfy employees’ minimum statutory tax-withholding obligations. These share withholdings are treated as issuer repurchases for purposes of Item 703 of Regulation S-K. The shares withheld to satisfy tax-withholding obligations in connection with the vesting of RSAs were withheld at fair market value on the applicable vesting dates. These transactions do not constitute repurchases pursuant to a publicly announced share repurchase program.

Period	Total Number of Shares Withheld	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to December 31, 2025	30,745	$0.82	—	—
Total	30,745	$0.82	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal three months ended December 31, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

THE MARYGOLD COMPANIES, INC.

Dated: February 5, 2026	By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott A. West
Scott A. West
Chief Accounting Officer (Principal Accounting Officer)

