Form 10-Q
period 2026-03-31
Marygold Companies, Inc.
filed 2026-05-08
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, 42,811,212 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 13,302 shares of Series B Convertible, Voting Preferred Stock (“Series B Preferred Stock”) were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the of federal securities laws which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments Inc.;

●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;

●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products or services, to expand sales to our customers, and to convince our existing customers to continue using our services and products;

●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;

●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategies with respect thereto;

●	the ability of our operating subsidiaries to successfully penetrate enterprise and other markets;

●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;

●	the attraction and retention of key personnel;

●	our ability to effectively manage our growth and future expenses;

●	our ability to raise additional capital through debt or equity financing if the need arises to cover our operating losses or investing in strategic acquisitions;

●	worldwide economic conditions, including the uncertainty of increasing tariffs on imports and the after-effects from the economic disruption imposed by the COVID-19 pandemic and geopolitical conflicts in Eastern Europe and the Middle East;

●	the geopolitical conflict in Eastern Europe and the Middle East, and their direct or impact on transfer of funds related to repatriation of our foreign subsidiary assets due to banking of exchange restrictions, payments to third parties, subsidiaries; the direct or indirect impact on operations for our subsidiaries selling into or obtaining products or commodities from affected regions and or other impacted territories; supply chain disruptions and increased commodity prices; loss of key customers or suppliers; inflation impacting affected regions as well as the global implications of U.S. involvement, the increased risk of cyberattacks; impairments of operations impacted by the geopolitical conflict in Eastern Europe and the Middle East, or impacts on stock price should a prolonged conflict continue;

●	our operating subsidiaries’ ability to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations; and

●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion, as well as our ability to dispose of businesses we consider to be under-performing or not in our long-term strategy, e.g., our Food Products segment for which plan to dispose of (see Note 6. Discontinued Operations).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2026	June 30, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,975	$5,004
Accounts receivable, net (of which $2,719 and $1,281, respectively, due from related parties)	2,888	1,778
Inventories	1,055	928
Prepaid income tax and tax receivable	1,018	833
Investments, at fair value	7,931	7,829
Other current assets	617	1,046
Total current assets	16,484	17,418

Restricted cash	-	51
Property and equipment, net	23	609
Operating lease right-of-use assets	551	599
Goodwill	1,984	2,206
Intangible assets, net	717	937
Deferred tax assets, net	3,440	3,440
Assets held for sale (see Note 3.)	2,538	2,821
Other assets	2,314	2,339
Total assets	$28,051	$30,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,280	$3,224
Lease liabilities, current portion	393	307
Advance from buyer	-	720
Purchase consideration payable, current portion	247	257
Note payable	-	1,268
Total current liabilities	3,920	5,776

Lease liabilities, net of current portion	199	341
Deferred tax liabilities, net	221	221
Liabilities associated with assets held for sale (see Note 3.)	855	1,095
Total long-term liabilities	1,275	1,657
Total liabilities	5,195	7,433

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized Series B: 13 shares issued and outstanding at both March 31, 2026 and June 30, 2025	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 42,811 and 42,818 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	42	42
Additional paid-in capital	15,342	15,167
Accumulated other comprehensive loss	(16)	(420)
Retained earnings	7,488	8,198
Total stockholders’ equity	22,856	22,987
Total liabilities and stockholders’ equity	$28,051	$30,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Revenue
Fund management - related party	$6,327	$4,093	$15,220	$13,369
Beauty products	707	641	2,537	2,071
Security systems	-	568	-	1,842
Financial services	155	220	631	644
Revenue	7,189	5,522	18,388	17,926

Cost of revenue	398	648	1,400	2,161

Gross profit	6,791	4,874	16,988	15,765

Operating expense
Salaries and compensation	2,346	2,483	7,149	8,262
General and administrative expense	1,497	2,020	4,896	6,588
Fund operations	2,296	1,140	5,272	4,118
Marketing and advertising	694	688	1,618	2,077
Depreciation and amortization	94	115	212	338
Total operating expenses	6,927	6,446	19,147	21,383

Loss from continuing operations	(136)	(1,572)	(2,159)	(5,618)

Other income (expense):
Interest and dividend income	75	75	286	1,280
Interest expense	-	(323)	(67)	(715)
Gain on sale of Brigadier (see Note 7.)	-	-	521	-
Other income (expense), net	287	426	434	(700)
Total other income (expense), net	362	178	1,174	(135)

Income (loss) from continuing operations before income taxes	226	(1,394)	(985)	(5,753)

Benefit from income taxes	43	307	184	1,273

Net income (loss) from continuing operations	269	(1,087)	(801)	(4,480)

Net (loss) income from discontinued operations (see Note 3.)	(47)	75	91	136

Net income (loss)	$222	$(1,012)	$(710)	$(4,344)

Weighted average shares of common stock
Basic	42,960	40,816	42,954	40,843
Diluted	43,075	40,816	42,954	40,843

Net income (loss) per common share
Basic	$0.01	$(0.02)	$ (0.02)	$(0.11)
Diluted	$0.01	$(0.02)	$ (0.02)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Net income (loss)	$222	$(1,012)	$(710)	$(4,344)
Foreign currency translation (loss) gain	(120)	3	368	(296)
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	-	-	35	-
Comprehensive income (loss)	$102	$(1,009)	$(307)	$(4,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Nine Months Ended March 31, 2026	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive (Loss) Income	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2025	13	$-	42,818	$42	$15,167	$(420)	$8,198	$22,987
Gain on currency translation	-	-	-	-	-	174	-	174
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	-	-	-	-	-	35	-	35
Stock-based compensation	-	-	-	-	67	-	-	67
Net loss	-	-	-	-	-	-	(356)	(356)
Balance at September 30, 2025	13	-	42,818	42	15,234	(211)	7,842	22,907
Issuance of stock awards	-	-	24	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	315	-	315
Stock-based compensation	-	-	-	-	67	-	-	67
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(31)	-	(25)	-	-	(25)
Net loss	-	-	-	-	-	-	(576)	(576)
Balance at December 31, 2025	13	-	42,811	42	15,276	104	7,266	$22,688
Loss on currency translation	-	-	-	-	-	(120)	-	(120)
Stock-based compensation	-	-	-	-	66	-	-	66
Net income	-	-	-	-	-	-	222	222
Balance at March 31, 2026	13	$-	42,811	$42	$15,342	$(16)	$7,488	$22,856

Nine Months Ended March 31, 2025	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614
Issuance of stock awards	-	-	230	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	43	-	43
Stock-based compensation	-	-	-	-	460	-	-	460
Net loss	-	-	-	-	-	-	(1,586)	(1,586)
Balance at September 30, 2024	49	-	40,326	40	13,285	(226)	12,432	25,531
Issuance of stock awards	-	-	35	-	-	-	-	-
Loss on currency translation	-	-	-	-	-	(342)	-	(342)

Stock-based compensation	-	-	-	-	168	-	-	168
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(173)	-	(257)	-	-	(257)
Net loss	-	-	-	-	-	-	(1,747)	(1,747)
Balance at December 31, 2024	49	-	40,188	40	13,196	(568)	10,685	23,353
Sale of common stock, less offering costs	-	-	2,050	2	1,847	-	-	1,849
Cancellation of stock awards	-	-	(85)	-	-	-	-	-
Conversion of Series B Preferred Stock into Common Stock	(36)	-	721	1	(1)	-	-	-
Gain on currency translation	-	-	-	-	-	3	-	3
Stock-based compensation	-	-	-	-	97	-	-	97
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(37)	-	(14)	-	-	(14)
Net loss	-	-	-	-	-	-	(1,012)	(1,012)
Balance at March 31, 2025	13	$-	42,837	$43	$15,125	$(565)	$9,673	$24,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(710)	$(4,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	445
Stock-based compensation	200	725
Gain on sale of Brigadier (See Note 7.)	(521)	-
(Gain) loss on investments	(443)	683
Non-cash interest expense	37	373
Non-cash lease costs	573	518
Changes in operating assets and liabilities:
Accounts receivable	(1,383)	297
Prepaid income taxes and tax receivable	(418)	(1,225)
Inventories	(68)	(36)
Other assets	411	528
Accounts payable and accrued expenses	251	(299)
Lease liabilities	(659)	(483)
Net cash used in operating activities	(2,448)	(2,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	3,198	3,186
Purchase of investments	(2,862)	(5,621)
Proceeds from sale of subsidiary, net of cash disposed (see Note 7.)	1,066	-
Purchase of property and equipment	(29)	(53)
Payment of purchase consideration payable	-	(277)
Net cash provided by (used in) investing activities	1,373	(2,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	-	3,690
Principal repayment on note payable	(1,316)	(400)
Principal repayment of mortgage loan payable	-	(315)
Sale of common stock, less offering costs	-	1,849
Repurchase of shares to satisfy tax withholdings for restricted stock awards	(25)	(271)
Net cash (used in) provided by financing activities	(1,341)	4,553
Effect of exchange rate change on cash and cash equivalents	336	(110)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,080)	(1,140)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,055	5,523

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$2,975	$4,383

Cash and cash equivalents	$2,975	$4,321
Restricted cash	-	62
Total cash, cash equivalents and restricted cash	$2,975	$4,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95	$222
Income taxes (net of refunds received)	$36	$38
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of advance from buyer included in gain on sale of Brigadier	$720	$-
Acquisition of operating right-of-use assets through operating lease liabilities	$440	$690

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., a Nevada corporation (together with its wholly-owned subsidiaries, “Company,” “The Marygold Companies,” “we,” “our,” or “us”), is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon exchange traded funds management, financial services and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation, with corporate headquarters in Walnut Creek, California holds two wholly owned subsidiaries which provide fund management services to exchange traded funds (“ETFs”) and exchange traded products (“ETPs”):

◌	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

◌

USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”).

The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California. USCF Investments, Inc. together with USCF LLC and USCF Advisers, are hereinafter referred to as (“USCF Investments”), unless otherwise stated.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand. As of March 31, 2026, the Company formally approved a plan to dispose of this segment and thus this segment is being presented as discontinued operations (see Note 3. Discontinued Operations).

●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

◌	Marygold & Co., a Delaware corporation, and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are in Walnut Creek, California;

◌	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive loss, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending June 30, 2026.

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

Due to the Company’s commitment to a plan to dispose of its Food Products business, in accordance with ASC 205-20, the results of the Company’s Food Products business are reported as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and have been excluded from continuing operations and segments for all periods presented. Further, the assets and liabilities of the Food Products business are classified as “Assets held for sale” and “Liabilities associated with assets held for sale” in the accompanying Condensed Consolidated Balance Sheets for all periods presented. Unless otherwise indicated, amounts and disclosures in the Notes to the Condensed Consolidated Financial Statements reflect only the Company’s continuing operations. See Note 3. Discontinued Operations below.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated from investment management fees from the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Fund
USO	$1,593	25%	$1,127	28%	$3,760	24%	$3,976	30%
UNG	744	12%	906	22%	2,396	16%	3,369	25%
UMI	772	12%	784	19%	2,267	15%	2,172	16%
USCI	605	10%	418	10%	1,683	11%	1,147	9%
CPER	1,209	19%	268	7%	2,139	14%	834	6%
BNO	495	8%	182	4%	878	6%	793	6%
All Others	909	14%	408	10%	2,097	14%	1,078	8%
Total	$6,327	100%	$4,093	100%	$15,220	100%	$13,369	100%

	March 31, 2026		June 30, 2025
	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$820	30%	$390	30%
UNG	239	9%	180	14%
UMI	294	11%	264	21%
USCI	227	8%	158	12%
CPER	439	16%	102	8%
BNO	331	12%	58	5%
All Others	369	14%	129	10%
Total	$2,719	100%	$1,281	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

NOTE 3. DISCONTINUED OPERATIONS

On March 31, 2026, the Company committed to a plan to dispose of its Food Products segment which is a distinct reporting segment and includes all operations conducted in New Zealand. The Food Products segment consists of two legal entities: Gourmet Foods, Ltd. which is a bakery business and Printstock Products Limited which is a printing business for the food industry. The Company expects to dispose of these two entities either collectively or separately through a sale or sales to a third party. The decision to divest the Food Products segment was driven by management’s strategic initiative to focus on its Fund Management and Financial Services related businesses. The disposal represents a strategic shift that will have a significant impact on the Company’s operations and financial results, including the exit from New Zealand and the Food Products segment. The Company is actively marketing the Food Products segment and expects the transaction to be completed with twelve months of the classification date. There can be no assurance the Company will be successful in divesting this business upon terms acceptable to the Company or as to the timing or terms of the final transaction or series of transactions.

The following table presents the major classes of assets and liabilities classified as held for sale for each of the periods presented (in thousands).

	March 31, 2026	June 30, 2025
ASSETS
Accounts receivable	$550	$533
Inventories	801	1,073
Prepaid income tax and tax receivable	184	-
Property and equipment	400	429
Operating lease right-of-use assets	267	385
Intangible assets (including goodwill)	290	367
Other assets	46	34
Total assets held for sale	$2,538	$2,821

LIABILITIES
Accounts payable and accrued expenses	$507	$606
Lease liabilities	348	489
Total liabilities associated with assets held for sale	$855	$1,095

The following table summarizes the results of the discontinued operations of the Food Products segment for the periods presented (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Revenue	$1,594	$1,504	$5,001	5,014
Cost of revenue	1,305	1,107	3,888	3,798
Total operating expenses	344	330	1,041	1,098
Net (loss) income from discontinued operations	(47)	75	91	136

The following table summarizes the net cash provided by (used in) operating activities of the discontinued operations of the Food Products segment for the periods presented (in thousands). There were no material cash flows from investing or financing activities during these respective periods.

	Nine Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$45	$(339)

NOTE 4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of shares of Series B, Voting, Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights and each share of Series B Preferred Stock is convertible at any time into 20 shares of the Company’s common stock. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares, restricted stock awards and stock options were converted, released or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the three months ended March 31, 2026, the Company included in its diluted shares 115,133 restricted stock award shares that were outstanding as of March 31, 2026 as the Company reported net income during that period. The Company did not include any warrants and stock options in its diluted shares for the three months ended March 31, 2026 as the exercise prices exceeded the market price for the equity instruments. Since the Company generated a net loss in the nine months ended March 31, 2026 and the three and nine months ended March 31, 2025, basic and diluted net loss per share were the same. The Company excluded the following shares from the diluted net loss per share calculation as their effect would be anti-dilutive.

	Nine Months Ended March 31, 2026	Three and Nine Months Ended March 31, 2025
Warrants outstanding	82,500	82,500
Stock options outstanding	343,667	467,660
Restricted Stock Awards outstanding	115,133	238,922
Total common stock equivalents excluded	541,300	789,082

Basic and diluted net loss per share reflects the effects of shares potentially issuable upon conversion of the convertible Series B Preferred Stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic net income (loss) per share:
Net income (loss) available to common shareholders	$221	42,694	$0.01	$(1,005)	40,550	$(0.02)
Net income (loss) available to preferred shareholders	1	266	$0.01	(7)	266	$(0.02)
Basic net income (loss) per share	$222	42,960	$0.01	$(1,012)	40,816	$(0.02)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Dilute net income (loss) per share:
Net income (loss) available to common shareholders	$221	42,809	$0.01	$(1,005)	40,550	$(0.02)
Net income (loss) available to preferred shareholders	1	266	$0.01	(7)	266	$(0.02)
Diluted net income (loss) per share	$222	43,075	$0.01	$(1,012)	40,816	$(0.02)

	Nine Months Ended March 31, 2026			Nine Months Ended March 31, 2025
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(706)	42,688	$(0.02)	$(4,316)	40,577	$(0.11)
Net loss available to preferred shareholders	(4)	266	$(0.02)	(28)	266	$(0.11)
Basic and diluted net loss per share	$(710)	42,954	$(0.02)	$(4,344)	40,843	$(0.11)

NOTE 5. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	March 31,	June 30,
Inventories	2026	2025
Raw materials and supplies	$413	$328
Finished goods	642	600
Total inventories	$1,055	$928

	March 31,	June 30,
Goodwill	2026(b)	2025
Security systems – Brigadier (a)	$-	$351
Financial Services – Marygold & Co. (UK)	1,984	1,855
Total goodwill	$1,984	$2,206

(a)	Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).
(b)	Goodwill balances for Financial Services – Marygold & Co. (UK) at March 31, 2026 changed from June 30, 2025 due to foreign exchange rate changes.

	March 31,	June 30,
Other assets, non-current	2026	2025
Equity investment in a financial institution	$1,800	$1,800
Equity investment in a registered investment advisor	502	502
Deposits and other assets	12	37
Total other assets, non-current	$2,314	$2,339

The $1.8 million investment included in “Other assets, non-current” above represents an equity interest of less than 10% in a domestic financial institution and the $0.5 million investment represents a 10% equity interest in a registered investment advisor. These equity interests do not have readily determinable fair values and are measured at cost minus impairment. There have been no impairments during the periods presented or cumulatively.

	March 31,	June 30,
Accounts payable and accrued expenses	2026	2025
Accounts payable	$2,096	$1,794
Accrued operating expenses	867	1,050
Accrued payroll, vacation and bonus payable	317	380
Total (c)	$3,280	$3,224

(c)	Accounts payable and accrued expenses included $0.3 million related to Brigadier as of June 30, 2025. Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

NOTE 6. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the organization of exchange traded products (ETPs) or exchange traded funds (ETFs) that are managed by USCF LLC or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exist are recorded at fair value with the change included in earnings in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2026 and June 30, 2025, the Company held a total of $1.7 million and $3.6 million, respectively, in funds managed by USCF Advisers which are related parties and are included in other equities in the table below. In addition to the seed capital holdings in these funds, the Company also invests in marketable securities.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	March 31, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,888	$-	$-	$5,888
Other short-term investments	320	1	-	321
Other equities - related parties	1,729	28	(35)	1,722
Total short-term investments	$7,937	$29	$(35)	$7,931

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,877	$-	$-	$3,877
Other short-term investments	310	2	-	312
Other equities - related parties	4,374	-	(734)	3,640
Total short-term investments	$8,561	$2	$(734)	$7,829

During the nine months ended March 31, 2026 and year ended June 30, 2025, respectively, there were no transfers between the fair value levels.

NOTE 7. SALE OF BRIGADIER

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

On June 19, 2025, the Company entered into a stock purchase agreement (“Agreement”) with SKCAL LLC, an Arizona limited liability company (“SKCAL”), pursuant to which the Company agreed to sell to SKCAL all of the shares of stock (“Shares”) that it owns in its wholly owned subsidiary, Brigadier. Scott Schoenberger, a director and a 10.9% shareholder of the Company, is the sole member of SKCAL. The closing (“Closing”) of the sale of Shares took place on July 1, 2025 (“Closing Date”).

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

NOTE 8. INTANGIBLE ASSETS

	March 31, 2026
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	3.2	$1,027	$(486)	$541
Brand name – indefinite lived	N/A	158	-	158
Internally developed software	0.2	218	(200)	18
Total		$1,403	$(686)	$717

	June 30, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	4.6	$1,396	$(712)	$684
Brand name	0.9	378	(346)	32
Brand name – indefinite lived	N/A	148	-	148
Internally developed software	1.0	218	(145)	73
Total		$2,140	$(1,203)	$937

Total amortization expense for intangible assets was approximately $0.1 million for each of the three months ended March 31, 2026 and 2025 and $0.2 million for each of the nine months ended March 31, 2026 and 2025, respectively.

In connection with the sale of Brigadier (see Note 7. Sale of Brigadier), intangible assets with a gross carrying value of $0.8 million and accumulated amortization of $0.7 million were removed from the Company’s consolidated balance sheet during the nine months ended March 31, 2026.

Estimated remaining amortization expenses of intangible assets for the next five fiscal years and thereafter are as follows (in thousands):

Years Ending June 30,	Expense
2026 (remainder of the fiscal year)	$83
2027	261
2028	56
2029	56
2030	57
Thereafter	204
Total	$717

NOTE 9. NOTE PAYABLE

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

As of June 30, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $1.3 million. During the nine months ended March 31, 2025 the Company paid all principal and interest due under the Note in the aggregate of $1.4 million. As of March 31, 2025, all collateral and guarantees pledged to the lender in connection with the Note have been released. The Company has no other indebtedness. The effective interest rate for the Note was 41.3%.

NOTE 10. STOCKHOLDERS’ EQUITY

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

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA required that, until May 28, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the Offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. We did not sell any shares pursuant to the EDA and, effective March 7, 2026, the EDA terminated pursuant to its terms.

Stock-based Compensation

During the nine months ended March 31, 2026, the following activity occurred under the Company’s 2021 Omnibus Equity Incentive Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2025	343,667	$1.32	193,857	$1.33
Granted	-	$-	24,270	$1.03
Released	-	$-	(102,994)	$1.29
Outstanding at March 31, 2026	343,667	$1.32	115,133	$1.31
Exercisable at March 31, 2026	207,778	$1.32

As of March 31, 2026, there was $0.2 million of unrecognized compensation expense related to outstanding stock options that will be recognized over a remaining weighted average period of less than one year. The weighted average remaining contractual life of the outstanding stock options as of March 31, 2026 was 7.5 years. As of March 31, 2026, there was $0.1 million of unrecognized compensation expense related to outstanding restricted stock awards (RSAs) that will be recognized over a remaining weighted average period of less than one year. The total stock-based compensation expense recognized was $0.1 million during each of the three months ended March 31, 2026 and 2025, respectively, and $0.2 million and $0.7 million during the nine months ended March 31, 2026 and 2025, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s combined lease costs were $0.1 million for each of the three months ended March 31, 2026 and 2025, and $0.3 million and $0.4 million for the nine months ended March 31, 2026 and 2025, respectively. The lease costs were recorded under general and administrative expense in the statements of operations.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases
Remainder of fiscal 2026	$133
2027	330
2028	138
Total minimum lease payments	601
Less: present value discount	(9)
Total lease liabilities	$592

The weighted average remaining lease term for the Company’s operating leases was 1.4 years as of March 31, 2026 and a weighted-average discount rate of 6.0% was used to determine the total operating lease liabilities.

Other Agreements and Commitments

Effective as of April 1, 2025, the Company determined to pause further development of its Fintech app for the U.S. market. As Marygold US built out its Fintech app, it entered into agreements with various service providers, some of which required long-term contracts. As of March 31, 2026, Marygold US has recorded payment commitments totaling $0.7 million with some former primary service vendors not including an additional $0.2 million in unused service commitments. It is uncertain what amount of this contractual commitment may be reduced by the vendors as such services are no longer required.

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

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending final disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

No accrual or reserve has been made with respect to the above legal matters for the nine months ended March 31, 2026, or the year ended June 30, 2025. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters. Although we are vigorously contesting the litigation claims discussed above, in the near term it is reasonably possible that we may be required to establish a reserve or an accrual in the future depending upon the outcome of any of the foregoing litigation matters. An adverse outcome in any of these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions were less than $0.1 million for each of the three months ended March 31, 2026 and 2025 and less than $0.3 million for each of the nine months ended March 31, 2026 and 2025.

NOTE 12. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties for financial accounting purposes. The Company’s fund management revenue, totaling $6.3 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively, were earned from these related parties. Accounts receivable, totaling $2.7 million and $1.3 million as of March 31, 2026 and June 30, 2025, respectively, were owed from these related parties. USCF Investments, from time to time, provides initial seed capital investments in connection with the organization of ETP and ETF funds that USCF LLC manages. As of March 31, 2026 and June 30, 2025, the Company held a total of $1.7 million and $3.6 million, respectively, in funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 14% and 21% of the outstanding shares of or other interest in these funds as of March 31, 2026 and June 30, 2025, respectively. Included in interest and dividend income on the consolidated statements of operations are $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and $0.1 million and $1.0 million for the nine months ended March 31, 2026 and 2025, respectively, of dividends earned from these related party investments.

USCF Advisers is no longer contractually obligated to pay license fees to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2025 and 2026 as both parties agreed to terminate the license fee. The amount of license fee accrued as an expense during the three and nine months ended March 31, 2026 and 2025 was zero and $0.2 million, respectively.

Note Payable

Refer to Note 9. Note Payable for a description of a related party transaction involving the Nicholas and Melinda Gerber Living Trust (“Gerber Trust”), of which our CEO is a trustee, pursuant to which, in connection with the Company’s recent debt financing transaction, the Gerber Trust provided to the holder of the note issued in the financing transaction a guaranty of the Company’s performance under the note and, as security, a pledge of all of the shares of the Company’s common stock owned by the Gerber Trust. As of March 31, 2026, all collateral and guarantees pledged to the holder of the note have been released. The note has been repaid in full.

Sale of Brigadier

On June 19, 2025, the Company entered into a stock purchase agreement with SKCAL LLC, an Arizona limited liability company, pursuant to which the Company agreed to sell to SKCAL LLC all of the shares of stock it owns in its wholly owned subsidiary, Brigadier Security Systems (2000) Ltd., a Canadian registered corporation for $2.2 million. Scott Schoenberger, a director and 10.9% shareholder of the Company, is the sole member of SKCAL LLC making this transaction between related parties (see Note 7. Sale of Brigadier for more details).

NOTE 13. INCOME TAXES

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

NOTE 14. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews revenues and operating income (loss) in assessing segment performance and deciding how to allocate cash and other resources. Asset and expense information by segment is not reported as the CODM does not evaluate segments on the basis of assets and expenses at each segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue from external customers:
U.S. Fund management - related party	$6,327	$4,093	$15,220	$13,369
Beauty products	707	641	2,537	2,071
Security systems (a)	-	568	-	1,842
U.S. and U.K. Financial services	155	220	631	644
Total revenue	$7,189	$5,522	$18,388	$17,926

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating (loss) income:
U.S. Fund management - related party	$1,231	$828	$2,051	$2,620
Beauty products	(54)	(127)	208	(361)
Security systems (a)	-	90	-	281
U.S. and U.K. Financial services	(405)	(1,539)	(1,139)	(4,824)
Corporate headquarters	(908)	(824)	(3,279)	(3,334)
Total operating loss	$(136)	$(1,572)	$(2,159)	$(5,618)

(a)	Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in this Report and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Report. See “Item 1 - Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Special Note Regarding Forward Looking Statements” above.

As discussed in the Notes to the Condensed Consolidated Financial Statements, the results and related assets and liabilities of the Food Products business are reported as discontinued operations. As a result, unless specifically stated, all discussions included below reflect continuing operations for all periods presented.

Our results of operations and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this Report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2025.

Overview

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “Company,” “The Marygold Companies,” “we,” “our,” or “us”), is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon exchange traded funds management, financial services, and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation with corporate headquarters in Walnut Creek, California holds two wholly owned subsidiaries which provide fund management services to exchange traded funds (“ETFs”) and exchange traded products (“ETPs”):

◌	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and

◌

USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”).

The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California. USCF Investments, Inc. together with USCF LLC and USCF Advisers, are hereinafter referred to as (“USCF Investments”), unless otherwise stated.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.

●	U.S. and U.K. Financial Services:

◌	Marygold & Co., a Delaware corporation, and its wholly owned subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware limited liability company, whose principal business offices are located in Walnut Creek, California;

◌	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and

■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly-owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand qualified for discontinued operations on March 31, 2026 (see Note 3. Discontinued Operations).

Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada was included in our continuing operations until it was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

Geopolitical Conflict

Ongoing geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, military conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as crude oil and the value, pricing, and liquidity of the investments or other assets held by the Company’s indirect wholly owned subsidiaries. These armed conflicts have created disruptions in global energy supplies, supply chain issues, increased volatility in global energy prices, including the prices for oil and petroleum and shipping costs on a global basis. We are continuing to evaluate the evolving macroeconomic environment and our ability to mitigate the impact on our businesses, consolidated results of operations and financial condition.

Recent Developments

Refer to “Liquidity and Capital Resources” below.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Summary Results of Operations

	Three Months Ended March 31,		Percentage
(in thousands, except percentages)	2026	2025	Change
Revenue	$7,189	$5,522	30%
Cost of revenue	398	648	-39%
Gross profit	6,791	4,874	39%
Operating expenses	6,927	6,446	7%
Loss from continuing operations	(136)	(1,572)	-91%
Other income, net	362	178	103%
Income (loss) from continuing operations before income taxes	226	(1,394)	116%
Benefit from income taxes	43	307	-86%
Net income (loss) from continuing operations	269	(1,087)	125%
Net (loss) income from discontinued operations, net	(47)	75	-163%
Net income (loss)	$222	$(1,012)	122%

Revenue increased by $1.7 million or 30% for the three months ended March 31, 2026 due to an increase in revenue in our US fund management segment of $2.2 million driven by an increase in average Assets Under Management (“AUM”) partially offset by a reduction in revenue of $0.6 million from our security systems segment as a result of the sale of Brigadier to a related party on July 1, 2025. Average AUM in our US fund management segment for the three months ended March 31, 2026 was $4.7 billion compared to $2.6 billion for the three months ended March 31, 2025. The increase in average AUM in the three months ended March 31, 2026 was due to oil and other commodity price increases and as a result of the geopolitical conflicts in the Middle East and Eastern Europe, along with other geopolitical and economic uncertainty.

Gross profit increased by $1.9 million or 39% driven by the increase in revenue generated by our US fund management segment as described above.

Operating expenses increased by $0.5 million or 7% driven by increased costs associated with our US fund management segment due to increased variable and sub-adviser fees related to higher AUM offset by a reduction in costs at our Marygold & Co. subsidiary as they paused further development of the Fintech app in the US as well as a reduction of $0.3 million of operating expenses incurred by Brigadier in the three months ended March 31, 2025 as a result of the sale of Brigadier on July 1, 2025.

Loss from continuing operations decreased by $1.4 million or 91% compared to the prior year three months as a net result of: the increased profit of $0.4 million in the fund management segment due to higher average AUM and a decrease in financial services loss by $1.1 million from pausing the Marygold Fintech app in the US.

Total other income, net increased by $0.2 million or 103% for the three months ended March 31, 2026 compared to the prior year three months driven by the reduction in interest expense as a result of the payoff of the Streeterville note payable in September 2025.

The benefit from income taxes decreased by $0.3 million or 86% in the three months ended March 31, 2026 compared to the prior year three months as a result of the income (loss) from continuing operations before income taxes went from a loss of $1.4 million in the three months ended March 31, 2025 to a profit of $0.2 million in the three months ended March 31, 2026 for the reasons described above.

Net income (loss) increased by $1.2 million or 122% and was driven by the net effect of the changes discussed above.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

Summary Results of Operations

	Nine Months Ended March 31,		Percentage
(in thousands, except percentages)	2026	2025	Change
Revenue	$18,388	$17,926	3%
Cost of revenue	1,400	2,161	-35%
Gross profit	16,988	15,765	8%
Operating expenses	19,147	21,383	-10%
Loss from continuing operations	(2,159)	(5,618)	-62%
Other income (expense), net	1,174	(135)	970%
Loss from continuing operations before income taxes	(985)	(5,753)	83%
Benefit from income taxes	184	1,273	-86%
Net loss from continuing operations	(801)	(4,480)	82%
Net income from discontinued operations	91	136	-33%
Net loss	$(710)	$(4,344)	84%

Revenue increased by $0.5 million or 3% for the nine months ended March 31, 2026 due to an increase in revenue in our US fund management segment of $1.9 million driven by an increase in average Assets Under Management (“AUM”) and an increase in revenue of $0.5 million from our beauty products segment, partially offset by a reduction in revenue of $1.8 million from our security systems segment as a result of the sale of Brigadier to a related party on July 1, 2025. Average AUM in our US fund management segment for the nine months ended March 31, 2026 was $3.6 billion compared to $3.0 billion for the nine months ended March 31, 2025. The increase in average AUM in the nine months ended March 31, 2026 was due to oil and other commodity price increases and as a result of the geopolitical conflicts in the Middle East and Eastern Europe, along with other geopolitical and economic uncertainty.

Gross profit increased by $1.2 million or 8% driven by the increase in revenue generated by our US fund management segment as described above.

Operating expenses decreased by $2.2 million or 10% driven by a reduction of costs associated with our Marygold & Co. subsidiary as, effective April 1, 2025, it paused further development of the Marygold Fintech app for the US market as well as a reduction of $0.9 million of operating expenses as a result of the sale of Brigadier on July 1, 2025.

Loss from continuing operations decreased by $3.5 million or 62% compared to the prior year nine months as a net result of: the decrease in financial services loss by $3.7 million from pausing the Marygold Fintech app in the US; improved profitability of our beauty products segment by $0.6 million; a reduction in stock based compensation charges of $0.5 million, partially offset by reduced profit of $0.6 million in the fund management segment and the elimination of $0.3 million profit in our security systems segment as a result of the sale of Brigadier on July 1, 2025.

Total other income (expense), net increased by $1.3 million or 970% for the nine months ended March 31, 2026 compared to the prior year nine months driven by the $0.5 million gain on sale of Brigadier in July 2025 and a reduction in interest expense of $0.6 million from paying off the Streeterville note payable in September 2025.

The benefit from income taxes decreased by $1.1 million or 86% in the nine months ended March 31, 2026 compared to the prior year nine months as a result of the loss from continuing operations before income taxes decreasing by $4.8 million for the reasons described above.

Net loss decreased by $3.6 million or 84% and was driven by the net effect of the changes discussed above.

Reportable Segments

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percentage
(in thousands, except percentages)	2026	2025	Change
Revenue
U.S. Fund management - related party	$6,327	$4,093	55%
Beauty products	707	641	10%
Security systems	-	568	-100%
U.S. and U.K. Financial services	155	220	-30%
Total revenue	$7,189	$5,522	30%

Operating Income (Loss)
U.S. Fund management - related party	$1,231	$828	49%
Beauty products	(54)	(127)	-57%
Security systems	-	90	-100%
U.S. and U.K. Financial services	(405)	(1,539)	-74%
Corporate headquarters	(908)	(824)	10%
Total operating loss from continuing operations	$(136)	$(1,572)	-91%

Net (loss) income from discontinued Food products segment	$(47)	$75	-163%

U.S. Fund Management – Related Party - USCF Investments

USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each ETF or ETP that it manages. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the three months ended March 31, 2026 was $4.7 billion compared to $2.6 billion for the three months ended March 31, 2025. As a result of higher average AUM for the current three months when compared to the three months ended March 31, 2025, revenue increased by $2.2 million or 55%. The increase in average AUM in the three months ended March 31, 2026 was due to oil and other commodity price increases and as a result of the geopolitical conflicts in the Middle East and Eastern Europe, along with other geopolitical and economic uncertainty.

Operating income increased to $1.2 million from $0.8 million for the three months ended March 31, 2026 compared to the same three months in 2025 driven by higher revenue offset by increases in sub-advisor fees (related to AUM growth in sub-advised funds), marketing and distribution expenses, new fund development costs, and variable operating expenses that are tied to average AUM.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue for the three months ended March 31, 2026 increased to $0.7 million from $0.6 million in the comparable prior year period. The increase of $0.1 million or 10% was driven by (1) continued success in controlling its brand and pricing on e-commerce platforms and (2) an increase in international distribution channels to include other countries in Asia.

Operating loss decreased by $0.1 million or 57% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as a result of increased revenues of $0.1 million. The operating loss of less than $0.1 million was driven by an inability to ship ordered product to customers in the Middle East due to the conflict in Iran.

Security Systems – Brigadier

Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app earned only de minimis revenues. As a result, the offering of the app in the US was paused by Marygold US effective April 1, 2025. For the three months ended March 31, 2026, Marygold US had no revenue and nominal expenses as compared with an operating loss of $1.3 million for the three months ended March 31, 2025.

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

Our total Financial Services revenue, derived entirely from Marygold UK, for the three months ended March 31, 2026, decreased by $0.1 million compared to the three months ended March 31, 2025. The decrease in revenue was due to lower assets under management at the Marygold & Co. Limited subsidiary. Marygold UK continued development of its fintech app designed specifically for use in the UK. Operating loss increased from $0.2 million for the three months ended March 31, 2025 to $0.4 million for the three months ended March 31, 2026 due to the Fintech app development costs coupled with the lower revenue for the U.K. market. The consolidated operating loss for financial services was $0.4 million for the three months ended March 31, 2026 as compared to a loss of $1.5 million for the three months ended March 31, 2025, a decrease of $1.1 million or 74%.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters was relatively flat at $0.9 million for the three months ended March 31, 2026 as compared to $0.8 million for the same period in 2025.

Net (loss) income from discontinued Food Products (Gourmet Foods) Segment

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies, sausage rolls, and other pastry products and 2) a digital printing business (Printstock Products Limited) which prints specialty food wrappers. Total food products revenue was relatively flat at $1.6 million for the three months ended March 31, 2026 as compared to 2025 with the bakery division being slightly lower and the printing division slightly higher.

The net loss from discontinued operations was less than $0.1 million for the three months ended March 31, 2026 as compared to net income from discontinued operations of less than $0.1 million for the three months ended March 31, 2025. The bakery division posted a loss of less than $0.1 million due in part to price resistance at major grocery chains, a slowing in consumer discretionary spending across New Zealand in general, and higher shipping charges. The printing division posted a profit of less than $0.1 million as it increased production efficiencies and improved its sales outreach efforts. Printing revenue and operating profit were slightly lower due to machinery maintenance shut-downs causing temporary delays in production deliveries.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

SEGMENT RESULTS OF OPERATIONS

	Nine Months Ended March 31,		Percentage
(in thousands, except percentages)	2026	2025	Change
Revenue
U.S. Fund management - related party	$15,220	$13,369	14%
Beauty products	2,537	2,071	23%
Security systems	-	1,842	-100%
U.S. and U.K. Financial services	631	644	-2%
Total revenue	$18,388	$17,926	3%

Operating Income (Loss)
U.S. Fund management - related party	$2,051	$2,620	-22%
Beauty products	208	(361)	-158%
Security systems	-	281	-100%
U.S. and U.K. Financial services	(1,139)	(4,824)	-76%
Corporate headquarters	(3,279)	(3,334)	-2%
Total operating loss from continuing operations	$(2,159)	$(5,618)	-62%

Net income from discontinued Food products segment	$91	$136	-33%

U.S. Fund Management – Related Party - USCF Investments

Our U.S. Fund Management is comprised of USCF Investments, and its wholly owned subsidiaries. USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each ETF or ETP that it manages. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the nine months ended March 31, 2026 was $3.6 billion compared to $3.0 billion for the nine months ended March 31, 2025. As a result of higher average AUM for the current nine months when compared to the nine months ended March 31, 2025, revenue increased by $1.9 million or 14%. The increase in average AUM in the nine months ended March 31, 2026 was due to oil and other commodity price increases and as a result of the geopolitical conflicts in the Middle East and Eastern Europe, along with other geopolitical and economic uncertainty.

Operating income decreased to $2.1 million from $2.6 million for the nine months ended March 31, 2026 compared to the same nine months in 2025 driven by increases in sub-advisor fees (related to growth in newer funds), marketing and distribution expenses, new fund development costs, and variable operating expenses that are tied to average AUM.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue for the nine months ended March 31, 2026 was $2.5 million as compared to $2.1 million for the comparable prior year period, an increase of $0.4 million or 23% driven by (1) continued success in controlling its brand and pricing on e-commerce platforms and (2) an increase in international distribution channels to include other countries in Asia.

Operating income increased to $0.2 million for the nine months ended March 31, 2026, as compared to an operating loss of $0.4 million for the nine months ended March 31, 2025, or 158% improvement, as a result of increased revenue, the reduction of certain expenses including the elimination of third-party marketing consultants, and a reduction of unused warehouse space.

Security Systems – Brigadier

Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our U.S. and U.K. Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app earned only de minimis revenues. As a result, the offering of the app in the US was paused by Marygold US effective April 1, 2025. For the nine months ended March 31, 2026, Marygold US had no revenue and minimal expenses as compared with an operating loss of $4.2 million for the nine months ended March 31, 2025. Losses and negative cash flows from Marygold US are expected to be significantly reduced for the remainder of this fiscal year.

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

Our total Financial Services revenue, derived entirely from Marygold UK, for the nine months ended March 31, 2026, was flat at $0.6 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. Marygold UK continued development of a scaled down version of its fintech app designed specifically for use in the UK by clients of Marygold UK. Operating loss increased by $0.5 million due to increased costs incurred in connection with the implementation of the Marygold UK mobile Fintech app in the U.K. market. The consolidated operating loss for financial services was $1.1 million for the current nine months as compared to a loss of $4.8 million for the nine months ended March 31, 2025.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, interest expense, and investor relations which produce operating losses. Operating loss for the corporate headquarters was relatively flat at $3.3 million for both the nine months ended March 31, 2026 and the same period in 2025.

Net income from discontinued Food Products (Gourmet Foods) Segment

Gourmet Foods has two distinct operating divisions: 1) a commercial-scale bakery producing iconic Kiwi pies, sausage rolls, and other bakery products and 2) a digital printing business (Printstock Products Limited) which prints specialty food wrappers. Total food products revenue was relatively flat at $5.0 million for the nine months ended March 31, 2026 and March 31, 2025.

The net income from discontinued operations for the nine months ended March 31, 2026 was slightly less than $0.1 million as compared to a little over $0.1 million for the nine months ended March 31, 2025.

Liquidity and Capital Resources

We are a multinational holding company that conducts our individual diversified business operations through our wholly-owned subsidiaries. At the holding-company level, our liquidity needs relate to operational expenses, the funding of additional business acquisitions and new investment opportunities including the investment by our fund management business in the development of new exchange traded funds or products. Our operating subsidiaries’ principal liquidity requirements arise from cash used in operating activities, and capital expenditures, including purchases of equipment and services, operating costs and expenses, and income taxes. Cash is managed at the holding company and the subsidiary level. There are generally no legal limitations or constraints on the movement of funds between the entities, however there are potential tax consequences for funds moved from foreign subsidiaries to the parent company. Additionally, our registered investment advisor subsidiaries are required to maintain certain minimum capital requirements.

As of March 31, 2026, we had $3.0 million of cash and cash equivalents on a consolidated basis as compared to $5.0 million as of June 30, 2025, a decrease of $2.0 million or 41%. Our cash used in operating activities for the nine months ended March 31, 2026 was $2.4 million. During the nine months ended March 31, 2026, we made principal payments of $1.3 million to pay off our Streeterville note payable and we received net proceeds of $1.1 million from the sale of Brigadier. For the nine months ended March 31, 2026, the Company spent money at Marygold UK for the development and marketing of the mobile Fintech app. We have invested a total of $19.5 million overall in the Fintech app since the project was implemented in 2019. Over the coming 12 months we currently expect to generate proceeds from the sale of our Food Products segment and we plan to further curtail funding on our fintech-based subsidiary operations. Our working capital position remains strong at $12.6 million as of March 31, 2026.

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. The EDA required that, until May 25, 2025, the date of the expiration of the standstill period in our Underwriting Agreement with Maxim for the underwritten offering described above, sales of our shares of common stock be made at a minimum price per share of $1.50 unless, at any time, Maxim and the Company mutually agree upon a lower minimum price per share. We have not sold any shares pursuant to the EDA and, pursuant to the terms of the agreement, the EDA terminated effective March 7, 2026.

Our current operating plan includes generating proceeds from the sale of our Food Products segment and we plan to further curtail funding of our Fintech-based operations in the U.K. As such, the Company believes that its cash and cash equivalents and other working capital along with the cash generated from ongoing operations will be sufficient to fund its cash requirements over the next 12 months.

Lease Liability

The Company has various leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $0.6 million as of March 31, 2026. The obligations will reduce over the passage of time through periodic lease payments. See Note 11 to our consolidated financial statements for further analysis of these obligations.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETF and ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of March 31, 2026, USCF Investments held investment positions in four of its exchange traded funds registered under the Investment Company Act of 1940, as amended, ZSB, USE and ZSC of $0.2 million, $0.9 million and $0.6 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 6. to our Financial Statements.

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

Additional risks include the geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, military conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as crude oil and the value, pricing, and liquidity of the investments or other assets held by the Company’s indirect wholly owned subsidiaries. Other risks associated with geopolitical conflicts may cause disruption in global shipping, supply chain issues and increased prices on a global scale. It is unknown how long these uncertainties will last or our ability to mitigate their impact on our businesses, consolidated results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal three months ended March 31, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

THE MARYGOLD COMPANIES, INC.

Dated: May 8, 2026	By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott A. West
Scott A. West
Chief Accounting Officer (Principal Accounting Officer)

