Form 10-K
period 2026-06-30
Marygold Companies, Inc.
filed 2026-09-18
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

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

As of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9.2 million based upon the closing sale price of the registrant’s shares of common stock on such date as reported on the NYSE American, LLC, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant. This determination of executive officer and director affiliate status is not necessarily a conclusive determination for any other purpose.

As of June 30, 2026, 42,712,250 shares of common stock, $0.001 par value per share (“common stock”), and 13,302 shares of Series B Convertible, Voting, Preferred Stock (“Series B Preferred Stock”) of the registrant were outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of common stock and votes pari passu on an “as if converted” basis on all matters presented to our stockholders for a vote.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (“Annual Meeting”) to be filed within 120 days following the registrant’s fiscal year ended June 30, 2026, with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), and delivered to stockholders in connection with such Annual Meeting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance, which generally are not historical in nature. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments, Inc.;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;
●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to continue using our services and products;
●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;
●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	the ability of our operating subsidiaries to successfully penetrate enterprise and other markets;
●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	the ability of our operating subsidiaries to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations;
●	our ability to raise additional capital through debt or equity financing if the need arises to cover our operating losses or investing in strategic acquisitions;
●	worldwide economic conditions, including the uncertainty of increasing tariffs on imports and the after-effects from the economic disruption imposed by the COVID-19 pandemic;
●	the geopolitical conflict in Eastern Europe and the Middle East, and their direct or impact on transfer of funds related to repatriation of our foreign subsidiary assets due to banking of exchange restrictions, payments to third parties, subsidiaries; the direct or indirect impact on operations for our subsidiaries selling into or obtaining products or commodities from affected regions and or other impacted territories; supply chain disruptions and increased commodity prices; loss of key customers or suppliers; inflation impacting affected regions as well as the global implications of U.S. involvement, the increased risk of cyberattacks; impairments of operations impacted by the geopolitical conflict in Eastern Europe and the Middle East, or impacts on stock price should a prolonged conflict continue; and
●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion, as well as ability to dispose of businesses we consider to be under-performing or not in our long-term strategy, e.g., our Food Products segment for which we plan to dispose of (see Note 3. Discontinued Operations).

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

PART I

ITEM 1. BUSINESS

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”) is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, whose principal business office is located in Walnut Creek, California;

■	Marygold & Co. Advisory Services, LLC, a wholly owned subsidiary of Marygold & Co., a Delaware limited liability company was dissolved effective February 17, 2026.

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand. As of March 31, 2026, the Company formally approved a plan to dispose of this segment and thus this segment is being presented as discontinued operations (see Note 3. Discontinued Operations).
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. This business was sold to a related party in July 2025 (see Note 7. Sale of Brigadier).

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

We are incorporated in the state of Nevada. Our corporate headquarters are located in San Clemente, California.

Human capital and resources are an integral part of our businesses. Our business units employed 81 people located in various parts of the world such as, New Zealand, the United Kingdom and the United States through the fiscal year ended June 30, 2026. This includes all full and part-time employees as well as executives at our corporate headquarters in San Clemente, California. Consistent with our decentralized management philosophy, our operating business units individually establish competitive compensation packages to attract, retain and reward people within their organizations. Given the varied business activities, our business units have policies and practices to address, among other things, maintaining a safe working environment, eliminating workplace harm, both mental and physical, providing various health and retirement benefits, as well as incentives to recognize and reward performance on an individual and company goal performance basis.

Certain Recent Developments

Discontinued Operations Classification for Food Products Segment

On March 31, 2026, the Company committed to a plan to dispose of its Food Products segment which is a distinct reporting segment and includes all operations conducted in New Zealand. The Food Products segment consists of two legal entities: Gourmet Foods, Ltd. which is a bakery business and Printstock Products Limited which is a printing business for the food industry. The Company expects to dispose of these two entities either collectively or separately through a sale or sales to a third party. The decision to divest the Food Products segment was driven by management’s strategic initiative to focus on its Fund Management and Financial Services related businesses. The disposal represents a strategic shift that will have a significant impact on the Company’s operations and financial results, including the exit from New Zealand and the Food Products segment. The Company is actively marketing the Food Products segment and expects the transaction to be completed within twelve months of the classification date. There can be no assurance the Company will be successful in divesting this business upon terms acceptable to the Company or as to the timing or terms of the final transaction or series of transactions.

Sale of Brigadier

On June 19, 2025, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with SKCAL LLC, an Arizona limited liability company (“Buyer”), whose president and sole member, Scott Schoenberger, is also a director of Marygold and the beneficial owner of 10.9% of our outstanding voting stock. Pursuant to the Agreement, we agreed to sell 100% of the issued and outstanding shares of our wholly owned Canadian subsidiary, Brigadier Security Systems (2000) Ltd. a Canadian registered corporation (“Brigadier”), located in Regina and Saskatoon, Saskatchewan, Canada, to the Buyer for total consideration of $2.2 million, subject to certain adjustment either upwards or downwards in accordance with the differences, if any between the total net working capital (“TNWC”) and the final net working capital (“NWC”), translated to United States currency as of the closing date and under the terms and conditions set forth in the Purchase Agreement. The closing (“Closing”) of the sale of Brigadier took place on July 1, 2025 (“Closing Date”). As a result of the upward adjustment, the total purchase price consideration was $2.3 million. The Purchase Agreement contains certain representations, warranties, covenants, and rights to indemnification by both of the parties and was subject to customary closing conditions.

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

USCF LLC and USCF Advisers provide investment fund management and advisory services and receive management and/or investment advisory fees for providing such services to each of the ETF trust and funds they manage. Currently, USCF LLC and USCF Advisers collectively manage and service 17 ETFs, the shares or other interests of which are listed and traded on the NYSE Arca, Inc. (“NYSE Arca”). The ETFs managed by USCF LLC and USCF Advisers have a combined total of $5.1 billion in assets under management (“AUM”) as of June 30, 2026.

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

USCF Advisers is fund manager for the following series of the ETF Trust:
USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”)	Fund launched in 2018
USCF Midstream Energy Income Fund (“UMI”)	Fund launched in 2021
USCF Gold Strategy Plus Income Fund (“USG”) previous ticker (“GLDX”)	Fund launched in 2021, Ticker symbol change in 2024
USCF Dividend Income Fund (“UDI”)	Fund launched in 2022
USCF Sustainable Battery Metals Strategy Fund (“ZSB”)	Fund launched in 2023
USCF Energy Commodity Strategy Absolute Return Fund (“USE”)	Fund launched in 2023
USCF Sustainable Commodity Strategy Fund (“ZSC”)	Fund launched in 2023
USCF Oil Plus Bitcoin Strategy Fund (“WTIB”)	Fund launched in 2025

Fund Sub-Advised by USCF Advisers
USCF Daily Target 2X Copper Index ETF (“CPXR”)	Fund launched in 2025

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

For the year ended June 30, 2026, 47% of USCF Investments’ revenue were attributed to its subsidiaries’ management of its three largest funds as follows: United States Oil Fund, LP; United States Copper Index Fund and United States Natural Gas Fund, LP. For the year ended June 30, 2025, 70% of USCF Investments’ revenue were attributed to its subsidiaries’ management of its three largest funds as follows: United States Oil Fund, LP; United States Natural Gas Fund, LP and USCF Midstream Energy Income Fund.

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

Employees

USCF Investments’ operating subsidiaries have 15 full-time employees, a majority of whom are located in its Walnut Creek, California office. The operating subsidiaries are responsible for the retention of sub-advisers to manage the investments of each managed fund’s assets in conformity with their respective investment policies if the operating subsidiary does not provide those services directly. USCF Investments’ operating subsidiaries may also retain third-parties to provide custody, distribution, fund administration, transfer agency, and all other non-distribution related services necessary for each fund to operate. USCF Investments, through its operating subsidiaries, bears all of its own expenses associated with providing these advisory services. The ETF Trust funds that USCF Advisers advise bear the expenses of its independent board of trustees. Independent trustee expenses are apportioned on a pro rata basis over each fund affiliated with USCF Investments.

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

Litigation

Please refer to “Note 15. Commitments and Contingencies – Litigation” to the consolidated financial statements included in this Form 10-K.

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

Products and Customers

As a result of the COVID-19 pandemic, Original Sprout has adjusted its primary distribution and marketing channels. Prior to the pandemic Original Sprout relied heavily upon its wholesale distribution network to place products at retail locations and generally to make products available to consumers, whereas during COVID-19 that resulted in social distancing and closures of retail businesses, consumers avoided traditional sales outlets. In response to this trend, many of Original Sprout’s domestic distributors became retailers by selling direct to consumers on e-tail platforms. Original Sprout, in defense of its brand and price points, transitioned from its wholesale distribution model to making direct sales to retail outlets and consumers through online platforms as well as through wholesalers. The negative effects of this transition resulted in reduced sales and increased operating losses as a result of the cancellation of domestic distribution channels. Original Sprout has engaged in new brand representation and secured more reliable sales channels for its new and existing product lines during fiscal 2026, which have afforded Original Sprout improved margins and the expectation of increasing revenue over time.

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

During the year ended June 30, 2026, Original Sprout did not have any significant customer revenue concentration; however, certain of Original Sprout’s customers may, from time to time, become significant during a reporting period.

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

Competition

Original Sprout distributes only 100% vegan, lab tested as safe and non-toxic, hair and skin care products which it believes differentiates it significantly from competitors that do not employ such standards. The use of organic and natural extracts is a growing trend in the U.S. and abroad, and other established brands are beginning to make products that directly compete with Original Sprout. As more entrants in the high-end, vegan, hair care segment come into existence, some may be better financed and have more brand recognition and resources than Original Sprout. Original Sprout is focused on promoting its own brand name as a recognized pioneer in 100% vegan, safe, effective, hair care products through the recruitment of additional distributors, nationwide retail stores, a continued emphasis on online sales either directly or through retail stores and an increased social media presence. Original Sprout believes that these steps will allow for the growth of annual revenues and market share protection, though there can be no assurance that such efforts will be sufficient to offset the effects of competition in the future.

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

Employees

Original Sprout had seven full-time employees, not including temporary workers or “temp-to-hire” status workers, in California as of June 30, 2026.

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Marygold US

In 2019, we entered the financial services industry to explore opportunities in the financial technology (“Fintech”) space and formed Marygold & Co., a Delaware corporation (“Marygold”) headquartered in Walnut Creek, California. In 2020, Marygold formed an investment advisory subsidiary, Marygold & Co. Advisory Services, LLC, a Delaware, limited liability company (“Marygold Advisors”) as a wholly owned subsidiary of Marygold and registered the company as an investment adviser under the Investment Advisers Act. Effective February 6, 2025, Marygold Advisors withdrew from registration as an investment adviser under the Investment Advisers Act and was dissolved effective February 17, 2026. Marygold and together with Marygold Advisors, are hereinafter referred to as, “Marygold US.”

As of March 31, 2025, Marygold US ceased offering app services in the U.S. and removed the app from the online Playstores. Although the app performed as anticipated, Marygold US’ marketing efforts did not result in consumer adoption rates necessary to reach anticipated revenue targets. Further app development for the U.S. and operations have been paused indefinitely.

The Company devoted considerable resources to the development, marketing and support of Marygold US’ proprietary Fintech app before Marygold US decided to pause operations and further development of the Fintech app in the U.S. market indefinitely.

Intellectual Property

Marygold US has a registered flower design mark and other registered trademarks. The underlying code compiled in its mobile banking app and other custom programs are proprietary and trade secrets of Marygold US. The duration of the trademark registration is open ended until abandoned by Marygold US. Trade secrets are generally protected by non-disclosure agreements.

Employees

As of June 30, 2026, Marygold US had no full-time employees.

Marygold UK

In 2021, we expanded our financial services into the United Kingdom by incorporating a new entity called, Marygold & Co. (UK) Limited, a private limited company incorporated and registered under the laws of England and Wales, whose registered office is in London, England, (“Marygold UK”).

In June 2022, Marygold UK acquired all of the outstanding shares of Tiger Financial & Asset Management, Limited, (“Tiger Financial”). In October 2024, Tiger Financial changed its name to Marygold & Co. Limited. Marygold & Co. Limited is a private company incorporated and registered in England and Wales whose registered office is in Northampton, England. Marygold & Co. Limited is an asset manager regulated by the United Kingdom Financial Conduct Authority.

In May 2024, Marygold UK acquired all outstanding shares of Step-By-Step Financial Planners Limited (“Step-By-Step”), a private limited company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England. Step-By-Step is an asset manager and registered investment advisor regulated by the United Kingdom Financial Conduct Authority.

In addition to its function as a holding company for UK investments and acquisitions, Marygold UK was formed to introduce the Marygold UK Fintech app into the UK with features designed to provide a suite of personal savings tools all integrated into a user’s digital world. However, the app failed to reach anticipated revenue goals and the Marygold UK Fintech app was removed from the market in April 2026. All client funds were refunded effective June 30, 2026.

Marygold & Co. Limited and Step-By-Step, together with Marygold UK are hereinafter collectively referred to as “Marygold UK”. Operations of Marygold UK are included in our consolidated financial statements beginning on the respective dates of acquisition. As of June 30, 2026, Marygold UK had a total of nine employees.

As of June 30, 2026, Marygold UK had $63.1 million in combined AUM. Marygold UK earns revenues in the form of advisory fees based on a percentage of the AUM. Additionally, revenue is earned through commission-based referrals from insurance providers and certain other financial products.

Competition

As investment advisors, both Marygold & Co. Limited and Step-By-Step have pursued separate niche markets to differentiate themselves from institutional and larger organizations providing investment advice and wealth management services to clients in the U.K. These separate target markets are expected to allow Marygold & Co. Limited and Step-By-Step to succeed and grow their businesses despite a competitive landscape. The Marygold UK Fintech app was removed from the market in April 2026, and its offering and further development were paused effective June 30, 2026; any future growth or differentiation from the app is uncertain.

Trademark

Marygold UK had begun the process of securing trademarks and service marks with respect to certain slogans, artwork, and logos related to the Marygold Fintech app. However, that process was halted as of June 30, 2026.

Food Products - Gourmet Foods

During fiscal 2026, the Company committed to a plan to sell its Food Products business, which previously comprised one of the Company’s reportable segments. The Company expects the disposition to result in the exit from the Food Products segment and represents a strategic shift that is expected to have a major effect on the Company’s operations and financial results. Accordingly, the operations of Food Products are presented as discontinued operations in the accompanying consolidated financial statements. As of June 30, 2026, the disposition had not been completed. See Note 3 to the consolidated financial statements for additional information regarding the planned disposition, discontinued operations and assets and liabilities held for sale.

Security Systems - Brigadier

The Security Systems - Brigadier segment was sold for $2.3 million to a related party on July 1, 2025. The Brigadier Security Systems business was previously reported as a separate reportable segment. Following the transaction, the Company no longer conducts operations through the Security Systems. See Note 7. Sale of Brigadier to the audited consolidated financial statements for additional information regarding the disposition.

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

USCF LLC, an indirect wholly owned subsidiary, is currently the subject of class action litigation. See “Note 15. Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described in “Item 3. Legal Proceedings” of this Form 10-K and “Note 15. Commitments and Contingencies” to our consolidated financial statements included in this Form 10-K. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect our financial condition, results of operations or cash flows in any particular reporting period.

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

Risks Related to our Business, Operations and Structure

We have incurred net losses during fiscal 2026 and 2025. We have paused further development of our Fintech app for the U.S. and U.K. markets.

We have incurred a net loss of $4.4 million and $5.8 million in fiscal 2026 and 2025, respectively. We have working capital of approximately $12.3 million as of June 30, 2026, compared to working capital of $11.6 million as of June 30, 2025, an increase of 6%. Since 2019 and through June 30, 2026, we have invested $19.5 million in the development of our Fintech app for the U.S. and U.K. markets. Due to its limited acceptance, we paused further development of the Fintech app in the U.S. effective March 31, 2025 and in the U.K. effective June 30, 2026. In the event we are able to raise additional financing or to license the app to a third party, we may continue the development of the Fintech app, although there can be no assurance we will be able to do so.

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

The principal sources of our cash flow consist of distributions, loans or other payments from our subsidiaries. Thus, our ability to finance future acquisitions or develop new projects is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us is and will remain subject to, among other things, restrictions contained in each subsidiary’s financing agreements, the availability of sufficient funds and applicable laws and regulatory restrictions.

Claims of creditors of our subsidiaries generally will have priority with respect to the assets of those subsidiaries over our claims and the claims of our creditors and stockholders. To the extent our cash flow is dependent on our subsidiaries’ ability to make distributions to us, this dependence could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be benefit our businesses.

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

Errors or failures in the execution, processing or oversight of investment transactions in our ETP business could adversely affect our overall business, financial condition and results of operations on a consolidated basis.

Our ETP business depends on our personnel, systems, processes and controls to execute, process, monitor and report investment transactions accurately and on a timely basis. From time to time, errors may occur, and have occurred, in connection with these activities. Such errors may include failures to execute transactions, delays in executing transactions, transactions executed on incorrect terms or in incorrect amounts or securities, allocation or settlement errors, and failures to timely identify, classify, escalate or remediate trading errors.

Trading and other operational errors may result from human error, inadequate or ineffective processes or controls, failures in supervision or communication, technology or systems failures, inaccurate or incomplete information, or failures by third-party service providers. In certain circumstances, an error may not be identified promptly or may initially be characterized as ordinary trading or market activity, such as execution slippage, which could delay escalation, investigation or remediation.

We, through our ETP business, may be required to reimburse a fund, client or other party for losses resulting from a trading or operational error, and the amount of any such loss may be affected by market movements occurring before an error is identified and corrected. Such errors also could adversely affect investment performance or tracking results, cause us to incur additional operational or remediation costs, result in inaccurate books, records or reports, or give rise to disputes, regulatory inquiries or examinations, enforcement actions, litigation or other liabilities.

We maintain, and continue to develop and enhance, policies, procedures and controls designed to prevent, identify, escalate and remediate trading and operational errors; however, these measures may not prevent or timely detect all errors. Any significant error, a series of errors, or a material failure in our related controls or supervisory processes could harm our clients or funds, damage our reputation and adversely affect our business, financial condition and results of operations.

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

For the years ended June 30, 2026 and 2025, 83% and 73% of our revenues, respectively, were derived from USCF Investments operations, which consists of the management of ETFs by USCF and USCF Advisers. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the assets under management of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the assets under management in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

We rely on third party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

Gourmet Foods obtains most food related products and services from third party suppliers. Gourmet Foods typically does not have long-term contracts with suppliers. Although Gourmet Foods’ purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the foodservice products and supplies Gourmet Foods needs in the quantities and at the time and prices requested. Gourmet Foods does not control the actual production of most of the products it sells. This means Gourmet Foods is also subject to delays caused by interruption in production and increases in product costs based on conditions outside its control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather; crop conditions; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters, terrorist attacks or other catastrophic events (including, but not limited to, the outbreak of food-borne illnesses in the United States). Gourmet Foods’ inability to obtain adequate supplies of food service and related products because of any of these or other factors could mean that Gourmet Foods could not fulfill its obligations to its customers and, as a result, customers may turn to other distributors.

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

During fiscal year 2026, we recorded an impairment loss of $2.7 million related to goodwill and other intangible assets in our financial services business in the U.K. which had been suffering from increased losses resulting from the departure of a former executive and increased costs of running the business. The impairment loss of $2.7 million included goodwill of $2.0 million and indefinite and finite lived intangible assets totaling $0.7 million relating to brand name and customer relations. We determined the fair value of the reporting unit using multiple methods including discounted cash flows and pricing of comparable companies. As of June 30, 2026, the total recorded value of our goodwill and intangible assets was zero excluding amounts classified as held for sale.

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

Our UK financial advisory business is dependent on a key employee, and the loss of this employee could disrupt our ability to provide regulated investment advisory services in the United Kingdom.

Our UK subsidiary is authorized and regulated by the Financial Conduct Authority (the “FCA”) to provide certain investment advisory services. We currently depend on a single employee who is qualified and certified to provide investment advice to clients on behalf of our UK subsidiary. Under applicable FCA requirements, individuals performing certain investment advisory functions must satisfy applicable qualification, competency and fitness and propriety requirements and, where applicable, be certified by the authorized firm to perform such functions.

If this employee were to become unavailable for any reason or otherwise become unable or ineligible to perform these functions, we may be unable to continue providing some or all of our regulated investment advisory services in the United Kingdom until we identify, hire and appropriately qualify and certify a replacement. We cannot assure you that we would be able to identify or retain a suitably qualified replacement on a timely basis or at all. Any resulting interruption in our UK investment advisory services could adversely affect our relationships with clients, result in the loss of business, increase our regulatory, compliance and personnel costs, subject us to regulatory scrutiny or action, or harm our reputation. Although our UK investment advisory business currently represents an immaterial portion of our consolidated revenues and results of operations, any prolonged disruption or related regulatory consequences could adversely affect our business and reputation.

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

Mr. Nicholas D. Gerber, the President and Chief Executive Officer of the Company and Chairman of the Board of the Company, is the beneficial owner of 18,751,125 shares of our common stock, par value $0.001 per share (the “Common Stock”), representing approximately 43.6% of our total issued and outstanding Common Stock (giving effect to the conversion of all shares of our Series B Preferred Stock). Mr. Gerber’s Common Stock is held by the Nicholas and Melinda Gerber Living Trust (the “Gerber Trust”), of which Nicholas Gerber and Melinda Gerber are the trustees. As such, the Gerber Trust and Mr. Gerber share power to vote or to direct the voting of the shares and share power to dispose or to direct the disposition of Common Stock beneficially owned or controlled by Mr. Gerber.

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

Additionally, pursuant to a voting agreement (“Voting Agreement”), the Gerber Trust and Schoenberger Trust will continue to vote all shares of our voting stock owned by them to elect each of Messrs. Gerber and Schoenberger to the Board along with other designees mutually agreed upon. By virtue of the Voting Agreement, Messrs. Gerber and Schoenberger are entitled to an aggregate of 23,449,118 votes or 54.6% of all votes for the election of directors submitted to our stockholders for their approval.

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

We are a holding company with a focus on investment management. Our Marygold U.S. subsidiary launched its Fintech app in June 2023 and paused its operations and offering to the public as of March 31, 2025. Similarly, our Marygold UK subsidiary launched a narrower Fintech app in the U.K. in March 2025 and paused its operations and offering to the public as of June 30, 2026. The Fintech industry is heavily populated by well-financed competitors with extensive capital resources to fund marketing campaigns or competing Fintech apps. Our resources to fund our business objectives and ongoing operations are dependent on those of our subsidiaries. If we decide to resume capital investments in our Fintech subsidiaries, there can be no assurance of success or revenue generation. Our ability to predict revenue generation from our subsidiaries may not be accurate from time to time. Any effort to restart our Fintech subsidiaries could have a detrimental effect on our operations and negatively affect our financial condition or results of operations if our projections are inaccurate, and could hinder the ability of our businesses and subsidiaries to compete effectively in the industries in which they operate.

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

The stock market may routinely experience periods of large or extreme volatility. In some instances, this volatility is unrelated or disproportionate to the operating performance of particular companies. The market price of our shares of common stock could be subject to wide fluctuations in response to many risk factors and many beyond our control, including:

●	results of operations that vary from the expectations of securities analysts and investors

●	changes in expectations as to our industries’ future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and

●	the publication of new or updated research reports by securities analysts;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	changes in our senior management or other key personnel;

●	results and timing of the registration and launch of new ETF products;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	litigation or regulatory action regarding our products or services, including litigation related to our investment advisory services and ETFs;

●	disputes or other developments related to our proprietary rights, including patents, litigation matters, and our ability to obtain, maintain, defend or enforce proprietary rights relating to our products or technologies;

●	sales of our shares by us, our insiders, or other stockholders;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

●	in the event our cash flows are insufficient to fund our operations, our ability to raise additional financing, including in connection with new ETF development and launch or the acquisition of additional businesses;

●	changes in general economic or market conditions or trends in our industries or markets; future issuances or sales or purchases of our common stock or other securities.

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

Future sales, or the potential for future sales, of our shares could adversely affect the market price of our common stock.

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

Risks Related to our Equity and Debt Financing

In addition to the net proceeds we received from our equity and debt financings in the past two years, we may need to raise additional equity or debt financing to fund ongoing operations, invest in acquisitions, and for working capital purposes.

As of June 30, 2026, we have invested $19.5 million in the development of our Fintech app. However, as of June 30, 2026, we paused Fintech app operations in the US and UK indefinitely. Although expenses have been curtailed significantly by the closure of the US and UK Fintech apps, there may be a need to fund ongoing operations for continuing expenses in the US and UK beyond our ability to fund from consolidated operating income. Further, negative economic events could hinder the ability of our businesses to effectively compete in the various industries in which we operate which may create a need to raise additional financing in the future. There can be no assurance we will be able to raise such additional financing or upon terms that are acceptable to us. Any failure to raise additional financing as and when needed could have a negative impact on our financial condition and on our ability to further support our current and future business plans and strategies.

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

For the fiscal year ending June 30, 2026, the Company had no cyber events requiring disclosure on Form 8-K, Item 1.05 as required under the Securities Exchange Act, Regulation S-K, Item 106.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to “Note 15. Commitments and Contingencies – Litigation” to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Shares

Our common stock trades on the NYSE American, LLC stock exchange (“NYSE American”) under the symbol “MGLD.”

The Company’s existing transfer agent and registrar is Equiniti Trust LLC, which is expected to remain in place until October 23, 2026. On that date, Broadridge Corporate Issuer Solutions will take over as the Company’s transfer agent and registrar.

Holders

On August 10, 2026, there were 357 holders of record of our shares of common stock. In addition, we have an aggregate of 13,302 shares of Series B Preferred Stock held by two entities that entitle such holders to convert each share of Series B Preferred Stock into 20 shares of common stock and to vote such shares on an “as if converted” basis.

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

Recent Sales of Unregistered Securities; Shares Issued for Services; Outstanding Stock Options

All information required by Item 701 of Regulation S-K regarding unregistered sales of equity securities during the fiscal year has been previously disclosed in the Company’s Forms 10-Q filed with the SEC.

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

Introduction

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”) is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation whose principal business office is located in Walnut Creek, California;

■	Marygold & Co. Advisory Services, LLC, a wholly owned subsidiary of Marygold & Co., a Delaware limited liability company, was dissolved effective on February 17, 2026.

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand. As of March 31, 2026, the Company formally approved a plan to dispose of this segment and thus this segment is being presented as discontinued operations (see Note 3. Discontinued Operations to the audited consolidated financial statements).
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. This business was sold to a related party in July 2025 (see Note 7. Sale of Brigadier to the audited consolidated financial statements).

Critical Accounting Policies

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant policies are summarized in Note 2. to the Consolidated Financial Statements.

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

SUMMARY RESULTS OF OPERATIONS

(in thousands, except percentages)	Fiscal 2026	Fiscal 2025	Percentage Change
Revenue	$25,313	$23,434	8%
Cost of revenue	1,864	3,163	-41%
Gross profit	23,449	20,271	16%
Operating expenses	29,461	27,106	9%
Loss from continuing operations	(6,012)	(6,835)	-12%
Other income (expense), net	1,207	(721)	-267%
Loss from continuing operations before income taxes	(4,805)	(7,556)	-36%
Benefit from income taxes	277	1,562	-82%
Net loss from continuing operations	(4,528)	(5,994)	-24%
Net income from discontinued operations	157	174	-10%
Net loss	$(4,371)	$(5,820)	-25%

Fiscal Year 2026 Compared with Fiscal Year 2025

Revenue increased by $1.9 million or 8% for fiscal 2026 driven by increased revenue of $4.0 million at our fund management segment resulting from higher average Assets Under Management (“AUM”). This increase was partially offset by a $2.5 million reduction in revenue from our security systems segment following the sale of Brigadier to a related party on July 1, 2025. During fiscal 2026, a trading error occurred in the execution of oil futures trades on behalf of the United States Oil Fund, LP (“USO”), one of the funds managed by our subsidiary USCF LLC, resulting in a $2.5 million loss to the fund. The error was identified on the day of execution. USCF reimbursed USO in full for the $2.5 million loss, and as a result, there was no impact to USO’s Net Asset Value. The reimbursement is reflected as a reduction in revenue. Following the event, USCF reviewed and enhanced its trade execution oversight procedures to reduce the risk of similar errors in the future. Average AUM in our U.S. fund management business was $4.1 billion in fiscal 2026, compared with $2.9 billion in fiscal 2025, and increase of $1.2 billion. The increase in average AUM in fiscal 2026 was due to higher oil and other commodity prices associated with geopolitical conflicts in the Middle East and Eastern Europe, as well as other geopolitical and economic factors.

Gross profit increased by $3.2 million or 16% as a result of an increase from our fund management segment due to the increased average AUM described above and an increase of $0.5 million from our beauty products segment; offset by a reduction of $1.3 million due to the sale of our security systems segment to a related party on July 1, 2025 and a $0.1 million decrease from our food products segment.

Operating expenses increased by $2.4 million, or 9%, primarily as a result of the following: During fiscal 2026, we recorded total impairment charges of $3.6 million, of which $2.7 million related to goodwill and other intangible assets in our U.K. financial services unit due to increased losses from the wealth management business, and $0.9 million related to an investment in a private bank that had been reporting losses. Higher average AUM in our fund management business also increased fund operations expense through higher third-party fees. Partially offsetting these increases were decreases in operating expenses of $4.6 million associated with the pause of further development of the U.S. Fintech app in April 2025 and $1.2 million associated with the sale of Brigadier on July 1, 2025.

The loss from continuing operations decreased by $0.8 million, or 12%, from fiscal 2025 to fiscal 2026. The $1.5 million improvement in the financial services segment reflected a $4.6 million reduction in losses following the pause of the U.S. Fintech app, partially offset by a $3.2 million increase in losses in the U.K. financial services business, including the $2.7 million impairment charge related to goodwill and other intangible assets. Other favorable changes included a $0.7 million increase in profit from the beauty products segment. These changes were partially offset by a $0.2 million decrease in profit from the fund management segment, primarily due to the USO trading-error reimbursement described below, a $0.3 million decrease in profit from the security systems segment following the sale of Brigadier, and a $0.8 million increase in the corporate headquarters loss, driven in part by the $0.9 million impairment charge relating to the investment in a private bank.

Other income (expense), net changed from $0.7 million of net other expense in fiscal 2025 to $1.2 million net other income in fiscal 2026, a favorable change of $1.9 million. The change primarily reflected the $1.2 million of interest expense incurred in fiscal 2025 on the $4.4 million note payable which was paid in full in September 2025, and the $0.6 million gain on sale of Brigadier in July 2025.

Benefit from income taxes decreased by $1.3 million or 82% from fiscal 2025 to fiscal 2026 as a result of the decreased loss from continuing operations before income taxes as described above.

Net income from discontinued operations was flat at $0.2 million for both fiscal 2026 and 2025.

Net loss of $4.4 million in fiscal 2026 decreased by $1.4 million or 25% compared to $5.8 million in fiscal 2025 as a net result of the explanations described above.

SEGMENT RESULTS OF OPERATIONS

(in thousands, except percentages)	Fiscal 2026	Fiscal 2025	Percentage Change
Revenue
Fund management - related party	$21,126	$17,135	23%
Beauty products	3,367	2,974	13%
Security systems	-	2,471	-100%
Financial services	820	854	-4%
Total revenue	$25,313	$23,434	8%

Income (Loss) from Continuing Operations
Fund management - related party	$2,912	$3,274	-11%
Beauty products	293	(395)	-174%
Security systems	-	250	-100%
Financial services	(4,079)	(5,621)	-27%
Corporate headquarters	(5,138)	(4,343)	18%
Total loss from continuing operations	$(6,012)	$(6,835)	-12%

Reportable Segments

Fiscal Year 2026 Compared with Fiscal Year 2025

U.S. Fund Management - USCF Investments

Revenue increased by $4.0 million or 23% driven by higher average Assets Under Management (“AUM”) in our fund management business. Average AUM for fiscal 2026 was $4.1 billion, compared with $2.9 billion for fiscal 2025, an increase of $1.2 billion, or 41%. The increase in average AUM in fiscal 2026 was due to commodity price fluctuations, including energy price volatility associated with geopolitical events in the Middle East and Eastern Europe, as well as other geopolitical and economic uncertainty affecting inventory and demand. During the quarter ended June 30, 2026, a trading error occurred in the execution of oil futures contracts on behalf of USO, resulting in adverse execution of $2.5 million relative to the expected benchmark execution price. The error was identified on the day of execution and USCF reimbursed USO in full for the $2.5 million loss, resulting in no impact to USO’s Net Asset Value. The Company recognized the $2.5 million reimbursement as a reduction to revenue in the Fund Management segment. Management has reviewed the circumstances of the error, determined it was an isolated event, and has implemented enhanced controls over its trade execution processes.

Operating income decreased by $0.4 million as a result of the $2.5 million reimbursement which reduced revenue as described above and increased variable operating expenses due to the increase in average AUM including marketing and distribution costs, fund accounting and administration and sub-adviser fees. New fund costs also contributed to an increase in operating expenses.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue for fiscal 2026 was $3.4 million as compared to $3.0 million for the comparable prior year period, an increase of $0.4 million or 13% driven by (1) continued success in controlling its brand and pricing on e-commerce platforms and (2) an increase in international distribution channels to include more countries in Asia.

Operating income increased to $0.3 million for fiscal 2026, as compared to an operating loss of $0.4 million for the prior year, or an improvement of 174%, as a result of increased revenue, the reduction of certain expenses including the elimination of third-party marketing consultants, and a reduction of unused warehouse space.

Security Systems - Brigadier

Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier in the audited consolidated financial statements).

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our U.S. and U.K. Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app earned only de minimis revenues. As a result, the offering of the app in the US was paused by Marygold US effective March 31, 2025. For fiscal 2026, Marygold US had no revenue and minimal expenses as compared with an operating loss of $4.7 million for the prior year.

Marygold UK

Marygold UK is a U.K. holding company which operates through its two wholly-owned subsidiaries Marygold & Co. Limited f/k/a Tiger Financial and Asset Management Limited and Step-By-Step Financial Planners, both of which are registered investment advisors which earn revenues based on the amount of AUM and from the sale of financial products, including insurance, to customers in the U.K.

Our total Financial Services revenue, derived entirely from Marygold UK, was $0.8 million in both fiscal 2026 and fiscal 2025. Marygold UK had developed a fintech app designed specifically for use by Marygold UK clients. The app was launched in the U.K. in March 2025, earned only de minimis revenue, was removed from the market in April 2026, its offering, development and marketing were paused effective June 30, 2026. As Marygold UK generated increasing losses due to the development and marketing of the app and further impacted by the departure of the former head of one of its operating subsidiaries, the Company recorded a $2.7 million impairment charge relating to goodwill and other intangible assets. The consolidated operating loss for financial services was $4.1 million in fiscal 2026, compared with a loss of $5.6 million in fiscal 2025.

Corporate Headquarters

As a holding company, The Marygold Companies has no significant revenue but has operating expenses including salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, and investor relations, which result in operating losses. Operating loss at the corporate headquarters increased to $5.1 million in fiscal 2026 from $4.3 million in fiscal 2025, an increase of $0.8 million, or 18%, driven in part by a $0.9 million impairment charge relating to an investment in a private bank.

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

As of June 30, 2026, we had $2.9 million of cash and cash equivalents on a consolidated basis, compared with $5.0 million as of June 30, 2025, a decrease of $2.1 million or 42%. Our cash used in operating activities for fiscal 2026 was $2.3 million. During fiscal 2026, we made principal payments of $1.3 million to pay off our Streeterville note payable and received net proceeds of $1.1 million from the sale of Brigadier. During fiscal 2026, the Company spent money on the development and marketing of the mobile Fintech app at Marygold UK; however, effective June 30, 2026 we paused the offering, development and marketing of the mobile Fintech app in the U.K. We have invested a total of $19.5 million in the Fintech app since the project was implemented in 2019. Over the coming 12 months we currently expect to generate proceeds from the sale of our Food Products segment and plan to further curtail funding for our fintech-based subsidiary operations. Our working capital position remains strong at $12.3 million as of June 30, 2026.

Equity Distribution Agreement

On March 7, 2025, we entered into an Equity Distribution Agreement (“EDA”) with Maxim Group, LLC (“Maxim”) pursuant to which we may sell from time-to-time shares of our common stock having an aggregate offering price of up to $4.65 million through or to Maxim, as sales agent or principal. We have agreed to pay Maxim a commission equal to three percent (3%) of the aggregate gross proceeds from the sale of any shares through Maxim under the EDA, reimburse Maxim for certain legal fees and disbursements, and have agreed to indemnify Maxim against certain liabilities under the Securities Act. We have not sold any shares pursuant to the EDA and, pursuant to the terms of the agreement, the EDA terminated effective March 7, 2026.

Lease Liability

The Company has various operating leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $0.5 million as of June 30, 2026. The obligations will reduce over the passage of time through periodic lease payments. See Note 15 to our Consolidated Financial Statements for further analysis of this obligation.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETF funds that USCF Investments manages. USCF Investments classifies these investments as current assets as the intention is for these investments to generally be sold within one year from the balance sheet date; however on occasion these investments have been held for over one year. As of June 30, 2026, USCF Investments held investment positions in three of its exchange traded funds registered under the Investment Company Act of 1940, as amended, ZSB, USE and ZSC of $0.2 million, $0.5 million, and $0.6 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 6 to our Consolidated Financial Statements.

Dividends

Our strategy on dividends is to declare and pay dividends only from retained earnings and only when our Board of Directors deems it prudent and in the best interests of the Company to declare and pay dividends. We paid no dividends during fiscal 2026 and 2025.

Off-Balance Sheet Arrangements

At June 30, 2026, and through September 18, 2026, the filing date of this Annual Report on Form 10-K, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

Our financial statements appear as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Marygold Companies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Marygold Companies, Inc. and subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

As described in Note 15, Commitments and Contingencies, of the consolidated financial statements, the Company is party to various legal proceedings and regulatory inquiries. The Company discloses the legal proceedings and that no accrual has been recorded with respect to them as of June 30, 2026. The Company further discloses that it is currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters, and that it is reasonably possible that this estimate will change in the near term. The Company discloses that an adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows. Auditing the Company’s accounting for, and disclosure of, loss contingencies related to the various legal proceedings was especially challenging due to the significant judgement required to evaluate management’s assessment of the likelihood of a loss, and of the potential amount or range of such loss.

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

San Francisco, California

September 18, 2026

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2026	June 30, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,880	$5,004
Accounts receivable, net (of which $2,684 and $1,281, respectively, due from related parties)	2,892	1,778
Inventories	1,051	928
Prepaid income tax and tax receivable	814	833
Investments, at fair value	7,848	7,829
Other current assets	513	1,046
Total current assets	15,998	17,418

Restricted cash	-	51
Property and equipment, net	22	609
Operating lease right-of-use asset	429	599
Goodwill	-	2,206
Intangible assets, net	-	937
Deferred tax assets, net	3,599	3,440
Assets held for sale	2,517	2,821
Other assets	1,414	2,339
Total assets	$23,979	$30,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,364	$3,224
Operating lease liabilities, current portion	314	307
Advance from buyer of Brigadier Security Systems (Note 7)	-	720
Purchase consideration payable, current portion	-	257
Note payable, current portion	-	1,268
Total current liabilities	3,678	5,776

Operating lease liabilities, net of current portion	154	341
Deferred tax liabilities, net	-	221
Liabilities associated with assets held for sale	921	1,095
Total long-term liabilities	1,075	1,657
Total liabilities	4,753	7,433

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000 shares authorized; Series B: 13 shares issued and outstanding at both June 30, 2026 and 2025, respectively	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 42,712 and 42,818 shares issued and outstanding at June 30, 2026 and 2025, respectively	42	42
Additional paid-in capital	15,270	15,167
Accumulated other comprehensive income (loss)	87	(420)
Retained earnings	3,827	8,198
Total stockholders’ equity	19,226	22,987
Total liabilities and stockholders’ equity	$23,979	$30,420

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2026	2025

Revenue
Fund management - related party	$21,126	$17,135
Beauty products	3,367	2,974
Security systems	-	2,471
Financial services	820	854
Revenue	25,313	23,434

Cost of revenue	1,864	3,163

Gross profit	23,449	20,271

Operating expense
Salaries and compensation	9,202	10,781
Fund operations	7,773	5,222
General and administrative expense	6,347	8,175
Impairment loss	3,605	-
Marketing and advertising	2,296	2,460
Depreciation and amortization	238	468
Total operating expenses	29,461	27,106

Loss from continuing operations	(6,012)	(6,835)

Other income (expense):
Interest and dividend income	365	1,384
Interest expense	(67)	(1,166)
Other income (expense), net	909	(939)
Total other income (expense), net	1,207	(721)

Loss from continuing operations before income taxes	(4,805)	(7,556)

Benefit from income taxes	277	1,562

Net loss from continuing operations	(4,528)	(5,994)

Net income from discontinued operations (see Note 3)	157	174

Net loss	$(4,371)	$(5,820)

Weighted average shares of common stock
Basic and diluted	42,956	41,701

Net loss per common share
Basic and diluted	$(0.10)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

F-3

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended June 30,
	2026	2025

Net loss	$(4,371)	$(5,820)
Foreign currency translation gain (loss)	472	(151)
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	35	-
Comprehensive loss	$(3,864)	$(5,971)

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2024	49	$-	40,096	$40	$12,825	$(269)	$14,018	$26,614
Sale of common stock less offering costs	-	-	2,050	2	1,806	-	-	1,808
Issuance of restricted stock awards	-	-	265	-	-	-	-	-
Loss on currency translation	-	-	-	-	-	(151)	-	(151)
Cancellation of stock awards	-	-	(85)	-	-	-	-	-
Stock-based compensation	-	-	-	-	825	-	-	825
Conversion of Series B Preferred Stock into Common Stock	(36)	-	721	-	-	-	-	-
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(229)	-	(289)	-	-	(289)
Net loss	-	-	-	-	-	-	(5,820)	(5,820)
Balance at June 30, 2025	13	-	42,818	42	15,167	(420)	8,198	22,987
Issuance of restricted stock awards	-	-	24	-	-	-	-	-
Gain on currency translation	-	-	-	-	-	472	-	472
Cancellation of stock awards	-	-	(99)	-	-	-	-	-
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	-	-	-	-	-	35	-	35
Stock-based compensation	-	-	-	-	128	-	-	128
Shares repurchased to cover employee payroll taxes in connection with restricted stock awards	-	-	(31)	-	(25)	-	-	(25)
Net loss	-	-	-	-	-	-	(4,371)	(4,371)
Balance at June 30, 2026	13	$-	42,712	$42	$15,270	$87	$3,827	$19,226

The accompanying notes are an integral part of these consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,371)	$(5,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	3,605	-
Depreciation and amortization	308	590
Gain on sale of Brigadier (see Note 7)	(603)	-
Stock-based compensation	128	825
(Gain) loss on investments	(317)	906
Non-cash interest expense	37	642
Non-cash lease expense	760	682
Deferred income taxes	(298)	(1,610)
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	317
Prepaid income taxes and tax receivable	(213)	555
Inventories	(125)	190
Other assets	553	247
Accounts payable and accrued expenses	469	(190)
Lease liabilities	(851)	(653)
Net cash used in operating activities	(2,319)	(3,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	3,487	7,857
Purchase of investments	(3,195)	(7,043)
Proceeds from the sale of Brigadier, net of cash disposed	1,066	720
Purchase of property and equipment	(29)	(54)
Payment of purchase consideration payable	(257)	(277)
Net cash provided by investing activities	1,072	1,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	-	3,690
Principal repayment on note payable	(1,316)	(3,064)
Principal repayment of mortgage loan payable	-	(315)
Sale of common stock less offering costs	-	1,808
Repurchase of shares to satisfy tax withholding for restricted stock	(25)	(289)
Net cash (used in) provided by financing activities	(1,341)	1,830

Effect of exchange rate change on cash and cash equivalents	413	(182)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,175)	(468)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	5,055	5,523

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$2,880	$5,055

Cash and cash equivalents	$2,880	$5,004
Restricted cash	-	51
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$2,880	$5,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95	$464
Income taxes (net of refunds received)	$33	$48
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of advance from buyer included in gain on sale of Brigadier	$720	$-
Acquisition of operating right-of-use assets through operating lease liability	$440	$690

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., a Nevada corporation (together with its subsidiaries, “we,” “us,” “our,” “Company,” or “The Marygold Companies”) is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, whose principal business office is located in Walnut Creek, California;

■	Marygold & Co. Advisory Services, LLC, a wholly owned subsidiary of Marygold & Co., a Delaware limited liability company was dissolved effective February 17, 2026.

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand. As of March 31, 2026, the Company formally approved a plan to dispose of this segment and thus this segment is being presented as discontinued operations (see Note 3. Discontinued Operations).
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

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

Accounts Receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, customer concentrations, current economic trends, changes in customer payment patterns and reasonable and supportable forecasts about the future to determine whether or not an account should be deemed uncollectible. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2026 and 2025, the Company had de minimis amounts reserved for credit losses.

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

Concentration of Credit Risk

Our subsidiary USCF relies on the revenues generated through the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Year Ended June 30,				June 30,
	2026		2025		2026		2025
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$3,451	16%	$5,091	30%	$699	25%	$390	30%
CPER	3,357	16%	1,119	7%	417	16%	102	8%
UNG	3,110	15%	3,931	23%	215	8%	180	14%
UMI	3,094	15%	2,948	17%	273	10%	264	21%
USCI	2,410	11%	1,607	9%	233	9%	158	12%
BNO	2,406	11%	955	6%	458	17%	58	5%
SDCI	2,191	11%	405	2%	290	11%	55	4%
All Others	1,107	5%	1,079	6%	99	4%	74	6%
Total	$21,126	100%	$17,135	100%	$2,684	100%	$1,281	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Inventories

Inventories consist of hair and skin care finished products and components in the US, and are valued at the lower of cost or net realizable value using the average cost method. Inventories include product cost, inbound freight and warehousing costs where applicable. An assessment is made at the end of each fiscal quarter to determine what slow-moving inventory items, if any, should be deemed obsolete and written down to their estimated net realizable value. For the years ended June 30, 2026 and 2025, the expense for slow moving or obsolete inventory was de minimis. Inventories previously associated with the Food Products segment in New Zealand are included within Assets held for sale on the Consolidated Balance Sheets (see Note 3. Discontinued Operations). Inventories associated with the Security Systems segment in Canada were disposed of in connection with the sale of Brigadier on July 1, 2025 (see Note 7. Sale of Brigadier).

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

The Company has one finance lease wherein ownership of the underlying asset will be transferred to the Company at the end of the lease term. The underlying asset of the finance lease is a solar energy system at Gourmet Foods that is included with Assets held for sale on the Consolidated Balance Sheets.

Intangible Assets

Intangible assets consist of brand names, customer relationships and the internally developed software for the Fintech app developed by Marygold. Intangible assets with finite lives are amortized over the estimated useful life. Intangible assets including those with indefinite lives are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that an intangible asset is impaired, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company recorded an impairment loss of $0.7 million during fiscal 2026 relating to intangible assets in its financial services segment in the U.K. and there was no impairment recorded during fiscal 2025.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination transaction. Goodwill is tested for impairment on an annual basis during the fourth quarter of the Company’s fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performs a qualitative test to determine if goodwill is impaired at a reporting unit. In performing this test, the Company evaluates macroeconomic factors, industry and market considerations, cost factors such as the increase in the cost of materials or labor or other costs, overall financial performance, changes in key personnel or customers or strategy, and other entity-specific events or trends that could indicate impairment, among other items. If the results of this test indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative test is then performed to determine the amount of the impairment. When impaired, the carrying value of goodwill is written down to fair value. The Company recorded a goodwill impairment loss of $2.0 million during fiscal 2026 relating to its financial services segment in the U.K. and there was no impairment recorded during fiscal 2025.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Other than as described in the intangible assets section, there was no impairment recorded for the years ended June 30, 2026 and 2025.

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

Revenue Recognition

Revenue consists of fees earned through management of investment funds in the United States and in the United Kingdom primarily based on assets under management (“AUM”), sales of gourmet meat pies and printing of food wrappers in New Zealand (which is now classified within discontinued operations – see Note 3), sales of security alarm system installation and maintenance services in Canada, and sales of hair and skin care products in the United States and internationally. Revenue is accounted for net of sales taxes, sales returns, and trade discounts. The performance obligation is satisfied when the product has been shipped and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales or services, the revenue recognition criteria described below are met at the time the product is shipped, the subscription period commences, or the management services are provided. For our Brigadier subsidiary in Canada, the Company operates under contract with an alarm monitoring company that pays a percentage of its recurring monitoring fee to Brigadier in exchange for continued customer service and support functions with respect to each customer maintained under contract by the monitoring company. The Company has no costs of contracts which require capitalization. The Company’s only contract assets are accounts receivable. The Company has no contract liabilities other than deposits received periodically which are insignificant to the consolidated financial statements. The Company generates revenue, in part, through contractual monthly recurring fees received for providing ongoing customer support services to monitoring company clientele.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Marketing and advertising costs for the years ended June 30, 2026 and 2025 were $2.3 million and $2.5 million, respectively.

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

Recent Accounting Pronouncements

For the year ended June 30, 2026, the Company adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this new standard did not have a material impact on our consolidated financial statements. For additional information, see Note 14. Income Taxes.

NOTE 3. DISCONTINUED OPERATIONS

On March 31, 2026, the Company committed to a plan to dispose of its Food Products segment which is a distinct reporting segment and includes all operations conducted in New Zealand. The Food Products segment consists of two legal entities: Gourmet Foods, Ltd. which is a bakery business and Printstock Products Limited which is a printing business for the food industry. The Company expects to dispose of these two entities either collectively or separately through a sale or sales to a third party. The decision to divest the Food Products segment was driven by management’s strategic initiative to focus on its Fund Management and Financial Services related businesses. The disposal represents a strategic shift that will have a significant impact on the Company’s operations and financial results, including the exit from New Zealand and the Food Products segment. The Company is actively marketing the Food Products segment and expects the transaction to be completed within twelve months of the classification date. The Company has engaged a business broker to assist with the sale of the Food Products segment. Upon completion of a transaction, the broker is entitled to a success fee of up to 6% of the transaction value. There can be no assurance the Company will be successful in divesting this business upon terms acceptable to the Company or as to the timing or terms of the final transaction or series of transactions.

The following table presents the major classes of assets and liabilities classified as held for sale for each of the periods presented (in thousands).

	June 30, 2026	June 30, 2025
ASSETS
Accounts receivable	$563	$533
Inventories	862	1,073
Prepaid income tax and tax receivable	182	-
Property and equipment	388	429
Operating lease right-of-use assets	202	385
Intangible assets (including goodwill)	287	367
Other assets	33	34
Total assets held for sale	$2,517	$2,821

LIABILITIES
Accounts payable and accrued expenses	$641	$606
Lease liabilities	280	489
Total liabilities associated with assets held for sale	$921	$1,095

The following table summarizes the results of the discontinued operations of the Food Products segment for the periods presented (in thousands).

	Year Ended June 30,
	2026	2025

Revenue	$6,662	$6,720
Cost of revenue	5,163	5,119
Total operating expenses	1,360	1,456
Net income from discontinued operations	157	174

The following table summarizes the net cash provided by (used in) operating activities of the discontinued operations of the Food Products segment for the periods presented (in thousands). There were no material cash flows from investing or financing activities during these respective periods.

	Year Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$122	$(434)

NOTE 4. NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of shares of Series B, Voting, Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights and each share of Series B Preferred Stock is convertible at any time into 20 shares of the Company’s common stock. Diluted net loss per share is based on the assumption that all dilutive convertible shares, restricted stock awards and stock options were converted, released or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Since the Company generated a net loss in both fiscal 2026 and 2025, basic and diluted net loss per share were the same. The Company excluded the following shares from the diluted net loss per share calculation as their effect would be anti-dilutive.

	Year Ended June 30, 2026	Year Ended June 30, 2025
Warrants outstanding	82,500	82,500
Stock options outstanding	283,032	343,667
Restricted Stock Awards outstanding	14,145	193,857
Total common stock equivalents excluded	379,677	620,024

The components of basic and diluted net loss per share were as follows (in thousands, except per share data):

	Year Ended June 30, 2026			Year Ended June 30, 2025
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic and diluted net loss per share:
Net loss available to common shareholders	$(4,344)	42,690	$(0.10)	$(5,719)	40,977	$(0.14)
Net loss available to preferred shareholders	(27)	266	$(0.10)	(101)	724	$(0.14)
Basic and diluted net loss per share	$(4,371)	42,956	$(0.10)	$(5,820)	41,701	$(0.14)

NOTE 5. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands).

	June 30,	June 30,
Inventories	2026	2025
Raw materials and supplies	$295	$328
Finished goods	756	600
Total inventories	$1,051	$928

	June 30,	June 30,
Property and equipment, net	2026	2025
Land and building	$-	$575
Other equipment	134	631
Total property and equipment, gross	134	1,206
Accumulated depreciation	(112)	(597)
Total property and equipment, net	$22	$609

Depreciation expense for property and equipment totaled less than $0.1 million for the year ended June 30, 2026 and totaled $0.2 million for the year ended June 30, 2025.

	June 30,	June 30,
Other assets, non-current	2026	2025
Equity investment in a financial institution	$900	$1,800
Equity investment in a registered investment advisor	502	502
Deposits and other assets	12	37
Total other assets, non-current	$1,414	$2,339

The $1.8 million investment as of June 30, 2025 represents an equity interest of less than 10% in a domestic private bank and the $0.5 million investment represents a 10% equity interest in a registered investment advisor. These equity interests do not have readily determinable fair values and are measured at cost minus impairment. During fiscal 2026 the Company recorded an impairment charge of $0.9 million, which is included within Impairment loss on the Consolidated Statement of Operations, on its investment in the domestic private bank based on continuing losses at the bank. Other than the $0.9 million impairment taken in fiscal 2026, there have been no other impairments, downward adjustments or upward adjustments during the periods presented or cumulatively.

	June 30,	June 30,
Accounts payable and accrued expenses	2026	2025
Accounts payable	$2,078	$1,794
Accrued operating expenses	843	1,050
Accrued payroll, vacation and bonus payable	443	380
Total accounts payable and accrued expenses	$3,364	$3,224

NOTE 6. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the creation of ETPs or ETFs that are managed by USCF or USCF Advisers. USCF Investments classifies these investments as current assets as the intention is for these investments to generally be sold within one year of the balance sheet date; however occasionally these investments have been held for over one year. Investments in which no controlling financial interest or significant influence exists are recorded at fair value with the change included in earnings on the Consolidated Statements of Operations. As of June 30, 2026 and 2025, the Company has investments totaling $1.3 million and $3.6 million, respectively, of funds managed by USCF Advisers which are related parties and are included in other equities in the below table. The Company elected the fair value option related to this investment as the shares were purchased and will be sold on the market and this accounting treatment is deemed to be most informative. In addition to the holdings in these funds, the Company also invests in marketable securities. The Company recognized unrealized gains of $0.6 million and unrealized losses of $0.8 million for the years ended June 30, 2026 and 2025, respectively.

All of the Company’s short-term investments are classified as Level 1 assets as of June 30, 2026 and 2025. Investments measured at estimated fair value consist of the following as of June 30, 2026 and 2025 (in thousands):

	June 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,208	$-	$-	$6,208
Other short-term investments	323	1	-	324
Other equities - related parties	1,429	1	(114)	1,316
Total short-term investments	$7,960	$2	$(114)	$7,848

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$3,877	$-	$-	$3,877
Other short-term investments	310	2	-	312
Other equities - related parties	4,374	-	(734)	3,640
Total short-term investments	$8,561	$2	$(734)	$7,829

During the years ended June 30, 2026 and 2025, there were no transfers between the fair value levels.

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

The audit committee of the Company continued to have oversight of the transaction through the Closing Date of July 1, 2025, and the final payment adjustment procedures concluding on September 1, 2025. While the Chief Operating Decision Maker evaluated the security systems segment for operational purposes through June 30, 2025, this was not considered a significant operation to the Company during the years ended June 30, 2025 and 2024, respectively. The Company received total proceeds of $2.3 million for the sale and had a cost basis in Brigadier of $1.7 million and thus recorded a gain on the sale of Brigadier of $0.6 million.

NOTE 8. IMPAIRMENT LOSS

During fiscal 2026, the Company recorded an impairment loss of $2.7 million related to goodwill and other intangible assets in its U.K. financial services business unit. The business unit had been suffering from increased losses resulting from loss of client accounts, which was accelerated by the departure of a former executive of the acquired businesses. The impairment loss included intangible assets of $0.2 million relating to brand name and $0.5 million relating to customer relationships. The Company determined the fair value of the reporting unit using multiple methods, including discounted cash flows and pricing of comparable companies. In addition to the $2.7 million impairment charge related to the U.K. financial services business unit, the Company also recorded a $0.9 million impairment charge related to an equity investment, as further described in Note 5. Certain Balance Sheet Details.

NOTE 9. GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill	June 30, 2024	June 30, 2025	Currency Translation Adjustments	Dispositions / Impairments	June 30, 2026
Security systems – Brigadier	$351	$351	$-	$(351)	$-
Financial services - Marygold & Co. (UK)	1,855	1,855	129	(1,984)	-
Total	$2,206	$2,206	$129	$(2,335)	$-

The Company tests for goodwill impairment at each reporting unit annually on June 30. Refer to Note 8, Impairment Loss, regarding the goodwill impairment recorded during fiscal 2026. The Company sold Brigadier during fiscal 2026 (see Note 7. Sale of Brigadier for additional information on the sale).

NOTE 10. INTANGIBLE ASSETS

During fiscal 2026, the Company’s intangible assets were either impaired as it relates to the Financial Services - Marygold & Co. (UK) assets (see Note 8. Impairment Loss), moved to Assets held for sale as it relates to the Food Products in New Zealand assets (see Note 3. Discontinued Operations) or became fully amortized. The Company’s intangible assets consisted of the following at June 30, 2025.

	June 30, 2025
Intangible Assets	Weighted Average Remaining Life (in years)	Intangible Assets (Gross)	Accumulated Amortization	Intangible Asset (Net)
	(dollars in thousands)
Customer relationships	4.6	$1,396	$(712)	$684
Brand name	0.9	378	(346)	32
Brand name – indefinite lived	N/A	148	-	148
Internally developed software	1.0	218	(145)	73
Total		$2,140	$(1,203)	$937

Total amortization expense for intangible assets was $0.2 million and $0.3 million for the years ended June 30, 2026 and 2025, respectively.

NOTE 11. RELATED PARTY TRANSACTIONS

USCF Investments - Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties for financial accounting purposes. The Company’s fund management revenue, totaling $21.1 million and $17.1 million for fiscal years 2026 and 2025, respectively, were earned from these related parties. Accounts receivable, totaling $2.7 million and $1.3 million as of June 30, 2026 and 2025, respectively, were owed from these related parties. USCF Investments, from time to time, provides initial seed capital investments in connection with the organization of ETP and ETF funds that USCF LLC manages. As of June 30, 2026 and June 30, 2025, the Company held a total of $1.3 million and $3.6 million, respectively, in funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 16% and 21% of the outstanding shares of or other interest in these funds as of June 30, 2026 and 2025, respectively. Included in interest and dividend income on the consolidated statements of operations are $0.1 million and $1.0 million for fiscal 2026 and 2025, respectively, of dividends earned from these related party investments. During the year ended June 30, 2026, USCF reimbursed one of its funds that it manages $2.5 million due to a trading error which occurred in the execution of an oil futures trade. The reimbursement is reflected as a reduction in revenue on the Consolidated Statement of Operations.

USCF Advisers is no longer contractually obligated to pay license fees to an affiliated entity related to intellectual property rights for two of the funds during fiscal 2026 and 2025 as both parties agreed to terminate the license fee. The amount of license fee accrued as an expense during fiscal 2026 and 2025 was zero and $0.3 million, respectively.

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

NOTE 12. NOTE PAYABLE

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

The Purchase Agreement contained certain covenants and agreements, including that we will not pledge or grant any lien or security interest in our or our subsidiaries’ assets without the Holder’s prior written consent and that we will file reports under the Securities Exchange Act timely, and that our shares will continue to be listed or quoted on the NYSE American or Nasdaq. Also, without the Holder’s prior written consent, we may not: issue, incur or guarantee any debt obligations other than trade payables in the ordinary course; issue any security that has conversion rights in which the number of shares varies with the market price of our shares; issue any securities convertible into our shares with a conversion price that varies with the market price of our shares; issue any securities that have a conversion or exercise price subject to a reset due to a change in the market price of our shares or upon the occurrence of certain events related to our business (but excluding certain standard antidilution protection for any reorganization, recapitalization, noncash dividend, stock split or similar transaction); issue any securities pursuant to an equity line of credit, standby equity purchase agreement or similar arrangement. The Purchase Agreement also contained a most favored nations provision that provides we will grant to the Holder the same terms as we offer any subsequent investor in our debt securities and certain arbitration provisions in the event of a claim arising under the Purchase Agreement and other transaction documents.

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

As of June 30, 2025, the note payable balance outstanding, net of the original issue discount and fees paid, was $1.3 million. During the first quarter of fiscal 2026 the Company paid all principal and interest due under the Note in the aggregate of $1.4 million and all collateral and guarantees pledged to the lender in connection with the Note have been released. The Company has no other indebtedness. The effective interest rate for the Note was 41.3%. Interest expense for this note payable during fiscal year 2026 and 2025 was $0.1 million and $1.2 million, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock

In connection with the Company’s underwritten public offering in fiscal 2022, the Company issued the underwriter’s warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The warrants may be exercised until March 14, 2027. The exercise price of each warrant is $2.40 per share. As of June 30, 2026, no warrants were exercised.

Convertible Preferred Stock

The Company has 50,000,000 shares authorized to issue as Preferred Stock. The Preferred Stock is designated into two series: 5,000,000 shares designated as Series A and 45,000,000 shares designated as Series B. As of June 30, 2025 there are no issued or outstanding shares of Series A stock.

Each issued Series B Convertible Preferred Stock is convertible into 20 shares of common stock and carries a vote of 20 shares of common stock in all matters brought before the shareholders for a vote. During fiscal year 2025, 36,058 shares of Series B Preferred Stock were converted into 721,160 shares of common stock. There are 13,302 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2026 and 2025, respectively.

Stock-based Compensation

In 2021, the Company adopted the 2021 Omnibus Equity Incentive Plan (“Equity Plan”) which provides for the grant of stock-based awards, including stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), to employees and non-employees. A total of 5,000,000 shares of common stock are authorized for issuance under the Plan, of which 3,907,813 are available for future grants as of June 30, 2026.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as compensation on a straight-line basis between the date of grant and the date the options become fully vested. Stock options issued have a term of ten years. There were no stock option grants during the year ended June 30, 2026. The fair value of the options granted for the year ended June 30, 2025 were estimated using the following assumptions: expected volatility 137%, expected term 6.1 years, risk free interest rate 4.5% and expected dividend yield 0%.

The fair value of RSAs is estimated on the grant date based on the closing quoted market price of the Company’s stock and the RSAs generally vest over a four-year period following issuance date, subject to continued service. The fair value of RSAs is recognized as compensation on a straight-line basis between the date of grant and the date the RSAs become fully vested.

During fiscal 2026 and 2025, the following activity occurred under the Company’s Equity Plan.

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2024	540,881	$1.34	681,013	$1.15
Granted	100,000	$1.45	264,890	$1.45
Released	-	$-	(667,414)	$1.22
Expired	(123,993)	$1.43	-	$-
Forfeited	(173,221)	$1.37	(84,632)	$1.14
Outstanding at June 30, 2025	343,667	$1.32	193,857	$1.33
Granted	-	$-	24,270	$1.03
Released	-	$-	(105,019)	$1.29
Expired	(29,248)	$1.30	-	$-
Forfeited	(31,387)	$1.27	(98,963)	$1.35
Outstanding at June 30, 2026	283,032	$1.32	14,145	$1.03
Exercisable at June 30, 2026	195,214	$1.32

The total fair value of the stock option grants, calculated using the Black-Scholes option-pricing model using the assumptions noted above, was determined to be zero and $0.1 million for fiscal 2026 and 2025, respectively. The weighted average remaining contractual term of the stock options outstanding as of June 30, 2026 was 6.2 years. The aggregate intrinsic value of stock options outstanding as of June 30, 2026 was zero.

Stock-based compensation relating to RSAs totaled less than $0.1 million and $0.7 million for the years ended June 30, 2026 and 2025, respectively, and are included in salaries and compensation in the Consolidated Statements of Operations. Holders of RSAs generally have the rights and privileges of a stockholder with respect to the shares of common stock granted to the holder, including the right to vote such shares and the right to receive dividends with respect to such shares. However, all cash and stock dividends and distributions shall be held back by the Company for the holder’s account until such time as the related portion of the restricted stock award vests (at which time such dividends or distributions, as applicable, shall be released and paid).

Stock-based compensation expense relating to stock options and RSAs totaled $0.1 million and $0.8 million for the years ending June 30, 2026 and 2025, respectively, and are included in the Consolidated Statements of Operations. As of June 30, 2026, there was $0.1 million of unrecognized compensation expense related to outstanding stock options and RSAs that will be recognized over a remaining period of 2.1 years. The aggregate expected stock-based compensation expense remaining to be recognized reflects only awards as of June 30, 2026 and assumes no forfeiture activity.

There were no shares issued for vendor services during the years ending June 30, 2026 and 2025.

NOTE 14. INCOME TAXES

The following table summarizes the loss from continuing operations before income taxes (in thousands):

	Year Ended June 30,
	2026	2025
United States	$(773)	$(6,512)
Foreign	(4,032)	(1,044)
Loss from continuing operations before income taxes	$(4,805)	$(7,556)

Income Tax Provision

The composition of the benefit from income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2026	2025
United States	$291	$1,302
Foreign	(14)	260
Total benefit from income taxes	$277	$1,562

	Year Ended June 30,
	2026	2025

Current:
Federal	$17	$(39)
States	(22)	(16)
Foreign	(16)	7
Total current	(21)	(48)
Deferred:
Federal	330	1,356
States	(34)	1
Foreign	2	253
Total deferred	298	1,610
Total benefit from income taxes	$277	$1,562

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets for the years ended June 30, 2026 and 2025 are presented below (in thousands):

	June 30,
	2026	2025

Deferred tax assets:
Intangible assets - U.S.	$740	$685
Net operating loss	2,662	2,222
Capital loss carryover	144	45
Accruals, reserves and other - U.S. and foreign	485	488
Gross deferred tax assets	4,031	3,440
Less: valuation allowance	(432)	-
Total deferred tax assets	$3,599	$3,440

Deferred tax liabilities:
Intangible assets - foreign	$-	$(195)
Accruals, reserves and other - foreign	-	(26)
Total deferred tax liabilities - foreign	$-	$(221)
Total net deferred tax assets	$3,599	$3,219

The Company’s accounting for deferred income taxes requires evaluating the realizability of its net deferred tax assets. In assessing recoverability, the Company considers all available positive and negative evidence, including historical operating performance, the nature of the deferred tax assets, and the timing, likelihood, and amount of future taxable income during the periods when temporary differences and carryforwards become deductible. Based on this evaluation, the Company established a partial valuation allowance against certain net deferred tax assets as of June 30, 2026. The valuation allowance increased by $0.4 million during the fiscal year ended June 30, 2026. No valuation allowance was recorded as of June 30, 2025, because the Company determined at that time that it was more likely than not that its net deferred tax assets would be realized.

For the year ended June 30, 2026, the Company adopted ASU 2023-09 prospectively. See Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended June 30, 2026 was as follows:

	Year Ended June 30, 2026
	Amount	Percentage
U.S. federal statutory tax rate	$976	21.0%
State and local income taxes (net of federal benefit)	(51)	(1.1)%
Foreign tax effects:
United Kingdom
Statutory tax rate differential between U.K. and U.S.	88	1.9%
Goodwill impairment	(424)	(9.1)%
Change in valuation allowance	(432)	(9.3)%
Canada
Gain from sale of business	(82)	(1.8)%
Other	(16)	(0.3)%
Nontaxable or nondeductible items:
Gain from sale of business	201	4.3%
Other	17	0.4%
Total tax benefit	$277	6.0%

The benefit from income taxes for the year ended June 30, 2025, prior to the adoption of ASU 2023-09, differed from the amounts computed by applying the statutory federal income tax rate of 21.0% to pretax loss as a result of the following (in thousands):

	Year Ended June 30, 2025
	Amount	Percentage

Federal tax benefit at statutory tax rate	$1,550	21.0%
State income taxes	(12)	(0.2)%
Permanent differences	(14)	(0.1)%
Foreign rate differential	38	0.5%
Total tax benefit	$1,562	21.2%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2025, the balance of gross unrecognized tax benefits was zero, and it remained zero throughout the year ended June 30, 2026.

As of June 30, 2026 and 2025, the Company has federal net operating loss carryforwards of $10.4 million and $9.4 million, respectively, and state net operating loss carryforwards of $4.3 million and $6.9 million, respectively. These state operating loss carryforwards begin to expire in 2045. The federal net operating loss carryforward will carryforward indefinitely, but is subject to the 80% taxable income limitation.

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are subject to tax examinations for the tax years 2021 through 2025 as of year ended June 30, 2026. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. There were no ongoing examinations by taxing authorities as of June 30, 2026.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2026 and 2025, the Company accrued and recognized as a liability zero, respectively, of interest and related penalties to uncertain tax positions.

Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025. This law changes or makes permanent certain tax laws for corporations, including provisions relating to domestic research and development costs, bonus depreciation and foreign derived intangible income.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various facilities and offices in the US and UK with varying lease terms.

For the years ended June 30, 2026 and 2025, the combined operating lease costs of the Company totaled $0.4 million and $0.6 million, respectively, and are recorded in general and administrative expense in the Consolidated Statements of Operations.

Future minimum consolidated lease payments for the Company are as follows (in thousands):

Year Ended June 30,	Lease Amount
2027	$330
2028	139
Total minimum lease payments	469
Less: present value discount	(1)
Total lease liabilities	$468

The weighted average remaining lease term for the Company’s operating leases was 1.3 years as of June 30, 2026 and a weighted-average discount rate of 6.0% was used to determine the total operating lease liabilities.

Other Agreements and Commitments

Effective as of March 31, 2025, the Company determined to pause further development of its Fintech app for the U.S. market. As Marygold US built out its Fintech app, it entered into agreements with various service providers, some of which required long-term contracts. As of June 30, 2026, Marygold US has recorded payment commitments in accounts payable and accrued expenses totaling $0.7 million with some former primary service vendors not including an additional $0.2 million in unused service commitments. Similarly, effective June 30, 2026, the Company determined to pause further development of its Fintech app for the U.K. market. As of June 30, 2026, Marygold UK has recorded payment commitments totaling $0.1 million with some former primary service vendors not including an additional $0.1 million in unused service commitments. It is uncertain what amount of this contractual commitment may be reduced by the vendors as such services are no longer required.

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

No accrual or reserve has been made with respect to the above legal matters for fiscal 2026 or 2025. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters. Although we are vigorously contesting the litigation claims discussed above, in the near term it is reasonably possible that we may be required to establish a reserve or an accrual in the future depending upon the outcome of any of the foregoing litigation matters. An adverse outcome in any of these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees who are over 21 years of age and who have completed a minimum of 1,000 hours of service and have worked for the Company for at least three months. Participants may contribute a portion of their salary into the 401K Plan subject to certain limitations. In addition, the Company makes a safe harbor matching contribution. Company paid matching contributions of $0.2 million and $0.3 million for the years ended June 30, 2026 and 2025, respectively.

NOTE 16. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews revenues and profits in assessing segment performance and deciding how to allocate resources. Our CODM does not evaluate operating expenses by segment. During the periods presented, the Company reported its financial performance based on the following segments.

Segment	Entities	Location	Description
Fund Management	USCF Investments, Inc.	United States	Manages, operates and is a commodity pool operator or an investment advisor to exchange traded funds organized as limited partnerships or investment trusts that issue shares which trade on the NYSE Arca stock exchange.
Security Systems	Brigadier Security Systems (2000) Ltd.	Canada	Sells and installs commercial and residential alarm monitoring systems.
Beauty Products	Kahnalytics, Inc. doing business as Original Sprout	United States	Engaged in the wholesale distribution of hair and skin care products on a global scale.
Financial Services	Marygold & Co.; Marygold & Co. Advisory Services, LLC; Marygold & Co. (UK) Limited, Marygold & Co. Limited and Step-By-Step Financial Planners Limited	United States and United Kingdom	Marygold & Co. developed a Fintech app that was launched in June 2023 in the US and in March 2025 in the UK; and Marygold UK through its subsidiaries is an asset manager and registered investment advisor in the UK.
Corporate Headquarters	The Marygold Companies, Inc.	United States	Holding company responsible for organizational accountability, capital raising and allocation, corporate governance, regulatory compliance, etc.

The following table presents a summary of operating information (in thousands):

	Year Ended June 30,
	2026	2025
Revenue from external customers:
Fund management - related party	$21,126	$17,135
Beauty products	3,367	2,974
Security systems	-	2,471
Financial services	820	854
Total revenue	$25,313	$23,434

	Year Ended June 30,
	2026	2025
Income (loss) from continuing operations:
Fund management - related party	$2,912	$3,274
Beauty products	293	(395)
Security systems	-	250
Financial services	(4,079)	(5,621)
Corporate headquarters	(5,138)	(4,343)
Total loss from continuing operations	$(6,012)	$(6,835)

The following table presents a summary of identifiable assets by geographical location (in thousands):

	June 30,
	2026	2025
Identifiable assets:
United States	$20,477	$22,025
United Kingdom	350	3,210
Canada	-	1,728
Total	$20,827	$26,963

The identifiable assets relating to the Food products segment are included in Note 3. Discontinued Operations.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 18, 2026, the date the financial statements were issued, and determined that there were no subsequent events that require recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 (the end of the period covered by this annual report) and provided reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. Further, the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at the end of its most recent fiscal year, June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2026 which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Securities Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

29

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement to be filed with the SEC within 120 days following our fiscal year ended June 30, 2026.

30

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are filed or incorporated by reference into this Form 10-K:

3.1	Amended Articles of Incorporation of Concierge Technologies, Inc. (incorporated by reference to Exhibit A to the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.2	Certificate of Designation (Series of Preferred Stock) (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed on October 8, 2010).
3.3	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 31, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.4	Amendment to Certificate of Designation filed with the Secretary of State of the State of Nevada on January 5, 2015 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
3.5	Amended Bylaws of Concierge Technologies, Inc. effective on March 20, 2017 (incorporated by reference to Exhibit B of the Definitive Proxy Materials on Schedule 14C filed on February 28, 2017)
3.6	Certificate of Amendment, dated March 7, 2022(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022).
10.1	Concierge Technologies, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix C of the Information Statement filed pursuant to Section 14C on September 13, 2021)
10.2*	Employment Agreement between the Company and Stuart Crumbaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.3*	Employment Agreement between the Company and David Neibert (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.4*	Employment Agreement between the Company and Carolyn Yu (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.5*	One-Time Transaction Bonus Agreement by and between the Company, Wainwright Holdings, Inc., and John Love (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2022)
10.6	Variation Agreement entered into on June 20, 2022 between Marygold UK and Keith Halford to complete the closing of the Share Purchase Agreement entered into on August 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 21, 2022).
10.7	Equity Distribution Agreement, dated March 7, 2025, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on March 10, 2025).
10.8	Common Stock Purchase Warrant, dated March 14, 2022, by and between the Company and Maxim Partners LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 15, 2022).
10.9	Stock Purchase Agreement, dated June 19, 2025, by and between the Company and SKCAL LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 20, 2025).
10.10*	Addendum to Employment Agreement Dated April 18, 2022 between the Company and David Neibert.
10.11*	Addendum to Employment Agreement Dated April 18, 2022 between the Company and Carolyn M. Yu.
21.1	List of Subsidiaries. **
23.1	Consent of BPM LLP. **
24.1	Power of Attorney (included on Signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates management contract or any compensatory plan, contract or arrangement.
**	Filed herewith.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

The Company has determined not to include a summary of the information permitted by Item 16 of the Form 10-K.

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARYGOLD COMPANIES, INC. (Registrant)

Date: September 18, 2026	/s/ Nicholas D. Gerber
Nicholas D. Gerber, Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carolyn M. Yu, with the power of substitution and re-substitution, as his or her attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended June 30, 2026, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 18, 2026	/s/ Nicholas D. Gerber
Nicholas D. Gerber, CEO, Chairman of the Board of Directors

Date: September 18, 2026	/s/ Scott A. West
Scott A. West, Chief Accounting Officer
(Principal Accounting Officer)

Date: September 18, 2026	/s/ David W. Neibert
David W. Neibert, C.O.O., Secretary and Director

Date: September 18, 2026	/s/ Scott Schoenberger
Scott Schoenberger, Director

Date: September 18, 2026	/s/ Matt Gonzalez
Matt Gonzalez, Director

Date: September 18, 2026	/s/ Derek Mullins
Derek Mullins, Director

Date: September 18, 2026	/s/ James Alexander
James Alexander, Director

Date: September 18, 2026	/s/ Erin Grogan
Erin Grogan, Director

Date: September 18, 2026	/s/ Joya Delgado Harris
Joya Delgado Harris, Director

32