Form 10-Q
period 2026-09-30
Marygold Companies, Inc.
filed 2026-11-06
CIK 1005101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, 42,760,282 shares of the registrant’s Common Stock, $0.001 par value per share, were issued and outstanding. In addition, as of this date 13,302 shares of Series B Convertible, Voting Preferred Stock (“Series B Preferred Stock”) were issued and outstanding. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock and votes pari passu on an as if converted basis on all matters presented to our stockholders for a vote.

THE MARYGOLD COMPANIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the federal securities laws which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategies, plans, or intentions. Forward-looking statements contained in this Report include, but are not limited to, statements about:

●	the outcome of certain class action litigation involving our subsidiary, USCF Investments, Inc.;
●	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
●	the sufficiency of our cash flows which is primarily dependent upon the performance of our U.S. investment fund management business and its ability to maintain and expand fund assets under management (“AUM”) such that we can meet our working capital, capital expenditure, and liquidity needs;
●	the ability of our operating subsidiaries to attract and retain customers to use our products or services, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to continue using our services and products;
●	the evolution of technologies affecting our operating subsidiaries’ products, services and markets;
●	the ability of our operating subsidiaries to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
●	the ability of our operating subsidiaries to successfully penetrate enterprise and other markets;
●	the ability of our operating subsidiaries to successfully expand in our existing markets and into new markets, including international markets;
●	the attraction and retention of key personnel;
●	our ability to effectively manage our growth and future expenses;
●	the ability of our operating subsidiaries to comply with modified or new laws and regulations applying to our businesses, including privacy and data security regulations;
●	our ability to raise additional capital through debt or equity financing if the need arises to cover our operating losses or investing in strategic acquisitions;
●	worldwide economic conditions, including the uncertainty of increasing tariffs on imports, interest rates and inflation;
●	the geopolitical conflict in Eastern Europe and the Middle East, and their direct or impact on transfer of funds related to repatriation of our foreign subsidiary assets due to banking of exchange restrictions, payments to third parties, subsidiaries; the direct or indirect impact on operations for our subsidiaries selling into or obtaining products or commodities from affected regions and or other impacted territories; supply chain disruptions and increased commodity prices; loss of key customers or suppliers; inflation impacting affected regions as well as the global implications of U.S. involvement, the increased risk of cyberattacks; impairments of operations impacted by the geopolitical conflict in Eastern Europe and the Middle East, or impacts on stock price should a prolonged conflict continue; and
●	our ability to acquire new businesses or expand our existing businesses, including the integration and financing of acquisitions or business expansion, as well as ability to dispose of businesses we consider to be under-performing or not in our long-term strategy, e.g., our Food Products segment for which we plan to dispose of (see Note 3. Discontinued Operations).

The foregoing list does not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2026, this Report and our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we and our subsidiaries operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

In this Report, unless the context otherwise requires, references to “we,” “our,” or “us,” “Company,” “The Marygold Companies,” refer to The Marygold Companies, Inc., a Nevada corporation, and its subsidiaries. Our logo, trademarks and service marks are the property of the Company. Other trademarks or service marks appearing in this quarterly report are the property of their respective holders. Solely for convenience, trademarks, trade names, service marks and copyrights referred to in this Report may appear with or without the “©”, “®” or “™” symbols, but the inclusion, or not, of such references are not intended to indicate, in any way, that we, or the applicable owner, will not assert, to the fullest extent possible under applicable law, our or their, as applicable, rights to these trademarks, trade names service marks or copyrights. We do not intend our use or display of other companies’ trademarks, trade names, service marks or copyrights to imply a relationship with, or endorsement or sponsorship of us by, such other companies.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2026	June 30, 2026
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,484	$2,880
Accounts receivable, net (of which $2,871 and $2,684, respectively, due from related parties)	3,192	2,892
Inventories	941	1,051
Prepaid income tax and tax receivable	300	814
Investments, at fair value	8,109	7,848
Assets held for sale	2,478	2,517
Other current assets	567	513
Total current assets	20,071	18,515

Operating lease right-of-use assets	304	429
Deferred tax assets, net	3,599	3,599
Other assets	1,434	1,436
Total assets	$25,408	$23,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,377	$3,364
Lease liabilities, current portion	232	314
Liabilities associated with assets held for sale	758	921
Total current liabilities	4,367	4,599

Lease liabilities, net of current portion	109	154
Total liabilities	4,476	4,753

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 50,000 shares authorized Series B: 13 shares issued and outstanding at both September 30, 2026 and June 30, 2026	-	-
Common stock, $0.001 par value; 900,000 shares authorized; 42,760 and 42,712 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	42	42
Additional paid-in capital	15,359	15,270
Accumulated other comprehensive (loss) income	(49)	87
Retained earnings	5,580	3,827
Total stockholders’ equity	20,932	19,226
Total liabilities and stockholders’ equity	$25,408	$23,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended September 30,
	2026	2025

Revenue
Fund management - related party	$8,404	$4,329
Beauty products	792	671
Financial services	160	208
Revenue	9,356	5,208

Cost of revenue	403	301

Gross profit	8,953	4,907

Operating expense
Fund operations	2,448	1,525
Salaries and compensation	2,391	2,330
General and administrative expense	1,501	1,942
Marketing and advertising	752	475
Total operating expenses	7,092	6,272

Income (loss) from continuing operations	1,861	(1,365)

Other income:
Interest and dividend income	88	84
Other income, net	199	666
Total other income, net	287	750

Income (loss) from continuing operations before income taxes	2,148	(615)

(Provision) benefit from income taxes	(473)	153

Net income (loss) from continuing operations	1,675	(462)

Net income from discontinued operations (see Note 3)	78	106

Net income (loss)	$1,753	$(356)

Weighted average shares of common stock
Basic	42,973	42,959
Diluted	42,977	42,959

Net income (loss) from continuing operations per common share – basic and diluted	$0.04	$(0.01)
Net income (loss) per common share – basic and diluted	$0.04	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Quarters Ended September 30,
	2026	2025

Net income (loss)	$1,753	$(356)
Foreign currency translation (loss) gain	(136)	174
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier (See Note 7.)	-	35
Comprehensive income (loss)	$1,617	$(147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
Quarter Ended September 30, 2026	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2026	13	$-	42,712	$42	$15,270	$87	$3,827	$19,226
Loss on currency translation	-	-	-	-	-	(136)	-	(136)
Stock-based compensation	-	-	-	-	23	-	-	23
Exercise of stock options	-	-	48	-	66	-	-	66
Net income	-	-	-	-	-	-	1,753	1,753
Balance at September 30, 2026	13	$-	42,760	$42	$15,359	$(49)	$5,580	$20,932

	Preferred Stock (Series B)		Common Stock		Additional	Accumulated Other		Total
Quarter Ended September 30, 2025	Number of Shares	Amount	Number of Shares	Par Value	Paid - in Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at June 30, 2025	13	$-	42,818	$42	$15,167	$(420)	$8,198	$22,987
Gain on currency translation	-	-	-	-	-	174	-	174
Reclassification of cumulative translation adjustment to earnings upon sale of Brigadier	-	-	-	-	-	35	-	35
Stock-based compensation	-	-	-	-	67	-	-	67
Net loss	-	-	-	-	-	-	(356)	(356)
Balance at September 30, 2025	13	$-	42,818	$42	$15,234	$(211)	$7,842	$22,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,753	$(356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3	94
Stock-based compensation	23	67
Gain on sale of Brigadier (See Note 7.)	-	(521)
Gain on investments	(202)	(217)
Non-cash lease costs	187	215
Changes in operating assets and liabilities:
Accounts receivable	(189)	(199)
Prepaid income taxes and tax receivable	502	(209)
Inventories	53	(123)
Other assets	(54)	354
Accounts payable and accrued expenses	(84)	644
Lease liabilities	(193)	(282)
Net cash provided by (used in) operating activities	1,799	(533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	624	1,430
Purchase of investments	(683)	(990)
Proceeds from sale of Brigadier, net of cash disposed (see Note 7.)	-	1,066
Purchase of property and equipment	-	(29)
Net cash (used in) provided by investing activities	(59)	1,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment on note payable	-	(1,316)
Net cash used in financing activities	-	(1,316)

Effect of exchange rate change on cash and cash equivalents	(136)	227

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,604	(145)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	2,880	5,068

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$4,484	$4,923

Cash and cash equivalents	$4,484	$4,860
Restricted cash	-	63
Total cash, cash equivalents and restricted cash	$4,484	$4,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$-	$95
Income taxes (net of refunds received)	$(29)	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Proceeds from stock option exercises not received as of September 30, 2026	$66	$-
Reclassification of advance from buyer included in gain on sale of Brigadier	$-	$720

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MARYGOLD COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Marygold Companies, Inc., a Nevada corporation, (together with its subsidiaries, “we,” “us” “our,” “Company,” or “The Marygold Companies”) is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation, whose principal business office is located in Walnut Creek, California; and

■	Marygold & Co. Advisory Services, LLC, a wholly owned subsidiary of Marygold & Co., a Delaware limited liability company was dissolved effective February 17, 2026.

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand. As of March 31, 2026, the Company formally approved a plan to dispose of this segment and thus this segment is being presented as discontinued operations (see Note 3. Discontinued Operations).
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. Brigadier was sold to a related party on July 1, 2025 (see Note 7. Sale of Brigadier).

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

On September 25, 2026, The Marygold Companies, Inc. entered into a definitive merger agreement pursuant to which funds managed by Madison Dearborn Partners will acquire all of the outstanding shares of the Company for $2.00 per share. Outstanding stock options will be converted into the right to receive cash equal to the product of the number of option shares and the excess of the $2.00 per share purchase price over the exercise price per share. The transaction is expected to close during the first half of 2027 or earlier, upon satisfaction of customary closing conditions, including the approval of Marygold stockholders, regulatory approvals and certain change-of-control approvals. The Company’s Board has voted unanimously to approve the transaction. Certain stockholders of the Company, including Nicholas Gerber, who collectively beneficially own approximately 75% of the Company’s outstanding shares, have entered into voting and support agreements pursuant to which they have agreed to vote their shares in favor of the transaction subject to customary exceptions. In certain circumstances, the Company would be required to pay the acquiring company a termination fee of $2.6 million. Upon completion of the transaction, the Company will become a privately held company and its common stock will no longer be listed on the NYSE American LLC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Principles

The Company has prepared the accompanying unaudited condensed financial statements on a consolidated basis. In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, related statements of operations, comprehensive loss, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation, prepared on an accrual basis, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. Operating results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027. The condensed consolidated balance sheet as of June 30, 2026, has been derived from the audited consolidated financial statements at that date included in our annual report on Form 10-K for the year ended June 30, 2026, but does not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements. The information included in this Report should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for year ended June 30, 2026.

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

Concentration of Credit Risk

Our subsidiary USCF Investments relies on the revenues generated from the investment management fees from the funds it manages. The concentration of fund management revenue and related receivables were (dollars in thousands):

	Quarters Ended September 30,
	2026		2025		September 30, 2026		June 30, 2026
	Revenue	% of Total	Revenue	% of Total	Accounts Receivable	% of Total	Accounts Receivable	% of Total
Fund
USO	$2,247	27%	$1,109	26%	$715	25%	$699	25%
BNO	1,210	14%	202	5%	416	14%	458	17%
CPER	1,207	14%	373	9%	391	14%	417	16%
SDCI	956	12%	318	7%	375	13%	290	11%
UMI	887	11%	823	19%	294	10%	273	10%
USCI	769	9%	515	12%	270	9%	233	9%
UNG	760	9%	757	17%	279	10%	215	8%
All Others	368	4%	232	5%	131	5%	99	4%
Total	$8,404	100%	$4,329	100%	$2,871	100%	$2,684	100%

There are no significant concentrations for the other operating subsidiaries on a consolidated basis.

Recently Issued Accounting Pronouncements

The Company assessed recently issued accounting pronouncements and determined that their adoption is not expected to have a material impact on its financial statements.

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

In September 2026, we entered into a definitive agreement to sell our Printstock Products Limited (“Printstock”) business unit to TAG Investments Limited, a New Zealand-based private investment firm, in a cash transaction valued at a minimum of NZ$2,450,000 with final cash proceeds to be determined at closing. The proposed transaction is structured as an asset sale. Based in Napier, New Zealand, Printstock is a digital printer of custom food packaging products for brands predominantly distributed in New Zealand. The proposed transaction is expected to be completed on or about November 20, 2026. It is subject to customary closing conditions, including, but not limited to, due diligence, assignment of the lease and closing inventory valuations.

The following table presents the major classes of assets and liabilities classified as held for sale for each of the periods presented (in thousands).

	September 30, 2026	June 30, 2026
ASSETS
Accounts receivable	$452	$563
Inventories	919	862
Prepaid income tax and tax receivable	194	182
Property and equipment	380	388
Operating lease right-of-use assets	140	202
Intangible assets (including goodwill)	286	287
Other assets	107	33
Total assets held for sale	$2,478	$2,517

LIABILITIES
Accounts payable and accrued expenses	$544	$641
Lease liabilities	214	280
Total liabilities associated with assets held for sale	$758	$921

The following table summarizes the results of the discontinued operations of the Food Products segment for the periods presented (in thousands).

	Quarters Ended September 30,
	2026	2025

Revenue	$1,502	$1,755
Cost of revenue	1,130	1,297
Total operating expenses	302	356
Net income from discontinued operations	78	106
Net income from discontinued operations per common share	$0.00	$0.00

The following table summarizes the net cash used in operating activities of the discontinued operations of the Food Products segment for the periods presented (in thousands). There were no material cash flows from investing or financing activities during these respective periods.

	Quarters Ended September 30,
	2026	2025
Net cash used in operating activities	$(93)	$(166)

NOTE 4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. This calculation includes the weighted average number of shares of Series B, Voting, Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as they are deemed to be substantially similar to the common shares and shareholders are entitled to the same liquidation and dividend rights and each share of Series B Preferred Stock is convertible at any time into 20 shares of the Company’s common stock. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the three months ended September 30, 2026, the Company included in its diluted shares 4,020 restricted stock award shares outstanding as of September 30, 2026 as the Company reported net income during that period. Since the Company generated a net loss in the quarter ended September 30, 2025, basic and diluted net loss per share were the same. The Company excluded the following shares from the diluted net loss per share calculation as their effect would be anti-dilutive.

	Quarters Ended September 30,
	2026	2025
Warrants outstanding	82,500	82,500
Stock options outstanding	210,000	343,667
Restricted Stock Awards outstanding	-	101,803
Total common stock equivalents excluded	292,500	527,970

Basic and diluted net income (loss) per share reflects the effects of shares potentially issuable upon conversion of the convertible Series B Preferred Stock.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Quarter Ended			Quarter Ended
	September 30, 2026			September 30, 2025
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic net income (loss) per share:
Net income (loss) attributable to common shareholders	$1,742	42,707	$0.04	$(354)	42,693	$(0.01)
Net income (loss) attributable to preferred shareholders	11	266	$0.04	(2)	266	$(0.01)
Basic net income (loss) per share	$1,753	42,973	$0.04	$(356)	42,959	$(0.01)

	Quarter Ended			Quarter Ended
	September 30, 2026			September 30, 2025
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Diluted net income (loss) per share:
Net income (loss) attributable to common shareholders	$1,742	42,711	$0.04	$(354)	42,693	$(0.01)
Net income (loss) attributable to preferred shareholders	11	266	$0.04	(2)	266	$(0.01)
Diluted net income (loss) per share	$1,753	42,977	$0.04	$(356)	42,959	$(0.01)

NOTE 5. CERTAIN BALANCE SHEET DETAILS

The components of certain balance sheet line items are as follows (in thousands):

	September 30,	June 30,
Inventories	2026	2026
Raw materials and supplies	$377	295
Finished goods	564	756
Total inventories	$941	1,051

	September 30,	June 30,
Other assets, non-current	2026	2026
Equity investment in a financial institution	$900	$900
Equity investment in a registered investment advisor	502	502
Property and equipment, net	20	22
Deposits and other assets	12	12
Total other assets, non-current	$1,434	$1,436

The $0.9 million investment (which is net of a $0.9 million impairment) included in “Other assets, non-current” above represents an equity interest of less than 10% in a domestic financial institution and the $0.5 million investment represents a 10% equity interest in a registered investment advisor. These equity interests do not have readily determinable fair values and are measured at cost minus impairment.

	September 30,	June 30,
Accounts payable and accrued expenses	2026	2026
Accounts payable	$1,864	$2,078
Accrued operating expenses	814	843
Accrued payroll, vacation and bonus payable	699	443
Total	$3,377	$3,364

NOTE 6. INVESTMENTS

USCF Investments, from time to time, provides initial seed capital in connection with the organization of exchange traded products (ETPs) or exchange traded funds (ETFs) that are managed by USCF LLC or USCF Advisers. USCF Investments classifies these investments as current assets as these investments are generally sold within one year of the balance sheet date. Investments in which no controlling financial interest or significant influence exist are recorded at fair value with the change included in earnings in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2026 and June 30, 2026, the Company held a total of $0.9 million and $1.3 million, respectively, in funds managed by USCF Advisers which are related parties and are included in other equities in the table below. In addition to the seed capital holdings in these funds, the Company also invests in marketable securities. The Company recognized $0.2 million in gains on investments during both quarters ended September 30, 2026 and 2025 which are reported in other income in the consolidated statements of operations.

All of the Company’s short-term investments are classified as Level 1 assets and consist of the following (in thousands):

	September 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,887	$-	$-	$6,887
Other short-term investments	327	-	(1)	326
Other equities - related parties	814	118	(36)	896
Total short-term investments	$8,028	$118	$(37)	$8,109

	June 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,208	$-	$-	$6,208
Other short-term investments	323	1	-	324
Other equities - related parties	1,429	1	(114)	1,316
Total short-term investments	$7,960	$2	$(114)	$7,848

During the quarter ended September 30, 2026 and year ended June 30, 2026, respectively, there were no transfers between the fair value levels.

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

The audit committee of the Company continued to have oversight of the transaction through the Closing Date of July 1, 2025, and the final payment adjustment procedures concluding on September 1, 2025. The Company received total proceeds of $2.3 million for the sale and had a cost basis in Brigadier of $1.8 million and thus recorded a gain on the sale of Brigadier of $0.5 million through September 30, 2025, and was subsequently increased to $0.6 million due to an adjustment to a related deferred tax liability.

NOTE 8. STOCKHOLDERS’ EQUITY

Warrants to Purchase Common Stock

In connection with the Company’s underwritten public offering in fiscal 2022, the Company issued the underwriter’s warrants to purchase up to an aggregate of 82,500 shares of Common Stock as compensation for their services related to this issuance. The warrants may be exercised until March 14, 2027. The exercise price of each warrant is $2.40 per share. As of September 30, 2026, no warrants were exercised.

Stock-based Compensation

During the quarter ended September 30, 2026, the following activity occurred under the Company’s Equity Plan:

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2026	272,667	$1.35	10,095	$1.03
Exercised	(48,032)	$1.38	-	$-
Forfeited	(14,635)	$1.29	-	$-
Released	-	$-	(6,075)	$1.03
Outstanding at September 30, 2026	210,000	$1.34	4,020	$1.03
Exercisable at September 30, 2026	144,164	$1.34

No options or restricted stock awards were granted during the quarter ended September 30, 2026.

As of September 30, 2026, there was less than $0.1 million of unrecognized compensation expense related to outstanding stock options and restricted stock awards (RSAs) that will be recognized over a remaining period of 1.8 years. The weighted average remaining contractual life of the outstanding stock options as of September 30, 2026 was 7.2 years. The total stock-based compensation expense recognized during the quarters ended September 30, 2026 and 2025 was less than $0.1 million for both periods.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

For each of the three months ended September 30, 2026 and 2025, the Company’s combined lease costs were $0.1 million. The lease costs were recorded under general and administrative expense in the statements of operations.

Future minimum lease payments are (in thousands):

Year Ended June 30,	Operating Leases
Remainder of fiscal 2027	$197
2028	144
Total minimum lease payments	$341

The weighted average remaining lease term for the Company’s operating leases was 1.2 years as of September 30, 2026 and a weighted-average discount rate of 6.0% was used to determine the total operating lease liabilities.

Other Agreements and Commitments

In connection with the build out of its Fintech apps in the US and UK which have both been paused, Marygold US and Marygold UK entered into agreements with various service providers, some of which required long-term contracts. As of September 30, 2026, Marygold US and Marygold UK have recorded combined payment commitments totaling $0.8 million with some former primary service vendors not including an additional $0.3 million in unused service commitments. It is uncertain what amount of this contractual commitment may be reduced by the vendors as services are no longer required.

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

No accrual or reserve has been made with respect to the above legal matters for the quarter ended September 30, 2026, or the year ended June 30, 2026. We are currently unable to predict the timing or outcome of, or reasonably estimate the possible losses or range of possible losses resulting from these matters. Although we are vigorously contesting the litigation claims discussed above, in the near term it is reasonably possible that we may be required to establish a reserve or an accrual in the future depending upon the outcome of any of the foregoing litigation matters. An adverse outcome in any of these matters could materially adversely affect the Company’s financial condition, results of operations and cash flows.

Retirement Plan

The Company has a 401(k) Profit Sharing Plan (“401K Plan”) covering U.S. employees. Participants may make contributions pursuant to a salary reduction agreement. In addition, the 401K Plan makes a safe harbor matching contribution. The Company’s matching contributions were less than $0.1 million for each of the three months ended September 30, 2026 and 2025.

NOTE 10. RELATED PARTY TRANSACTIONS

USCF Investments – Related Party Transactions

The funds managed by USCF LLC and USCF Advisers are considered related parties for financial accounting purposes. The Company’s fund management revenue, totaling $8.4 million and $4.3 million for the three months ended September 30, 2026 and 2025, respectively, were earned from these related parties. Accounts receivable, totaling $2.9 million and $2.7 million as of September 30, 2026 and June 30, 2026, respectively, were owed from the funds that are deemed related parties. USCF Investments, from time to time, provides initial seed capital investments in connection with the organization of ETP and ETF funds that USCF LLC manages. As of September 30, 2026 and June 30, 2026, the Company held a total of $0.9 million and $1.3 million, respectively, in funds managed by USCF Advisers which are included in investments on the consolidated balance sheets. The Company owns 10% and 16% of the outstanding shares of or other interest in these funds as of September 30, 2026 and June 30, 2026, respectively. Included in interest and dividend income on the consolidated statements of operations are $0.1 million for both the three months ended September 30, 2026 and 2025, respectively, of dividends earned from these related party investments.

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

NOTE 11. INCOME TAXES

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

NOTE 12. SEGMENT REPORTING

In its operation of the business, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews revenues and operating income (loss) in assessing segment performance and deciding how to allocate cash and other resources. Asset and expense information by segment is not reported as the CODM does not evaluate segments on the basis of assets and expenses at each segment. Corporate headquarters includes, but is not limited to, audit and tax fees, stock-based compensation costs, public company related costs, salaries of executive management, and other company-wide costs.

	Quarters Ended September 30,
	2026	2025
Revenue from external customers:
Fund management - related party	$8,404	$4,329
Beauty products	792	671
Financial services	160	208
Total revenue	$9,356	$5,208

	Quarters Ended September 30,
	2026	2025
Income (loss) from continuing operations:
Fund management - related party	$3,012	$380
Beauty products	114	123
Financial services	(123)	(373)
Corporate headquarters	(1,142)	(1,495)
Total income (loss) from continuing operations	$1,861	$(1,365)

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

Our results of operations and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” in Part II of this Report and “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2026.

Overview

The Marygold Companies, Inc., a Nevada corporation (“Company,” “The Marygold Companies,” “we,” “our,” or “us”), is a holding company which operates through its wholly owned subsidiaries on a multinational scale that is focused upon financial services, exchange traded funds management and certain other business activities listed below:

●	U.S. Fund Management - USCF Investments, Inc., a Delaware corporation (“USCF Investments”), with corporate headquarters in Walnut Creek, California and its wholly owned subsidiaries, which provide fund management services to exchange traded fund and exchange traded products (“ETFs”):

○	United States Commodity Funds, LLC, a Delaware limited liability company (“USCF LLC”), and
○	USCF Advisers, LLC, a Delaware limited liability company (“USCF Advisers”). The principal place of business for each of USCF LLC and USCF Advisers is in Walnut Creek, California.

●	Beauty Products - Kahnalytics, Inc., a California corporation, doing business as “Original Sprout,” located in San Clemente, California.
●	U.S. and U.K. Financial Services:

○	Marygold & Co., a Delaware corporation whose principal business office is located in Walnut Creek, California; and

■	Marygold & Co. Advisory Services, LLC, a wholly owned subsidiary of Marygold & Co., a Delaware limited liability company, was dissolved effective on February 17, 2026.

○	Marygold & Co., (UK) Limited, a private limited company incorporated and registered in England and Wales, whose registered office is in London, England, and its wholly owned subsidiaries:

■	Marygold & Co. Limited f/k/a Tiger Financial & Asset Management Limited, a company incorporated and registered in England and Wales, whose registered office is in Northampton, England; and
■	Step-By-Step Financial Planners Limited, a company incorporated and registered in England and Wales, whose registered office is in Staffordshire, England.

●	Food Products – Gourmet Foods, Ltd., a registered New Zealand company located in Tauranga, New Zealand and its wholly owned subsidiary, Printstock Products Limited, a registered New Zealand company, with its principal manufacturing facility in Napier, New Zealand. As of March 31, 2026, the Company formally approved a plan to dispose of this segment and thus this segment is being presented as discontinued operations (see Note 3. Discontinued Operations to the condensed consolidated financial statements).
●	Security Systems – Brigadier Security Systems (2000) Ltd., a Canadian registered corporation, with locations in Regina and Saskatoon, Saskatchewan, Canada. This business was sold to a related party in July 2025 (see Note 7. Sale of Brigadier to the condensed consolidated financial statements).

Recent Developments

The Marygold Companies To Be Acquired

On September 25, 2026, The Marygold Companies, Inc. entered into a definitive merger agreement pursuant to which funds managed by Madison Dearborn Partners will acquire all of the outstanding shares of the Company for $2.00 per share. Outstanding stock options will be converted into the right to receive cash equal to the product of the number of option shares and the excess of the $2.00 per share purchase price over the exercise price per share. The transaction is expected to close during the first half of 2027 or earlier, upon satisfaction of customary closing conditions, including the approval of Marygold stockholders, regulatory approvals and certain change-of-control approvals. The Company’s Board has voted unanimously to approve the transaction. Certain stockholders of the Company, including Nicholas Gerber, who collectively beneficially own approximately 75% of the Company’s outstanding shares, have entered into voting and support agreements pursuant to which they have agreed to vote their shares in favor of the transaction subject to customary exceptions. In certain circumstances, the Company would be required to pay the acquiring company a termination fee of $2.6 million. Upon completion of the transaction, the Company will become a privately held company and its common stock will no longer be listed on the NYSE American LLC.

Discontinued Operations Classification for Food Products Segment

On March 31, 2026, the Company committed to a plan to dispose of its Food Products segment which is a distinct reporting segment and includes all operations conducted in New Zealand. The Food Products segment consists of two legal entities: Gourmet Foods, Ltd. which is a bakery business and Printstock Products Limited which is a printing business for the food industry and wholly-owned subsidiary of Gourmet Foods, Ltd. The Company expects to dispose of these two entities either collectively or separately through a sale or sales to a third party. The decision to divest the Food Products segment was driven by management’s strategic initiative to focus on its Fund Management and Financial Services related businesses. The disposal represents a strategic shift that will have a significant impact on the Company’s operations and financial results, including the exit from New Zealand and the Food Products segment. The Company is actively marketing the Food Products segment and expects the transaction to be completed within twelve months of the classification date. There can be no assurance the Company will be successful in divesting this business upon terms acceptable to the Company or as to the timing or terms of the final transaction or series of transactions.

Printstock Products Limited

In September 2026, we entered into a definitive agreement to sell our Printstock Products Limited (“Printstock”) business unit to TAG Investments Limited, a New Zealand-based private investment firm, in a cash transaction valued at a minimum of NZ$2,450,000 with final cash proceeds to be determined at closing. The proposed transaction is structured as an asset sale. Based in Napier, New Zealand, Printstock is a digital printer of custom food packaging products for brands predominantly distributed in New Zealand. The proposed transaction is expected to be completed on or about November 20, 2026. It is subject to customary closing conditions, including, but not limited to, due diligence, assignment of the lease and closing inventory valuations.

Quarter Ended September 30, 2026 Compared with Quarter Ended September 30, 2025

Summary Results of Operations

	Quarter Ended September 30,		Percentage
(in thousands, except percentages)	2026	2025	Change
Revenue	$9,356	$5,208	80%
Cost of revenue	403	301	34%
Gross profit	8,953	4,907	82%
Operating expenses	7,092	6,272	13%
Income (loss) from continuing operations	1,861	(1,365)	-236%
Other income, net	287	750	-62%
Income (loss) from continuing operations before income taxes	2,148	(615)	-449%
(Provision) benefit from income taxes	(473)	153	-409%
Net income (loss) from continuing operations	1,675	(462)	-463%
Net income from discontinued operations, net	78	106	-26%
Net income (loss)	$1,753	$(356)	-592%

Revenue increased by $4.1 million or 80% for the quarter ended September 30, 2026 driven by increased revenue of $4.1 million at our fund management segment resulting from higher average Assets Under Management (“AUM”). The increase in U.S. fund management revenue was driven by an increase in average AUM. Average AUM for the quarter ended September 30, 2026 was $5.5 billion compared to $2.9 billion for the quarter ended September 30, 2025. The increase in average AUM in the quarter ended September 30, 2026 was due to commodity price fluctuations, along with geopolitical and economic uncertainty.

Gross profit increased by $4.0 million or 82% driven by an increase in revenue of $4.1 million at our fund management segment from the higher average AUM as described above.

Operating expenses increased by $0.8 million or 13% driven by an increase of $1.4 million at our fund management segment primarily as a result of the higher variable fees tied to the increased average AUM; and partially offset by a $0.3 million reduction in costs in our financial services segment driven by the pause of further development of the Fintech app in the UK and a reduction of $0.3 million in expenses primarily related to compensation in our corporate headquarters segment.

Income (loss) from continuing operations improved by $3.2 million or 236% compared to the prior year quarter as a result of: the increase in profit of $2.6 million in the fund management segment due to the higher average AUM during the quarter; the decrease in financial services loss by $0.3 million from pausing the Marygold Fintech app in the UK in June 2026; and the decrease in loss from of our corporate headquarters segment by $0.4 million.

Other income, net decreased by $0.5 million or 62% for the quarter ended September 30, 2026 compared to the prior year quarter as a result of the $0.5 million gain on sale of Brigadier in the quarter ended September 30, 2025.

Income taxes went from a tax benefit in the first quarter of the prior year due to the taxable loss during that period to a tax provision in the first quarter of the current year due to the taxable income as described above.

Net income from discontinued operations was flat at $0.1 million for both quarterly periods in fiscal 2027 and 2026.

Net income improved by $2.1 million from a net loss of $0.4 million in the prior year quarter and was driven by the net effect of the changes discussed above.

Reportable Segments

Quarter Ended September 30, 2026 Compared with Quarter Ended September 30, 2025

SEGMENT RESULTS OF OPERATIONS

	Quarters Ended September 30,		Percentage
(in thousands, except percentages)	2026	2025	Change
Revenue
Fund management - related party	$8,404	$4,329	94%
Beauty products	792	671	18%
Financial services	160	208	-23%
Total revenue	$9,356	$5,208	80%

Income (loss) from continuing operations
Fund management - related party	$3,012	$380	693%
Beauty products	114	123	-7%
Financial services	(123)	(373)	-67%
Corporate headquarters	(1,142)	(1,495)	-24%
Total income (loss) from continuing operations	$1,861	$(1,365)	-236%

U.S. Fund Management – Related Party - USCF Investments

USCF Investments earns monthly management and advisory fees based on an investment management or advisory agreement with each ETF or ETP that it manages. The management fees are determined on the basis of a contractual basis point management fee multiplied by the average AUM over the given period. Average AUM for the quarter ended September 30, 2026 was $5.5 billion compared to $2.9 billion for the quarter ended September 30, 2025. As a result of higher average AUM for the current quarter when compared to the quarter ended September 30, 2025, revenue increased by $4.1 million or 94%. The increase in average AUM in the quarter ended September 30, 2026 was due to commodity price fluctuations, including energy price volatility associated with geopolitical events in the Middle East and Eastern Europe, as well as other geopolitical and economic uncertainty affecting inventory and demand.

Operating income increased by $2.6 million or 693% for the quarter ended September 30, 2026 compared to the same quarter in 2025 driven by higher revenue and partially offset by increases in sub-advisor fees (related to growth in newer funds) and by variable operating expenses that are tied to higher average AUM from other funds.

Beauty Products – Original Sprout

Original Sprout derives its revenues from the sale of proprietary hair and skin care products marketed to domestic and international distributors, grocery stores, hair salons and direct-to-consumers via online platforms. Revenue increased by $0.1 million or 18% driven by improved performance by its distribution channels.

Operating income was flat at $0.1 million for the quarter ended September 30, 2026, as compared to the prior year quarter.

U.S. and U.K. Financial Services – Marygold US and Marygold UK

Our Financial Services segment is comprised of Marygold US and Marygold UK, which are distinct operating entities with differing revenue streams.

Marygold US

Marygold US developed and launched a mobile banking fintech app which earned revenue in the form of management fees based on a percentage of the amount of account holder funds invested in various curated ETF portfolios offered on the app (“Money Pools”), and from transaction fees when account holders used a debit card. The app was soft-launched in June 2023 as a proof of concept. Since that time, the app earned only de minimis revenues. As a result, the offering of the app in the US was paused by Marygold US effective March 31, 2025. For the quarters ended September 30, 2026 and 2025, Marygold US had no revenue and minimal expenses.

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

Our total Financial Services revenue, derived entirely from Marygold UK, was $0.2 million in both quarters ended September 30, 2026 and 2025. Marygold UK had developed a fintech app designed specifically for use by Marygold UK clients. The app was launched in the U.K. in March 2025, earned only de minimis revenue, was removed from the market in April 2026, its offering, development and marketing were paused effective June 30, 2026. The consolidated operating loss for financial services was $0.1 million in the quarter ended September 30, 2026, compared with a loss of $0.4 million in the prior year quarter.

Corporate Headquarters

The Marygold Companies as a holding company has no significant revenue, however, it does have operating expenses such as, but not limited to, salaries, audit and legal fees, NYSE American listing fees and expenses, expenses related to compliance with its SEC periodic reporting requirements, insurance, and investor relations which produce operating losses. Operating loss for the corporate headquarters decreased by $0.4 million for the quarter ended September 30, 2026 as compared to the same period in 2025 driven by higher compensation related expenses in the prior year quarter.

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

As of September 30, 2026, we had $4.5 million of cash and cash equivalents on a consolidated basis as compared to $2.9 million as of June 30, 2026, an increase of $1.6 million or 56%. Our cash provided by operating activities for the quarter ended September 30, 2026 was $1.8 million. Effective June 30, 2026 we paused the offering, development and marketing of the mobile Fintech app in the U.K which has reduced our expenses related to our Fintech app during the quarter ended September 30, 2026. We have expensed a total of $19.5 million overall in the Fintech app since the project was implemented in 2019. Over the coming 12 months we currently expect to generate proceeds from the sale of our Food Products segment and plan to further curtail funding for our fintech-based subsidiary operations. Our working capital position remains strong at $15.7 million as of September 30, 2026.

Lease Liability

The Company has various leases for offices, warehouses and manufacturing facilities. The total amount due under these obligations was $0.3 million as of September 30, 2026. The obligations will reduce over the passage of time through periodic lease payments. See Note 9. for further analysis of this obligation.

Investments

USCF Investments, from time to time, provides initial investments in the creation of ETP funds that USCF Investments manages. USCF Investments classifies these investments as current assets as these investments are generally sold within one year from the balance sheet date. As of September 30, 2026, USCF Investments held investment positions in two of its exchange traded funds registered under the Investment Company Act of 1940, as amended, ZSB and USE of $0.2 million and $0.7 million, respectively. These investment positions along with other investments, as applicable, are described further in Note 6. to our Financial Statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 9. Commitments And Contingencies – Litigation” in our Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

We are subject to certain risks and uncertainties in our business operations. You should carefully consider the factors discussed under “Item 1A -Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2026 (“2026 Form 10-K”). The risks discussed in our 2026 Form 10-K, our other filings with the SEC, and the risks discussed herein could materially affect our business, financial condition, results of operations and the market for our shares. The risks described in our 2026 Form 10-K and our other SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 25, 2026, by and among Flower AcquireCo, LLC, Flower Merger Sub, Inc. and The Marygold Companies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2026).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or any compensatory plan, contract or arrangement.

101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MARYGOLD COMPANIES, INC.

Dated: November 6, 2026	By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Accounting Officer (Principal Accounting Officer)

